Form 10-Q
period 2017-06-30
TPG RE Finance Trust, Inc.
filed 2017-08-24
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-38156

TPG RE Finance Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	36-4796967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Seventh Avenue, 35th Floor

New York, New York 10106

(Address of principal executive offices)(Zip Code)

(212) 601-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of August 23, 2017, there were 60,100,787 shares of the registrant’s common stock, $0.001 par value per share, and 1,213,026 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our prospectus dated July 19, 2017, filed with the Securities and Exchange Commission (the “SEC”) on July 21, 2017 pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:

•	the general political, economic and competitive conditions in the markets in which we invest;
•	the level and volatility of prevailing interest rates and credit spreads;
•	adverse changes in the real estate and real estate capital markets;
•	general volatility of the securities markets in which we participate;
•	changes in our business, investment strategies or target assets;
•	difficulty in obtaining financing or raising capital;
•	reductions in the yield on our investments and increases in the cost of our financing;
•

acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with TPG RE Finance Trust Management, L.P. (our “Manager”);
•	conflicts with our Manager or the personnel of TPG Global, LLC and its affiliates (“TPG”) providing services to us, including our officers, and certain funds managed by TPG;
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service (the “IRS”), the New York Stock Exchange (the “NYSE) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Risk Factors” in our Prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Except where the context requires otherwise, the terms “Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation, and its subsidiaries; the term “Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership; and the term “TPG” refers to TPG Global, LLC, a Delaware limited liability company, and its affiliates.

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS(1)
Cash and Cash Equivalents	$200,653	$103,126
Restricted Cash	1,081	849
Accounts Receivable	382	644
Accounts Receivable from Servicer/Trustee	47,416	34,743
Accrued Interest Receivable	12,207	14,023
Loans Held for Investment (includes $1,462,300 and $1,397,610 pledged as collateral under repurchase agreements)	2,191,911	2,449,990
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $128,298 and $51,305 pledged as collateral under repurchase agreements)	129,585	61,504
Other Assets, Net	3,427	704
Total Assets	$2,586,662	$2,665,583
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$4,620	$2,907
Accrued Expenses	9,407	6,555
Collateralized Loan Obligation (net of deferred financing costs of $1,208 and $2,541)	166,077	540,780
Repurchase Agreements (net of deferred financing costs of $8,939 and $8,159)	1,139,649	1,013,370
Notes Payable (net of deferred financing costs of $2,886 and $2,883)	235,525	108,499
Payable to Affiliates	6,536	3,955
Deferred Revenue	356	482
Dividend Payable	20,520	18,346
Total Liabilities	1,582,690	1,694,894
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 125 and 125 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 95,500,000 and 95,500,000 shares authorized; 39,252,219 and 38,260,053 shares issued and outstanding, respectively)	40	39
Class A Common Stock ($0.001 par value; 2,500,000 and 2,500,000 shares authorized; 982,211 and 967,500 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,004,466	979,467
Retained Earnings (Accumulated Deficit)	(3,073)	(10,068)
Accumulated Other Comprehensive Income	2,538	1,250
Total Stockholders' Equity	1,003,972	970,689
Total Liabilities and Stockholders' Equity	$2,586,662	$2,665,583

(1)

The Company’s consolidated Total Assets and Total Liabilities at June 30, 2017 and December 31, 2016 include VIE assets of $225.8 million and $743.5 million, respectively, and VIE liabilities of $166.6 million and $542.8 million, respectively. These assets can be used only to satisfy obligations of the VIE, and creditors of the VIE have recourse only to these assets and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest Income	$51,736	$38,400	$99,677	$72,132
Interest Expense	(19,635)	(15,076)	(37,435)	(28,006)
Net Interest Income	32,101	23,324	62,242	44,126
OTHER REVENUE
Other Income, net	245	296	367	311
Total Other Revenue	245	296	367	311
OTHER EXPENSES
Professional Fees	463	888	1,192	1,226
General and Administrative	720	1,190	1,189	1,446
Servicing and Asset Management Fees	1,205	648	2,341	1,510
Management Fee	2,768	2,149	5,356	4,133
Collateral Management Fee	71	219	202	493
Incentive Management Fee	1,805	1,266	3,386	2,074
Total Other Expenses	7,032	6,360	13,666	10,882
Income Before Income Taxes	25,314	17,260	48,943	33,555
Income Taxes	14	(144)	(140)	(190)
Net Income	$25,328	$17,116	$48,803	$33,365
Preferred Stock Dividends	(8)	(8)	(8)	(8)
Net Income Attributable to Common Stockholders	$25,320	$17,108	$48,795	$33,357
Basic Earnings per Common Share	$0.64	$0.52	$1.24	$1.08
Diluted Earnings per Common Share	$0.64	$0.52	$1.24	$1.08
Weighted Average Number of Common Shares Outstanding
Basic:	39,482,038	32,708,334	39,355,499	30,900,638
Diluted:	39,482,038	32,708,334	39,355,499	30,900,638
Dividends Declared per Common Share	$0.51	$0.53	$1.05	$0.53
OTHER COMPREHENSIVE INCOME
Net Income	$25,328	$17,116	$48,803	$33,365
Unrealized Gain on Commercial Mortgage-Backed Securities	56	809	1,288	1,037
Comprehensive Net Income	$25,384	$17,925	$50,091	$34,402

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional	Retained Earnings/	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	(Accumulated Deficit)	Comprehensive Income	Total Equity
Balance at December 31, 2015	125	$—	28,309,783	$29	783,158	$1	$729,477	$(13,157)	$—	$716,350
Issuance of Class A Common Stock	—	—	—	—	74,401	—	1,832	—	—	1,832
Issuance of Common Stock	—	—	3,987,337	4	—	—	98,164	—	—	98,168
Net Income	—	—	—	—	—	—	—	33,365	—	33,365
Other Comprehensive Income	—	—	—	—			—	—	1,037	1,037
Dividends on Preferred Stock	—	—	—	—	—	—	—	(8)	—	(8)
Dividends on Common Stock	—	—	—	—	—	—	—	(14,890)	—	(14,890)
Dividends on Class A Common Stock	—	—	—	—	—	—	—	(395)	—	(395)
Balance at June 30, 2016	125	$—	32,297,120	$33	857,559	$1	$829,473	$4,915	$1,037	$835,459

Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	992,166	1	—	—	24,634	—	—	24,635
Net Income	—	—	—	—	—	—	—	48,803	—	48,803
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,288	1,288
Dividends on Preferred Stock	—	—	—	—				(8)		(8)
Dividends on Common Stock	—	—	—	—	—	—	—	(40,803)	—	(40,803)
Dividends on Class A Common Stock	—	—	—	—	—	—	—	(997)	—	(997)
Balance at June 30, 2017	125	$—	39,252,219	$40	982,211	$1	$1,004,466	$(3,073)	$2,538	$1,003,972

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$48,803	$33,365
Adjustment to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(9,805)	(1,922)
Amortization of Deferred Financing Costs	5,453	4,289
Decrease (Increase) in Capitalized Accrued Interest	2,456	(583)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	262	2,488
Accrued Interest Receivable	1,816	(3,323)
Accrued Expenses	(671)	6,020
Accrued Interest Payable	1,713	646
Payable to Affiliates	2,581	(1,553)
Deferred Income / Gain	(126)	—
Change in Other Assets	143	—
Net Cash Provided by Operating Activities	52,625	39,427
Cash Flows from Investing Activities:
Restricted Cash	(232)	(548)
Origination of Loans Held for Investment	(524,725)	(252,348)
Purchase of Loans Held for Investment	—	(358,636)
Advances on Loans Held for Investment	(154,566)	(152,666)
Principal Advances Held by Servicer/Trustee	—	(566)
Principal Repayments of Loans Held for Investment	883,146	265,431
Proceeds from Sales of Loans Held for Investment	52,443	—
Purchase of Commercial Mortgage-Backed Securities	(96,610)	(49,754)
Principal Repayments of Mortgage-Backed Securities	29,666	—
Purchases and Disposals of Fixed Assets	(218)	—
Net Cash Provided by (Used in) Investing Activities	188,904	(549,087)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligation	(392,289)	(191,158)
Proceeds from Collateralized Loan Obligation	16,254	53,464
Payments on Secured Financing Agreements	(547,820)	(101,288)
Proceeds from Secured Financing Agreements	798,514	616,246
Payment of Deferred Financing Costs	(4,027)	(9,577)
Proceeds from Issuance of Common Stock	24,635	98,168
Proceeds from Issuance of Class A Common Stock	365	1,832
Dividends Paid on Common Stock	(38,177)	(38,836)
Dividends Paid on Class A Common Stock	(1,449)	(1,050)
Dividends Paid on Preferred Stock	(8)	(8)
Net Cash Provided by (Used in) Financing Activities	(144,002)	427,793
Net Change in Cash and Cash Equivalents	97,527	(81,867)
Cash and Cash Equivalents at Beginning of Period	103,126	104,936
Cash and Cash Equivalents at End of Period	$200,653	$23,069
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$30,270	$22,556
Taxes Paid	140	69
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends Declared, not paid	$20,520	$—
Principal Repayments of Loans Held for Investment by Servicer/Trustee, Net	44,024	3,618
Unrealized Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	1,288	1,037
Proceeds from Secured Financing Agreements Held by Trustee	3,392	—
Accrued Deferred Financing Costs	2,125	2,373
Accrued Other Assets	2,648	—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Business and Organization

TPG RE Finance Trust, Inc., together with its consolidated subsidiaries (“we”, “us”, “our”, or the “Company”), is a Maryland company incorporated on October 24, 2014 and commenced operations on December 18, 2014 (“Inception”). We are organized as a holding company and conduct our operations primarily through our various subsidiaries. We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, primarily consisting of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial mortgage-backed securities. As of June 30, 2017 and December 31, 2016, the Company conducted substantially all of its operations through a limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, the consolidated variable interest entity for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to: impairment, adequacy of provisions for loan losses and valuation of financial instruments.

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC 810”), provides guidance on the identification of a VIE (a variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

At each reporting date, the Company reconsiders its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant and will consolidate or not consolidate accordingly.

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, origination fees and exit fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight line basis which approximates the interest method. Extension fees are amortized into income over the extension period to which they relate using a straight line basis which approximates the interest method. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s investments may provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection.

The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any premiums, discounts, loan origination fees and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line method which approximates the interest method, adjusted for actual prepayments.

The Company evaluates each loan classified as a loan receivable held for investment for impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral, less estimated costs to sell, if recovery of the Company’s investment is expected solely from the sale of the collateral. As part of the quarterly impairment review, we evaluate the risk of each loan and assign a risk rating based on a variety of factors, grouped as follows to include (without limitation): (i) loan and credit structure, including the as-is loan-to-value (“LTV”) and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geographic, property-type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

1-	Outperform—Exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;
2-	Meets or Exceeds Expectations—Collateral performance meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3-	Satisfactory—Collateral performance meets or is on track to meet underwriting; business plan is met or can reasonably be achieved;
4-

Underperformance—Collateral performance falls short of original underwriting, and material differences exist from business plan; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and,

5-

Risk of Impairment/Default—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable.

Since Inception, the Company has not recorded asset-specific loan loss reserves, nor has it recognized any impairments on its loan portfolio. Our determination of asset-specific loan loss reserves, should such reserves be necessary, relies on material estimates regarding the fair value of any loan collateral. Such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Significant judgment is required when evaluating loans for impairment.

The Company’s loans are typically collateralized by real estate or a partnership, or similar, equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial wherewithal of any loan guarantors and the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Commercial Mortgage-Backed Securities

The Company invests in commercial mortgage-backed securities for cash management and investment purposes. The Company designates as available-for-sale its commercial mortgage-backed securities investments on the date of acquisition of the investment. Commercial mortgage-backed securities that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at estimated fair value. The Company’s recognition of interest income from its commercial mortgage-backed securities, including its amortization of premium and discount, follows the Company’s revenue recognition policy. The Company uses a specific identification method when determining the cost of security sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income. Significant valuation inputs are Level II as described under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain of its loan and CMBS investments using secured revolving repurchase agreements, asset-specific financing arrangements (notes payable on the consolidated balance sheets), and its private collateralized loan obligation (“CLO”). The related borrowings are recorded as separate liabilities on its consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2017, the Company has transferred 100% of the senior mortgage loan the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents, restricted cash and commercial mortgage-backed securities available-for-sale. The three levels of inputs that may be used to measure fair value are as follows:

Level I—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level II—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level III—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

For certain financial instruments, the various inputs that management uses to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefits of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.

Income Taxes

The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes, (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its taxable income. Accordingly, the Company does not expect to pay corporate level taxes.

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income available to common stockholders (i.e., holders of common stock and Class A common stock), divided by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The Company’s common stock and Class A common stock have the same preferences and rights to dividends and other distributions. Diluted earnings per common share is calculated by including the effect of dilutive securities. The Company currently does not have any outstanding participating securities.

Loan Origination Fees

Loan origination fees are reflected in loans held for investment on the consolidated balance sheets and include fees charged to borrowers. These fees are amortized into interest income over the life of the related loans held.

Deferred Financing Costs

Deferred financing costs are reflected net of collateralized loan obligation and secured financing agreements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis which approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2017 and December 31, 2016. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Recently Issued and Adopted Accounting Pronouncements

In March 2017, FASB issued ASU 2017-08, Receivables (Topic 310): Receivables – Nonrefundable Fees and Other Costs (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; discounts continue to be amortized through maturity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company early adopted this update during the quarter ended March 31, 2017. There was no effect on our consolidated financial statements.

(3) Loans Held for Investment

The Company currently originates and acquires first mortgage and mezzanine loans secured by commercial properties. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including the property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area, among others. The Company’s loans held for investment are accounted for at amortized cost.

During the six months ended June 30, 2017, the Company’s subsidiaries originated or acquired eight loans with a total commitment of approximately $675.8 million, an unpaid principal balance of $488.2 million, and unfunded commitments of $96.1 million. To fund these originations, the Company employed financing methods that included repurchase and secured financings, notes payable, and the non-recourse syndication of senior loan interests to third parties that were recognized as sales. Total commitments related to non-recourse senior loan interest syndications for the six months ended June 30, 2017 were $91.5 million.

During the six months ended June 30, 2016, the Company’s subsidiaries originated or acquired 13 loans with a total commitment of approximately $728.9 million, an unpaid principal balance of $628.9 million, and unfunded commitments of $100.0 million.

The following tables present an overview of the loan investment portfolio as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$2,144,683	$(16,673)	$2,128,010
Subordinated and mezzanine loans	64,306	(405)	63,901
Subtotal before allowance	2,208,989	(17,078)	2,191,911
Allowance for loan losses	—	—	—
Total	$2,208,989	$(17,078)	$2,191,911

	December 31, 2016
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$2,429,632	$(20,931)	$2,408,701
Subordinated and mezzanine loans	41,446	(157)	41,289
Subtotal before allowance	2,471,078	(21,088)	2,449,990
Allowance for loan losses	—	—	—
Total	$2,471,078	$(21,088)	$2,449,990

For the six months ended June 30, 2017, loan portfolio activity was as follows (in thousands):

Balance at December 31, 2016	$2,449,990
Loans originated	524,725
Additional fundings	156,005
Amortization of discount and origination fees	12,315
Deductions during the period:
Collection of principal	(948,449)
Amortization of premium	(2,675)
Balance at June 30, 2017	$2,191,911

At June 30, 2017 and December 31, 2016, there was $0.2 million and $2.9 million, respectively, of unamortized premium and $4.0 million and $12.5 million, respectively, of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Carrying Value
Rating	June 30, 2017	December 31, 2016
1	$—	$261,261
2	822,831	745,340
3	1,369,080	1,205,994
4	—	237,395
5	—	—
Totals	$2,191,911	$2,449,990
Weighted Average Risk Rating	2.6	2.6

During the six months ended June 30, 2017, two loans were moved from the Company’s category four risk rating, one into its category two risk rating and the other into its category three risk rating, as a result of improved operating performance of the underlying loan collateral. In addition, two loans that were classified in its category four risk rating at December 31, 2016 were repaid in the ordinary course of business. The Company also received repayments of three loans classified in its category one risk rating as of December 31, 2016, during the six months ended June 30, 2017. The weighted average risk rating at both June 30, 2017 and December 31, 2016 was 2.6.

At June 30, 2017 and December 31, 2016, there were no loans on non-accrual status or that were impaired; thus the Company did not record a reserve.

See Note 16 for details about the Company’s mortgage loan originations subsequent to the three months ended June 30, 2017.

(4) Commercial Mortgage-Backed Securities

At June 30, 2017 and December 31, 2016, the Company had six and five commercial mortgage-backed securities (“CMBS”) designated as available-for-sale, respectively. Detailed information regarding the Company’s available-for-sale CMBS is as follows (dollars in thousands):

June 30, 2017
		Unamortized	Gross	Estimated
	Face	Premium	Unrealized	Fair
	Amount	(Discount)	Gain	Value
Investments, at Fair Value
CMBS	$129,571	$(2,524)	$2,538	$129,585

	December 31, 2016
	Face Amount	Unamortized Premium (Discount)	Gross Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
CMBS	$62,927	$(2,673)	$1,250	$61,504

The CMBS fair values are considered Level II fair value measurements within the fair value hierarchy of ASC 820. The CMBS fair values are based upon market, broker, counterparty or pricing services quotations, which provide valuation estimates based upon reasonable market order indications. These fair value quotations are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The amortized cost and estimated fair value of the Company’s available-for-sale commercial mortgage-backed securities by contractual maturity are shown in the following table (dollars in thousands):

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Expected Maturity Date
After one, within five years	$36,700	$36,697
After five, within ten years	90,347	92,888
Total Investments, at Fair Value	$127,047	$129,585

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Expected Maturity Date
After one, within five years	$58,962	$60,242
After five, within ten years	1,292	1,262
Total Investments, at Fair Value	$60,254	$61,504

No other than temporary losses were recognized through income during the six months ended June 30, 2017 or year ended December 31, 2016.

(5) Variable Interest Entities

On December 18, 2014, the Company entered into a collateralized loan obligation with a lender through TPG RE Finance Trust CLO Issuer, L.P., a wholly-owned subsidiary of the Company (“CLO Issuer”). The Company evaluated in accordance with ASC 810 the key attributes of the CLO Issuer to determine if it was a VIE and if the Company should consolidate the entity as the primary beneficiary of its operating activities. This evaluation led the Company to conclude the CLO Issuer is a VIE and that the Company should consolidate the entity.

The CLO Issuer invested in real estate-related loans which are substantially financed by the issuance of debt securities. One of the Company’s affiliates, TPG RE Finance Trust Management, L.P. (“Manager”), is named collateral manager (“CLO Collateral Manager”) for all of CLO Issuer’s collateral assets. The CLO Collateral Manager is responsible for the activities that most significantly impact the performance of the underlying assets, including but not limited to monitoring, managing and disposing of collateral assets and managing the CLO Issuer’s compliance with provisions of the CLO indenture. The Company’s involvement with the CLO Issuer primarily affects its financial performance and operating cash flows through amounts recorded to interest income, interest expense and provision for loan losses.

The Company consolidates the CLO Issuer because ultimately it has the ability to control the activities that most significantly impact the economic performance of the entity through its contractual rights with the affiliated CLO Collateral Manager. The CLO Collateral Manager has a contractual duty to the CLO Issuer, which in turn benefits the Company, as the owner of 100% of the equity in the CLO Issuer. Additionally, the Company has exposure to the CLO Issuer’s losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to the CLO Issuer’s Class A Note holder which would both be significant to the CLO Issuer. At each reporting date, the Company reconsiders its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the CLO Issuer could potentially be more than insignificant and will consolidate or not consolidate accordingly.

The Company’s total assets and total liabilities at June 30, 2017 and December 31, 2016 include VIE assets and liabilities as follows (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Cash and Cash Equivalents	$—	$2,133
Accounts Receivable	357	479
Accounts Receivable from Servicer/Trustee	40,085	23,009
Accrued Interest Receivable	1,620	5,714
Loans Held for Investment	183,779	712,158
Total Assets	$225,841	$743,493
LIABILITIES
Accrued Interest Payable	$287	$885
Accrued Expenses	—	32
Collateralized Loan Obligation	166,077	540,780
Payable to Affiliates	212	933
Deferred Revenue	51	198
Total Liabilities	$166,627	$542,828

Assets held by the CLO Issuer are restricted and can be used only to settle obligations of the entity unless approved for release by the CLO trustee after satisfaction of the corresponding liability. The liabilities of the CLO Issuer are non-recourse to the Company and can only be satisfied from the CLO Issuer’s asset pool. At June 30, 2017, the Company had not provided, and is not required to provide, financial support to the CLO Issuer through a liquidity arrangement or otherwise.

(6) Collateralized Loan Obligation

The following table outlines borrowings and the corresponding collateral under the Company’s consolidated CLO Issuer as of June 30, 2017 and December 31, 2016, respectively (dollars in thousands):

As of June 30, 2017				As of December 31, 2016
Debt		Collateral (loans)		Debt		Collateral (loans)
Face Value	Carrying Value	Outstanding Principal	Carrying Value	Face Value	Carrying Value	Outstanding Principal	Carrying Value
$167,285	$166,077	$184,796	$183,779	$543,320	$540,780	$712,420	$712,158

On December 29, 2014, the Company acquired from German American Capital Corporation (“GACC”) a portfolio of 75% participation interests in loans secured primarily by first mortgages on commercial properties, with a face value of approximately $2.4 billion. To partially fund the investment, on December 18, 2014, the CLO Issuer issued a Class A Note secured by the Company’s 75% participation interests in the portfolio of loans acquired. The Class A Note includes $12.6 million and $56.0 million of additional capacity at June 30, 2017 and December 31, 2016, respectively, to finance future advances related to loans securing the Class A Note and has an interest rate of one-month LIBOR plus 2.75%. We incur a fee of 0.25% on undrawn amounts of the Class A Note while it is outstanding, which is reflected in interest expense in the consolidated statements of income and comprehensive income.

The Company incurred approximately $13.2 million of issuance costs which are being amortized on an effective yield basis over the remaining life of the loans collateralizing the Class A Note. As of June 30, 2017 and December 31, 2016, the Company’s remaining unamortized issuance costs were $1.2 million and $2.5 million, respectively.

Interest is payable monthly, beginning on December 18, 2014, through September 10, 2023, the stated maturity date of the Class A Note. For the six months ended June 30, 2017 and 2016, Class A Note interest expense (excluding amortization of deferred financing costs) of $8.7 million and $15.0 million, respectively, is included in the Company’s consolidated statements of income as interest expense.

The Class A Note indenture contains operating covenants relating to the organization and activities of the CLO Issuer, and two financial covenants: the portfolio overcollateralization ratio test and the underlying aggregate asset over collateralization ratio test. The first is intended to limit the maximum leverage ratio of the CLO Issuer; the second is intended to limit the maximum leverage ratio of individual loans owned by the CLO Issuer. The Company believes it is in compliance with all covenants as of June 30, 2017 and December 31, 2016.

See Note 16 for a description of the sale and refinancing of the CLO Issuer’s mortgage loan assets, the retirement in full of the Class A Notes, and the pending termination of the CLO.

(7) Notes Payable, Repurchase Agreements, and Subscription Secured Facility

At June 30, 2017 and December 31, 2016, the Company had notes payable, repurchase agreements, and a subscription secured credit facility for certain of the Company’s originated loans. These financing agreements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type, or in the case of the subscription secured facility, the creditworthiness of the irrevocable investor commitments that secure the facility. Except for the subscription secured facility, the agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s notes payable, repurchase agreements, and subscription secured facility as of June 30, 2017 and December 31, 2016, respectively. Except as otherwise noted, all other agreements are held on a non-recourse basis. Amounts included are shown in thousands:

As of June 30, 2017
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	8/23/2019	1 Month Libor	4.5%	5.6%	$92,400	$64,013	$28,387	$41,241
Bank of the Ozarks	8/31/2018	1 Month Libor	4.0	5.1	68,600	25,867	42,733	61,590
Deutsche Bank	9/25/2019	1 Month Libor	3.5	4.6	64,779	23,137	41,642	69,403
Deutsche Bank	6/29/2018	1 Month Libor	3.3	4.3	49,644	22,362	27,282	41,972
Bank of the Ozarks	5/22/2018	1 Month Libor	4.8	5.8	48,750	25,425	23,325	35,885
Deutsche Bank	12/9/2018	1 Month Libor	3.7	4.7	42,543	1	42,542	60,775
BMO Harris Bank(1)	4/9/2020	1 Month Libor	2.7	3.7	32,500	—	32,500	45,000
					399,216	160,805	238,411	355,866

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	8/19/2018	1 Month Libor	2.3%	3.3%	750,000	361,777	388,223	556,298
Wells Fargo(1)	5/25/2019	1 Month Libor	2.2	3.4	750,000	508,265	241,735	342,700
JP Morgan(1)	8/20/2018	1 Month Libor	2.5	3.6	313,750	148,861	164,889	234,249
Morgan Stanley(1)	5/3/2019	1 Month Libor	2.4	3.6	250,000	19,768	230,232	311,411
US Bank(1)	10/6/2019	1 Month Libor	2.3	3.3	150,000	129,000	21,000	30,000
Goldman Sachs (CMBS)(2)	9/29/2017	1 Month Libor	0.9	2.0	100,000	36,897	63,103	76,432
Royal Bank of Canada (CMBS)(2)	9/20/2017	1 Month Libor	1.4	2.5	100,000	60,594	39,406	51,918
					2,413,750	1,265,162	1,148,588	1,603,008

Subscription Secured Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Lloyds Bank	1/6/2018	1 Month Libor	1.8%	3.0%	250,000	107,027	—	—
Total					$3,062,966	$1,532,994	$1,386,999	$1,958,874

(1)	Borrowings under repurchase agreements and one note payable with a 25% recourse guarantee.
(2)

Borrowings under repurchase agreements with a 100% recourse guarantee. Maturity Date represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to June 30, 2017.

As of December 31, 2016
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	8/23/2019	1 Month Libor	4.5%	5.1%	$92,400	$72,544	$19,856	$28,366
Deutsche Bank	9/25/2019	1 Month Libor	3.5	4.1	64,779	30,207	34,572	57,620
Deutsche Bank	12/9/2018	1 Month Libor	3.3	3.9	49,644	29,293	20,351	31,309
Deutsche Bank	9/29/2018	1 Month Libor	3.7	4.3	42,543	5,940	36,603	52,303
					249,366	137,984	111,382	169,598

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	8/19/2017	1 Month Libor	2.2%	2.9%	500,000	249,110	250,890	363,146
Wells Fargo(1)	5/25/2019	1 Month Libor	2.2	3.0	500,000	179,729	320,271	461,618
JP Morgan(1)	8/20/2018	1 Month Libor	2.7	3.4	313,750	25,001	288,749	414,269
Morgan Stanley(1)	5/3/2019	1 Month Libor	2.5	3.2	250,000	124,036	125,964	175,884
Goldman Sachs (CMBS)(2)	8/19/2017	1 Month Libor	2.0	2.6	100,000	73,195	26,805	43,500
Royal Bank of Canada (CMBS)(2)	2/9/2021	1 Month Libor	1.0	1.6	100,000	91,150	8,850	9,347
					1,763,750	742,221	1,021,529	1,467,764

Subscription Secured Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Lloyds Bank	1/6/2018	1 Month Libor	1.8%	2.5%	250,000	109,142	—	—
Total					$2,263,116	$989,347	$1,132,911	$1,637,362

(1)	Borrowings under repurchase agreements with a 25% recourse guarantee.
(2)	Borrowings under repurchase agreements with a 100% recourse guarantee.

Notes Payable

As of June 30, 2017 and December 31, 2016, the Company had seven and four note-on-note loan agreements, respectively, to finance certain of its lending activities. At June 30, 2017 and December 31, 2016, these loans allow for additional advances up to a specified cap and are secured by seven and four loans held for investment, respectively. All seven loans at June 30, 2017 are guaranteed by Holdco, and the agreements include guarantor covenants regarding liquid assets and net worth requirements. The Company believes it is in compliance with all covenants as of June 30, 2017 and December 31, 2016. One of these loans at June 30, 2017 is 25% recourse to Holdco.

Repurchase Agreements

The Company frequently utilizes repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans and CMBS. Under these repurchase agreements, the Company transfers all of its rights, title and interest in the loans or CMBS to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and remits to the Company only the net after collecting its interest and other fees.

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into one and two repurchase agreements, respectively, to finance its lending activities. In addition, on June 8, 2017, the Company closed an amendment to its existing repurchase agreement with Wells Fargo Bank, National Association to increase the maximum commitment amount to $750 million from $500 million. Additionally, on June 12, 2017, the Company closed an amendment to its existing repurchase agreement with Goldman Sachs Bank USA to increase the maximum commitment amount to $750 million from $500 million. Credit spreads vary depending on property type and advance rate. Assets pledged are mortgage loans collateralized by commercial properties. These facilities are 25% recourse to Holdco.

At June 30, 2017 and December 31, 2016, the Company had two securities repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at June 30, 2017 and December 31, 2016 consisted of five and three mortgage-backed securities, respectively. These facilities are 100% recourse to Holdco. The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of June 30, 2017 and December 31, 2016.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at June 30, 2017 (in thousands):

	June 30, 2017
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Goldman Sachs Bank	$556,298	$554,100	$389,046	$165,054	16%	780
Wells Fargo Bank	342,700	339,870	241,908	97,962	10%	1,425
Morgan Stanley Bank(4)	311,411	310,232	230,619	79,613	8%	N/A
JP Morgan Chase Bank	234,249	234,655	165,260	69,395	7%	1,147
US Bank	30,000	29,924	21,057	8,867	1%	1,559
Total / Weighted Average	1,474,658	1,468,781	1,047,890	420,891		1,065

(1)	Amounts shown in the table include interest receivable of $6.5 million, and are net of premium, discount and origination fees of $12.4 million.
(2)	Amounts shown in the table include interest payable of $1.8 million, and do not reflect unamortized deferred financing fees of $8.9 million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at June 30, 2017 (in thousands):

	June 30, 2017
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$76,432	$76,424	$63,417	$13,007	1%	91
Royal Bank of Canada	51,918	52,250	39,624	12,626	1%	82
Total / Weighted Average	128,350	128,674	103,041	25,633		88
Total / Weighted Average - Loans and CMBS	$1,603,008	$1,597,455	$1,150,931	$446,524		956

(1)	Amounts shown in the table include interest receivable of $0.4 million, and are net of premium, discount, and unrealized gains of $0.1 million.
(2)	Amounts shown in the table include interest payable of $0.5 million, and do not reflect deferred financing fees of $0.1 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to June 30, 2017.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at December 31, 2016 (in thousands):

	December 31, 2016
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Wells Fargo Bank	$461,618	$450,338	$320,175	$130,163	13%	1,606
JP Morgan Chase Bank	414,269	414,461	289,206	125,255	13%	1,328
Goldman Sachs Bank	363,146	361,964	251,366	110,598	11%	961
Morgan Stanley Bank(4)	175,884	175,178	126,152	49,026	5%	N/A
Total / Weighted Average	1,414,917	1,401,941	986,899	415,042		3,895

(1)	Amounts shown in the table include interest receivable of $0.004 million and are net of premium, discount and origination fees of $0.02 million.
(2)	Amounts shown in the table include interest payable of $0.001 million, and do not reflect deferred financing fees of $0.01million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at December 31, 2016 (in thousands):

	December 31, 2016
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Goldman Sachs Bank	$43,500	$41,403	$26,832	$14,571	2%	1,502
Royal Bank of Canada	9,347	9,932	8,856	1,076	0%	1,507
Total / Weighted Average	52,847	51,335	35,688	15,647		3,009
Total / Weighted Average - Loans and CMBS	$1,467,764	$1,453,276	$1,022,587	$430,689		1,331

(1)	Amounts shown in the table include interest receivable of $0.03 million, and are net of premium, discount, and unrealized gains of $2.7 million.
(2)	Amounts shown in the table include interest payable of $0.03 million, and do not reflect deferred financing fees of $0.01 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

See Note 16 for details related to the Company’s upsize of its Morgan Stanley Bank and JP Morgan Chase Bank secured revolving repurchase facilities subsequent to the three months ended June 30, 2017.

Subscription Secured Facility

On January 6, 2016, the Company entered into a subscription secured revolving credit facility with a commitment of $250 million. Borrowing ability is limited to the lesser of $250 million and 66.67% of unfunded commitments from included investors as defined in the agreement. The credit facility term is two years with a one year extension option at a rate of LIBOR plus 1.75%. At June 30, 2017, there was no balance outstanding. In connection with the completion of the Company’s initial public offering, the Company cancelled the unfunded commitments and terminated this facility.

(8) Schedule of Maturities

The future principal payments for the five years subsequent to June 30, 2017 and thereafter are as follows (in thousands):

	CLO	Repurchase Agreements	Notes Payable
2017	$63,760	$218,671	$—
2018	99,676	249,351	135,883
2019	—	489,049	70,028
2020	2,447	191,517	32,500
2021	—	—	—
Thereafter	1,402	—	—
Total	$167,285	$1,148,588	$238,411

The stated maturity date for the Class A Note issued by the CLO Issuer is September 10, 2023; however, principal repayments are required only to the extent of principal payments received on the underlying participation interests held in the CLO trust, subject to compliance with financial covenants. Accordingly, the principal amounts included in this table represent expected repayments based on contractual maturities of such underlying participation interests.

(9) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I nonrecurring fair value measurements related to cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, a collateralized loan obligation, and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any significant nonrecurring fair value items as of June 30, 2017 and December 31, 2016.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	June 30, 2017
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$2,191,911	$—	$—	$2,209,773
Financial Liabilities
Collateralized Loan Obligation	166,077	—	—	166,077
Secured Financing Arrangements	1,375,174	—	—	1,375,174

	December 31, 2016
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$2,449,990	$—	$—	$2,469,717
Financial Liabilities
Collateralized Loan Obligation	540,780	—	—	540,780
Secured Financing Arrangements	1,121,869	—	—	1,121,869

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the current period.

At June 30, 2017 and December 31, 2016, the estimated fair value of loans held for investment was $2.2 billion and $2.5 billion, respectively. The average gross spread at June 30, 2017 and December 31, 2016 was 5.02% and 5.10%, respectively. The weighted average years to maturity was 3.2 years, assuming full extension of all loans, at June 30, 2017.

At June 30, 2017 and December 31, 2016, the carrying value of the CLO obligation and secured financing agreements approximates fair value as current borrowing spreads reflect market terms.

(10) Income Taxes

As of June 30, 2017 and December 31, 2016, the Company indirectly owns 100% of the equity of TPG RE Finance Trust CLO TRS Corp. (“CLO TRS”), TPG RE Finance Trust CLO TRS 1 Corp. (“TRS 1”) and TPG RE Finance Trust CLO TRS 2 Corp. (“TRS 2”), each of which is a taxable REIT subsidiary (collectively, “TRS”). TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s initial capitalization in 2014. The years open to examination range from 2014 to present. The Company’s TRS had no operations as of June 30, 2017 and December 31, 2016, and accordingly no deferred tax assets or liabilities exist relating to the TRS’s operations.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2017 and December 31, 2016, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the periods ended June 30, 2017 and 2016, the Company did not have any interest or penalties associated with the underpayment of any income taxes.

For the three and six months ended June 30, 2017 and June 30, 2016, the Company incurred $0.0 million  and $0.1 million, respectively, and $0.1 million and $0.2 million, respectively, of federal, state and local tax expense relating to its TRS. At June 30, 2017 and 2016, the Company’s effective tax rate was 0.29% and 0.57%, respectively.

At June 30, 2017 and 2016, the Company had no deferred tax assets or liabilities.

(11) Related Party Transactions

Management Agreements

The Company is externally managed and advised by the Manager and, as of June 30, 2017, paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). The management fee is equal to 1.25% of the Company’s stockholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity means: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries has paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that is used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) are calculated on a daily weighted average basis.

In addition, the Manager is entitled to an incentive management fee each calendar quarter in arrears in an amount, not less than zero, equal to the product of (i) 16% and (ii) the positive sum, if any, remaining after (A) Core Earnings of the Company for such calendar quarter are reduced by (B) the product of (1) the Company’s stockholders’ equity as of the end of such calendar quarter, and (2) 7% per annum; provided, however, that no incentive management fee is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero. The Manager also acts as Collateral Manager for the CLO. The collateral management fee is equal to 0.075% per annum of the aggregate par amount of the loans in the CLO, and is calculated and payable monthly in arrears in cash. Under the pre-IPO Management Agreement, the Manager has agreed with the Company that any amounts collected on account of the collateral management fee related to the CLO shall reduce the management fee payable to the Manager on a dollar-by-dollar basis. As of June 30, 2017 and December 31, 2016, the aggregate par amount of the loans in the CLO was $184.8 million and $712.4 million, respectively.

For the three and six months ended June 30, 2017 and 2016, $4.6 million and $3.6 million, respectively, and $8.9 million and $6.7 million, respectively, of management fees and incentive management fees were earned. Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at June 30, 2017 and December 31, 2016, is approximately $4.5 million and $2.9 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company, are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the six months ended June 30, 2017 and 2016, $0.2 million and $0.0 million were incurred by the Manager and reimbursable by the Company, respectively. No amounts were reimbursed, or paid, during these periods.

Post-IPO Management Agreement

Upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement terminated, without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”).

Pursuant to the Management Agreement, the Company will pay the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) and 1.50% per annum (0.375% per quarter) of the Company’s “Equity.” The base management fee will be payable in cash, quarterly in arrears. “Equity” means: (1) the sum of (a) the net proceeds received by the Company from all issuances of the Company’s common stock and Class A common stock (for purposes of calculating this amount, the net proceeds received by the Company from all issuances of the Company’s outstanding common stock and Class A common stock prior to the completion of the Company’s initial public offering equals approximately $1.0 billion), plus (b) the Company’s cumulative Core Earnings for the period commencing on the completion of the Company’s initial public offering to the end of the most recently completed calendar quarter, and (2) less (a) any distributions to the Company’s stockholders following the completion of the Company’s initial public offering, (b) any amount that the Company or any of its subsidiaries have paid to repurchase for cash the Company’s common stock or Class A common stock following the completion of the Company’s initial public offering and (c) any incentive compensation earned by the Manager following the completion of the Company’s initial public offering. With respect to that portion of the period from and after the completion of the Company’s initial public offering that is used in the calculation of incentive compensation, which is described below, or the base management fee, all items in the foregoing sentence (other than the Company’s cumulative Core Earnings) will be calculated on a daily weighted average basis.

The Manager will be entitled to incentive compensation which will be calculated and payable in cash with respect to each calendar quarter following the completion of the Company’s initial public offering (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive compensation will be payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters following the completion of the Company’s initial public offering) is greater than zero.

The Company will be required to reimburse the Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on the Company’s behalf except those specifically required to be borne by the Manager or its affiliates under the Management Agreement. The Company’s reimbursement obligation will not be subject to any dollar limitation. The Manager or its affiliates will be responsible for, and the Company will not reimburse the Manager or its affiliates for, the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company will reimburse the Manager for the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs.

Termination Fee

A termination fee will be payable to the Manager upon termination of the Management Agreement by the Company absent a cause event or by the Manager if the Company materially breaches the Management Agreement. The termination fee is equal to three times the sum of (x) the average annual base management fee and (y) the average annual incentive compensation earned by the Manager, in each case during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs prior to July 25, 2019, and such termination fee is payable, the base management fees and the incentive compensation will be annualized for such two-year period based on such fees actually received by the Manager during such period.

(12) Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (In thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income Attributable to Common Stockholders	$25,320	$17,108	$48,795	$33,357
Weighted-Average Common Shares Outstanding, Basic and Diluted	39,482,038	32,708,334	39,355,499	30,900,638
Per Common Share Amount, Basic and Diluted	$0.64	$0.52	$1.24	$1.08

(13) Stockholders’ Equity

Subscriptions

Prior to the completion of the Company’s initial public offering, investors entered into subscriptions agreements for specified capital commitments. As of June 30, 2017, the Company’s authorized common stock consisted of 95,500,000 shares of common stock, and 2,500,000 shares of Class A common stock with $0.001 par value per share. As of June 30, 2017 and December 31, 2016, the Company had total common stock and Class A common stock shares of 40,234,430 and 39,227,553 issued and outstanding, respectively. On July 19, 2017, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland. The Articles of Amendment and Restatement increased the Company’s authorized common stock to 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share.

On June 15, 2017, we completed a drawdown of $25 million of equity capital commitments from our existing stockholders, resulting in the issuance of 992,166 shares of common stock and 14,711 shares of Class A common stock to certain existing stockholders at a price of $24.83 per share, which was the book value per share of our common stock and Class A common stock as of March 31, 2017.

Unfunded capital commitments as of June 30, 2017 and December 31, 2016, were $198.9 million and $181.0 million, respectively. In connection with the completion of the Company’s initial public offering, the obligations of all of the Company’s pre-IPO stockholders to purchase additional shares of the Company’s common stock and Class A common stock using the undrawn portion of their capital commitments was terminated.

Class A common stock is reserved for purchase by certain individuals or entities affiliated with the Manager, and the sale or conversion to common stock by investors of such Class A common stock is subject to certain restrictions.

Dividends

Prior to the completion of the Company’s initial public offering, dividends were accrued at the time of approval by the Special Actions Committee (the ”Committee”), a standing committee comprised of directors who are directors, officers or employees of TPG Global, LLC. Upon the approval of the Committee, dividends were paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, and second to the holders of the Company’s common stock and Class A common stock. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

On June 30, 2017, we declared a dividend for the second quarter of 2017 in the amount of $0.51 per share of common stock and Class A common stock, or $20.5 million in the aggregate, which dividend was payable on July 25, 2017 to holders of record of our common stock and Class A common stock as of June 30, 2017. On April 8, 2016, we declared a dividend associated with the first quarter of 2016 in the amount of $0.53 per share of common stock and Class A common stock, or $15.3 million in the aggregate, which was paid on April 25, 2016.

For the six months ended June 30, 2017 and 2016, common and Class A common stock dividends in the amount of $41.8 million and $15.3 million, respectively, were approved by the Committee. During July 2016, we declared a dividend associated with the second quarter of 2016 of $0.49 per share subsequent to period end, or $16.3 million. This dividend was declared on July 22, 2016 and paid on July 26, 2016.

As of June 30, 2017 and December 31, 2016, $20.5 million and $18.3 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Liquidation

Upon liquidation of the Company, subsequent to the redemption of preferred stock, the net assets attributable to all classes of common stock shall be distributed pro rata among the common shareholders in proportion to the number of shares of common stock, regardless of class, held by each.

Other Comprehensive Income

For the three and six months ended June 30, 2017 and June 30, 2016, other comprehensive income was $0.1 million and $0.8 million, respectively, and $1.3 million and $1.0 million, respectively. Other comprehensive income is a result of unrealized gains on CMBS available-for-sale.

2017 Equity Incentive Plan

The Company’s board of directors has adopted and its stockholders have approved the proposed 2017 Equity Incentive Plan, which provides for the grant of equity-based awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manger and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long term incentive plan (“LTIP”) units that may be awarded under the equity incentive plan is 4,600,463, or 7.5% of the issued and outstanding shares of our common stock after completion of our July 2017 stock dividend, initial public offering and exercise of the greenshoe related thereto. The LTIP will automatically expire on the tenth anniversary of its effective date. No equity grants were awarded in conjunction with the Company’s initial public offering or have been made under this plan.

See Note 16 for details about the Company’s initial public offering and resulting changes to stockholders’ equity.

(14) Commitments and Contingencies

Unfunded Commitments

As of June 30, 2017 and December 31, 2016, the Company had $510.3 million and $574.6 million, respectively, of unfunded commitments related to loans held for investment. Additionally, the Company has a potential $2.0 million deferred purchase price obligation payment that would be due to GACC in the event the Company consummated an initial public offering on or before December 29, 2017. These commitments are not reflected on the consolidated balance sheets.

See Note 16 for additional payment details about the GACC deferred purchase price payment of $2.0 million.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017 and December 31, 2016, the Company was not involved in any material legal proceedings.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of June 30, 2017 and December 31, 2016 based on current unpaid principal balance (“UPB”) and full loan commitment is as follows (amounts in thousands):

	As of June 30, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Portfolio	Loan UPB	% of Portfolio
Condominium	$733,544	$245,554	27.0%	$487,990	22.1%
Hotel	593,745	36,197	21.9%	560,608	25.4%
Office	517,777	110,210	19.1%	407,567	18.3%
Mixed Use	338,000	51,409	12.4%	286,591	13.0%
Multifamily	238,020	6,586	8.8%	231,434	10.5%
Retail	196,625	48,868	7.2%	147,757	6.7%
Industrial	88,208	11,468	3.2%	76,740	3.5%
Other	10,302	—	0.4%	10,302	0.5%
Total	$2,716,221	$510,292	100.0%	$2,208,989	100.0%

	As of December 31, 2016
Property Type	Loan Commitment	Unfunded Commitment	% of Portfolio	Loan UPB	% of Portfolio
Condominium	$821,411	$338,222	27.0%	$486,646	19.7%
Hotel	644,459	31,282	21.2%	615,238	24.9%
Office	538,736	99,953	17.7%	438,783	17.8%
Mixed Use	527,548	74,100	17.4%	453,448	18.4%
Multifamily	327,578	11,217	10.8%	316,360	12.8%
Industrial	131,987	11,468	4.3%	120,519	4.9%
Other	48,483	8,400	1.6%	40,083	1.6%
Total	$3,040,202	$574,642	100.0%	$2,471,078	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on full loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB	Carrying Amount
East	$987,383	$97,837	36.3%	$892,606	40.3%	$887,145
South	882,690	308,874	32.5%	573,816	26.0%	567,675
West	580,623	89,113	21.4%	491,510	22.3%	487,564
Midwest	194,817	3,000	7.2%	191,817	8.7%	190,601
Various	70,708	11,468	2.6%	59,240	2.7%	58,926
Total	$2,716,221	$510,292	100.0%	$2,208,989	100.0%	$2,191,911

	December 31, 2016
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB	Carrying Amount
East	$1,330,003	$132,951	43.7%	$1,197,052	48.4%	$1,192,153
West	867,494	116,057	28.5%	751,437	30.4%	741,513
South	578,340	311,166	19.0%	272,692	11.0%	268,443
Midwest	179,589	3,000	5.9%	176,589	7.1%	175,158
Various	84,776	11,468	2.8%	73,308	3.0%	72,723
Total	$3,040,202	$574,642	100.0%	$2,471,078	100.0%	$2,449,990

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest of $3.1 million and $5.5 million at June 30, 2017 and December 31, 2016, respectively.

(16) Subsequent Events

The following events occurred subsequent to June 30, 2017:

Stock Dividend

On July 3, 2017, we declared a stock dividend that resulted in the issuance of 9,224,268 shares of our common stock and 230,815 shares of our Class A common stock upon the completion of our initial public offering. The stock dividend was paid on July 25, 2017 to holders of record of our common stock and Class A common stock as of July 3, 2017.

Initial Public Offering

On July 25, 2017, the Company completed an initial public offering of 11 million shares of common stock at a price of $20.00 per share. The Company intends to use the net proceeds from the offering of approximately $200 million to originate and acquire commercial mortgage loans and other commercial real estate-related debt instruments consistent with its investment strategy and investment guidelines.

On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, we issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of approximately $12.2 million. The Company intends to use the net proceeds from the exercise of this option to originate and acquire commercial mortgage loans and other commercial real estate-related debt instruments consistent with its investment strategy and investment guidelines.

Cash Dividend

On July 25, 2017, the Company paid a cash dividend on its common stock, to stockholders of record as of June 30, 2017, of $0.51 per share, or $20.5 million.

GACC Deferred Purchase Price Obligation

On July 28, 2017, the Company paid GACC $2.0 million related to its deferred purchase price contractual obligation due in the event that the Company consummated an initial public offering on or before December 29, 2017.

Articles of Amendment and Restatement

On July 19, 2017, we filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland. The Articles of Amendment and Restatement increased our authorized common stock to 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share. Additionally, the Articles of Amendment and Restatement increased our authorized preferred stock to 100,000,000 shares of preferred stock with a $0.001 par value per share.

Termination of Pre-IPO Capital Commitments

In connection with the completion of our initial public offering, the obligation of all of our pre-IPO stockholders to purchase additional shares of our common stock and Class A common stock using the undrawn portion of their capital commitments was terminated.

Termination of Stockholders Agreement

Upon the completion of our initial public offering, the stockholders agreement between us and our pre-IPO stockholders terminated in accordance with its terms.

10b5-1 Purchase Plan

We entered into an agreement (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan will require Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share.

Upsize of Morgan Stanley Bank, N.A. Secured Revolving Repurchase Facility

On July 21, 2017, the Company closed an amendment to its existing secured revolving repurchase facility with Morgan Stanley Bank, N.A. to increase the maximum facility amount to $400 million from $250 million. Additionally, the Company has the right to further upsize the facility to $500 million from $400 million upon at least 5 days’ notice, subject to customary conditions. The facility was also amended to provide for an extended maturity in May 2020, and can be extended by the Company for additional successive one year periods, subject to approval by the lender. As was the case prior to the amendment, the number of extension options is not limited by the terms of this facility.

Class A Note Repayment and Termination of Collateralized Loan Obligation

As of August 16, 2017, the outstanding principal balance of the Class A Note issued by the CLO Issuer was approximately $118.0 million. On August 16, 2017, the CLO Issuer sold to GACC two first mortgage loan participation interests with an aggregate unpaid principal balance of $12.8 million that collateralized in part the Class A Note issued by the CLO Issuer. The sales price was approximately par value. These loans were sold because they were determined by our management to no longer be consistent with the

Company’s current investment strategy. On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. Proceeds from both transactions were used in combination with approximately $3.0 million of Company cash on August 23, 2017 to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. The collateralized loan obligation will be terminated promptly thereafter.

Upsize of JPMorgan Chase Bank, N.A. Secured Revolving Repurchase Facility

On August 18, 2017, and in connection with the repayment of the Class A Note and the dissolution of the collateralized loan obligation, the Company closed an amendment to its existing secured revolving repurchase facility with JPMorgan Chase Bank, N.A. to increase the maximum facility amount by $103.5 million, to $417.2 million, and to include as pledged collateral under the facility the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit facility remain unchanged.

Senior Mortgage Loan Originations

Since June 30, 2017 through the date of this filing, we closed four first mortgage loans with an aggregate commitment amount of $447.6 million, an aggregate initial funding amount of $368.7 million, an aggregate deferred funding commitment of $78.9 million, a weighted average credit spread of LIBOR plus 4.2%, a weighted average term to extended maturity of 5.6 years (assuming all extension options will be exercised by borrowers), and a weighted average LTV of 59.6%. These loans were funded with a combination of cash-on-hand and borrowings.

The Company has evaluated subsequent events through August 24, 2017, the date which the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “TPG RE Finance Trust,” “Company,” “we,” “us,” or “our” refer to TPG RE Finance Trust, Inc. and its subsidiaries unless the context specially requires otherwise.

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and the Prospectus, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Prospectus. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed under “Risk Factors” in the Prospectus.

Overview

We are a commercial real estate finance company sponsored by TPG. We directly originate, acquire and manage commercial mortgage loans and other commercial real estate-related debt instruments for our balance sheet. Our objective is to provide attractive risk-adjusted returns to our stockholders over time through cash distributions and capital appreciation. To meet our objective, we focus primarily on directly originating and selectively acquiring floating rate first mortgage loans that are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning. The collateral underlying our loans is located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals. As of June 30, 2017, approximately 66.1% of our loans (measured by commitment) were secured by properties located in the ten largest U.S. metropolitan areas, and approximately 79.7% of our loans (measured by commitment) were secured by properties located in the 25 largest U.S. metropolitan areas.

As of June 30, 2017, our portfolio consisted of 47 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $2.1 billion and four mezzanine loans with an aggregate unpaid principal balance of $64.3 million, and collectively having a weighted average credit spread of 5.0%, a weighted average all-in yield of 6.4%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.2 years and a weighted average LTV of 60.2%. As of June 30, 2017, 97.8% of the loan commitments in our portfolio consisted of floating rate loans, and 97.2% of the loan commitments in our portfolio consisted of first mortgage loans (or interests therein). We also had $510.3 million of unfunded loan commitments as of June 30, 2017, our funding of which is subject to satisfaction of borrower milestones. In addition, as of June 30, 2017, we held six CMBS investments, with an aggregate face amount of $129.6 million and a weighted average yield to final maturity of 3.6%.

We operate our business as one segment which directly originates and acquires commercial mortgage loans and other commercial real estate-related debt instruments. We have made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we believe that our current organization and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. We operate our business in a manner that permits us to maintain an exclusion or exemption from registration under the Investment Company Act.

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG manages investments across multiple asset classes, including private equity, real estate, energy, infrastructure, credit and hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (A) the selection, origination or purchase and sale of our portfolio investments, (B) our financing activities and (C) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including a senior investment professional of TPG's real estate equity group. For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 11 to our consolidated financial statements included in this Form 10-Q.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended June 30, 2017, we recorded earnings per share of $0.64, declared a dividend of $0.51 per share, and reported $0.64 per share of Core Earnings. In addition, our book value per share as of June 30, 2017 was $24.95. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (In thousands, except share and per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net Income Attributable to Common Stockholders(1)	$25,320	$23,475
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	39,482,038	39,227,553
Basic and Diluted Earnings per Common Share	$0.64	$0.60
Dividends Declared per Common Share	$0.51	$0.54

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Core Earnings

We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our stockholders, including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although pursuant to the Management Agreement we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, we report Core Earnings after incentive fee expense, as we believe this is a more meaningful presentation of the economic performance of our common and Class A common stock.

Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

For additional information on the fees we pay our Manager, see Note 11 to our consolidated financial statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net Income Attributable to Common Stockholders(1)	$25,320	$23,475
Non-Cash Compensation Expense	—	—
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$25,320	$23,475
Weighted-Average Common Shares Outstanding, Basic and Diluted	39,482,038	39,227,553
Core Earnings per Common Share, Basic and Diluted	$0.64	$0.60

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Total Stockholders’ Equity	$1,003,972	$974,115
Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,003,847	$973,990
Number of Common Shares Outstanding at Period End(1)	40,234,430	39,227,553
Book Value per Common Share	$24.95	$24.83

(1)	Includes shares of common stock and Class A common stock.

Second Quarter 2017 Highlights

Operating Results:

•	Generated net income of $25.3 million, an increase of $8.2 million, or 48.0%, as compared to the second quarter of 2016.
•	Declared dividends of $20.5 million, or $0.51 per share, representing an annualized dividend yield of 8.2% on a Book Value per Common Share of $24.95 as of June 30, 2017.
•	Reported Core Earnings of $25.3 million, or $0.64 per share, a 7.9% increase from the quarter ended March 31, 2017.

Investment Portfolio Activity:

•

Originated three loans with a total commitment of approximately $332.4 million, an unpaid principal balance of $283.1 million, unfunded commitments of $49.3 million, and a weighted average credit spread of LIBOR plus 3.9%.

•	Funded $99.5 million in connection with existing loans having future funding obligations.
•	Received proceeds of $802.4 million from maturities, sales and syndications, and principal repayments on loans.

Portfolio Financing:

•	At June 30, 2017, we had unrestricted cash available for investment of $200.7 million.
•

As of June 30, 2017, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $179.2 million under secured revolving repurchase facilities with six lenders, a non-recourse CLO financing and asset-specific financings:

•

$5.8 million of undrawn capacity on account of our secured revolving repurchase facilities, with a maximum facility commitment of $2.4 billion and a weighted average credit spread of LIBOR plus 2.2% as of June 30, 2017, providing stable financing, with mark-to-market provisions limited to asset and market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.3 years.
•

$12.6 million of undrawn capacity on account of our non-recourse CLO financing with an aggregate unpaid principal balance of $184.8 million outstanding at an annual interest rate of LIBOR plus 2.75%, which will become due September 10, 2023.

•

$160.8 million of undrawn capacity on account of asset-specific financings with a maximum commitment amount of $399.2 million at a weighted average credit spread of 3.7% and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.9 years.

•

As of June 30, 2017, we had $1.3 billion of financing capacity under secured revolving repurchase facilities provided by six lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loans or CMBS we pledge to them to secure additional borrowings.

•

$1.2 billion of financing capacity is available under our secured revolving repurchase facilities for loan originations and acquisitions, with a maximum facility commitment of $2.2 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.2 years. These facilities are 25% recourse to Holdco.

•

$97.5 million of financing capacity is available for CMBS investments, with a maximum facility commitment of $200 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions and have obtained the consent of our lenders) of 0.2 years. These facilities are 100% recourse to Holdco.

Portfolio Overview

Loan Portfolio

During the six months ended June 30, 2017, we originated or acquired eight loans with a total loan commitment amount of approximately $675.8 million, of which $530.4 million was funded. Other loan fundings included $154.6 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments and sales during the six months ended June 30, 2017 totaled $944.6 million and we generated interest income of $99.7 million and incurred interest expense of $37.4 million, which resulted in net interest income of $62.2 million.

For the three months ended June 30, 2017, we originated three loans with a total commitment of approximately $332.4 million, of which $283.1 million was funded. Other loan fundings included $99.5 million in connection with existing loans having future funding obligations. Proceeds from loan repayments and sales during the three months ended June 30, 2017 totaled $802.4 million and we generated interest income of $51.7 million and incurred interest expense of $19.6 million, which resulted in net interest income of $32.1 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Loan originations—funded	$283,138	$530,356
Loan acquisitions—funded	—	—
Other loan fundings(1)	99,476	154,566
Loan repayments	(749,942)	(892,110)
Loan sales(2)	(52,443)	(52,443)
Total net fundings (repayments)	$(419,771)	$(259,631)

(1)	Additional fundings made under existing loan commitments.
(2)

In certain instances, we originate our mezzanine loans through the use of non-consolidated senior interests—the contemporaneous issuance of a first mortgage loan to a third-party lender or the non-recourse transfer of a first mortgage loan originated by us. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we originate a loan in connection with the contemporaneous issuance or the non-recourse transfer of a non-consolidated senior interest, we retain on our balance sheet a mezzanine loan. For the three and six months ended June 30, 2017 such amounts include $52 million from the sale of two non-consolidated senior interests sold or co-originated. See “—Portfolio Financing—Non-Consolidated Senior Interests” for additional information.

The following table details overall statistics for our loan portfolio as of June 30, 2017 (dollars in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	50	53	49	4
% of portfolio (by unpaid principal balance)	100%	100%	97%	3%
Total loan commitment	$2,716,221	$2,851,721	$2,791,543	$60,178
Unpaid principal balance	$2,208,989	$2,208,989	$2,148,811	$60,178
Unfunded loan commitments(2)	$510,292	$510,292	$510,292	$—
Carrying value	$2,191,911	$2,191,911	$2,131,787	$60,124
Weighted average credit spread(3)	5.0%	5.0%	5.0%	6.0%
Weighted average all-in yield(3)	6.4%	6.4%	6.4%	5.8%
Weighted average term to extended maturity (in years)(4)	3.2	3.2	3.3	0.6
Weighted average LTV(5)	60.2%	60.2%	59.6%	80.8%

(1)

In certain instances, we originate our mezzanine loans through the use of non-consolidated senior interests—the contemporaneous issuance of a first mortgage loan to a third-party lender or the non-recourse transfer of a first mortgage loan originated by us. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we originate a loan in connection with the contemporaneous issuance or the non-recourse transfer of a non-consolidated senior interest, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed, including $135.5 million of such non-consolidated senior interests sold or co-originated in three loans that are not included in our balance sheet portfolio. See “—Portfolio Financing—Non-Consolidated Senior Interests” for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance development, property improvements or lease-related expenditures by our borrowers, and in some instances to finance operating deficits during renovation and lease-up.

(3)

As of June 30, 2017, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2017 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2017, based on the unpaid principal balance of our total loan exposure, 72.3% of our loans were subject to yield maintenance or other prepayment restrictions and 27.7% were open to repayment by the borrower without penalty.

(5)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of June 30, 2017, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See “Subsequent Events” for details about our mortgage loan originations subsequent to the three months ended June 30, 2017.

CMBS Portfolio

We may invest in CMBS, or CMBS-related, assets as part of our investment strategy, primarily as a short-term cash management tool. Our current CMBS Portfolio consists of six, fixed rate securities whose underlying collateral is United States treasury bonds or first mortgage loans secured by multifamily or office properties. The underlying real estate collateral is located across the United States, primarily in California and New York. The following table details overall statistics for our CMBS portfolio as of June 30, 2017 (dollars in thousands):

	CMBS Portfolio
	Total	Floating Rate	Fixed Rate
Number of securities	6	—	6
% of portfolio	100%	—	100%
Par value	$129,814	—	$129,814
Face amount(1)	$129,571	—	$129,571
Weighted average coupon(2)	4.0%	—	4.0%
Weighted average yield to final maturity(2)	3.6%	—	3.6%
Weighted average life (in years)	3.0	—	3.0
Weighted average principal repayment window (in years)	4.4	—	4.4
Final maturity (in years)	15.1	—	15.1
Ratings range(3)	Unrated to AAA	—	Unrated to AAA

(1)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(2)	Weighted by market value as of June 30, 2017.
(3)

Ratings range includes one structured finance investment that is unrated. This three year structured finance investment is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The five other CMBS investments are rated BB- through AAA.

Asset Management

We proactively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with Situs Asset Management, LLC (“Situs”), one of the largest commercial mortgage loan servicers, pursuant to which Situs provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our consolidated financial statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of June 30, 2017 and December 31, 2016 based on our internal risk ratings (dollars in thousands):

	June 30, 2017		December 31, 2016
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	$261,261	3
2	822,831	18	745,340	17
3	1,369,080	32	1,205,994	33
4	—	—	237,395	4
5	—	—	—	—
	$2,191,911	50	$2,449,990	57

The weighted average risk rating of our total loan exposure was 2.6 as of both June 30, 2017 and December 31, 2016.

Portfolio Financing

Our portfolio financing arrangements include secured revolving repurchase facilities, a private, bi-lateral portfolio financing with a single investor structured as a CLO, asset-specific financings and non-consolidated senior interests.

The following table details our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2017	December 31, 2016
Secured revolving repurchase facilities	$1,148,588	$1,021,529
CLO financing	167,285	543,320
Asset-specific financings	238,411	111,382
Total indebtedness(1)	$1,554,284	$1,676,231

(1)	Excludes deferred financing costs of $13.0 million and $13.6 million as of June 30, 2017 and December 31, 2016, respectively.

Secured Revolving Repurchase Facilities

The following table details our secured revolving repurchase facilities as of June 30, 2017 (dollars in thousands):

Lender	Facility Commitment(1)	Collateral UPB(2)	Outstanding Facility Balance	Capacity(3)	Undrawn Capacity(4)	Effective Advance Rate		Initial Maturity		Extended Maturity(7)		Credit Spread
Goldman Sachs	$750,000	$556,298	$388,223	$361,777	$2,560	69.8%		8/19/2018		8/19/2019		L+ 2.3%
Wells Fargo	750,000	342,700	241,735	508,265	—	70.5%	(5)	5/25/2019		5/25/2021		L+ 2.2%
JP Morgan	313,750	234,249	164,889	148,861	2,396	70.4%		8/20/2018		8/20/2020		L+ 2.5%
Morgan Stanley	250,000	311,411	230,232	19,768	818	73.9%		5/3/2019		N/A		L+ 2.4%
US Bank	150,000	30,000	21,000	129,000	—	70.0%		10/6/2019		10/6/2021		L+ 2.3%
Subtotal/Weighted Average—Loans	2,213,750	1,474,658	1,046,079	1,167,671	5,774	71.0%						L+ 2.3%
Royal Bank of Canada	100,000	51,918	39,406	60,594	—	75.9%	(6)	9/20/2017	(8)	9/20/2017	(8)	L+ 1.4%
Goldman Sachs	100,000	76,432	63,103	36,897	—	82.6%		9/29/2017	(8)	9/29/2017	(8)	L+ 0.9%
Subtotal/Weighted Average—CMBS	200,000	128,350	102,509	97,491	—	80.0%						L+ 1.1%
Total/Weighted Average	$2,413,750	$1,603,008	$1,148,588	$1,265,162	$5,774	71.7%						L+ 2.2%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the unpaid principal balance of the collateral assets approved by the lender and pledged by us.
(3)	Represents the facility commitment less the outstanding facility balance.
(4)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
(5)

Reflects the exclusion by the lender of the purchase discount from the collateral base with respect to four loans acquired by us during 2016, thereby reducing the effective advance rate when measured against the unpaid principal balance of the collateral assets approved by the lender and pledged by us.

(6)

Reflects the inclusion by the lender of the purchase premium in the collateral base with respect to one CMBS bond acquired by us during 2016, thereby increasing the effective advance rate when measured against the unpaid principal balance of the collateral assets approved by the lender and pledged by us.

(7)

Our ability to extend our secured revolving repurchase facilities to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

(8)

Initial and Extended Maturity represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to June 30, 2017.

The following table details our secured revolving repurchase facilities as of December 31, 2016 (dollars in thousands):

Lender	Facility Commitment(1)	Collateral UPB(2)	Outstanding Facility Balance	Capacity(3)	Undrawn Capacity(4)	Effective Advance Rate		Initial Maturity	Extended Maturity(7)	Credit Spread
Goldman Sachs	$500,000	$363,146	$250,890	$249,110	$—	69.1%		8/19/2017	8/19/2019	L+ 2.2%
Wells Fargo	500,000	461,618	320,271	179,729	—	69.4%	(5)	5/25/2019	5/25/2021	L+ 2.2%
JP Morgan	313,750	414,269	288,749	25,001	439	69.7%		8/20/2018	8/20/2020	L+ 2.7%
Morgan Stanley	250,000	175,884	125,964	124,036	605	71.6%		5/4/2019	N/A	L+ 2.5%
Subtotal/Weighted Average—Loans	1,563,750	1,414,917	985,874	577,876	1,044	69.7%				L+ 2.4%
Royal Bank of Canada	100,000	9,347	8,850	91,150	—	94.7%	(6)	2/15/2021	2/15/2021	L+ 1.0%
Goldman Sachs	100,000	43,500	26,805	73,195	—	61.6%		2/10/2021	2/10/2021	L+ 2.0%
Subtotal/Weighted Average—CMBS	200,000	52,847	35,655	164,345	—	69.8%				L+ 1.7%
Total/Weighted Average	$1,763,750	$1,467,764	$1,021,529	$742,221	$1,044	69.7%				L+ 2.4%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the unpaid principal balance of the collateral assets approved by the lender and pledged by us.
(3)	Represents the facility commitment less the outstanding facility balance.
(4)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
(5)

Reflects the exclusion by the lender of the purchase discount from the collateral base with respect to four loans acquired by us during 2016, thereby reducing the effective advance rate when measured against the unpaid principal balance of the collateral assets approved by the lender and pledged by us.

(6)

Reflects the inclusion by the lender of the purchase premium in the collateral base with respect to one CMBS bond acquired by us during 2016, thereby increasing the effective advance rate when measured against the unpaid principal balance of the collateral assets approved by the lender and pledged by us.

(7)

Our ability to extend our secured revolving repurchase facilities to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

As of June 30, 2017, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $1.1 billion, with a weighted average credit spread of LIBOR plus 2.2% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.7% per annum, and a weighted average effective advance rate of 71.7%. As of June 30, 2017, outstanding borrowings under these facilities had a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.0 years. The Morgan Stanley secured revolving repurchase facility has an initial maturity date of May 4, 2019 and can be extended by us for additional one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of the Morgan Stanley facility.

During June 2017, the following amendments to the Company’s existing secured revolving repurchase facilities were closed:

1.

On June 8, 2017, we closed an amendment to our secured revolving repurchase facility with Wells Fargo Bank, National Association to increase the maximum facility amount to $750 million from $500 million. The current extended maturity of this facility is May 2021.

2.

On June 12, 2017, we closed an amendment to our secured revolving repurchase facility with Goldman Sachs Bank USA to increase the maximum facility amount to $750 million from $500 million. The current extended maturity of this facility is August 2019.

Borrowings under our secured revolving repurchase facilities are subject to the initial approval of eligible collateral loans (or CMBS depending on the facility) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase facilities during the six months ended June 30, 2017 are as follows (dollars in thousands):

	Six Months Ended June 30, 2017
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$164,889	$269,040	$233,215
Goldman Sachs	388,223	390,122	306,025
Wells Fargo	241,735	320,271	303,491
Morgan Stanley	230,232	230,232	180,262
US Bank	21,000	21,000	14,000
Royal Bank of Canada (CMBS)	63,103	63,103	42,452
Goldman Sachs (CMBS)	39,406	57,832	27,302
Total	$1,148,588

In connection with each facility, Holdco executed a guarantee agreement in favor of the counterparty pursuant to which Holdco guarantees the obligations of our subsidiary that is the borrower under the facility for customary “bad-boy events.” Also in connection with each facility, Holdco executed an indemnity in favor of the counterparty pursuant to which Holdco indemnifies the counterparty against actual losses incurred as a result of “bad boy events” on the part of our subsidiary that is the borrower.

We conduct substantially all of our operations and own substantially all of our assets through our holding company subsidiary, Holdco. Holdco has guaranteed repayment of 25% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase facilities secured by loans and 100% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase facilities secured by CMBS.

We use secured revolving repurchase facilities to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase facility lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase facility lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase facilities allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase facility is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase facility. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase facilities secured by CMBS is in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related facility. The liability of Holdco under the guarantees related to our secured revolving repurchase facilities secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related facility. However, such liability cap under the guarantees related to our secured revolving repurchase facilities secured by loans does not apply in the event of certain “bad boy” defaults which can trigger unlimited recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

Each of the secured revolving repurchase facilities involves “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral; however, certain secured revolving repurchase facilities may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to any specified parameters regarding the repurchase lender’s determination, which may involve the limitation or enumeration of factors which the repurchase lender may consider when determining market value.

At June 30, 2017, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase facilities taken as a whole) was 28.3%, as compared to 30.3% at December 31, 2016.

Generally, when the repurchase lender’s margin amount has fallen below the outstanding purchase price for a transaction, a margin deficit exists and the repurchase lender may require that we prepay outstanding amounts on the secured revolving repurchase facility to eliminate such margin deficit. In certain secured revolving repurchase facilities, the repurchase lender’s ability to make a margin call is further limited by certain prerequisites, such as the existence of enumerated “credit events” or that the margin deficit exceed a specified minimum threshold.

The secured revolving repurchase facilities also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account and be disbursed in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default remains outstanding. Furthermore, some secured revolving repurchase facilities may require an accelerated principal amortization schedule if the secured revolving repurchase facility is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured revolving repurchase facility, we are generally granted the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured revolving repurchase facility and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the repurchase lender’s prior consent.

The secured revolving repurchase facilities include customary affirmative and negative covenants for similar secured revolving repurchase facilities, including, but not limited to, reporting requirements, collateral diversity requirements and/or concentration limits, and certain operational restrictions. In addition, each secured revolving repurchase facility requires that the guarantor (Holdco) maintain compliance with financial covenants, including the following:

•	maintenance of minimum cash liquidity (which includes available borrowing capacity) of no less than $50 million;
•	maintenance of minimum unrestricted cash of no less than the greater of $12 million and 5.0% of the guarantor’s recourse indebtedness;
•	maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances plus 75% of the net cash proceeds of all subsequent equity issuances;
•	maintenance of a debt to equity ratio not to exceed 3.0 to 1.0; and
•	maintenance of a minimum interest coverage ratio (EBITDA to interest expense) of no less than 1.5 to 1.0.

See “Subsequent Events” for details related to the upsize of our Morgan Stanley Bank and JP Morgan Chase Bank secured revolving repurchase facilities subsequent to the three months ended June 30, 2017.

Private Collateralized Loan Obligation

In connection with our Formation Transaction, we acquired a controlling interest in a portfolio of 55 commercial real estate loans representing $1.9 billion of unpaid principal balance from GACC (the “Seller Entity”), and financed it with a note issued by our subsidiary, TPG RE Finance Trust CLO Issuer, L.P. The financing was structured as a non-recourse CLO. CLO Issuer issued a Class A note with an original principal balance of $1.4 billion due September 10, 2023 to Deutsche Bank A.G., New York branch, which is an affiliate of the Seller Entity. Our Manager serves as the collateral manager for the CLO and is entitled to receive collateral management fees for such services. As of June 30, 2017, ten loans remain outstanding with an aggregate unpaid principal balance of $184.8 million, after giving effect to $40.1 million held at the trustee/servicer to be remitted as part of the cash flow waterfall on July 12, 2017, with a weighted average credit spread of 5.6%, and $167.3 million of liabilities remain outstanding on the original Class A note which amount represents approximately 12.3% of the original principal amount. The Class A note accrues interest monthly, calculated at an annual rate of LIBOR plus 2.75%. As of June 30, 2017, unamortized deferred financing costs incurred in connection with the initial issuance of the Class A note equaled $1.2 million and 3.1% of the original equity invested remained outstanding.

Principal may be required to be prepaid on the Class A note in order to meet the following monthly coverage tests:

•

The “Portfolio Overcollateralization Test” requires that the ratio of the outstanding principal balance of the loan assets securing the Class A note over the sum of (i) the aggregate outstanding principal amount of the Class A note plus (ii) any protective advance for the benefit of the Class A note be greater than or equal to 133%.

•

The “Underlying Aggregate Asset Overcollaterization Test” requires that the ratio of one divided by (i) the weighted average LTV of the loan assets as of the measurement date multiplied by the ratio of (ii) the outstanding principal amount of the Class A note divided by (iii) the aggregate principal balance of all of the collateral obligations plus any protective advance note for the benefit of the Class A note, exceeds 190%. Protective advance notes arise when amounts are funded on behalf of CLO Issuer for extraordinary expenses such as taxes, indemnification obligations, judgments or other legal obligations not incurred in the ordinary course of business or not expressly permitted to be incurred under the CLO’s transaction documents.

As shown in the table below, at June 30, 2017, we believe that we were in compliance with both of these tests.

June 30, 2017
Number of loans	10
Unpaid principal balance	$184,796
Loan commitment	$198,847
Class A note principal balance	$167,285

Herfindahl index (Diversity measure)(1)	5.12
Portfolio overcollateralization ratio(1)	144.15%
Underlying aggregate asset overcollateralization ratio(1)	235.50%

(1)	Based on the trustee investor remittance report as of July 15, 2017.

The priority of payment received by CLO Issuer from its loans is generally as follows: first, payment of servicing fees and any outstanding expenses payable to the trustee; second, payment of accrued and unpaid interest on the Class A note and payment of principal of the Class A note to the extent necessary to cause each applicable coverage test to be satisfied; third, payment of principal on the Class A note; fourth, payment into reserves to collateralized unfunded commitments and to purchase any required interest rate protection agreements; and fifth, as CLO Issuer directs.

At closing, the holder of the Class A note committed to purchase additional Class A notes at par from time to time in an aggregate principal amount not to exceed $635.9 million. Since closing and through June 30, 2017, a total of $252.3 million of additional Class A notes were issued. At June 30, 2017, the holder’s remaining additional Class A note purchase obligation was $12.6 million. A commitment fee of 0.25% accrues with respect to the amounts that are committed for such future fundings. Such amounts will be funded toward future funding obligations of the underlying loans in the CLO.

The loans that collateralize the CLO are subject to a master co-lender agreement between CLO Issuer and the Seller Entity, where the Seller Entity retained a 25% interest in each loan, which master co-lender agreement sets forth the economic terms and terms related to the management of each underlying loan. Under the master co-lender agreement, day-to-day administration of the underlying loans is handled by an agent for each loan, subject to the Major Decisions described below. The Seller Entity remained the agent and lender of record for most of the loans and CLO Issuer’s economic interest takes the form of a contractual pari passu participation interest. For one of the loans, CLO Issuer was the agent and lender of record and issued a pari passu participation to the Seller Entity, but such loan repaid during the quarter ended June 30, 2017. Upon the occurrence of an event of default with respect to any underlying loan, CLO Issuer and the Seller Entity are to consult on a course of action; in the absence of an agreement otherwise, after a period of 120 days after a material default, the agent for the underlying loan is obligated to accelerate the debt and pursue enforcement remedies on the underlying loan. Additionally, a number of governance decisions on the underlying loans are designated as Major Decisions, which include, without limitation, changes to the economic terms of the loans, re-leasing collateral, permitting additional encumbrances, waiving any event of default and consenting to any material change in any underlying asset business plan. If the parties are unable to agree on a Major Decision, each party has the right to initiate a customary buy-sell process where one party would propose a price for the underlying loan in question and the other party would have the option of either buying the loan from, or selling the loan to, the other party at the specified price.

See “Subsequent Events” for a description of the sale and refinancing of the CLO Issuer’s mortgage loan assets, the retirement in full of the Class A Notes, and the pending termination of the CLO.

Asset-Specific Financings

At June 30, 2017 and December 31, 2016, we had outstanding seven and four loan investments financed with three and two separate counterparties as asset-specific financings, respectively. In those instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized.

The following table details statistics for our asset-specific financings at June 30, 2017 (dollars in thousands):

Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	3	$245,115	$172,150	N/A	$171,198	L + 6.53%	12/10/2019
Financing provided	3	156,965	111,467	45,498	110,743	L + 3.50%	12/10/2019
Bank of the Ozarks
Collateral asset	3	305,000	138,715	N/A	137,399	L + 7.09%	3/10/2020
Financing provided	3	209,750	94,444	115,306	93,385	L + 4.34%	3/10/2020
BMO Harris
Collateral assets	1	45,000	45,000	N/A	44,591	L + 5.25%	4/9/2022
Financing provided	1	32,500	32,500	—	32,293	L + 2.65%	4/9/2022

Total collateral assets	7	$595,115	$355,865	$ N/A	$353,188
Total financing provided	7	$399,215	$238,411	$160,804	$236,421

(1)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
(2)	All of these floating rate loans and related liabilities are indexed to LIBOR.
(3)

For each of the Collateral Assets, extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

The following table details statistics for our asset-specific financings at December 31, 2016 (dollars in thousands):

Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)		Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral Assets	3	$245,115	$141,232	$	N/A	$139,912	L + 6.52%	12/17/2019
Financing Provided	3	156,966	91,526		65,440	90,488	L + 3.50%	12/17/2019
Bank of the Ozarks
Collateral Asset	1	132,000	28,366	N/A		27,203	L + 7.50%	8/23/2021
Financing Provided	1	92,400	19,856		72,544	18,812	L + 4.50%	8/23/2021
Total Collateral Assets	4	$377,115	$169,598	$	N/A	$167,115
Total Financing Provided	4	$249,366	$111,382		$137,984	$109,300

(1)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
(2)	All of these floating rate loans and related liabilities are indexed to LIBOR.
(3)

For each of the Collateral Assets, extended maturity is determined based on the maximum maturity of each of the corresponding loans, assuming all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.

In connection with the Deutsche Bank and Bank of the Ozarks asset-specific financings, Holdco has provided funding guarantees under which Holdco guarantees the funding obligations of the special purpose lending entity in limited circumstances. In addition, under the Deutsche Bank and Bank of the Ozarks asset-specific financings, Holdco has delivered limited non-recourse carve-out guarantees in favor of the lenders as additional credit support for the financings. These guarantees trigger unlimited recourse to Holdco as a result of certain “bad boy” defaults for actual losses incurred by such party or the entire outstanding obligations of the financing borrower depending on the nature of the “bad boy” default in question.

In connection with the BMO Harris asset-specific financing, Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger unlimited recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question.

Examples of “bad boy” defaults under the Deutsche Bank, Bank of the Ozarks and BMO Harris asset-specific financings include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

The guarantee agreements for each of the asset-specific financings also contain financial covenants covering liquid assets and net worth requirements.

Non-Consolidated Senior Interests

In certain instances, we originate our mezzanine loans through the use of non-consolidated senior interests—the contemporaneous issuance of a first mortgage loan to a third-party lender or the non-recourse transfer of a first mortgage loan originated by us. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we originate a loan in connection with the contemporaneous issuance or the non-recourse transfer of a non-consolidated senior interest, we retain on our balance sheet a mezzanine loan.

The following table details the subordinate interests retained on our balance sheet based on the total loan we financed through the use of non-consolidated senior interests sold or co-originated through June 30, 2017 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value(1)	Credit Spread(2)	Guarantee	Weighted Average Term to Extended Maturity(3)
Total loans	3	$138,052	N/A	L + 5.2%	N/A	November 2019
Senior loans sold or co-originated	3	96,443	N/A	L + 2.6%	N/A	October 2019
Retained mezzanine loans	3	41,609	$41,540	L + 11.2%	N/A	February 2019

(1)	Carrying value is net of deferred financing costs.
(2)	Our loan and the non-consolidated senior interest sold or co-originated are indexed to LIBOR.
(3)	Weighted average term to extended maturity assumes all extension options are exercised by the borrowers; provided, however, that our loans may be repaid prior to such date.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically one-month USD LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net income, while declining interest rates will generally decrease our net income. As of June 30, 2017, 97.3% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $594.5 million of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2017, the remaining 2.7% of our loans, by unpaid principal balance, earned a fixed rate of interest, but are financed with liabilities that require interest payments based on floating rates, which results in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing. Due to the short remaining term to maturity of these fixed rate loans and the small percentage of our loan portfolio represented by these fixed rate loans, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of June 30, 2017 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$2,148,811
Floating rate debt(1)(2)	(1,554,284)
Net floating rate exposure	$594,527

(1)	Our floating rate loans and related liabilities are indexed to one-month USD LIBOR. Therefore, the net exposure to the benchmark rate is in direct proportion to our assets also indexed to that rate.
(2)	Includes borrowings under secured revolving repurchase facilities, our CLO and asset-specific financings.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2017	December 31, 2016
Debt-to-equity ratio(1)	1.35x	1.62x
Total leverage ratio(2)	1.48x	1.67x

(1)

Represents (i) total outstanding borrowings under secured debt agreements (collateralized loan obligation, net), secured financing/repurchase agreements (net) and notes payable (net), less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under secured debt agreements (collateralized loan obligation, net), secured financing/repurchase agreements (net) and notes payable (net) plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,		2017 vs 2016	Six Months Ended June 30,		2017 vs 2016
	2017	2016		$2017	2016	$
INTEREST INCOME
Interest Income	$51,736	$38,400	$13,336	$99,677	$72,132	$27,545
Interest Expense	(19,635)	(15,076)	(4,559)	(37,435)	(28,006)	(9,429)
Net Interest Income	32,101	23,324	$8,777	62,242	44,126	$18,116
OTHER REVENUE
Other Income, net	245	296	(51)	367	311	56
Total Other Revenue	245	296	(51)	367	311	56
OTHER EXPENSES
Professional Fees	463	888	(425)	1,192	1,226	(34)
General and Administrative	720	1,190	(470)	1,189	1,446	(257)
Servicing and Asset Management Fees	1,205	648	557	2,341	1,510	831
Management Fees	2,768	2,149	619	5,356	4,133	1,223
Collateral Management Fee	71	219	(148)	202	493	(291)
Incentive Management Fee	1,805	1,266	539	3,386	2,074	1,312
Total Other Expenses	7,032	6,360	672	13,666	10,882	2,784
Income Before Income Taxes	25,314	17,260	8,054	48,943	33,555	15,388
Income Taxes	14	(144)	158	(140)	(190)	50
Net Income	25,328	17,116	8,212	48,803	33,365	15,438
Preferred Stock Dividends	(8)	(8)	—	(8)	(8)	—
Net Income Attributable to Common Stockholders(1)	25,320	17,108	8,212	48,795	33,357	15,438
Basic Earnings per Common Share	$0.64	$0.52	$0.12	$1.24	$1.08	$0.16
Diluted Earnings per Common Share	$0.64	$0.52	$0.12	$1.24	$1.08	$0.16
Dividends Declared per Common Share	$0.51	$0.53	$(0.02)	$1.05	$0.53	$0.52
OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on CMBS	$56	$809	$(753)	$1,288	$1,037	$251
Comprehensive Income (Loss)	$25,384	$17,925	$7,459	$50,091	$34,402	$15,689

(1)	Represents net income attributable to holders of our common stock and Class A common stock.

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Net Interest Income

Net interest income increased $8.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was due primarily to portfolio growth and $9 million of mortgage loan discount amortization, exit fees received, and minimum multiple payments related to loan repayments. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings to fund portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the current period as compared to the three months ended June 30, 2016.

Net interest income increased $18.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was due primarily to portfolio growth and $12 million of mortgage loan discount amortization, exit fees received, and minimum multiple payments related to loan repayments. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings to fund portfolio growth, and a higher average borrowing rate due to an increase in LIBOR, during the current period as compared to the six months ended June 30, 2016.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and interest income earned on certain cash collection accounts. Other revenue decreased by $0.05 million during the three months ended June 30, 2017, but increased $0.06 million for the six months ended June 30, 2017, as compared to the same three and six months periods during the prior year. The changes in other revenue resulted from higher cash balances during the three and six months ended June 30, 2017, which were partially offset by a one time $0.2 million gain on loan sale during the three months ended June 30, 2016.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Due primarily to increased operating costs as a public company and increased fees payable to our Manager as a result of our initial public offering and the calculation of such fees in our new Management Agreement, we expect these expenses to increase following the completion of our initial public offering. We expect our general and administrative expenses to increase following our initial public offering on account of investor relations, SEC reporting costs, increased accounting fees, NYSE registration costs, regulatory compliance, and other items required of a public company.

Other expenses increased by $0.1 million for the three months ended June 30, 2017 as compared to the same period in the prior year. Other expenses increased $2.8 million for the six months ended June 30, 2017, primarily due to an increase in management fees due to growth in the Company’s quarterly common stockholder’s equity base, and additional servicing and asset management fees resulting from our loan portfolio growth as compared to the same period in the prior year.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.5 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively, primarily as a result of an increase in the amount by which Core Earnings exceeded the specified performance hurdle.

Dividends Declared Per Share

For the three months ended June 30, 2017, we declared dividends of $0.51 per share, or $20.5 million. On April 8, 2016, we declared a dividend associated with the first quarter of 2016 in the amount of $0.53 per share, or $15.3 million, which was paid on April 25, 2016.

During the six months ended June 30, 2017 and 2016, we declared dividends of $1.05 per share, or $41.8 million, and $0.53 per share, or $15.3 million, respectively. During July 2016, we declared a dividend associated with the second quarter of 2016 of $0.49 per share subsequent to period end, or $16.3 million. This dividend was declared on July 22, 2016 and paid on July 26, 2016. Taking into account the dividend declared and paid during July 2016, that was associated with the operating results for the three months ended June 30, 2016, our dividends declared for the six months ended June 30, 2016, were $1.02 per share, or $31.6 million.

Unrealized Gain on CMBS

Other comprehensive income decreased $0.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in the current period was primarily attributable to credit spreads remaining relatively constant during the three months ended June 30, 2017 as compared to the prior year which resulted in unrealized fair market value gains associated with credit spread tightening subsequent to the securities acquisition dates during the three months ended June 30, 2016. For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, other comprehensive income increased $0.2 million primarily due to changes in the composition of our CMBS investments from repayment activity during the current period.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under notes payable, repurchase agreements, a private collateralized loan obligation, and a subscription secured credit facility. As of June 30, 2017, we had 40,234,430 shares of our common stock and Class A common stock outstanding representing $1.0 billion of stockholders’ equity and $1.6 billion of outstanding borrowings used to finance our operations.

See Notes 6 and 7 to our consolidated financial statements included in this Form 10-Q for additional details regarding our borrowings under notes payable, repurchase agreements, a private collateralized loan obligation, and a subscription secured credit facility.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, accounts receivable from our servicer from loan repayments of our net loans held for investment, available borrowings under notes payable, repurchase agreements, a private collateralized loan obligation, and a subscription secured facility, which are set forth in the following table (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$200,653	$103,126
Secured revolving repurchase facilities (undrawn capacity)	5,773	1,044
Collateralized loan obligation financing (additional note purchase obligation)	12,604	39,193
Asset-specific financing	160,805	137,984
Revolving credit facility-capital commitments	107,027	109,142
Total	$486,862	$390,489

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $1.6 billion of outstanding borrowings under notes payable, repurchase agreements, and our private collateralized loan obligation, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2017 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$510,292	$57,173	$449,857	$3,262	—
Secured debt agreement—principal(2)	1,554,284	286,375	1,189,076	33,913	36,980
Secured debt agreements—interest(2)	113,001	50,014	40,856	1,538	1,211
Total(3)	$2,177,577	$393,562	$1,679,789	$38,713	$38,191

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of June 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(3)	Total excludes the $135.5 million of non-consolidated senior interests sold or co-originated, as the satisfaction of these interests is not expected to require a cash outlay from us.

With respect to our debt obligations that are contractually obligated to be paid in the next few years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) negotiating extensions of term with our providers of credit; (iii) periodically accessing the capital markets to raise cash to fund new investments; (iv) exploring the issuance of a structured finance vehicle, such as a CLO, as a method of financing; and/or (v) selling loan assets to generate cash to repay our debt obligations.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 11 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$52,625	$39,427
Cash flows (used in) provided by investing activities	188,904	(549,087)
Cash flows provided by (used in) financing activities	(144,002)	427,793
Net (decrease) increase in cash and cash equivalents	$97,527	$(81,867)

We experienced a net increase in cash of $97.5 million for the six months ended June 30, 2017, compared to a net decrease of $81.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, cash flows provided by operating activities totaled $52.6 million related primarily to net interest income. During the six months ended June 30, 2017, cash flows provided by investing activities totaled $188.9 million due primarily to loan repayments. During the six months ended June 30, 2017, cash flows used in financing activities totaled $144.0 million due primarily to repayment of Class A notes of our CLO driven by repayments of underlying loans. We used the combined net proceeds from our investing and financing activities, including cash provided by repayments and sales of loans and debt investments, to originate $530.4 million of new loans and acquire $59.6 million in principal amount of CMBS during the six months ended June 30, 2017.

Corporate Activities

Dividends

On June 30, 2017, we declared a dividend for the second quarter of 2017 in the amount of $0.51 per share of common stock and Class A common stock, or $20.5 million in the aggregate, which dividend was payable on July 25, 2017 to holders of record of our common stock and Class A common stock as of June 30, 2017.

Equity Issuances

On June 15, 2017, we completed a drawdown of $25 million of equity capital commitments from our existing stockholders, resulting in the issuance of 992,166 shares of common stock and 14,711 shares of Class A common stock to existing stockholders at a price of $24.83 per share, which was the book value per share of our common stock and Class A common stock as of March 31, 2017. Since the shares of our common stock issued in connection with this drawdown were issued at book value, the issuance was not dilutive.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, valuation of our investment portfolio and disclosure of contingent assets and liabilities, among other items. Our management bases these estimates and judgments about current, and for some estimates, future economic and market conditions and their effects on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses.

If conditions change from those expected, it is possible that our judgments, estimates and assumptions described below could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

For a full discussion of our critical accounting policies, see Note 2 to our consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to quarter end:

Stock Dividend

On July 3, 2017, we declared a stock dividend that resulted in the issuance of 9,224,268 shares of our common stock and 230,815 shares of our Class A common stock upon the completion of our initial public offering. The stock dividend was paid on July 25, 2017 to holders of record of our common stock and Class A common stock as of July 3, 2017.

Initial Public Offering

On July 25, 2017, the Company completed an initial public offering of 11 million shares of common stock at a price of $20.00 per share. The Company intends to use the net proceeds from the offering of approximately $200 million to originate and acquire commercial mortgage loans and other commercial real estate-related debt instruments consistent with its investment strategy and investment guidelines.

On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, we issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of approximately $12.2 million. The Company intends to use the net proceeds from the exercise of this option to originate and acquire commercial mortgage loans and other commercial real estate-related debt instruments consistent with its investment strategy and investment guidelines.

Cash Dividend

On July 25, 2017, the Company paid a cash dividend on its common stock, to stockholders of record as of June 30, 2017, of $0.51 per share, or $20.5 million.

GACC Deferred Purchase Price Obligation

On July 28, 2017, the Company paid GACC $2.0 million related to its deferred purchase price contractual obligation due in the event that the Company consummated an initial public offering on or before December 29, 2017.

Articles of Amendment and Restatement

On July 19, 2017, we filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland. The Articles of Amendment and Restatement increased our authorized common stock to 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share. Additionally, the Articles of Amendment and Restatement increased our authorized preferred stock to 100,000,000 shares of preferred stock with a $0.001 par value per share.

Termination of Pre-IPO Capital Commitments

In connection with the completion of our initial public offering, the obligation of our pre-IPO stockholders to purchase additional shares of our common stock and Class A common stock using the undrawn portion of their capital commitments was terminated.

Termination of Stockholders Agreement

Upon the completion of our initial public offering, the stockholders agreement between us and our pre-IPO stockholders terminated in accordance with its terms.

10b5-1 Purchase Plan

We entered into an agreement (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan will require Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share.

Upsize of Morgan Stanley Bank, N.A. Secured Revolving Repurchase Facility

On July 21, 2017, the Company closed an amendment to its existing secured revolving repurchase facility with Morgan Stanley Bank, N.A. to increase the maximum facility amount to $400 million from $250 million. Additionally, the Company has the right to further upsize the facility to $500 million from $400 million upon at least 5 days’ notice, subject to customary conditions. The facility was also amended to provide for an extended maturity in May 2020, and can be extended by the Company for additional successive one year periods, subject to approval by the lender. As was the case prior to the amendment, the number of extension options is not limited by the terms of this facility.

Class A Note Repayment and Termination of Collateralized Loan Obligation

As of August 16, 2017, the outstanding principal balance of the Class A Note issued by the CLO Issuer was approximately $118.0 million. On August 16, 2017, the CLO Issuer sold to GACC two first mortgage loan participation interests with an aggregate unpaid principal balance of $12.8 million that collateralized in part the Class A Note issued by the CLO Issuer. The sales price was approximately par value. These loans were sold because they were determined by our management to no longer be consistent with the Company’s current investment strategy. On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. Proceeds from both transactions were used in combination with approximately $3.0 million of Company cash on August 23, 2017 to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. The collateralized loan obligation will be terminated promptly thereafter.

Upsize of JPMorgan Chase Bank, N.A. Secured Revolving Repurchase Facility

On August 18, 2017, and in connection with the repayment of the Class A Note and the dissolution of the collateralized loan obligation, the Company closed an amendment to its existing secured revolving repurchase facility with JPMorgan Chase Bank, N.A. to increase the maximum facility amount by $103.5 million, to $417.2 million, and to include as pledged collateral under the facility the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit facility remain unchanged.

Senior Mortgage Loan Originations

Since June 30, 2017 through the date of this filing, we closed four first mortgage loans with an aggregate commitment amount of $447.6 million, an aggregate initial funding amount of $368.7 million, an aggregate deferred funding commitment of $78.9 million, a weighted average credit spread of LIBOR plus 4.2%, a weighted average term to extended maturity of 5.6 years (assuming all extension options will be exercised by borrowers), and a weighted average LTV of 59.6%. These loans were funded with a combination of cash-on-hand and borrowings.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of June 30, 2017 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	04/28/17	$188.0	$142.0	$140.0	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed-Use	Bridge	$292 Sq ft	60.7%	(11)	3
2	Senior Loan	12/16/16	164.0	122.5	121.2	L +4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$462 Sq ft	47.7%		3
3	Senior Loan	08/23/16	132.0	41.2	40.3	L +7.5%	L +7.9%	Floating	8/23/21	Fort Lauderdale, FL	Condominium	Construction	$280 Sq ft	19.8%		2
4	Senior Loan	09/25/15	108.0	69.4	68.8	L +7.0%	L +7.3%	Floating	9/25/19	Miami, FL	Condominium	Construction	$253 Sq ft	84.7%		2
5	Senior Loan	08/31/15	98.0	61.6	61.3	L +6.0%	L +6.2%	Floating	8/31/19	Dallas, TX	Condominium	Construction	$301 Sq ft	5.4%		2
6	Senior Loan	10/16/15	96.2	88.0	87.6	L +4.8%	L +5.0%	Floating	10/16/20	San Diego, CA	Office	Moderate Transitional	$310 Sq ft	73.1%		3
7	Senior Loan	02/13/17	90.5	64.9	64.1	L +4.8%	L +5.0%	Floating	2/13/22	Torrance, CA	Office	Moderate Transitional	$252 Sq ft	64.4%		2
8	Senior Loan	10/14/15	90.0	84.6	84.2	L +3.9%	L +4.2%	Floating	10/14/20	Brooklyn, NY	Mixed-Use	Light Transitional	$378 Sq ft	58.2%		2
9	Senior Loan	06/13/17	84.4	81.1	80.5	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
10	Senior Loan	03/16/16	84.2	58.3	57.9	L +4.8%	L +5.0%	Floating	3/16/21	Herndon, VA	Office	Light Transitional	$138 Sq ft	61.1%		3
11	Senior Loan	02/01/17	82.3	72.3	71.5	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$215,314 Unit	60.7%		3
12	Senior Loan	06/29/15	76.4	42.0	41.7	L +6.8%	L +7.3%	Floating	6/29/19	Miami, FL	Condominium	Construction	$257 Sq ft	34.7%		2
13	Senior Loan	05/22/15	75.0	35.9	35.8	L +8.5%	L +8.8%	Floating	5/22/19	Aspen, CO	Condominium	Construction	$1,090 Sq ft	8.1%		2
14	Senior Loan	02/19/15	74.2	70.7	70.6	L +7.5%	L +7.8%	Floating	12/23/18	Brooklyn, NY	Hotel	Construction	$297,992 Unit	68.2%		3
15	Senior Loan	05/25/16	67.0	67.0	66.1	L +3.7%	L +4.4%	Floating	9/9/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		3
16	Senior Loan	05/25/16	65.0	65.0	63.5	L +2.0%	L +3.5%	Floating	8/9/19	Sacramento, CA	Office	Bridge	$170 Sq ft	55.7%		2
17	Senior Loan	03/01/16	64.2	43.2	42.9	L +4.9%	L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$289 Sq ft	54.1%		2
18	Senior Loan	08/20/15	61.5	61.5	61.0	L +4.7%	L +5.1%	Floating	8/20/20	Manhattan, NY	Condominium	Bridge	$658 Sq ft	70.1%		3
19	Senior Loan	03/01/16	61.2	38.9	38.6	L +5.1%	L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$474 Sq ft	67.9%		2
20	Senior Loan	02/19/15	60.8	60.8	60.7	L +5.9%	L +6.1%	Floating	6/9/20	Pacific Palisades, CA	Condominium	Construction	$456 Sq ft	60.5%		2
21	Senior Loan	06/14/17	60.0	60.0	59.4	L +3.9%	L +4.3%	Floating	6/9/20	Newark, NJ	Mixed-Use	Bridge	$255 Sq ft	62.2%		3
22	Senior Loan	12/29/14	58.1	55.5	55.5	L +5.3%	L +4.0%	Floating	3/14/19	Manhattan, NY	Condominium	Construction	$1,331 Sq ft	68.1%		3
23	Senior Loan	04/20/16	54.5	52.4	52.1	L +2.8%	L +3.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$153,881 Unit	42.6%		3
24	Senior Loan	05/11/15	49.1	42.9	42.8	L +5.3%	L +5.4%	Floating	12/3/20	San Francisco, CA	Hotel	Light Transitional	$192,112 Unit	76.8%		3
25	Senior Loan	05/25/16	49.0	49.0	48.7	L +2.8%	L +3.4%	Floating	2/9/20	Various, Multiple	Hotel	Light Transitional	$64,644 Unit	61.4%		3
26	Senior Loan	09/13/16	48.5	46.0	45.6	L +4.3%	L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%		2
27	Senior Loan	03/21/17	45.0	45.0	44.6	L +5.3%	L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%		2
28	Senior Loan	01/22/16	45.0	37.9	37.7	L +4.3%	L +4.5%	Floating	1/22/21	New York, NY	Office	Light Transitional	$334 Sq ft	71.0%		3
29	Senior Loan	04/09/16	39.2	39.2	39.2	L +5.4%	L +6.4%	Floating	10/9/18	Norfolk, VA	Multifamily	Bridge	$174,222 Unit	86.1%		3
30	Senior Loan	12/29/14	37.3	37.3	37.3	L +6.3%	L +6.1%	Floating	9/6/17	Chicago, IL	Hotel	Bridge	$141,265 Unit	68.4%	(12)	2
31	Senior Loan	09/01/15	37.0	37.0	36.9	L +4.6%	L +4.9%	Floating	9/1/20	Santa Barbara, CA	Hotel	Bridge	$234,177 Unit	67.3%		3
32	Senior Loan	02/18/16	36.5	36.5	36.3	L +4.0%	L +4.3%	Floating	2/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%		3
33	Senior Loan	12/29/14	33.0	33.0	33.2	6.1%	5.1%	Fixed	1/11/18	Charlotte, NC	Hotel	Bridge	$232,528 Unit	78.8%		2
34	Senior Loan	10/11/16	32.0	32.0	31.8	L +5.9%	L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$147,465 Unit	59.8%		2
35	Senior Loan	10/06/16	30.0	30.0	29.8	L +5.0%	L +5.3%	Floating	10/6/21	Los Angeles, CA	Industrial	Bridge	$113 Sq ft	73.3%		3
36	Senior Loan	06/08/16	28.4	21.0	20.8	L +4.6%	L +4.9%	Floating	6/8/21	Woodland Hills, CA	Retail	Moderate Transitional	$401 Sq ft	61.7%		3
37	Senior Loan	11/16/16	23.4	21.9	21.9	L +4.8%	L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$979 Sq ft	49.8%		3
38	Senior Loan	12/29/14	22.9	22.9	22.9	5.9%	6.4%	Fixed	9/6/17	Lyndhurst, NJ	Hotel	Bridge	$134,510 Unit	85.9%	(12)	3
39	Senior Loan	12/29/14	21.7	10.2	10.2	L +5.8%	L +6.1%	Floating	10/8/19	Various, Multiple	Industrial	Light Transitional	$9 Sq ft	53.6%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
40	Senior Loan	11/16/16	17.7	16.8	16.8	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$1,019 Sq ft	43.3%		2
41	Senior Loan	11/16/16	12.2	11.7	11.7	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$930 Sq ft	46.6%		2
42	Senior Loan	12/29/14	11.3	11.3	11.0	L +4.3%		L +6.8%	Floating	5/1/18	Charlotte, NC	Office	Bridge	$130 Sq ft	77.6%	(9)	3
43	Senior Loan	11/16/16	10.6	9.8	9.8	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$968 Sq ft	40.7%		3
44	Senior Loan	12/29/14	7.8	7.8	7.3	L +4.3%		L +10.9%	Floating	5/1/18	Raleigh, NC	Land	Bridge	$6 Sq ft	56.3%	(12)	3
45	Senior Loan	12/29/14	2.7	2.7	2.5	5.6%		7.9%	Fixed	9/10/20	Shelby Township, MI	Retail	Bridge	$25 Sq ft	84.2%		3
46	Senior Loan	12/29/14	2.5	2.5	2.3	L +4.3%		L +7.8%	Floating	5/1/18	Cary, NC	Land	Bridge	$1 Sq ft	53.3%	(12)	3
47	Senior Loan	12/29/14	1.5	1.5	1.6	6.2%		6.2%	Fixed	11/1/22	Seneca, SC	Retail	Bridge	$33 Sq ft	40.0%		3
Subtotal / Weighted Average			2,639.8	2,144.7	2,128.0	4.9%	(10)	6.3%		3.2 yrs					59.9%		2.6
Mezzanine Loans:
48	Mezzanine Loan	4/20/16	23.3	22.4	22.4	L +7.8%		L +8.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$219,830 Unit	60.8%		3
49	Mezzanine Loan	7/20/15	19.0	19.0	19.0	L +8.5%		L +8.7%	Floating	7/20/20	Manhattan, NY	Multifamily	Bridge	$777,778 Unit	87.9%		3
50	Mezzanine Loan	2/2/17	17.6	17.3	17.1	L +13.4%		L +14.3%	Floating	2/9/19	Orlando, FL	Multifamily	Bridge	$215,015 Unit	81.8%		3
51	Mezzanine Loan	1/19/17	16.5	5.6	5.4	L +14.0%		L +14.5%	Floating	1/19/22	Savannah, GA	Hotel	Construction	$321,429 Unit	0.0%		3
Subtotal / Weighted Average			$76.4	$64.3	$63.9	10.0%		11.5%		3.1 yrs					69.1%		3.0
Total / Weighted Average			$2,716.2	$2,209.0	$2,191.9	5.0%	(10)	6.4%		3.2 yrs					60.2%		2.6

(1)

First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 30, 33, 38, 39, 42, and 44 to 47 represent 75% pari passu participation interests in whole mortgage loans. Loans numbered 4, 12, 20, and 24 represent 65% pari passu participation interests in whole mortgage loans. Loan numbered 22 represents a 50% pari passu participation interest in the whole mortgage loan. Loans numbered 37, 40, 41, and 43 represent 24% pari passu participation interests in whole mortgage loans.

(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)

Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined. One floating rate loan with a total loan amount of $37.3 million earned interest income based on a floor above LIBOR of 1.00%.

(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2017 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2017, based on unpaid principal balance, 72.3% of our loans were subject to yield maintenance or other prepayment restrictions and 27.7% were open to repayment by the borrower without penalty.

(7)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest at the time of origination or acquisition divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our consolidated financial statements included in this Form 10-Q.
(9)

LTV is calculated using an as-is real estate value dated June 15, 2017 prepared pursuant to a third party appraisal obtained by our Manager in connection with a potential refinancing or extension of the loan secured by this property.

(10)	Represents the weighted average of the credit spread as of June 30, 2017 for the floating rate loans and the coupon for the fixed rate loans.
(11)

LTV is calculated using an as-complete real estate value at the time of origination. The as-complete real estate value reflects our Manager’s estimate, at the time of origination of the underlying real estate value, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(12)

LTV is calculated using an as-is real estate value updated subsequent to the loan origination or acquisition date prepared pursuant to a third party appraisal obtained by our Manager. This as-is real estate value reflects our Manager’s estimate, as of the appraisal date of the underlying real estate value, pursuant to the third-party appraisal obtained by our Manager and is consistent with our Manager’s underwriting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Generally, our business model is such that rising interest rates will generally increase our net income, while declining interest rates will generally decrease our net income. As of June 30, 2017, 97.3% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of June 30, 2017, the remaining 2.7% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which resulted in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following June 30, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$2,148,811		Interest income	$5,318	$(4,882)	$10,636	$(9,264)
(1,554,284)	(2)	Interest expense	(3,886)	3,886	(7,771)	7,771
$594,527		Total Net Interest Income	$1,432	$(996)	$2,865	$(1,493)

(1)	Our floating rate loans and related liabilities are indexed to LIBOR.
(2)	Borrowings include secured revolving repurchase facilities, our CLO, asset-specific financings, and non-consolidated senior interests sold or co-originated.

Credit Risk

Our loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Extension Risk

Our Manager computes the projected weighted average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Capital Market Risks

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured revolving repurchase facilities or other debt instruments or facilities. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

The nature of our loans and other investments also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of the underlying collateral.

Currency Risk

We may in the future hold assets denominated in foreign currencies, which would expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our common stock.

We intend to hedge any currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments and/or unequal, inaccurate or unavailability of hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

We may hedge foreign currency exposure on certain investments in the future by entering into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income and principal payments) we expect to receive from any foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges would approximate the amounts and timing of future payments we expect to receive on the related investments.

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On June 15, 2017, we issued an aggregate of 992,166 shares of common stock and 14,711 shares of Class A common stock to our existing stockholders for an aggregate purchase price of $25.0 million. Such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof because the shares were issued in a transaction that did not involve any public offering. No general solicitation or underwriters were involved in such issuances.

Each share of Class A common stock is convertible at any time or from time to time, at the option of the holder, for one fully paid and nonassessable share of common stock.

(b) Initial Public Offering

On July 25, 2017, we completed our initial public offering in which we sold 11,000,000 shares of our common stock at an initial public offering price of $20.00 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-217446), which was declared effective by the SEC on July 19, 2017. The underwriters have the option to purchase up to an additional 1,650,000 shares of our common stock from us at the public offering price less the underwriting discount, exercisable at any time or from time to time within 30 days after July 19, 2017. The aggregate offering price for the shares registered and sold by us was approximately $220 million. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc., TPG Capital BD, LLC and JMP Securities LLC.

The initial public offering generated approximately $200 million in net proceeds, after deducting underwriting discounts of approximately $13.2 million and estimated offering expenses payable by us of approximately $6.9 million. On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, we issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of approximately $12.2 million. TPG Capital BD, LLC, an underwriter in the offering, is an affiliate and received underwriting discounts of approximately $0.6 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.

We intend to use the net proceeds from the offering to originate and acquire commercial mortgage loans and other commercial real estate-related debt instruments consistent with our investment strategy and investment guidelines.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Upsize of Morgan Stanley Facility

On July 21, 2017, we closed an amendment (the “Morgan Stanley Amendment”) to our existing secured revolving repurchase facility with Morgan Stanley Bank, N.A. to increase the maximum facility amount to $400 million from $250 million. Additionally, we have the right to further upsize the facility to $500 million from $400 million upon at least five days’ notice, subject to customary conditions. The facility was also amended to provide for an extended maturity in May 2020 and can be extended by us for additional successive one year periods, subject to approval by the lender. As was the case prior to the Morgan Stanley Amendment, the number of extension options is not limited by the terms of this facility.

The foregoing description of the Morgan Stanley Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Morgan Stanley Amendment, which is filed herewith as Exhibit 10.28 and incorporated herein by reference.

(b) Class A Note Repayment and Termination of Collateralized Loan Obligation

As of August 16, 2017, the outstanding principal balance of the Class A Note issued by TPG RE Finance Trust CLO Issuer, L.P., our wholly-owned subsidiary (the “CLO Issuer”), was approximately $118.0 million. On August 16, 2017, the CLO Issuer sold to German American Capital Corporation (“GACC”) its entire interest in two first mortgage loan participation interests with an aggregate unpaid principal balance of $12.8 million that collateralized in part the Class A Note issued by the CLO Issuer. The participation interests were sold to GACC at approximately par value. These participation interests were sold because they were determined by our management to no longer be consistent with our current investment strategy. On August 18, 2017, one of our wholly-owned subsidiaries purchased from the CLO Issuer, CLO Issuer’s entire interest in seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the Class A Note issued by the CLO Issuer. The participation interests were sold by the CLO Issuer for approximately par value. Proceeds from both transactions were used in combination with approximately $3.0 million of our cash on August 23, 2017 to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. The collateralized loan obligation will be terminated promptly thereafter.

(c) Upsize of JPMorgan Facility

On August 18, 2017, and in connection with the repayment of the Class A Note and the termination of the collateralized loan obligation, we closed an amendment (the “JPMorgan Amendment”) to our existing secured revolving repurchase facility with JPMorgan Chase Bank, N.A. to increase the maximum facility amount by $103.5 million, to $417.2 million, and to include as pledged collateral under the facility the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit facility remain unchanged.

The foregoing description of the JPMorgan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the JPMorgan Amendment, which is filed herewith as Exhibit 10.29 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

4.2

Indenture, dated as of December 18, 2014, among TPG RE Finance Trust CLO Issuer, L.P., TPG RE Finance Trust GENPAR, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on May 30, 2017)

10.1

Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.2

Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on July 10, 2017)

10.3	2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)†

10.4

Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)†

10.5

Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.6

Master Repurchase and Securities Contract, dated as of May 25, 2016, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase and Securities Contract, dated as of September 21, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.7

Guarantee Agreement, dated as of May 25, 2016, made by TPG RE Finance Trust Holdco, LLC in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.8

Master Repurchase and Securities Contract Agreement, dated as of May 4, 2016, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.9

Guaranty, dated as of May 4, 2016, made by TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.10

Master Repurchase Agreement, dated as of August 20, 2015, by and between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase Agreement, dated as of September 29, 2015, that certain Second Amendment to Master Repurchase Agreement, made as of March 14, 2016 and that certain Amendment No. 3 to Master Repurchase Agreement, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.11

Guarantee Agreement, dated as of August 20, 2015, made by TPG RE Finance Trust Holdco, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.12

Master Repurchase and Securities Contract Agreement, dated as of August 19, 2015, by and between TPG RE Finance 2, Ltd. and Goldman Sachs Bank USA, as amended by that certain First Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 29, 2015, and that certain Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.13

Guarantee Agreement, dated as of August 19, 2015, made by TPG RE Finance Trust Holdco, LLC in favor of Goldman Sachs Bank USA, as amended by that certain First Amendment to Guarantee Agreement, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.14

Loan and Security Agreement, dated as of June 26, 2015, between TPG RE Finance 4, LLC and Deutsche Bank AG, New York Branch, as amended by that certain First Amendment to Loan and Security Agreement, dated as of December 31, 2015, and that certain Second Amendment to Loan and Security Agreement and Amendment to Loan Documents, dated as of October 21, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.15

Guaranty of Recourse Obligations, executed as of June 26, 2015, by TPG RE Finance Trust Holdco, LLC for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.16

Loan and Security Agreement, dated as of August 13, 2015, between TPG RE Finance 6, LLC and Deutsche Bank AG, New York Branch, as amended by that certain First Amendment to Loan and Security Agreement, dated as of December 31, 2015 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.17

Guaranty of Recourse Obligations, executed as of August 13, 2015, by TPG RE Finance Trust Holdco, LLC for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.18

Loan and Security Agreement, dated as of September 25, 2015, between TPG RE Finance 9, LLC and Deutsche Bank AG, New York Branch, as amended by that certain First Amendment to Loan and Security Agreement, dated as of December 31, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.19

Guaranty of Recourse Obligations, executed as of September 25, 2015, by TPG RE Finance Trust Holdco, LLC for the benefit of Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.20

Loan Agreement, made and entered into effective as of August 23, 2016, by and between TPG RE Finance 15, LLC and Bank of the Ozarks (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.21

Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.22

Limited Guaranty, dated as of March 31, 2017, made by TPG RE Finance Trust Holdco, LLC in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.23

Collateral Management Agreement, dated as of December 18, 2014, by and between TPG RE Finance Trust CLO Issuer, L.P., acting by TPG RE Trust GenPar, Inc., as its General Partner, and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.24

Master Co-Lender Agreement, dated as of December 29, 2014, among TPG RE Finance Trust CLO Issuer, L.P., TPG RE Finance Trust CLO Issuer Sub, Ltd., TPG RE Finance Trust CLO TRS Corp., TPG RE Finance Trust CLO TRS 1 Corp., TPG RE Finance Trust CLO TRS 2 Corp., German American Capital Corporation, Deutsche Bank Trust Company Americas and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.25

Amendment No. 2 to Master Repurchase and Securities Contract, dated as of December 22, 2016, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.26

Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.27

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 12, 2017, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.28	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 21, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A.

10.29	Amendment No. 4 to Master Repurchase Agreement, dated as of August 18, 2017, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certificate of Robert R. Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert R. Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2017	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT R. FOLEY
Robert R. Foley
Chief Financial and Risk Officer
(Principal Financial Officer)