Form 10-Q
period 2017-09-30
TPG RE Finance Trust, Inc.
filed 2017-11-06
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2017, there were 59,618,302 shares of the registrant’s common stock, $0.001 par value per share, and 1,213,026 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will occur or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•

acts of God such as hurricanes, earthquakes, wildfires and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS(1)
Cash and Cash Equivalents	$64,801	$103,126
Restricted Cash	499	849
Accounts Receivable	141	644
Accounts Receivable from Servicer/Trustee	51,076	34,743
Accrued Interest Receivable	13,764	14,023
Loans Held for Investment (includes $2,313,036 and $1,397,610 pledged as collateral under repurchase agreements)	2,824,713	2,449,990
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $48,029 and $51,305 pledged as collateral under repurchase agreements)	86,182	61,504
Other Assets, Net	1,506	704
Total Assets	$3,042,682	$2,665,583
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$3,733	$2,907
Accrued Expenses	8,091	6,555
Collateralized Loan Obligation (net of deferred financing costs of $0 and $2,541)	—	540,780
Repurchase and Senior Secured Agreements (net of deferred financing costs of $8,753 and $8,159)	1,531,345	1,013,370
Notes Payable (net of deferred financing costs of $2,917 and $2,883)	261,875	108,499
Payable to Affiliates	9,148	3,955
Deferred Revenue	557	482
Dividends Payable	20,135	18,346
Total Liabilities	1,834,884	1,694,894
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 100,000,000 and 125 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 300,000,000 and 95,500,000 shares authorized; 59,791,742 and 47,251,165 shares issued and outstanding, respectively)	60	39
Class A Common Stock ($0.001 par value; 2,500,000 and 2,500,000 shares authorized; 1,213,026 and 1,194,863 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,216,725	979,467
Accumulated Deficit	(8,968)	(10,068)
Accumulated Other Comprehensive (Loss) Income	(20)	1,250
Total Stockholders' Equity(2)	1,207,798	970,689
Total Liabilities and Stockholders' Equity	$3,042,682	$2,665,583

(1)

At September 30, 2017 there were no VIE assets or liabilities recorded in the Company’s Total Assets and Total Liabilities. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2016 include VIE assets and liabilities of $743.5 million and $542.8 million, respectively. These assets can be used only to satisfy obligations of the VIE, and creditors of the VIE have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

(2)

Shares issued and shares outstanding reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest Income	$46,734	$40,419	$146,411	$112,551
Interest Expense	(19,150)	(16,937)	(56,585)	(44,943)
Net Interest Income	27,584	23,482	89,826	67,608
OTHER REVENUE
Other Income, net	669	15	1,036	326
Total Other Revenue	669	15	1,036	326
OTHER EXPENSES
Professional Fees	1,256	1,133	2,448	2,359
General and Administrative	1,003	387	2,192	1,833
Servicing and Asset Management Fees	720	1,232	3,061	2,742
Management Fee	4,133	2,244	9,489	6,377
Collateral Management Fee	23	207	225	700
Incentive Management Fee	327	716	3,713	2,790
Total Other Expenses	7,462	5,919	21,128	16,801
Income Before Income Taxes	20,791	17,578	69,734	51,133
Income Taxes	—	(136)	(140)	(326)
Net Income	$20,791	$17,442	$69,594	$50,807
Preferred Stock Dividends	(4)	(3)	(12)	(11)
Net Income Attributable to Common Stockholders	$20,787	$17,439	$69,582	$50,796
Basic Earnings per Common Share(1)	$0.35	$0.43	$1.34	$1.30
Diluted Earnings per Common Share(1)	$0.35	$0.43	$1.34	$1.30
Weighted Average Number of Common Shares Outstanding(1)
Basic:	58,685,979	40,946,029	51,969,733	39,096,974
Diluted:	58,685,979	40,946,029	51,969,733	39,096,974
Dividends Declared per Common Share(1)	$0.33	$0.41	$1.02	$1.18
OTHER COMPREHENSIVE INCOME
Net Income	$20,791	$17,442	$69,594	$50,807
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	(2,558)	1,542	(1,270)	2,579
Comprehensive Net Income	$18,233	$18,984	$68,324	$53,386

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2015	125	$—	28,309,783	$29	783,158	$1	$729,477	$(13,157)	$—	$716,350
Issuance of Class A Common Stock	—	—	—	—	74,401	—	1,832	—	—	1,832
Issuance of Common Stock	—	—	3,987,337	4	—	—	98,164	—	—	98,168
Net Income	—	—	—	—	—	—	—	50,807	—	50,807
Other Comprehensive Income	—	—	—	—			—	—	2,579	2,579
Dividends on Preferred Stock	—	—	—	—	—	—	—	(11)	—	(11)
Dividends on Common Stock	—	—	—	—	—	—	—	(47,292)	—	(47,292)
Dividends on Class A Common Stock	—	—	—	—	—	—	—	(1,224)	—	(1,224)
Balance at September 30, 2016	125	$-	32,297,120	$33	857,559	$1	$829,473	$(10,877)	$2,579	$821,209

Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	12,642,166	12	—	—	257,622	—	—	257,634
Common Stock and Class A Common Stock Dividend	—	—	9,224,268	9	230,815	—	(9)	—	—	—
Retired Common Stock	—	—	(334,745)	—	—	—	(7)	(6,551)	—	(6,558)
Initial Public Offering Transaction Costs	—	—	—	—	—	—	(20,713)	—	—	(20,713)
Net Income	—	—	—	—	—	—	—	69,594	—	69,594
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,270)	(1,270)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(12)	—	(12)
Dividends on Common Stock	—	—	—	—	—	—	—	(60,566)	—	(60,566)
Dividends on Class A Common Stock	—	—	—	—	—	—	—	(1,365)	—	(1,365)
Balance at September 30, 2017	125	$—	59,791,742	$60	1,213,026	$1	$1,216,725	$(8,968)	$(20)	$1,207,798

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$69,594	$50,807
Adjustment to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(15,867)	(5,327)
Amortization of Deferred Financing Costs	9,160	6,843
Capitalized Accrued Interest	1,865	13,098
Gain on Sales of Loans Held for Investment and Commercial Mortgage-Backed Securities, net	(185)	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	503	2,699
Accrued Interest Receivable	(776)	(3,792)
Accrued Expenses	(2,454)	787
Accrued Interest Payable	826	1,062
Payable to Affiliates	5,193	1,650
Deferred Fee Income / Gain	75	—
Other Assets	(694)	—
Net Cash Provided by (Used in) Operating Activities	67,240	67,827
Cash Flows from Investing Activities:
Restricted Cash	350	(644)
Origination of Loans Held for Investment	(1,149,911)	(333,885)
Purchase of Loans Held for Investment	—	(339,118)
Advances on Loans Held for Investment	(226,187)	(234,397)
Principal Advances Held by Servicer/Trustee	496	3,021
Principal Repayments of Loans Held for Investment	975,258	362,314
Proceeds from Sales of Loans Held for Investment	65,054	—
Purchase of Commercial Mortgage-Backed Securities	(96,294)	(49,549)
Principal Repayments of Mortgage-Backed Securities	29,802	1,166
Purchases of Fixed Assets	(108)	—
Net Cash Provided by (Used in) Investing Activities	(401,540)	(591,092)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligation	(559,574)	(269,561)
Proceeds from Collateralized Loan Obligation	16,254	68,827
Payments on Secured Financing Agreements	(621,552)	(282,044)
Proceeds from Secured Financing Agreements	1,293,530	907,573
Payment of Deferred Financing Costs	(6,207)	(5,776)
Capital Calls Received in Advance	—	34,732
Proceeds from Issuance of Common Stock	243,654	98,168
Payment to Retire Common Stock	(6,000)	—
Proceeds from Issuance of Class A Common Stock	365	1,832
Payment of Initial Public Offering Transaction Costs	(4,341)	—
Dividends Paid on Common Stock	(58,743)	(54,680)
Dividends Paid on Class A Common Stock	(1,403)	(1,463)
Dividends Paid on Preferred Stock	(8)	(7)
Net Cash Provided by (Used in) Financing Activities	295,975	497,601
Net Change in Cash and Cash Equivalents	(38,325)	(25,664)
Cash and Cash Equivalents at Beginning of Period	103,126	104,936
Cash and Cash Equivalents at End of Period	$64,801	$79,272
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$46,600	$36,391
Taxes Paid	141	326
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, Net	$51,076	$131,118
Dividends Declared, not paid	20,135	16,978
Accrued Initial Public Offering Transaction Costs	2,391	—
Accrued Deferred Financing Costs	2,290	2,748
Unrealized Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	1,270	2,579
Accrued Common Stock Retirement Costs	559	—

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, primarily consisting of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial mortgage-backed securities (“CMBS”). As of September 30, 2017 and December 31, 2016, the Company conducted substantially all of its operations through a limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, a consolidated variable interest entity for which the Company was the primary beneficiary through August 23, 2017, and its wholly-owned subsidiaries (see Note 5 for details). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to: impairment; adequacy of provisions for loan losses; and valuation of financial instruments.

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC 810”) provides guidance on the identification of a VIE (a variable interest entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

At each reporting date, the Company reconsiders its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant, and will consolidate or not consolidate accordingly.

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, origination fees and exit fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight line basis when it approximates the interest method. Extension fees are amortized into income over the extension period to which they relate using a straight line basis, which approximates the interest method, when the extension fee can be waived by the Company or a co-lender in connection with their refinancing of the loan. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s investments may provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection.

The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any premiums, discounts, loan origination fees and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line basis when it approximates the interest method, adjusted for actual prepayments.

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
4-

Underperformance—Collateral performance falls short of original underwriting, and material differences exist from business plan; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5-

Risk of Impairment/Default—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable.

Since Inception, the Company has not recorded asset-specific loan loss reserves, nor has it recognized any impairments on its loan portfolio. Our determination of asset-specific loan loss reserves, should any such reserves be necessary, relies on material estimates regarding the fair value of any loan collateral. Such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Significant judgment is required when evaluating loans for impairment.

The Company’s loans are typically collateralized by real estate or a partnership, or similar, equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial wherewithal of any loan guarantors and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Commercial Mortgage-Backed Securities

The Company invests in CMBS for cash management and investment purposes. The Company designates as available-for-sale its CMBS investments on the date of acquisition of the investment. CMBS that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS, including its amortization of premium and discount, follows the Company’s revenue recognition policy. The Company uses a specific identification method when determining the cost of security sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income. Significant valuation inputs are Level II in the fair value hierarchy as described under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain of its loan and CMBS investments using secured revolving repurchase agreements, asset-specific financing arrangements (notes payable on the consolidated balance sheets), a senior secured credit facility, and, prior to August 23, 2017, its private collateralized loan obligation (“CLO”). The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2017, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents, restricted cash and available-for-sale CMBS investments. The three levels of inputs that may be used to measure fair value are as follows:

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its taxable income. Accordingly, the Company does not expect to pay corporate level taxes.

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and Class A common stock), divided by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock are identical to the common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock is convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock. The Class A common stock votes together with the common stock as a single class. Shares of Class A common stock have been issued to, and are owned by, certain individuals or entities affiliated with the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), and the sale or conversion to common stock by investors of such shares of Class A common stock is subject to certain restrictions. Diluted earnings per common share is calculated by including the effect of dilutive securities. The Company currently does not have any outstanding participating securities.

Loan Origination Fees

Loan origination fees are reflected in loans held for investment on the consolidated balance sheets and include fees charged to borrowers. These fees are amortized into interest income over the life of the related loans held.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligation and secured financing agreements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis which approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2017 and December 31, 2016. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated statements of cash flows as the Company does not have material restricted cash activity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued an update (“ASU 2015-14”) to Topic 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2018. In March 2016, the FASB issued an update (“ASU 2016-08”) to Topic 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to Topic 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued an update (“ASU 2016-12”) to Topic 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is not permitted, except that we may adopt under the original provisions of ASU 2014-09 prior to the issuance of ASU 2015-14. The Company anticipates adopting this update in the quarter ended March 31, 2018, and continues the process of evaluating the impact of Topic 606 on its consolidated financial statements.

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

During the nine months ended September 30, 2017, the Company’s subsidiaries originated or acquired 15 loans with a total commitment of approximately $1.5 billion, an unpaid principal balance of $1.1 billion, and unfunded commitments of $229.7 million. To fund these originations, the Company employed financing methods that included repurchase and secured financings, notes payable, and the non-recourse syndication of senior loan interests to third parties that were recognized as sales. Total commitments related to non-recourse senior loan interest syndications for the nine months ended September 30, 2017 were $91.5 million.

The following tables present an overview of the loan investment portfolio as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$2,778,553	$(20,622)	$2,757,931
Subordinated and mezzanine loans	67,135	(353)	66,782
Subtotal before allowance	2,845,688	(20,975)	2,824,713
Allowance for loan losses	—	—	—
Total	$2,845,688	$(20,975)	$2,824,713

	December 31, 2016
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$2,429,632	$(20,931)	$2,408,701
Subordinated and mezzanine loans	41,446	(157)	41,289
Subtotal before allowance	2,471,078	(21,088)	2,449,990
Allowance for loan losses	—	—	—
Total	$2,471,078	$(21,088)	$2,449,990

For the nine months ended September 30, 2017, loan portfolio activity was as follows (in thousands):

Balance at December 31, 2016	$2,449,990
Loans originated	1,149,911
Additional fundings	228,217
Amortization of discount and origination fees	15,607
Deductions during the period:
Collection of principal	(1,016,246)
Amortization of premium	(2,766)
Balance at September 30, 2017	$2,824,713

At September 30, 2017 and December 31, 2016, there was $0.1 million and $2.9 million, respectively, of unamortized premium and $2.8 million and $12.5 million, respectively, of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Carrying Value
Rating	September 30, 2017	December 31, 2016
1	$—	$261,261
2	1,073,455	745,340
3	1,695,009	1,205,994
4	56,249	237,395
5	—	—
Totals	$2,824,713	$2,449,990
Weighted Average Risk Rating(1)	2.6	2.6

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at period end.

During the nine months ended September 30, 2017, two loans were moved from the Company’s category four risk rating, one into its category two risk rating and the other into its category three risk rating, as a result of improved operating performance of the underlying loan collateral. Additionally, the Company moved four loans that were classified in its category three risk rating to category four, resulting from a decline in collateral performance. During the nine months ended September 30, 2017, two loans classified in its category four risk rating and three loans classified in its category one risk rating as of December 31, 2016 were repaid during the ordinary course of business. The weighted average risk rating at both September 30, 2017 and December 31, 2016 was 2.6.

At September 30, 2017 and December 31, 2016, there were no loans on non-accrual status or that were impaired; thus, the Company did not record a reserve for loan loss.

See Note 15 for details about the Company’s mortgage loan originations subsequent to September 30, 2017.

(4) Commercial Mortgage-Backed Securities

At each of September 30, 2017 and December 31, 2016, the Company had five CMBS designated as available-for-sale. During the three months ended September 30, 2017, the Company sold a CMBS investment for net proceeds of $43.8 million, recognizing in Other income, net a gain on sale of $0.3 million. Detailed information regarding the Company’s available-for-sale CMBS is as follows (dollars in thousands):

September 30, 2017
		Unamortized	Gross	Estimated
	Face	Premium	Unrealized	Fair
	Amount	(Discount)	Loss	Value
Investments, at Fair Value
Commercial mortgage-backed securities	$85,866	$336	$(20)	$86,182

	December 31, 2016
	Face Amount	Unamortized Premium (Discount)	Gross Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$62,927	$(2,673)	$1,250	$61,504

The CMBS fair values are considered Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CMBS fair values are based upon market, broker, counterparty or pricing services quotations, which provide valuation estimates based upon reasonable market order indications. These fair value quotations are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The amortized cost and estimated fair value of the Company’s available-for-sale CMBS by contractual maturity are shown in the following table (dollars in thousands):

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Expected Maturity Date
After one, within five years	$36,700	$36,872
After five, within ten years	49,509	49,310
Total investment in commercial mortgage-backed securities, at fair value	$86,209	$86,182

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Expected Maturity Date
After one, within five years	$58,962	$60,242
After five, within ten years	1,292	1,262
Total investment in commercial mortgage-backed securities, at fair value	$60,254	$61,504

No other than temporary impairments were recognized through income during the nine months ended September 30, 2017 or year ended December 31, 2016.

(5) Variable Interest Entities and Collateralized Loan Obligation

On December 18, 2014, the Company entered into a collateralized loan obligation through TPG RE Finance Trust CLO Issuer, L.P., a wholly-owned subsidiary of the Company (“CLO Issuer”) and on December 29, 2014, the Company acquired from German American Capital Corporation (“GACC”) a portfolio of 75% participation interests in certain loans secured primarily by first mortgages on commercial properties, with a face value of approximately $2.4 billion. To partially fund the investment, on December 18, 2014, the CLO Issuer issued a Class A Note secured by the Company’s 75% participation interests in the portfolio of loans acquired. The Company evaluated in accordance with ASC 810, the key attributes of the CLO Issuer to determine if it was a VIE and, if so, whether the Company was the primary beneficiary of the CLO Issuer’s operating activities. This analysis resulted in the Company concluding that the CLO Issuer was a VIE, that the Company was the primary beneficiary, and that it would consolidate the entity.

The CLO Issuer invested in real estate-related loans which were substantially financed by the issuance of debt securities. The  Manager was named collateral manager (“CLO Collateral Manager”) for all of the CLO Issuer’s collateral assets. The CLO Collateral Manager was responsible for the activities that most significantly impacted the performance of the underlying assets, including but not limited to monitoring, managing and disposing of collateral assets and managing the CLO Issuer’s compliance with provisions of the CLO indenture. The Company’s involvement with the CLO Issuer primarily affected its financial performance and operating cash flows through amounts recorded to interest income, interest expense and provision for loan losses.

The Company consolidated the CLO Issuer because ultimately it had the ability to control the activities that most significantly impacted the economic performance of the entity through its contractual rights with the affiliated CLO Collateral Manager. The CLO Collateral Manager had a contractual duty to the CLO Issuer, which in turn benefited the Company as the owner of 100% of the equity in the CLO Issuer. Additionally, the Company had exposure to the CLO Issuer’s losses to the extent of its equity interests and also had rights to waterfall payments in excess of required payments to the CLO Issuer’s Class A Note holder which would both be significant to the CLO Issuer. At each reporting date, the Company reconsidered its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the CLO Issuer could potentially be more than insignificant and if it should consolidate the CLO Issuer.

On August 16, 2017, the outstanding principal balance of the Class A Note issued by the CLO Issuer was approximately $118.0 million. On August 16, 2017, the CLO Issuer sold to GACC two first mortgage loan participation interests with an aggregate unpaid principal balance of $12.8 million that collateralized the Class A Note in part and recognized in Other income, net a $0.2 million loss on sale. The sales price of the two first mortgage loans was approximately par value. These loans were sold because they were determined to no longer be consistent with the Company’s current investment strategy.

On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the remainder of the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. On August 23, 2017, proceeds from both transactions were used in combination with approximately $3.0 million of Company cash to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. The collateralized loan obligation was subsequently terminated.

The Company’s total assets and total liabilities at December 31, 2016 included the following VIE assets and liabilities (dollars in thousands):

December 31, 2016
ASSETS
Cash and Cash Equivalents	$2,133
Accounts Receivable	479
Accounts Receivable from Servicer/Trustee	23,009
Accrued Interest Receivable	5,714
Loans Held for Investment	712,158
Total Assets	$743,493
LIABILITIES
Accrued Interest Payable	$885
Accrued Expenses	32
Collateralized Loan Obligation	540,780
Payable to Affiliates	933
Deferred Revenue	198
Total Liabilities	$542,828

Assets held by the CLO Issuer were restricted and could only be used to settle obligations of the entity. The liabilities of the CLO Issuer were non-recourse to the Company and could only be satisfied from the CLO Issuer’s asset pool. From inception of the CLO through its dissolution, the Company did not provide, and was not required to provide, financial support to the CLO Issuer through a liquidity arrangement or otherwise.

The following table outlines borrowings and the corresponding collateral under the Company’s consolidated CLO Issuer as of December 31, 2016 (dollars in thousands):

As of December 31, 2016
Debt		Collateral (loans)
Face Value	Carrying Value	Outstanding Principal	Carrying Value
$543,320	$540,780	$712,420	$712,158

The Company incurred approximately $13.2 million of issuance costs which were amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the Class A Note, or the Class A Note. As a result of retiring all amounts outstanding under the Class A Note, the Company recognized an additional $0.9 million of issuance costs during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company’s unamortized issuance costs were $0.0 million and $2.5 million, respectively.

Interest on the Class A Note was payable monthly, beginning on December 18, 2014, and for the nine months ended September 30, 2017 and 2016, interest expense (excluding amortization of deferred financing costs) of $9.3 million and $21.8 million, respectively, is included in the Company’s consolidated statements of income as interest expense.

(6) Notes Payable, Repurchase Agreements, Senior Secured Credit Facility and Subscription Secured Facility

At September 30, 2017 and December 31, 2016, the Company had notes payable and repurchase agreements for certain of the Company’s originated loans. In addition, at December 31, 2016, the Company had a subscription secured credit facility outstanding, which facility was terminated in July 2017. On September 29, 2017, the Company entered into a new senior secured credit facility agreement with Bank of America. These financing agreements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type, or in the case of the subscription secured facility before it was terminated, the creditworthiness of the irrevocable investor commitments that secured the facility. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s notes payable, repurchase agreements, senior secured credit facility, and subscription secured facility as of September 30, 2017 and December 31, 2016, respectively. Except as otherwise noted, all other agreements are held on a non-recourse basis. Amounts included are shown in thousands:

As of September 30, 2017
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	8/23/2019	1 Month Libor	4.5%	5.7%	$92,400	$56,175	$36,225	$51,750
Bank of the Ozarks	8/31/2018	1 Month Libor	4.0	5.2	68,600	17,824	50,776	72,537
Deutsche Bank	9/25/2019	1 Month Libor	3.5	4.7	64,779	19,027	45,752	76,253
Deutsche Bank	6/29/2018	1 Month Libor	3.3	4.5	49,644	21,021	28,623	44,035
Bank of the Ozarks	5/22/2018	1 Month Libor	4.8	6.0	48,750	20,376	28,374	43,653
Deutsche Bank	12/9/2018	1 Month Libor	3.7	4.9	42,543	1	42,542	60,775
BMO Harris Bank(1)	4/9/2020	1 Month Libor	2.7	3.9	32,500	—	32,500	45,000
Subtotal					399,216	134,424	264,792	394,003

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	8/19/2018	1 Month Libor	2.2%	3.4%	$750,000	$202,428	$547,572	$841,002
Wells Fargo(1)	5/25/2019	1 Month Libor	2.1	3.4	750,000	356,512	393,488	682,221
JP Morgan(1)	8/20/2018	1 Month Libor	2.5	3.7	417,250	155,382	261,868	380,621
Morgan Stanley(1)	5/3/2019	1 Month Libor	2.4	3.6	400,000	127,268	272,732	397,592
US Bank(1)	10/6/2019	1 Month Libor	2.3	3.5	150,000	129,000	21,000	30,000
Goldman Sachs (CMBS)(2)	10/30/2017	1 Month Libor	1.8	3.0	100,000	64,422	35,578	39,533
Royal Bank of Canada (CMBS)(2)	12/20/2017	1 Month Libor	1.0	2.2	100,000	92,140	7,860	8,418
Subtotal					2,667,250	1,127,152	1,540,098	2,379,387

Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	9/29/2020	1 Month Libor	N/A	N/A	$250,000	$250,000	—	—
Total					$3,316,466	$1,511,576	$1,804,890	$2,773,390

(1)	Borrowings under repurchase agreements, senior secured credit facility, and one note payable with a guarantee for 25% recourse.
(2)

Borrowings under repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to September 30, 2017.

As of December 31, 2016
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	8/23/2019	1 Month Libor	4.5%	5.1%	$92,400	$72,544	$19,856	$28,366
Deutsche Bank	9/25/2019	1 Month Libor	3.5	4.1	64,779	30,207	34,572	57,620
Deutsche Bank	12/9/2018	1 Month Libor	3.3	3.9	49,644	29,293	20,351	31,309
Deutsche Bank	9/29/2018	1 Month Libor	3.7	4.3	42,543	5,940	36,603	52,303
Subtotal					249,366	137,984	111,382	169,598

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	8/19/2017	1 Month Libor	2.2%	2.9%	$500,000	$249,110	$250,890	$363,146
Wells Fargo(1)	5/25/2019	1 Month Libor	2.2	3.0	500,000	179,729	320,271	461,618
JP Morgan(1)	8/20/2018	1 Month Libor	2.7	3.4	313,750	25,001	288,749	414,269
Morgan Stanley(1)	5/3/2019	1 Month Libor	2.5	3.2	250,000	124,036	125,964	175,884
Goldman Sachs (CMBS)(2)	8/19/2017	1 Month Libor	2.0	2.6	100,000	73,195	26,805	43,500
Royal Bank of Canada (CMBS)(2)	2/9/2021	1 Month Libor	1.0	1.6	100,000	91,150	8,850	9,347
Subtotal					1,763,750	742,221	1,021,529	1,467,764

Subscription Secured Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Lloyds Bank	1/6/2018	1 Month Libor	1.8%	2.5%	$250,000	$109,142	—	—
Total					$2,263,116	$989,347	$1,132,911	$1,637,362

(1)	Borrowings under repurchase agreements with a guarantee for 25% recourse.
(2)	Borrowings under repurchase agreements with a guarantee for 100% recourse.

Notes Payable

As of September 30, 2017 and December 31, 2016, the Company had seven and four note-on-note financing agreements, respectively, to finance certain of its lending activities. These loans allow for additional advances up to a specified cap and are secured by seven and four loans held for investment, respectively. The Company’s note-on-note agreements have the following guarantees:

(1)

Deutsche Bank and Bank of the Ozarks: Holdco has provided funding guarantees under which Holdco guarantees the funding obligations of the special purpose lending entity in limited circumstances. In addition, under the Deutsche Bank and Bank of the Ozarks asset-specific financings, Holdco has delivered limited non-recourse carve-out guarantees in favor of the lenders as additional credit support for the financings. These guarantees trigger recourse to Holdco as a result of certain “bad boy” defaults for actual losses incurred by such party, or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question; and

(2)

BMO Harris: Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question.

All loans at September 30, 2017 are guaranteed by Holdco, and the agreements include guarantor covenants regarding liquid assets and net worth requirements. The Company believes it is in compliance with all covenants as of September 30, 2017 and December 31, 2016. One of these loans at September 30, 2017 is 25% recourse to Holdco.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into one and two additional repurchase agreements, respectively, to finance its lending activities. Credit spreads vary depending on property type and advance rate. Assets pledged are mortgage loans collateralized by commercial properties. These facilities are 25% recourse to Holdco.

On July 21, 2017, the Company closed an amendment to its existing secured revolving repurchase facility with Morgan Stanley Bank, N.A. to increase the maximum facility amount to $400 million from $250 million. Additionally, the Company has the right to further upsize the facility to $500 million from $400 million upon at least five days’ notice, subject to customary conditions. The facility was also amended to provide for an extended maturity in May 2020 and can be extended by the Company for additional successive one year periods, subject to approval by the lender. As was the case prior to the amendment, the number of extension options is not limited by the terms of this facility.

On August 18, 2017, and in connection with the repayment of the Class A Note and the termination of the collateralized loan obligation, the Company closed an amendment to its existing secured revolving repurchase facility with JPMorgan Chase Bank, N.A. to increase the maximum facility amount by $103.5 million, to $417.3 million, and to include as pledged collateral under the facility the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit facility remain unchanged.

At September 30, 2017 and December 31, 2016, the Company had two securities repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at September 30, 2017 and December 31, 2016 consisted of three and three mortgage-backed securities, respectively. These facilities are 100% recourse to Holdco. The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of September 30, 2017 and December 31, 2016.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at September 30, 2017 (in thousands):

	September 30, 2017
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Goldman Sachs Bank	$841,002	$836,913	$548,306	$288,607	23.9%	688
Wells Fargo Bank	682,221	678,256	394,007	284,249	23.5	1,333
Morgan Stanley Bank(4)	397,592	396,370	273,144	123,226	10.2	N/A
JP Morgan Chase Bank	380,621	381,178	262,403	118,775	9.8	1,055
US Bank	30,000	29,514	21,058	8,456	0.7	1,467
Subtotal / Weighted Average	2,331,436	2,322,231	1,498,918	823,313		987

(1)	Amounts shown in the table include interest receivable of $9.2 million and are net of premium, discount and origination fees of $18.4 million.
(2)	Amounts shown in the table include interest payable of $2.3 million and do not reflect unamortized deferred financing fees of $8.7 million.

(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	The Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at September 30, 2017 (in thousands):

	September 30, 2017
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$39,533	$39,398	$35,767	$3,631	0.3%	30
Royal Bank of Canada	8,418	8,721	7,903	818	0.1	81
Subtotal / Weighted Average	47,951	48,119	43,670	4,449		39
Total / Weighted Average - Loans and CMBS	$2,379,387	$2,370,350	$1,542,588	$827,762		955

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $0.1 million.
(2)	Amounts shown in the table include interest payable of $0.2 million and do not reflect unamortized deferred financing fees of $0.1 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to September 30, 2017.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at December 31, 2016 (in thousands):

	December 31, 2016
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Wells Fargo Bank	$461,618	$450,338	$320,175	$130,163	13%	1,606
JP Morgan Chase Bank	414,269	414,461	289,206	125,255	13	1,328
Goldman Sachs Bank	363,146	361,964	251,366	110,598	11	961
Morgan Stanley Bank(4)	175,884	175,178	126,152	49,026	5	N/A
Subtotal / Weighted Average	1,414,917	1,401,941	986,899	415,042		3,895

(1)	Amounts shown in the table include interest receivable of $0.004 million and are net of premium, discount and origination fees of $0.02 million.
(2)	Amounts shown in the table include interest payable of $0.001 million and do not reflect unamortized deferred financing fees of $0.01 million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	The Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at December 31, 2016 (in thousands):

	December 31, 2016
	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders Equity	Days to Extended Maturity
Goldman Sachs Bank	$43,500	$41,403	$26,832	$14,571	2%	1,502
Royal Bank of Canada	9,347	9,932	8,856	1,076	—	1,507
Subtotal / Weighted Average	52,847	51,335	35,688	15,647		3,009
Total / Weighted Average - Loans and CMBS	$1,467,764	$1,453,276	$1,022,587	$430,689		1,331

(1)	Amounts shown in the table include interest receivable of $0.03 million and are net of premium, discount, and unrealized gains of $2.7 million.
(2)	Amounts shown in the table include interest payable of $0.03 million and do not reflect unamortized deferred financing fees of $0.01 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Senior Secured Credit Facility

On September 29, 2017, the Company entered into a senior secured credit facility agreement with Bank of America that has a maximum facility amount $250 million, which may increase from time to time, up to $500 million, at the request of the Company and agreement by the lender. The current extended maturity of this facility is September 2022.

Subscription Secured Facility

On January 6, 2016, the Company entered into a subscription secured revolving credit facility with a commitment of $250 million. Borrowing ability is limited to the lesser of $250 million and 66.67% of unfunded commitments from included investors as defined in the agreement. The credit facility term is two years with a one year extension option at a rate of LIBOR plus 1.75%. In connection with the completion of the Company’s initial public offering in July 2017, the Company cancelled the unfunded commitments and terminated this facility.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to September 30, 2017 and thereafter are as follows (in thousands):

	Senior Secured Credit Facility	Repurchase Agreements	Notes Payable
2017	$—	$101,485	$—
2018	—	901,253	186,540
2019	—	537,360	45,752
2020	—	—	32,500
2021	—	—	—
Thereafter	—	—	—
Total	$—	$1,540,098	$264,792

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities. At September 30, 2017, the Company had $58.9 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, a collateralized loan obligation, and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any nonrecurring fair value items as of September 30, 2017 and December 31, 2016.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	September 30, 2017
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$2,824,713	$—	$—	$2,848,390
Financial Liabilities
Secured Financing Arrangements	1,793,220	—	—	1,793,220

	December 31, 2016
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$2,449,990	$—	$—	$2,469,717
Financial Liabilities
Collateralized Loan Obligation	540,780	—	—	540,780
Secured Financing Arrangements	1,121,869	—	—	1,121,869

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

At September 30, 2017 and December 31, 2016, the estimated fair value of loans held for investment was $2.8 billion and $2.5 billion, respectively. The average gross spread at September 30, 2017 and December 31, 2016 was 4.88% and 5.10%, respectively. The weighted average years to maturity was 3.5 years, assuming full extension of all loans, at September 30, 2017.

At September 30, 2017 and December 31, 2016, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At December 31, 2016, the carrying value of the collateralized loan obligation approximates fair value as current borrowing spreads reflect market terms.

(9) Income Taxes

As of September 30, 2017 and December 31, 2016, the Company indirectly owns 100% of the equity of TPG RE Finance Trust CLO TRS Corp. (“CLO TRS”), TPG RE Finance Trust CLO TRS 1 Corp. (“TRS 1”) and TPG RE Finance Trust CLO TRS 2 Corp. (“TRS 2”), each of which is a taxable REIT subsidiary (collectively, “TRS”). TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s initial capitalization in 2014. The years open to examination range from 2014 to present. The Company’s TRS had no operations as of September 30, 2017 and December 31, 2016, and accordingly no deferred tax assets or liabilities exist relating to the TRS’s operations.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2017 and December 31, 2016, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the periods ended September 30, 2017 and 2016, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company incurred $0.0 million  and $0.1 million, respectively, and $0.1 million and $0.3 million, respectively, of federal, state and local tax expense relating to its TRS. At September 30, 2017 and 2016, the Company’s effective tax rate was 0.2% and  0.6%, respectively.

At September 30, 2017 and December 31, 2016, the Company had no deferred tax assets or liabilities.

(10) Related Party Transactions

Management Agreements

The Company is externally managed and advised by the Manager and, through July 24, 2017, paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). For the three months ended September 30, 2017, the management fee and incentive management fee calculated under the pre-IPO Management Agreement was from July 1, 2017 through July 24, 2017, or 24 days. The management fee is equal to 1.25% of the Company’s stockholders’ equity per annum, which is calculated and payable quarterly in arrears. For purposes of calculating the management fee, stockholders’ equity means: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries has paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that is used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) are calculated on a daily weighted average basis.

In addition, the Manager is entitled to an incentive management fee each calendar quarter in arrears in an amount, not less than zero, equal to the product of (i) 16% and (ii) the positive sum, if any, remaining after (A) Core Earnings of the Company for such calendar quarter are reduced by (B) the product of (1) the Company’s stockholders’ equity as of the end of such calendar quarter, and (2) 7% per annum; provided, however, that no incentive management fee is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero. The Manager also acts as Collateral Manager for the CLO. The collateral management fee is equal to 0.075% per annum of the aggregate par amount of the loans in the CLO, and is calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the CLO. After the completion of the initial public offering and prior to the termination of the CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement (as defined below). As of September 30, 2017 and December 31, 2016, the aggregate par amount of the loans in the CLO was $0.0 million and $712.4 million, respectively.

Post-IPO Management Agreement

Upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement terminated, without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”). For the three months ended September 30, 2017, the management fee and incentive management fee calculated under the Management Agreement was from July 25, 2017 through September 30, 2017, or 68 days.

Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) and 1.50% per annum (0.375% per quarter) of the Company’s “Equity.” The base management fee is payable in cash, quarterly in arrears. “Equity” means: (1) the sum of (a) the net proceeds received by the Company from all issuances of the Company’s common stock and Class A common stock (for purposes of calculating this amount, the net proceeds received by the Company from all issuances of the Company’s outstanding common stock and Class A common stock prior to the completion of the Company’s initial public offering equals approximately $1.0 billion), plus (b) the Company’s cumulative Core Earnings for the period commencing on the completion of the Company’s initial public offering to the end of the most recently completed calendar quarter, and (2) less (a) any distributions to the Company’s stockholders following the completion of the Company’s initial public offering, (b) any amount that the Company or any of its subsidiaries have paid to repurchase for cash the Company’s common stock or Class A common stock following the completion of the Company’s initial public offering and (c) any incentive compensation earned by the Manager following the completion of the Company’s initial public offering. With respect to that portion of the period from and after the completion of the Company’s initial public offering that is used in the calculation of incentive compensation, which is described below, or the base management fee, all items in the foregoing sentence (other than the Company’s cumulative Core Earnings) will be calculated on a daily weighted average basis.

The Manager is entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter following the completion of the Company’s initial public offering (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters following the completion of the Company’s initial public offering) is greater than zero.

The Company is required to reimburse the Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on the Company’s behalf except those specifically required to be borne by the Manager or its affiliates under the Management Agreement. The Company’s reimbursement obligation is not be subject to any dollar limitation. The Manager or its affiliates is responsible for, and the Company will not reimburse the Manager or its affiliates for, the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company will reimburse the Manager for the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs.

For the three months ended September 30, 2017 and 2016, the Company paid an aggregate of $1.1 million and $3.2 million, respectively, to the Manager for management fees and incentive management fees under the pre-IPO Management Agreement and collateral management fees under the collateral management agreement for the CLO. For the nine months ended September 30, 2017 and 2016, the Company paid an aggregate of $10.0 million and $9.9 million, respectively, to the Manager for management fees and incentive management fees under the pre-IPO Management Agreement and collateral management fees under the collateral management agreement for the CLO. For the three and nine months ended September 30, 2017, the Company paid an aggregate of $3.4 million to the Manager for management fees and incentive management fees under the Management Agreement and collateral management fees under the collateral management agreement for the CLO. Management fees, incentive management fees, and collateral management fees included in payable to affiliates on the consolidated balance sheets at September 30, 2017 and December 31, 2016, is approximately $4.5 million and $2.9 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company, are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the nine months ended September 30, 2017 and 2016, $1.0 million and $0.1 million were incurred by the Manager and reimbursable by the Company, respectively.

Termination Fee

A termination fee will be payable to the Manager upon termination of the Management Agreement by the Company absent a cause event. The termination fee would also be payable to the Manager upon termination of the Management Agreement by the Manager if the Company materially breaches the Management Agreement. The termination fee is equal to three times the sum of (x) the average annual base management fee and (y) the average annual incentive compensation earned by the Manager, in each case during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs prior to July 25, 2019, and such termination fee is payable, the base management fees and the incentive compensation will be annualized for such two-year period based on such fees actually received by the Manager during such period.

(11) Earnings per Share

At September 30, 2017, all share and per share data reflect the impact the common stock and Class A common stock dividend which was paid on July 25, 2017 to holders of record as of July 3, 2017 upon completion of the Company’s initial public offering. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income Attributable to Common Stockholders	$20,787	$17,439	$69,582	$50,796
Weighted-Average Common Shares Outstanding, Basic and Diluted	58,685,979	40,946,029	51,969,733	39,096,974
Per Common Share Amount, Basic and Diluted	$0.35	$0.43	$1.34	$1.30

(12) Stockholders’ Equity

Initial Public Offering

On July 25, 2017, the Company completed an initial public offering of 11 million shares of common stock at a price of $20.00 per share for net proceeds of $200.1 million, after deducting underwriting discounts of $13.2 million and estimated offering expenses payable by us of $6.7 million. On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, the Company issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of $12.2 million, after deducting underwriting discounts of $0.8 million. The Company used the net proceeds from the offering to originate commercial mortgage loans consistent with its investment strategy and investment guidelines.

On July 28, 2017, the Company paid GACC $2.0 million related to its contractual deferred purchase price obligation due in the event the Company consummated an initial public offering on or before December 29, 2017.

Stock Dividend

On July 3, 2017, we declared a stock dividend that resulted in the issuance of 9,224,268 shares of our common stock and 230,815 shares of our Class A common stock upon the completion of our initial public offering. The stock dividend was paid on July 25, 2017 to holders of record of our common stock and Class A common stock as of July 3, 2017. All prior periods have been restated to give effect to the impact of these transactions on our common and Class A common stock issued, shares outstanding, per share calculations, and basic and diluted weighted average number of common shares outstanding.

10b5-1 Purchase Plan

The Company entered into an agreement (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share. During the three months ended September 30, 2017, the Company repurchased 0.3 million shares of common stock, at an average price of $19.59 per share, for total consideration (including commissions and related fees) of $6.6 million. At September 30, 2017, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $28.4 million.

Subscriptions

Prior to the completion of the Company’s initial public offering on July 25, 2017, certain of the Company’s pre-IPO investors entered into subscription agreements for specified capital commitments. Unfunded capital commitments as of December 31, 2016 were $181.0 million. In connection with the completion of the Company’s initial public offering, the stockholders agreement between the Company and certain of the Company’s pre-IPO stockholders and all of the obligations of certain of the Company’s pre-IPO stockholders to purchase additional shares of the Company’s common stock and Class A common stock using the undrawn portion of their capital commitments were terminated.

Articles of Amendment and Restatement

On July 19, 2017, the Company filed Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland. The Articles of Amendment and Restatement increased the Company’s authorized common stock to 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share. Additionally, the Articles of Amendment and Restatement increased our authorized preferred stock to 100,000,000 shares of preferred stock with a $0.001 par value per share. Class A common stock has been issued to, and is owned by, certain individuals or entities affiliated with the Manager, and the sale or conversion to common stock by holders of such Class A common stock is subject to certain restrictions.

As of September 30, 2017, the Company’s authorized common stock consisted of 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share. As of September 30, 2017 and December 31, 2016, the Company had total common stock and Class A common stock shares of 61,004,768 and 48,446,028 issued and outstanding, respectively.

Dividends

Prior to the completion of the Company’s initial public offering, dividends were accrued at the time of approval by the Special Actions Committee (the ”Committee”), a standing committee comprised of directors who are employed by TPG Global, LLC or an affiliate thereof. Subsequent to the completion of the Company’s initial public offering, dividends are accrued at the time of approval by the Company’s Board of Directors. Upon the approval of the Committee, or the Company’s Board of Directors, as applicable, dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, and second to the holders of the Company’s common stock and Class A common stock. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

On September 26, 2017, the Company’s Board of Directors declared a dividend for the third quarter of 2017 in the amount of $0.33 per share of common stock and Class A common stock, or $20.1 million in the aggregate, which dividend was payable on October 25, 2017 to holders of record of our common stock and Class A common stock as of October 6, 2017. On September 29, 2016, we declared a dividend associated with the third quarter of 2016 in the amount of $0.41 per share of common stock and Class A common stock, or $17.0 million in the aggregate, which was paid on October 26, 2016.

For the nine months ended September 30, 2017 and 2016, common and Class A common stock dividends in the amount of $61.9 million and $48.5 million, respectively, were approved. As of September 30, 2017 and December 31, 2016, $20.1 million and $18.3 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Liquidation

Upon liquidation of the Company, subsequent to the redemption of preferred stock, the net assets attributable to all classes of common stock shall be distributed pro rata among the common shareholders in proportion to the number of shares of common stock, regardless of class, held by each such holder.

Other Comprehensive (Loss) Income

For the three and nine months ended September 30, 2017 and September 30, 2016, other comprehensive (loss) income was $(2.6) million and $(1.3) million, respectively, and $1.5 million and $2.6 million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on CMBS available-for-sale.

2017 Equity Incentive Plan

The Company’s Board of Directors has adopted, and its stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463, or 7.5% of the issued and outstanding shares of our common stock after completion of our common and Class A common stock dividend, initial public offering and the issuance of shares in connection with the partial exercise of the option to purchase additional shares related to the initial public offering. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors. No equity grants were awarded in conjunction with the Company’s initial public offering or have otherwise been made under the Incentive Plan.

(13) Commitments and Contingencies

Unfunded Commitments

As of September 30, 2017 and December 31, 2016, the Company had $581.6 million and $574.6 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017 and December 31, 2016, the Company was not involved in any material legal proceedings.

(14) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of September 30, 2017 and December 31, 2016 based on current unpaid principal balance (“UPB”) and full loan commitment is as follows (amounts in thousands):

	As of September 30, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Portfolio	Loan UPB	% of Portfolio
Office	$769,251	$148,756	22.4%	$620,494	21.8%
Condominium	703,662	205,107	20.6%	498,556	17.5%
Multifamily	656,975	84,215	19.2%	572,760	20.1%
Hotel	570,676	25,382	16.7%	548,945	19.3%
Mixed Use	431,500	58,583	12.6%	372,917	13.1%
Retail	195,044	48,460	5.7%	146,584	5.2%
Industrial	86,270	11,087	2.5%	75,183	2.6%
Other	10,249	—	0.3%	10,249	0.4%
Total	$3,423,627	$581,590	100.0%	$2,845,688	100.0%

	As of December 31, 2016
Property Type	Loan Commitment	Unfunded Commitment	% of Portfolio	Loan UPB	% of Portfolio
Condominium	$821,411	$338,222	27.0%	$486,646	19.7%
Hotel	644,459	31,282	21.2%	615,238	24.9%
Office	538,736	99,953	17.7%	438,783	17.8%
Mixed Use	527,548	74,100	17.4%	453,448	18.4%
Multifamily	327,578	11,217	10.8%	316,360	12.8%
Industrial	131,987	11,468	4.3%	120,519	4.9%
Other	48,483	8,400	1.6%	40,083	1.6%
Total	$3,040,202	$574,642	100.0%	$2,471,078	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on full loan commitment and current UPB is as follows (dollars in thousands):

	September 30, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB	Carrying Amount
East	$1,327,238	$149,702	38.8%	$1,181,189	41.5%	$1,173,142
South	1,093,810	322,937	31.9%	770,873	27.1%	763,891
West	674,123	82,810	19.7%	591,312	20.8%	587,278
Midwest	259,686	15,054	7.6%	244,631	8.6%	242,900
Various	68,770	11,087	2.0%	57,683	2.0%	57,502
Total	$3,423,627	$581,590	100.0%	$2,845,688	100.0%	$2,824,713

	December 31, 2016
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB	Carrying Amount
East	$1,330,003	$132,951	43.7%	$1,197,052	48.4%	$1,192,153
West	867,494	116,057	28.5%	751,437	30.4%	741,513
South	578,340	311,166	19.0%	272,692	11.0%	268,443
Midwest	179,589	3,000	5.9%	176,589	7.1%	175,158
Various	84,776	11,468	2.8%	73,308	3.0%	72,723
Total	$3,040,202	$574,642	100.0%	$2,471,078	100.0%	$2,449,990

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest of $3.7 million and $5.5 million at September 30, 2017 and December 31, 2016, respectively.

(15) Subsequent Events

The following events occurred subsequent to September 30, 2017:

Cash Dividend

On October 25, 2017, the Company paid a cash dividend on its common stock, to stockholders of record as of October 6, 2017, of $0.33 per share, or $20.1 million.

10b5-1 Purchase Plan

From September 30, 2017 through November 3, 2017, the Company repurchased 0.2 million shares of common stock under the 10b5-1 Purchase Plan, at an average price of $19.60 per share for total consideration (including commissions and related fees) of $3.4 million.

Senior Mortgage Loan Originations

From September 30, 2017 through November 6, 2017, the Company originated three first mortgage loans, representing loans closed and in the process of closing, with an aggregate commitment amount of $294 million. These loans were funded, or will be funded upon closing, with a combination of cash-on-hand and borrowings.

The Company has evaluated subsequent events through November 6, 2017, the date which the consolidated financial statements were available to be issued.

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

Overview

We are a commercial real estate finance company sponsored by TPG. We directly originate, acquire and manage commercial mortgage loans and other commercial real estate-related debt instruments for our balance sheet. Our objective is to provide attractive risk-adjusted returns to our stockholders over time through cash distributions and capital appreciation. To meet our objective, we focus primarily on directly originating and selectively acquiring floating rate first mortgage loans that are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning. The collateral underlying our loans is located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals. As of September 30, 2017, approximately 67.7% of our loans (measured by commitment) were secured by properties located in the ten largest U.S. metropolitan areas, and approximately 80.9% of our loans (measured by commitment) were secured by properties located in the 25 largest U.S. metropolitan areas.

As of September 30, 2017, our portfolio consisted of 51 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $2.8 billion and four mezzanine loans with an aggregate unpaid principal balance of $67.1 million, and collectively having a weighted average credit spread of 4.9%, a weighted average all-in yield of 6.4%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.5 years, and a weighted average LTV of 59.2%. As of September 30, 2017, 99.0% of the loan commitments in our portfolio consisted of floating rate loans, and 97.8% of the loan commitments in our portfolio consisted of first mortgage loans (or interests therein). We also had $581.6 million of unfunded loan commitments as of September 30, 2017, our funding of which is subject to satisfaction of borrower milestones. In addition, as of September 30, 2017, we held five CMBS investments, with an aggregate face amount of $85.9 million and a weighted average yield to final maturity of 3.2%.

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

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG manages investments across multiple asset classes, including private equity, real estate, energy, infrastructure, credit and hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (A) the selection, origination or purchase and sale of our portfolio investments, (B) our financing activities and (C) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including a senior investment professional of TPG's real estate equity group. For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended September 30, 2017, we recorded earnings per share of $0.35, declared a dividend of $0.33 per share, and reported $0.35 per share of Core Earnings. In addition, our book value per share as of September 30, 2017 was $19.80. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net Income Attributable to Common Stockholders(1)	$20,787	$25,320
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)(3)	58,685,979	48,664,664
Basic and Diluted Earnings per Common Share(3)	$0.35	$0.52
Dividends Declared per Common Share(3)	$0.33	$0.41

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.
(3)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although pursuant to the Management Agreement we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, we report Core Earnings after incentive fee expense, because we believe this is a more meaningful presentation of the economic performance of our common and Class A common stock.

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

For additional information on the fees we pay our Manager, see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net Income Attributable to Common Stockholders(1)	$20,787	$25,320
Non-Cash Compensation Expense	—	—
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$20,787	$25,320
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	58,685,979	48,664,664
Core Earnings per Common Share, Basic and Diluted(2)	$0.35	$0.52

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	September 30, 2017	June 30, 2017
Total Stockholders’ Equity	$1,207,798	$1,003,972
Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,207,673	$1,003,847
Number of Common Shares Outstanding at Period End(1)(2)	61,004,768	49,689,521
Book Value per Common Share(2)	$19.80	$20.20

(1)	Includes shares of common and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Third Quarter 2017 Highlights

Operating Results:

•	Generated net income of $20.8 million, an increase of $3.3 million, or 19.2%, as compared to the third quarter of 2016.
•	Declared dividends of $20.1 million, or $0.33 per share, representing an annualized dividend yield of 6.7% on a Book Value per Common Share of $19.80 as of September 30, 2017.
•	Reported Core Earnings of $20.8 million, or $0.35 per share, a 17.9% decrease from the quarter ended June 30, 2017.

Investment Portfolio Activity:

•

Originated seven loans with a total commitment of approximately $775.2 million, an unpaid principal balance of $637.1 million, unfunded commitments of $138.1 million, and a weighted average credit spread of LIBOR plus 4.2%.

•	Funded $66.8 million in connection with existing loans having future funding obligations.
•	Received cash proceeds of $67.8 million, including $55.0 million from principal repayments and $12.8 million from loan sales.

Portfolio Financing:

•	At September 30, 2017, we had unrestricted cash available for investment of $64.8 million.
•

At September 30, 2017, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $281.4 million under secured revolving repurchase and senior secured credit facilities with seven lenders and asset-specific financings:

•

$147.0 million of undrawn capacity on account of our secured revolving repurchase and senior secured credit facilities, with a maximum facility commitment of $2.9 billion and a weighted average credit spread of LIBOR plus 2.2% as of September 30, 2017, providing stable financing, with mark-to-market provisions limited to asset and market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.6 years.

•

$134.4 million of undrawn capacity on account of asset-specific financings with a maximum commitment amount of $399.2 million at a weighted average credit spread of 3.8% and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.6 years.

•

As of September 30, 2017, we had $1.4 billion of financing capacity under secured revolving repurchase and senior secured credit facilities provided by seven lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loans or CMBS we pledge to them to secure additional borrowings.

•

$1.2 billion of financing capacity is available under our secured revolving repurchase and senior secured credit facilities for loan originations and acquisitions, with a maximum facility commitment of $2.7 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.7 years. These facilities are 25% recourse to the Company’s wholly-owned subsidiary, TPG RE Finance Trust Holdco, LLC (“Holdco”).

•

$156.6 million of financing capacity is available for CMBS investments, with a maximum facility commitment of $200 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions and have obtained the consent of our lenders) of 0.1 years. These facilities are 100% recourse to Holdco.

Portfolio Overview

Loan Portfolio

During the nine months ended September 30, 2017, we originated or acquired 15 loans with a total loan commitment amount of approximately $1.5 billion, of which $1.1 billion was funded. Other loan fundings included $259.1 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments and sales during the nine months ended September 30, 2017 totaled $1.0 billion, and we generated interest income of $146.4 million and incurred interest expense of $56.6 million, which resulted in net interest income of $89.8 million.

For the three months ended September 30, 2017, we originated seven loans with a total commitment of approximately $775.2 million, of which $637.1 million was funded upon closing or during the current period. Other loan fundings included $66.8 million in connection with existing loans having future funding obligations. Proceeds from loan repayments and sales during the three months ended September 30, 2017 totaled $67.8 million, and we generated interest income of $46.7 million and incurred interest expense of $19.1 million, which resulted in net interest income of $27.6 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Loan originations— initial funded	$632,285	$1,162,641
Loan acquisitions— funded	—	—
Other loan fundings(1)	71,622	226,187
Loan repayments	(55,036)	(947,146)
Loan sales(2)	(12,763)	(65,206)
Total net fundings (repayments)	$636,108	$376,476

(1)	Additional fundings made under existing loan commitments.

(2)

In certain instances, we originate our mezzanine loans through the use of non-consolidated senior interests—the contemporaneous issuance of a first mortgage loan to a third-party lender or the non-recourse transfer of a first mortgage loan originated by us. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we originate a loan in connection with the contemporaneous issuance or the non-recourse transfer of a non-consolidated senior interest, we retain on our balance sheet a mezzanine loan. For the three and nine months ended September 30, 2017, such amounts include $0.0 million and $52.0 million, respectively, from the sale of two loans by our subsidiary, TPG RE Finance Trust CLO Issuer, L.P. (“the CLO Issuer”), and two non-consolidated senior interests sold or co-originated, respectively. See “—Portfolio Financing—Non-Consolidated Senior Interests” for additional information.

The following table details overall statistics for our loan portfolio as of September 30, 2017 (dollars in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	54	57	55	2
% of portfolio (by unpaid principal balance)	100.0%	100.0%	98.8%	1.2%
Total loan commitment	$3,423,627	$3,559,127	$3,523,598	$35,529
Unpaid principal balance	$2,845,688	$2,845,688	$2,810,160	$35,529
Unfunded loan commitments(2)	$581,590	$581,590	$581,590	$—
Carrying value	$2,824,713	$2,824,713	$2,789,310	$35,403
Weighted average credit spread(3)	4.9%	4.9%	4.9%	6.0%
Weighted average all-in yield(3)	6.4%	6.4%	6.4%	5.3%
Weighted average term to extended maturity (in years)(4)	3.5	3.5	3.6	0.5
Weighted average LTV(5)	59.2%	59.2%	58.9%	79.2%

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

(3)

As of September 30, 2017, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2017 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2017, based on the unpaid principal balance of our total loan exposure, 69.1% of our loans were subject to yield maintenance or other prepayment restrictions and 30.9% were open to repayment by the borrower without penalty.

(5)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of September 30, 2017, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See “Subsequent Events” for details about our mortgage loan originations subsequent to September 30, 2017.

CMBS Portfolio

We may invest in CMBS, or CMBS-related, assets as part of our investment strategy, primarily as a short-term cash management tool. Our current CMBS Portfolio consists of five, fixed rate securities whose underlying collateral is United States treasury bonds or first mortgage loans secured by multifamily or office properties. The underlying real estate collateral is located across the United States, primarily in Washington, Texas, and California, with no state representing more than 13% of an investment’s par value. At September 30, 2017, there were no floating rate securities in our CMBS Portfolio. The following table details overall statistics for our CMBS portfolio as of September 30, 2017 (dollars in thousands):

CMBS Portfolio
Number of securities	5
Fixed rate securities	5
% of portfolio	100%
Par value	$86,314
Face amount(1)	$85,866
Weighted average coupon(2)	3.7%
Weighted average yield to final maturity(2)	3.2%
Weighted average life (in years)	2.5
Weighted average principal repayment window (in years)	4.6
Final maturity (in years)	16.6
Ratings range(3)	Unrated to AAA

(1)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(2)	Weighted by market value as of September 30, 2017.
(3)

Ratings range includes one structured finance investment that is unrated. This three year structured finance investment is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The four other CMBS investments are rated AA+ through AAA.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of September 30, 2017 and December 31, 2016 based on our internal risk ratings (dollars in thousands):

	September 30, 2017		December 31, 2016
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	$261,261	3
2	1,073,455	21	745,340	17
3	1,695,009	29	1,205,994	33
4	56,249	4	237,395	4
5	—	—	—	—
	$2,824,713	54	$2,449,990	57

The weighted average risk rating of our total loan exposure was 2.6 as of both September 30, 2017 and December 31, 2016.

Portfolio Financing

Our portfolio financing arrangements include secured revolving repurchase facilities, a senior secured credit facility, a private, bi-lateral portfolio financing with a single investor structured as a collateralized loan obligation (“CLO”), asset-specific financings and non-consolidated senior interests.

The following table details our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2017	December 31, 2016
Secured revolving repurchase facilities	$1,540,098	$1,021,529
Senior secured credit facility	—	—
CLO financing	—	543,320
Asset-specific financings	264,792	111,382
Total indebtedness(1)	$1,804,890	$1,676,231

(1)	Excludes deferred financing costs of $11.7 million and $13.6 million as of September 30, 2017 and December 31, 2016, respectively.

Secured Revolving Repurchase Facilities

The following table details our secured revolving repurchase facilities as of September 30, 2017 (dollars in thousands):

Lender	Facility Commitment(1)	Collateral UPB(2)	Outstanding Facility Balance	Capacity(3)	Undrawn Capacity(4)	Effective Advance Rate		Initial Maturity		Extended Maturity(7)		Credit Spread
Goldman Sachs	$750,000	$841,002	$547,572	$202,428	$56,237	65.1%		8/19/2018		8/19/2019		L+ 2.2%
Wells Fargo	750,000	682,221	393,488	356,512	52,949	57.7%	(5)	5/25/2019		5/25/2021		L+ 2.1%
JP Morgan	417,250	380,621	261,868	155,382	10,635	68.8%		8/20/2018		8/20/2020		L+ 2.5%
Morgan Stanley	400,000	397,592	272,732	127,268	27,165	68.6%		5/3/2019		N/A		L+ 2.4%
US Bank	150,000	30,000	21,000	129,000	—	70.0%		10/6/2019		10/6/2021		L+ 2.3%
Subtotal/Weighted Average—Loans	2,467,250	2,331,436	1,496,660	970,590	146,986	64.5%						L+ 2.3%
Royal Bank of Canada	100,000	8,418	7,860	92,140	—	93.4%	(6)	12/20/2017	(8)	12/20/2017	(8)	L+ 1.0%
Goldman Sachs	100,000	39,533	35,578	64,422	—	90.0%		10/30/2017	(8)	10/30/2017	(8)	L+ 1.8%
Subtotal/Weighted Average—CMBS	200,000	47,951	43,438	156,562	—	90.6%						L+ 1.6%
Total/Weighted Average	$2,667,250	$2,379,387	$1,540,098	$1,127,152	$146,986	65.2%		1.2		2.6		L+ 2.2%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the unpaid principal balance of the collateral assets approved by the lender and pledged by us.
(3)	Represents the facility commitment less the outstanding facility balance.
(4)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
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

(8)

Initial and Extended Maturity represents the sooner of the next maturity date of the CMBS repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to September 30, 2017.

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

As of September 30, 2017, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $1.5 billion, with a weighted average credit spread of LIBOR plus 2.2% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.7% per annum, and a weighted average effective advance rate of 65.2%. As of September 30, 2017, outstanding borrowings under these facilities had a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.6 years. The Morgan Stanley secured revolving repurchase facility has an initial maturity date of May 4, 2019 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this facility.

During the three months ended September 30 2017, we closed the following amendments to the Company’s existing secured revolving repurchase facilities:

1.

On July 21, 2017, the Company closed an amendment to its existing secured revolving repurchase facility with Morgan Stanley Bank, N.A. to increase the maximum facility amount to $400 million from $250 million. Additionally, the Company has the right to further upsize the facility to $500 million from $400 million upon at least five days’ notice, subject to customary conditions. The facility can be extended for additional successive one year periods, subject to approval by the lender. As was the case prior to the amendment, the number of extension options is not limited by the terms of this facility.

2.

On August 18, 2017, and in connection with the repayment of the Class A Note and the dissolution of the collateralized loan obligation (as discussed below under “Private Collateralized Loan Obligation”), the Company closed an amendment to its existing secured revolving repurchase facility with JPMorgan Chase Bank, N.A. to increase the maximum facility amount by $103.5 million, to $417.3 million, and to include as pledged collateral under the facility the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit facility remain unchanged.

Borrowings under our secured revolving repurchase facilities are subject to the initial approval of eligible collateral loans (or CMBS, depending on the facility) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase facilities during the nine months ended September 30, 2017 are as follows (dollars in thousands):

	Nine Months Ended September 30, 2017
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$261,868	$269,041	$231,832
Goldman Sachs	547,572	547,572	352,825
Wells Fargo	393,488	393,488	315,890
Morgan Stanley	272,732	272,732	211,085
US Bank	21,000	21,000	16,333
Subtotal / Averages - Loans(1)	1,496,660	1,496,660	1,127,965
Royal Bank of Canada	7,860	57,832	20,698
Goldman Sachs	35,578	63,103	40,153
Subtotal / Averages - CMBS(1)	43,438	102,509	60,852
Total / Averages - Loans and CMBS(1)	$1,540,098	1,540,098	1,188,817

(1)

The Maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving purchase facilities at a month end during the nine months ended September 30, 2017.

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

We use secured revolving repurchase facilities to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase facility lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase facility lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase facilities allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase facility is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase facility. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase facilities secured by CMBS is in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related facility. The liability of Holdco under the guarantees related to our secured revolving repurchase facilities secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related facility. However, such liability cap under the guarantees related to our secured revolving repurchase facilities secured by loans does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

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

At September 30, 2017, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase facilities taken as a whole) was 34.8%, as compared to 30.3% at December 31, 2016.

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

The secured revolving repurchase facilities include customary affirmative and negative covenants for similar secured revolving repurchase facilities, including, but not limited to, reporting requirements, collateral diversity requirements and/or concentration limits, and certain operational restrictions. In addition, each secured revolving repurchase facility requires that the guarantor (Holdco) maintain compliance with financial covenants, including the following:

•	maintenance of minimum cash liquidity (which includes available borrowing capacity) of no less than $50 million;
•	maintenance of minimum unrestricted cash of no less than the greater of $12 million and 5.0% of the guarantor’s recourse indebtedness;
•	maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances plus 75% of the net cash proceeds of all subsequent equity issuances;
•	maintenance of a debt to equity ratio not to exceed 3.0x to 1.0x; and
•	maintenance of a minimum interest coverage ratio (EBITDA to interest expense) of no less than 1.5x to 1.0x.

Private Collateralized Loan Obligation

In December 2014, we acquired a controlling interest in a portfolio of 55 commercial real estate loans representing $1.9 billion of unpaid principal balance from German American Capital Corporation (“GACC”), and financed it with a note issued by the CLO Issuer. The financing was structured as a non-recourse CLO. CLO Issuer issued a Class A note with an original principal balance of $1.4 billion due September 10, 2023 to Deutsche Bank A.G., New York branch, which is an affiliate of GACC. Our Manager served as the collateral manager for the CLO and was entitled to receive collateral management fees for such services.

On August 16, 2017, the outstanding principal balance of the Class A Note issued by the CLO Issuer was approximately $118.0 million. On August 16, 2017, the CLO Issuer sold to GACC two first mortgage loan participation interests with an aggregate unpaid principal balance of $12.8 million that collateralized in part the Class A Note issued by the CLO Issuer and recognized a $0.2 million loss on sale in Other Income, net. The sales price of the two first mortgage loans was approximately par value. These loans were sold because they were determined by our management to no longer be consistent with the Company’s current investment strategy.

On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the remainder of the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. On August 23, 2017, proceeds from both transactions were used in combination with approximately $3.0 million of Company cash to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. The collateralized loan obligation was subsequently terminated.

Asset-Specific Financings

At September 30, 2017 and December 31, 2016, we had outstanding seven and four loan investments financed with three and two separate counterparties as asset-specific financings, respectively. In those instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized.

The following table details statistics for our asset-specific financings at September 30, 2017 (dollars in thousands):

Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	3	$245,115	$181,063	N/A	$180,296	L+ 6.55%	12/6/2019
Financing provided	3	156,965	116,917	40,048	116,356	L+3.49%	12/6/2019
Bank of the Ozarks
Collateral asset	3	305,000	167,940	N/A	166,823	L+ 7.11%	3/20/2020
Financing provided	3	209,750	115,375	94,375	114,213	L+ 4.34%	3/20/2020
BMO Harris
Collateral assets	1	45,000	45,000	N/A	44,628	L+ 5.25%	4/9/2022
Financing provided	1	32,500	32,500	$—	32,240	L+ 2.65%	4/9/2022

Total collateral assets	7	$595,115	$394,003	$ N/A	$391,747
Total financing provided	7	$399,215	$264,792	$134,423	$262,809

(1)	Undrawn capacity represents the positive difference between the amount of collateral assets approved by the lender and pledged by us and the amount actually drawn against those collateral assets.
(2)	All of these floating rate loans and related liabilities are indexed to LIBOR.
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

In connection with the Deutsche Bank and Bank of the Ozarks asset-specific financings, Holdco has provided funding guarantees under which Holdco guarantees the funding obligations of the special purpose lending entity in limited circumstances. In addition, under the Deutsche Bank and Bank of the Ozarks asset-specific financings, Holdco has delivered limited non-recourse carve-out guarantees in favor of the lenders as additional credit support for the financings. These guarantees trigger recourse to Holdco as a result of certain “bad boy” defaults for actual losses incurred by such party or the entire outstanding obligations of the financing borrower depending on the nature of the “bad boy” default in question.

In connection with the BMO Harris asset-specific financing, Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question.

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

Senior Secured Credit Facility

On September 29, 2017 we entered into a senior secured credit facility agreement with Bank of America Merrill Lynch N.A. that has a maximum facility amount $250 million, which may increase from time to time, up to $500 million, at our request and agreement by the lender. We have not drawn on the facility. The current extended maturity of this facility is September 2022.

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

The following table details the subordinate interests retained on our balance sheet based on the total loan we financed through the use of non-consolidated senior interests sold or co-originated through September 30, 2017 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity(2)
Senior loans sold or co-originated	3	$96,443	N/A	L+ 2.6%	N/A	10/7/2019
Retained mezzanine loans	3	44,689	44,409	L+ 11.4%	N/A	4/7/2020
Total loans	3	$141,132	N/A	L+ 5.4%	N/A	12/4/2019

(1)	Our loan and the non-consolidated senior interest sold or co-originated are indexed to LIBOR.
(2)	Weighted average term to extended maturity assumes all extension options are exercised by the borrowers; provided, however, that our loans may be repaid prior to such date.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically one-month USD LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net income, while declining interest rates will generally decrease our net income. As of September 30, 2017, 98.8% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.0 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2017, the remaining

1.2% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which results in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing. Due to the short remaining term to maturity of these fixed rate loans and the small percentage of our loan portfolio represented by these fixed rate loans, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of September 30, 2017 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$2,810,160
Floating rate debt(1)(2)	(1,804,890)
Net floating rate exposure	$1,005,270

(1)	Our floating rate loans and related liabilities are indexed to one-month USD LIBOR. Therefore, the net exposure to the benchmark rate is in direct proportion to our assets also indexed to that rate.
(2)	Includes borrowings under secured revolving repurchase facilities and asset-specific financings.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and financing costs and the corresponding weighted average yields for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$2,462,864	$134,747	5.5%	$2,253,784	$109,426	4.9%
Retained mezzanine loans	59,571	5,137	8.6%	31,332	2,143	6.8%
CMBS	110,945	6,527	5.9%	23,329	982	4.2%
Core interest-earning assets	2,633,380	146,411	5.6%	2,308,445	112,551	4.9%

Interest-bearing liabilities:
Asset-specific financing	$207,832	$8,847	4.3%	$68,671	$2,640	3.8%
Repurchase & senior secured agreements	1,188,831	34,389	2.9%	614,458	14,953	2.4%
CLO	313,525	11,993	3.8%	881,689	25,490	2.9%
Subscription secured facility(3)	18,333	1,356	7.4%	61,356	1,860	3.0%
Total interest-bearing liabilities	$1,728,521	$56,585	3.3%	$1,626,174	$44,943	2.8%
Net interest income(4)		$89,826			$67,608

Other Interest-earning assets:
Cash equivalents	112,601	540	0.5%	55,215	46	0.1%
Accounts receivable from servicer/trustee	46,090	6	0.0%	25,161	12	0.0%
Total interest-earning assets	2,792,071	146,957	5.3%	2,388,821	112,609	4.7%

(1) Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2) Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3) Weighted average yield for the period ended September 30, 2017 reflects significant borrowings that were repaid prior to March 31, 2017.
(4) Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2017	December 31, 2016
Debt-to-equity ratio(1)	1.44x	1.62x
Total leverage ratio(2)	1.55x	1.67x

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

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,		2017 vs 2016	Nine Months Ended September 30,		2017 vs 2016
	2017	2016		$2017	2016	$
INTEREST INCOME
Interest Income	$46,734	$40,419	$6,315	$146,411	$112,551	$33,860
Interest Expense	(19,150)	(16,937)	(2,213)	(56,585)	(44,943)	(11,642)
Net Interest Income	27,584	23,482	$4,102	89,826	67,608	$22,218
OTHER REVENUE
Other Income, net	669	15	654	1,036	326	710
Total Other Revenue	669	15	654	1,036	326	710
OTHER EXPENSES
Professional Fees	1,256	1,133	123	2,448	2,359	89
General and Administrative	1,003	387	616	2,192	1,833	359
Servicing and Asset Management Fees	720	1,232	(512)	3,061	2,742	319
Management Fees	4,133	2,244	1,889	9,489	6,377	3,112
Collateral Management Fee	23	207	(184)	225	700	(475)
Incentive Management Fee	327	716	(389)	3,713	2,790	923
Total Other Expenses	7,462	5,919	1,543	21,128	16,801	4,327
Income Before Income Taxes	20,791	17,578	3,213	69,734	51,133	18,601
Income Taxes	—	(136)	136	(140)	(326)	186
Net Income	20,791	17,442	3,349	69,594	50,807	18,787
Preferred Stock Dividends	(4)	(3)	(1)	(12)	(11)	(1)
Net Income Attributable to Common Stockholders(1)	20,787	17,439	3,348	69,582	50,796	18,786
Basic Earnings per Common Share(2)	$0.35	$0.43	$(0.08)	$1.34	$1.30	$0.04
Diluted Earnings per Common Share(2)	$0.35	$0.43	$(0.08)	$1.34	$1.30	$0.04
Dividends Declared per Common Share(2)	$0.33	$0.41	$(0.08)	$1.02	$1.18	$(0.16)
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	$(2,558)	$1,542	$(4,100)	$(1,270)	$2,579	$(3,849)
Comprehensive Income	$18,233	$18,984	$(751)	$68,324	$53,386	$14,938

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Net Interest Income

Net interest income increased $4.1 million and $22.2 million during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively. The increases were due primarily to portfolio growth, a higher average LIBOR on the underlying loans, and the recognition of $2.7 million of discount accretion from the sale of a CMBS investment during the three months ended September 30, 2017. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings to fund portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the current period as compared to the three and nine months ended September 30, 2016.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.7 million during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. The changes in other revenue were partially due to higher cash balances during the three and nine months ended September 30, 2017. Additionally, we recognized a gain on sale related to our CMBS investments of $0.3 million and a $0.1 million increase in miscellaneous fee income during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Due primarily to increased operating costs as a public company and increased fees payable to our Manager as a result of our initial public offering and the calculation of such fees in our new Management Agreement, we expect these expenses to continue to increase following the completion of our initial public offering. We expect our general and administrative expenses to continue to increase following our initial public offering as a result of investor relations, SEC reporting costs, increased accounting fees, NYSE registration costs, regulatory compliance, and other items required of a public company.

Other expenses increased by $1.5 million and $4.3 million for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increase in other expenses for the three and nine months ended September 30, 2017, was primarily due to an increase in management fees due to growth in the Company’s quarterly common stockholder’s equity base and additional general and administrative expenses as compared to the same periods in the prior year.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager decreased by $0.4 million and increased by $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The changes in incentive compensation to our Manager were primarily a result of the Management Agreement revisions during the three months ended September 30, 2017 in connection with the completion of our initial public offering.

The increase of $0.9 million for the nine months ended September 30, 2017 compared to September 30, 2016 were a result of Core Earnings growth and an increase to the Company’s quarterly common stockholder’s equity base.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

For the three months ended September 30, 2017, we declared dividends of $0.33 per share, or $20.1 million. On September 29, 2016, we declared a dividend associated with the third quarter of 2016 in the amount of $0.41 per share of common stock and Class A common stock, or $17.0 million in the aggregate, which was paid on October 26, 2016.

During the nine months ended September 30, 2017 and 2016, we declared dividends of $1.02 per share, or $61.9 million, and $1.18 per share, or $48.5 million, respectively.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income decreased $4.1 million and $3.8 million during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The decrease is primarily related to the sale of a CMBS investment during the three and nine months ended September 30, 2017 and changes in the composition of our CMBS investments from repayment and investment activities during the comparable periods in 2016.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under notes payable, repurchase agreements, a private collateralized loan obligation, and a subscription secured credit facility. As of September 30, 2017, we had 61,004,768 shares of our common stock and Class A common stock outstanding representing $1.2 billion of stockholders’ equity and $1.8 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under notes payable, repurchase agreements, a private collateralized loan obligation, and a subscription secured credit facility.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, accounts receivable from our servicer from loan repayments of our net loans held for investment, available borrowings under notes payable, repurchase agreements, a senior secured credit facility, a private collateralized loan obligation, and a subscription secured facility, which are set forth in the following table (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$64,801	$103,126
Secured revolving repurchase facilities (undrawn capacity)	146,986	1,044
Senior secured credit facility	—	—
Collateralized loan obligation financing (additional note purchase obligation)	—	39,193
Asset-specific financing	134,423	137,984
Revolving credit facility-capital commitments	—	109,142
Total	$346,210	$390,489

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $1.8 billion of outstanding borrowings under notes payable and repurchase agreements, unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2017 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$581,590	$104,681	$435,370	$41,539	$—
Secured debt agreements—principal(2)	1,804,890	1,110,511	694,379	—	—
Secured debt agreements—interest(2)	74,515	59,285	15,230	—	—
Total(3)	$2,460,995	$1,274,477	$1,144,979	$41,539	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.

(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of September 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(3)	Total excludes the $135.5 million of non-consolidated senior interests sold or co-originated, as the satisfaction of these interests is not expected to require a cash outlay from us.

With respect to our debt obligations that are contractually obligated to be paid in the next few years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the capital markets to raise cash to fund new investments; (iv) exploring the issuance of a structured finance vehicle, such as a CLO, as a method of financing; and/or (v) selling loan assets to generate cash to repay our debt obligations.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 10 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities	$67,240	$67,827
Cash flows used in investing activities	(401,540)	(591,092)
Cash flows provided by financing activities	295,975	497,601
Net decrease in cash and cash equivalents	$(38,325)	$(25,664)

We experienced a net decrease in cash of $38.3 million for the nine months ended September 30, 2017, compared to a net decrease of $25.7 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash flows provided by operating activities totaled $67.2 million related primarily to net interest income. During the nine months ended September 30, 2017, cash flows used in investing activities totaled $401.5 million due primarily to loan originations. During the nine months ended September 30, 2017, cash flows provided by financing activities totaled $296.0 million due primarily to proceeds from secured financing agreements and the completion of our initial public offering. We used the proceeds from our investing and financing activities, including cash provided by principal repayments and sales of loans and debt investments, to originate new loans and acquire CMBS investments of $1.2 billion during the nine months ended September 30, 2017.

Corporate Activities

Dividends

On September 26, 2017, we declared a dividend for the third quarter of 2017, to holders of record of our common stock and Class A common stock as of October 6, 2017, in the amount of $0.33 per share of common stock and Class A common stock, or $20.1 million in the aggregate, which dividend was paid on October 25, 2017.

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

The initial public offering generated $200.1 million in net proceeds, after deducting underwriting discounts of $13.2 million and estimated offering expenses payable by us of $6.7 million. On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, the Company issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of $12.2 million, after deducting underwriting discounts of $0.8 million. TPG Capital BD, LLC, an underwriter in the offering, is an affiliate and received underwriting discounts of approximately $0.6 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.

We used the net proceeds from the offering to originate commercial mortgage loans consistent with our investment strategy and investment guidelines.

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

Termination of Pre-IPO Capital Commitments

In connection with the completion of our initial public offering, all of the obligations of certain of our pre-IPO stockholders to purchase additional shares of our common stock and Class A common stock using the undrawn portion of their capital commitments was terminated.

Termination of Stockholders Agreement

Upon the completion of our initial public offering, the stockholders agreement between us and certain of our pre-IPO stockholders terminated in accordance with its terms.

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

For a discussion of our critical accounting policies, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to quarter end:

Cash Dividend

On October 25, 2017, the Company paid a cash dividend on its common stock, to stockholders of record as of October 6, 2017, of $0.33 per share, or $20.1 million.

10b5-1 Purchase Plan

From September 30, 2017 through November 3, 2017, the Company has repurchased 0.2 million shares of common stock under the Company’s 10b5-1 Purchase Plan, at an average price of $19.60, for total consideration (including commissions and related fees) of $3.4 million.

Senior Mortgage Loan Originations

From September 30, 2017 through November 6, 2017, we originated three first mortgage loans, representing loans closed and in the process of closing, totaling $294 million. These loans were funded, or will be funded upon closing, with a combination of cash-on-hand and borrowings.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of September 30, 2017 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	04/28/17	$188.0	$142.0	$140.5	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed Use	Bridge	$292 Sq ft	60.7%	(10)	3
2	Senior Loan	09/29/17	173.3	143.8	142.0	L +4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
3	Senior Loan	12/16/16	164.0	122.5	121.3	L +4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$461 Sq ft	47.7%		3
4	Senior Loan	08/23/16	132.0	51.7	50.9	L +7.5%	L +7.9%	Floating	8/23/21	Fort Lauderdale, FL	Condominium	Construction	$280 Sq ft	19.8%		2
5	Senior Loan	08/10/17	125.9	101.4	100.4	L +4.8%	L +5.0%	Floating	9/9/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	56.8%		3
6	Senior Loan	08/22/17	121.6	96.9	96.2	L +4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
7	Senior Loan	09/25/15	108.0	76.3	75.7	L +7.0%	L +7.3%	Floating	9/25/19	Miami, FL	Condominium	Construction	$253 Sq ft	84.7%		2
8	Senior Loan	07/21/17	106.6	90.0	89.0	L +4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
9	Senior Loan	08/31/15	98.0	72.5	72.3	L +6.0%	L +6.2%	Floating	8/31/19	Dallas, TX	Condominium	Construction	$301 Sq ft	5.4%		2
10	Senior Loan	10/16/15	96.4	89.0	88.7	L +4.8%	L +5.0%	Floating	10/16/20	San Diego, CA	Office	Moderate Transitional	$310 Sq ft	73.1%		3
11	Senior Loan	07/24/17	93.5	85.2	84.4	L +3.3%	L +3.5%	Floating	8/9/22	Phoenix, AZ	Mixed Use	Bridge	$148 Sq ft	64.0%		2
12	Senior Loan	02/13/17	90.5	66.5	65.8	L +4.8%	L +5.0%	Floating	2/13/22	Torrance, CA	Office	Moderate Transitional	$254 Sq ft	64.4%		3
13	Senior Loan	10/14/15	90.0	85.7	85.4	L +3.9%	L +4.2%	Floating	10/14/20	Brooklyn, NY	Mixed Use	Light Transitional	$359 Sq ft	58.2%		2
14	Senior Loan	09/29/17	89.5	67.0	66.1	L +3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Light Transitional	$106 Sq ft	50.7%		2
15	Senior Loan	06/13/17	84.4	81.1	80.6	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
16	Senior Loan	03/16/16	84.2	59.3	58.9	L +4.8%	L +5.0%	Floating	3/16/21	Herndon, VA	Office	Light Transitional	$138 Sq ft	61.1%		3
17	Senior Loan	02/01/17	82.3	72.3	71.6	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$215,314 Unit	60.7%		3
18	Senior Loan	06/29/15	76.4	44.0	43.8	L +6.8%	L +7.3%	Floating	6/29/19	Miami, FL	Condominium	Construction	$257 Sq ft	34.7%		2
19	Senior Loan	05/22/15	75.0	43.7	43.6	L +8.5%	L +8.8%	Floating	5/22/19	Aspen, CO	Condominium	Construction	$1,090 Sq ft	8.1%		2
20	Senior Loan	02/19/15	74.2	75.6	75.5	L +7.5%	L +7.8%	Floating	12/23/18	Brooklyn, NY	Hotel	Construction	$297,992 Unit	68.2%		3
21	Senior Loan	05/25/16	67.0	67.0	66.3	L +3.7%	L +4.4%	Floating	9/9/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		3
22	Senior Loan	05/25/16	65.0	65.0	63.8	L +2.3%	L +3.7%	Floating	8/9/19	Sacramento, CA	Office	Bridge	$170 Sq ft	55.7%		2
23	Senior Loan	09/20/17	64.9	52.8	52.2	L +4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3
24	Senior Loan	03/01/16	64.2	49.4	49.1	L +4.9%	L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$289 Sq ft	54.1%		2
25	Senior Loan	03/01/16	61.2	41.4	41.2	L +5.1%	L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$474 Sq ft	67.9%		3
26	Senior Loan	02/19/15	60.8	60.8	60.7	L +5.9%	L +6.1%	Floating	6/9/20	Pacific Palisades, CA	Condominium	Construction	$456 Sq ft	60.5%		3
27	Senior Loan	06/14/17	60.0	60.0	59.5	L +3.9%	L +4.3%	Floating	7/9/20	Newark, NJ	Mixed Use	Bridge	$255 Sq ft	62.2%		2
28	Senior Loan	04/20/16	54.5	52.4	52.2	L +2.8%	L +3.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$153,881 Unit	42.6%		2
29	Senior Loan	12/29/14	49.6	47.4	47.4	L +5.3%	L +4.0%	Floating	3/14/19	Manhattan, NY	Condominium	Construction	$1,305 Sq ft	19.9%		3
30	Senior Loan	05/11/15	49.1	46.7	46.7	L +5.3%	L +5.4%	Floating	12/3/20	San Francisco, CA	Hotel	Light Transitional	$192,112 Unit	76.8%		3
31	Senior Loan	05/25/16	49.0	49.0	48.8	L +2.8%	L +3.4%	Floating	2/9/20	Various, Multiple	Hotel	Light Transitional	$64,644 Unit	61.4%		2
32	Senior Loan	09/13/16	48.5	46.0	45.7	L +4.3%	L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%		2
33	Senior Loan	08/20/15	45.9	45.9	45.5	L +4.7%	L +4.9%	Floating	8/20/20	Manhattan, NY	Condominium	Bridge	$546 Sq ft	70.1%		2
34	Senior Loan	01/22/16	45.0	39.0	38.8	L +4.3%	L +4.5%	Floating	1/22/21	New York, NY	Office	Light Transitional	$334 Sq ft	71.0%		3
35	Senior Loan	03/21/17	45.0	45.0	44.6	L +5.3%	L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%		3
36	Senior Loan	04/09/16	39.2	39.2	39.2	L +5.4%	L +6.3%	Floating	3/9/19	Norfolk, VA	Multifamily	Bridge	$174,222 Unit	86.1%		2
37	Senior Loan	12/29/14	37.3	37.3	37.3	L +6.3%	L +6.1%	Floating	12/6/17	Chicago, IL	Hotel	Bridge	$141,265 Unit	68.4%	(11)	3
38	Senior Loan	09/01/15	37.0	37.0	36.9	L +4.6%	L +4.9%	Floating	9/1/20	Santa Barbara, CA	Hotel	Bridge	$234,177 Unit	67.3%		3
39	Senior Loan	02/18/16	36.5	36.5	36.3	L +4.0%	L +4.3%	Floating	2/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%		2
40	Senior Loan	12/29/14	32.9	32.9	33.0	6.1%	5.1%	Fixed	1/11/18	Charlotte, NC	Hotel	Bridge	$231,339 Unit	78.8%		2

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
41	Senior Loan	10/11/16	32.0	32.0	31.8	L +5.9%		L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$147,465 Unit	59.8%		3
42	Senior Loan	10/06/16	30.0	30.0	29.8	L +5.0%		L +5.3%	Floating	10/6/21	Los Angeles, CA	Industrial	Bridge	$113 Sq ft	73.3%		2
43	Senior Loan	06/08/16	28.4	21.4	21.3	L +4.6%		L +4.9%	Floating	6/8/21	Woodland Hills, CA	Retail	Moderate Transitional	$401 Sq ft	61.7%		3
44	Senior Loan	11/16/16	21.3	20.3	20.3	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$946 Sq ft	49.8%		4
45	Senior Loan	12/29/14	19.8	8.7	8.7	L +5.8%		L +6.1%	Floating	11/8/19	Various, Multiple	Industrial	Light Transitional	$8 Sq ft	53.6%		2
46	Senior Loan	11/16/16	16.0	15.8	15.8	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$1,035 Sq ft	43.3%		4
47	Senior Loan	11/16/16	11.0	11.0	11.0	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$1,029 Sq ft	46.6%		4
48	Senior Loan	11/16/16	9.6	9.2	9.2	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$946 Sq ft	40.7%	(11)	4
49	Senior Loan	12/29/14	7.7	7.8	7.4	L +4.3%		L +10.9%	Floating	5/1/18	Raleigh, NC	Land	Bridge	$6 Sq ft	56.3%		3
50	Senior Loan	12/29/14	2.6	2.7	2.4	5.6%		7.9%	Fixed	9/10/20	Shelby Township, MI	Retail	Bridge	$25 Sq ft	84.2%	(11)	3
51	Senior Loan	12/29/14	2.4	2.5	2.3	L +4.3%		L +7.8%	Floating	5/1/18	Cary, NC	Land	Bridge	$1 Sq ft	53.3%		3
Subtotal / Weighted Average			3,347.2	2,778.6	2,757.9	4.7%	(9)	6.3%		3.5 yrs					59.0%		2.6
Mezzanine Loans:
52	Mezzanine Loan	4/20/16	23.3	22.4	22.4	L +7.8%		L +8.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$219,830 Unit	60.8%		2
53	Mezzanine Loan	7/20/15	19.0	19.0	19.0	L +8.5%		L +8.7%	Floating	7/20/20	Manhattan, NY	Multifamily	Bridge	$777,778 Unit	87.9%		3
54	Mezzanine Loan	2/2/17	17.6	17.4	17.3	L +13.4%		L +13.6%	Floating	2/9/19	Orlando, FL	Multifamily	Bridge	$215,015 Unit	81.8%		2
55	Mezzanine Loan	1/19/17	16.5	8.3	8.1	L +14.0%		L +14.4%	Floating	1/19/22	Savannah, GA	Hotel	Construction	$321,429 Unit	0.0%		3
Subtotal / Weighted Average			$76.4	$67.1	$66.8	10.2%		L +10.5%		2.9 yrs					66.4%		2.4
Total / Weighted Average			$3,423.6	$2,845.7	$2,824.7	4.9%	(9)	6.4%		3.5 yrs					59.2%		2.6

(1)

First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 37, 45, 49, 50 and 51 represent 75% pari passu participation interests in whole mortgage loans. Loans numbered 7, 18, 26, and 30 represent 65% pari passu participation interests in whole mortgage loans. Loan number 29 represents a 50% pari passu participation interest in the whole mortgage loan. Loans numbered 44, 46, 47, and 48 represent 24% pari passu participation interests in whole mortgage loans.

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

(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2017 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2017, based on unpaid principal balance, 69.1% of our loans were subject to yield maintenance or other prepayment restrictions and 30.9% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of September 30, 2017 for the floating rate loans and the coupon for the fixed rate loans.
(10)

LTV is calculated using an as-complete real estate value at the time of origination. The as-complete real estate value reflects our Manager’s estimate, at the time of origination of the underlying real estate value, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(11)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net income, while declining interest rates will generally decrease our net income. As of September 30, 2017, 98.8% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of September 30, 2017, the remaining 1.2% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which resulted in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing.

The following table illustrates the impact on our interest income and interest expense for the twelve-month period following September 30, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$2,810,160		Interest income	$6,416	$(5,670)	$12,832	$(10,121)
(1,804,890)	(2)	Interest expense	(4,512)	4,512	(9,024)	9,024
$1,005,270		Total Net Interest Income	$1,904	$(1,158)	$3,808	$(1,097)

(1)	Our floating rate loans and related liabilities are indexed to LIBOR.
(2)	Borrowings include secured revolving repurchase facilities, asset-specific financings, and non-consolidated senior interests sold or co-originated.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any material legal proceedings. See the “Litigation” section of Note 13 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering

On July 25, 2017, we completed our initial public offering in which we sold 11,000,000 shares of our common stock at an initial public offering price of $20.00 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-217446), which was declared effective by the SEC on July 19, 2017. The aggregate offering price for the shares registered and sold by us was approximately $220 million. The initial public offering generated $200.1 million in net proceeds, after deducting underwriting discounts of $13.2 million and estimated offering expenses payable by us of $6.7 million. On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, we issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of approximately $12.2 million, after deducting underwriting discounts of $0.8 million. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc., TPG Capital BD, LLC and JMP Securities LLC. TPG Capital BD, LLC, an underwriter in the offering, is an affiliate and received underwriting discounts of approximately $0.6 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.

We used the net proceeds from the offering to originate commercial mortgage loans consistent with our investment strategy and investment guidelines.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 program during the quarter ended September 30, 2017 (dollars in thousands):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 to July 31, 2017	—	$—	—	$35,000
August 1, 2017 to August 31, 2017	121,978	19.43	121,978	32,600
September 1, 2017 to September 30, 2017	212,767	19.68	212,767	28,400
Totals / Averages	334,745	$19.59	334,745	$28,400

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

4.2

Indenture, dated as of December 18, 2014, among TPG RE Finance Trust CLO Issuer, L.P., TPG RE Finance Trust GENPAR, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on May 30, 2017)

10.1

Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

10.2

Guaranty, dated as of September 29, 2017, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

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

Date: November 6, 2017	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT R. FOLEY
Robert R. Foley
Chief Financial and Risk Officer
(Principal Financial Officer)