Form 10-Q
period 2018-03-31
TPG RE Finance Trust, Inc.
filed 2018-05-07
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018.

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

(212) 601-4700

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

As of May 4, 2018, there were 59,020,613 shares of the registrant’s common stock, $0.001 par value per share, and 1,154,547 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading Item 1A – “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2018, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with TPG RE Finance Trust Management, L.P. (our “Manager”);
•	conflicts with TPG Global, LLC and its affiliates (“TPG”), including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the “FASB”), the SEC, the Internal Revenue Service (the “IRS”), the New York Stock Exchange (the “NYSE) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other risks, uncertainties or factors that may cause our actual results to differ materially from the forward-looking statements, including risks, uncertainties, and factors disclosed under the sections entitled “Risk Factors” in our Form 10-K filed with the SEC on February 26, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this

Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks, uncertainties and other factors.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS(1)
Cash and Cash Equivalents	$74,382	$75,037
Restricted Cash	400	700
Accounts Receivable	141	141
Accounts Receivable from Servicer/Trustee	1,219	220
Accrued Interest Receivable	18,769	16,861
Loans Held for Investment (includes $2,159,565 and $2,694,106 pledged as collateral under secured revolving repurchase agreements, respectively)	3,597,210	3,175,672
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $47,417 and $47,762 pledged as collateral under secured revolving repurchase agreements, respectively)	149,044	85,895
Other Assets, net	734	859
Total Assets	$3,841,899	$3,355,385
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$5,630	$5,385
Accrued Expenses	6,734	5,067
Collateralized Loan Obligation (net of deferred financing costs of $8,471 and $0, respectively)	737,433	—
Secured Revolving Repurchase and Senior Secured Agreements (net of deferred financing costs of $7,533 and $8,697, respectively)	1,631,817	1,827,104
Notes Payable (net of deferred financing costs of $1,213 and $1,601, respectively)	236,378	287,886
Payable to Affiliates	5,875	5,227
Deferred Revenue	112	317
Dividends Payable	25,307	23,068
Total Liabilities	2,649,286	2,154,054
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 100,000,000 and 100,000,000 shares authorized; 0 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 300,000,000 and 300,000,000 shares authorized; 59,020,613 and 59,440,112 shares issued and outstanding, respectively)	60	60
Class A Common Stock ($0.001 par value; 2,500,000 and 2,500,000 shares authorized; 1,154,547 and 1,178,618 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,216,155	1,216,112
Accumulated Deficit	(23,355)	(14,808)
Accumulated Other Comprehensive (Loss)	(248)	(34)
Total Stockholders' Equity	1,192,613	1,201,331
Total Liabilities and Stockholders' Equity	$3,841,899	$3,355,385

(1)

At December 31, 2017, there were no VIE assets or liabilities recorded in the Company’s Total Assets and Total Liabilities. The Company’s consolidated Total Assets and Total Liabilities at March 31, 2018 include VIE assets and liabilities of $937.5 million and $738.5 million, respectively. These assets can be used only to satisfy obligations of the VIE, and creditors of the VIE have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest Income	$59,365	$47,941
Interest Expense	(25,998)	(17,800)
Net Interest Income	33,367	30,141
OTHER REVENUE
Other Income, net	366	122
Total Other Revenue	366	122
OTHER EXPENSES
Professional Fees	899	729
General and Administrative	1,108	469
Servicing and Asset Management Fees	767	1,136
Management Fee	4,704	2,588
Collateral Management Fee	—	131
Incentive Management Fee	926	1,581
Total Other Expenses	8,404	6,634
Income Before Income Taxes	25,329	23,629
Income Taxes	(215)	(154)
Net Income	$25,114	$23,475
Preferred Stock Dividends	(3)	—
Net Income Attributable to Common Stockholders	$25,111	$23,475
Basic Earnings per Common Share(1)	$0.42	$0.48
Diluted Earnings per Common Share(1)	$0.42	$0.48
Weighted Average Number of Common Shares Outstanding(1)
Basic:	60,393,818	48,446,028
Diluted:	60,393,818	48,446,028
OTHER COMPREHENSIVE INCOME
Net Income	$25,114	$23,475
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	(214)	1,232
Comprehensive Net Income	$24,900	$24,707

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Net Income	—	—	—	—	—	—	—	23,475	—	23,475
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,232	1,232
Dividends on Common Stock (Dividends Declared per Share of $0.44)	—	—	—	—	—	—	—	(20,773)	—	(20,773)
Dividends on Class A Common Stock (Dividends Declared per Share of $0.44)	—	—	—	—	—	—	—	(508)	—	(508)
Balance at March 31, 2017	125	$—	38,260,053	$39	967,500	$1	$979,467	$(7,874)	$2,482	$974,115

Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Conversions of Class A Common Stock to Common Stock	—	—	24,071	—	(24,071)	—	—	—	—	—
Repurchases of Common Stock	—	—	(443,570)	—	—	—	(9)	(8,351)	—	(8,360)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)
Amortization of Share Based Compensation	—	—	—	—	—	—	177	—	—	177
Net Income	—	—	—	—	—	—	—	25,114	—	25,114
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(214)	(214)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.42)	—	—	—	—	—	—	—	(24,822)	—	(24,822)
Dividends on Class A Common Stock (Dividends Declared per Share of $0.42)	—	—	—	—	—	—	—	(485)	—	(485)
Balance at March 31, 2018	—	$—	59,020,613	$60	1,154,547	$1	$1,216,155	$(23,355)	$(248)	$1,192,613

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$25,114	$23,475
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(4,147)	(1,959)
Amortization of Deferred Financing Costs	3,658	2,576
Capitalized Accrued Interest	—	2,972
Stock Compensation Expense	177	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	—	153
Accrued Interest Receivable	(2,771)	(1,229)
Accrued Expenses	610	(2,895)
Accrued Interest Payable	245	719
Payable to Affiliates	648	1,150
Deferred Fee Income	(205)	(49)
Other Assets	125	68
Net Cash Provided by Operating Activities	23,454	24,981
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(512,522)	(244,700)
Advances on Loans Held for Investment	(60,972)	(55,090)
Principal Advances Held by Servicer/Trustee	—	(3,279)
Principal Repayments of Loans Held for Investment	156,258	89,822
Proceeds from Sales of Loans Held for Investment	—	52,443
Purchase of Commercial Mortgage-Backed Securities	(63,654)	(38,259)
Principal Repayments of Commercial Mortgage-Backed Securities	—	1,698
Purchases and Disposals of Fixed Assets	—	(79)
Net Cash (Used in) Investing Activities	(480,890)	(197,444)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligation	—	(27,791)
Proceeds from Collateralized Loan Obligation	745,904	10,175
Payments on Secured Financing Agreements	(762,695)	(156,623)
Proceeds from Secured Financing Agreements	514,347	341,695
Payment of Deferred Financing Costs	(9,519)	1,860
Payments to Repurchase Common Stock	(8,360)	—
Payments to Redeem Series A Preferred Stock	(125)	—
Dividends Paid on Common Stock	(22,620)	(17,838)
Dividends Paid on Class A Common Stock	(448)	(508)
Dividends Paid on Preferred Stock	(3)	—
Net Cash Provided by Financing Activities	456,481	150,970
Net Change in Cash, Cash Equivalents, and Restricted Cash	(955)	(21,493)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75,737	103,975
Cash, Cash Equivalents and Restricted Cash at End of Period	$74,782	$82,482
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$22,096	$14,507
Taxes Paid	215	154
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, Net	—	36,206
Interest Payments of Loans Held for Investment and Commercial Mortgage-Backed Securities Held by Servicer/Trustee, Net	863	—
Principal Repayments of Commercial Mortgage-Backed Securities Held by Servicer/Trustee, net	211	—
Dividends Declared, not paid	25,307	21,281
Accrued Deferred Financing Costs	1,057	3,249
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	(214)	1,232
Proceeds from Secured Financing Agreements Held by Trustee	—	20,918
Accrued Other Assets Costs	—	223

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is a Maryland corporation that was incorporated on October 24, 2014 and commenced operations on December 18, 2014 (“Inception”). We are organized as a holding company and conduct our operations primarily through our various subsidiaries. We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, primarily consisting of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial mortgage-backed securities (“CMBS”). As of March 31, 2018 and December 31, 2017, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries (see Note 5 for details). All intercompany transactions and balances have been eliminated.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments may provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection.

The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered. For the period ended March 31, 2018, no loans were placed on non-accrual status, and we have sustained no losses or impairments to our loan portfolio since Inception.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of any premiums, discounts, loan origination fees and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line basis when it approximates the interest method, adjusted for actual prepayments.

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

Commercial Mortgage-Backed Securities

The Company acquires CMBS investments for cash management and investment purposes. The Company designates CMBS investments as available-for-sale on the acquisition date. CMBS investments that are classified as available-for-sale are recorded at fair value in the Company’s consolidated financial statements. Additionally, CMBS investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described above under “Revenue Recognition”. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain loan and CMBS investments using secured revolving repurchase agreements, asset-specific financing arrangements (notes payable on the consolidated balance sheets), a senior secured credit facility, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2018, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer, and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

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

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of our Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Compensation expense is recognized in net income on a variable basis over the applicable award vesting period based on the value of our common stock. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligation and secured financing agreements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis when it approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2018 and December 31, 2017. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Upon adoption, and resulting from this change, the Company expects that it will be required to record a loan loss reserve at origination or acquisition of an individual loan or a loan portfolio. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued an update (“ASU 2015-14”) to Topic 606, Deferral of the Effective Date, which deferred the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017. In March 2016, the FASB issued an update (“ASU 2016-08”) to Topic 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to Topic 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued an update (“ASU 2016-12”) to Topic 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the revenue recognition standard updates on January 1, 2018. The Company’s adoption of the revenue recognition standard updates on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

(3) Loans Held for Investment

The Company currently originates and acquires first mortgage and mezzanine loans secured by commercial properties. These loans can potentially subject the Company to concentrations of credit risk as measured by various attributes, including the property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area, among others. The Company’s loans held for investment are accounted for at amortized cost.

During the three months ended March 31, 2018, the Company originated seven loans with a total commitment of approximately $579.2 million, an initial unpaid principal balance of $516.7 million, and unfunded commitments at closing of $62.5 million. To fund these loan originations, the Company used cash on hand and its secured revolving repurchase facilities and senior secured credit facility. Total commitments related to the syndication of non-consolidated senior interests as of March 31, 2018 was $81.5 million.

The following tables present an overview of the loan investment portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,561,696	$(22,257)	$3,539,439
Subordinated and mezzanine loans	57,946	(175)	57,771
Subtotal before allowance	3,619,642	(22,432)	3,597,210
Allowance for loan losses	—	—	—
Total	$3,619,642	$(22,432)	$3,597,210

	December 31, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,122,670	$(22,143)	$3,100,527
Subordinated and mezzanine loans	75,446	(301)	75,145
Subtotal before allowance	3,198,116	(22,444)	3,175,672
Allowance for loan losses	—	—	—
Total	$3,198,116	$(22,444)	$3,175,672

For the three months ended March 31, 2018, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2017	$3,175,672
Additions during the period:
Loans originated	512,522
Additional fundings	60,972
Amortization of discount and origination fees	4,227
Deductions during the period:
Collection of principal	(156,183)
Balance at March 31, 2018	$3,597,210

At March 31, 2018 and December 31, 2017, there was $1.1 million and $2.0 million of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value
Rating	March 31, 2018	December 31, 2017
1	$49,000	$—
2	1,217,948	1,318,816
3	2,156,579	1,680,913
4	173,683	175,943
5	—	—
Totals	$3,597,210	$3,175,672
Weighted Average Risk Rating(1)	2.7	2.6

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at period end.

The weighted average risk rating at March 31, 2018 and December 31, 2017 was 2.7 and 2.6, respectively. During the three months ended March 31, 2018, one loan was moved from the Company’s Category 2 risk rating into its Category 1 risk rating as a result of improved operating performance of the underlying loan collateral. Additionally, the Company moved one loan that was classified in its Category 2 risk rating into its Category 3 risk rating, resulting from a delay in achieving certain construction milestones.

At March 31, 2018 and December 31, 2017, there were no loans on non-accrual status or that were impaired; thus, the Company did not record a reserve for loan loss. See Note 16 for details about the Company’s mortgage loan originations subsequent to March 31, 2018.

(4) Commercial Mortgage-Backed Securities

During the three months ended March 31, 2018, the Company purchased 10 CMBS investments for $63.7 million. The purchased CMBS consist of floating rate instruments which have a weighted average coupon of 2.6%. As of March 31, 2018 and December 31, 2017, the Company had 15 and five CMBS, respectively, designated as available-for-sale securities. Details of the carrying and fair values of the Company’s CMBS portfolio are as follows (dollars in thousands):

	March 31, 2018
	Face Amount	Unamortized Premium (Discount)	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$148,534	$758	$(248)	$149,044

	December 31, 2017
	Face Amount	Unamortized Premium (Discount)	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$85,661	$268	$(34)	$85,895

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

The Company’s CMBS have a weighted average contractual maturity, based on estimated fair value, of 19.8 years. The amortized cost and estimated fair value of the Company’s available-for-sale CMBS by contractual maturity are shown in the following table (dollars in thousands):

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	112,593	112,172
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$149,293	$149,044

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	49,229	49,023
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$85,929	$85,895

None of the Company’s CMBS were in an unrealized loss position for longer than 12 months. No other-than-temporary impairments were recognized through income during the three months ended March 31, 2018 or year ended December 31, 2017.

(5) Variable Interest Entities and Collateralized Loan Obligations

On February 14, 2018 (the “Closing Date”), the Company entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Company retained ownership of $186.5 million of the Notes sold and Preferred Shares in the Issuers.

Proceeds from the issuance of the Securities were used by the Issuers to purchase one commercial real estate whole loan (the “Whole Loan) and 25 fully-funded pari passu participations (the “Pari Passu Participations,” and, together with the Whole Loan, the “Mortgage Assets”) in certain commercial real estate mortgage loans. The Mortgage Assets were purchased by the Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the Issuers (the “Seller”). The Mortgage Assets represented 25.8% of the aggregate unpaid principal balance of the Company’s loan investment portfolio, and had an aggregate principal balance of approximately $932.4 million, as of March 31, 2018.

Proceeds received by the Seller from the issuance of the Securities were used: (i) to repay an aggregate of $670.3 million of borrowings under the Company’s secured revolving repurchase facilities with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, thus creating additional borrowing capacity for new loan originations; (ii) to pay transactions expenses; and (iii) for new loan originations and general corporate purposes.

In accordance with ASC 810, the Company evaluated the key attributes of the Issuers to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of the Issuers’ operating activities. This analysis caused the Company to conclude that the Issuers were VIEs, that the Company was the primary beneficiary and it would consolidate the entities.

The carrying values of the Company’s total assets and total liabilities related to TRTX 2018-FL1 at March 31, 2018 included the following VIE assets and liabilities (dollars in thousands):

March 31, 2018
ASSETS
Cash and Cash Equivalents	$2,386
Accrued Interest Receivable	2,693
Loans Held for Investment	932,380
Total Assets	$937,459
LIABILITIES
Accrued Interest Payable	$(969)
Accrued Expenses	(124)
Collateralized Loan Obligation	(737,433)
Total Liabilities	$(738,526)

Assets held by the Issuers are restricted and can only be used to settle obligations of the Issuers. The liabilities of the Issuers are non-recourse to the Company and can only be satisfied from the Issuers’ assets.

The following table outlines TRTX 2018-FL1 borrowings and loan collateral under the Company’s consolidated Issuers (dollars in thousands):

As of March 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$932,380	$932,380	$(745,904)	$(737,433)

On December 18, 2014, the Company entered into a collateralized loan obligation (“2014-CLO”) through TPG RE Finance Trust CLO Issuer, L.P., a wholly-owned subsidiary of the Company (“CLO Issuer”) and on December 29, 2014, the Company acquired from German American Capital Corporation (“GACC”) a portfolio of 75% participation interests in certain loans secured primarily by first mortgages on commercial properties, with a face value of approximately $2.4 billion. To partially fund the investment, on December 18, 2014, the CLO Issuer issued a Class A Note secured by the Company’s 75% participation interests in the portfolio of loans acquired. In accordance with ASC 810, the Company evaluated the key attributes of the CLO Issuer to determine if it was a VIE and, if so, whether the Company was the primary beneficiary of the CLO Issuer’s operating activities. This analysis resulted in the Company concluding that the CLO Issuer was a VIE, that the Company was the primary beneficiary, and that it would consolidate the entity.

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

On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the remainder of the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. On August 23, 2017, proceeds from both transactions were used in combination with approximately $3.0 million of Company cash to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million. 2014-CLO was subsequently terminated.

For the three months ended March 31, 2018 and 2017, $3.4 million and $5.4 million is included in the Company’s consolidated statements of income as interest expense related to TRTX 2018-FL1 and 2014-CLO, respectively (including amortization of deferred financing costs).

(6) Secured Revolving Repurchase Agreements, Senior Secured Credit Facility and Notes Payable

At March 31, 2018 and December 31, 2017, the Company had secured revolving repurchase agreements, a senior secured credit facility, and notes payable for certain of the Company’s originated loans. These financing agreements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s notes payable, secured revolving repurchase agreements, and senior secured credit facility as of March 31, 2018 and December 31, 2017, respectively. Except as otherwise noted, all agreements are on a non-recourse basis. Amounts included are shown in thousands:

As of March 31, 2018
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	6.2%	$92,400	$33,370	$59,030	$84,329
Bank of the Ozarks	08/31/18	1 Month Libor	4.0	5.7	65,017	12,762	52,255	74,651
Deutsche Bank	09/25/19	1 Month Libor	3.5	5.2	64,779	12,817	51,962	86,603
Deutsche Bank	06/29/18	1 Month Libor	3.3	4.9	49,644	16,403	33,241	51,140
Bank of the Ozarks	05/22/18	1 Month Libor	4.8	6.4	26,417	17,815	8,602	18,123
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.3	32,500	—	32,500	45,000
Subtotal					330,757	93,167	237,590	359,846

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/18	1 Month Libor	2.1%	3.9%	$750,000	$277,080	$472,920	$656,159
Wells Fargo(1)	05/25/19	1 Month Libor	2.1	3.9	750,000	320,217	429,783	572,996
JP Morgan(1)	08/20/18	1 Month Libor	2.5	4.2	376,407	108,783	267,624	381,176
Morgan Stanley(1)	05/04/19	1 Month Libor	2.4	4.2	500,000	234,904	265,096	364,587
US Bank(1)	12/09/19	1 Month Libor	2.0	4.0	150,000	78,600	71,400	93,000
Goldman Sachs (CMBS)(2)	06/01/18	3 Month Libor	—	2.0	100,000	64,782	35,218	39,127
Royal Bank of Canada (CMBS)(2)	06/20/18	3 Month Libor	1.0	3.2	100,000	92,291	7,709	8,418
Subtotal					2,726,407	1,176,657	1,549,750	2,115,463

Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	2.5	4.4	$250,000	$160,400	89,600	112,000
Total					$3,307,164	$1,430,224	$1,876,940	$2,587,309

(1)	Borrowings under secured revolving repurchase agreements, senior secured credit facility, and one note payable with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to March 31, 2018.

As of December 31, 2017
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	5.9%	$92,400	$43,979	$48,421	$69,172
Bank of the Ozarks	08/31/18	1 Month Libor	4.0	5.4	68,600	14,151	54,449	77,784
Deutsche Bank	09/25/19	1 Month Libor	3.5	4.9	64,779	15,895	48,884	81,473
Deutsche Bank	06/29/18	1 Month Libor	3.3	4.6	49,644	18,224	31,420	48,339
Bank of the Ozarks	05/22/18	1 Month Libor	4.8	6.1	48,750	17,479	31,271	48,109
Deutsche Bank	12/09/18	1 Month Libor	3.7	5.0	42,543	1	42,542	60,775
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.0	32,500	—	32,500	45,000
Subtotal					399,216	109,729	289,487	430,652

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/18	1 Month Libor	2.2%	3.6%	$750,000	$183,253	$566,747	$890,736
Wells Fargo(1)	05/25/19	1 Month Libor	2.1	3.6	750,000	232,462	517,538	814,886
JP Morgan(1)	08/20/18	1 Month Libor	2.5	4.0	376,942	120,014	256,928	382,135
Morgan Stanley(1)	05/04/19	1 Month Libor	2.4	3.9	500,000	120,002	379,998	533,707
US Bank(1)	12/09/19	1 Month Libor	2.0	3.6	150,000	78,600	71,400	93,000
Goldman Sachs (CMBS)(2)	03/02/18	3 Month Libor	0.1	1.6	100,000	64,615	35,385	39,332
Royal Bank of Canada (CMBS)(2)	03/20/18	3 Month Libor	1.0	2.6	100,000	92,195	7,805	8,418
Subtotal					2,726,942	891,141	1,835,801	2,762,214

Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	—	—	$250,000	$250,000	—	—
Total					$3,376,158	$1,250,870	$2,125,288	$3,192,866

(1)	Borrowings under secured revolving repurchase agreements, senior secured credit facility, and one note payable with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to December 31, 2017.

Notes Payable

The Company uses note-on-note financing agreements to finance certain of its lending activities. The Company designates these asset-specific financings as notes payable on the consolidated balance sheets. Our ability to draw the undrawn capacity is conditioned upon satisfaction by our borrower of conditions precedent to a funding on the underlying loan pledged as collateral, and by our pro rata funding with equity of the remaining future funding obligation. Amounts designated as undrawn capacity under our asset-specific financings may only be used to satisfy our future funding obligations on the respective underlying pledged loan.

As of March 31, 2018 and December 31, 2017, the Company had six and seven note-on-note financing agreements, respectively. These notes payable allow for additional advances up to a specified cap. As of March 31, 2018 and December 31, 2017, the note-on-note financing agreements were secured by six and seven particular loans held for investment, respectively. The Company’s notes payable have the following guarantees:

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

All notes payable at March 31, 2018 are guaranteed by Holdco, and the agreements include guarantor covenants regarding liquid assets and net worth requirements. The Company believes it is in compliance with all covenants as of March 31, 2018 and December 31, 2017. One of these loans at March 31, 2018 is 25% recourse to Holdco. See Note 16 for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

Secured Revolving Repurchase Agreements

The Company utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans and CMBS. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans or CMBS to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and remits to the Company only the net after collecting its interest and other fees.

At March 31, 2018 and December 31, 2017, the Company had two secured revolving repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at March 31, 2018 and December 31, 2017 consisted of three and three mortgage-backed securities, respectively. These facilities are 100% recourse to Holdco. The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of March 31, 2018 and December 31, 2017. See Note 16 for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at March 31, 2018 (dollars in thousands):

	March 31, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$656,159	$651,976	$474,110	$177,866	14.9%	506
Wells Fargo Bank	750,000	572,996	569,711	430,524	139,187	11.7	1,151
Morgan Stanley Bank(4)	500,000	364,587	363,339	265,593	97,746	8.2	N/A
JP Morgan Chase Bank	376,407	381,176	381,143	267,730	113,413	9.5	873
US Bank	150,000	93,000	93,490	71,978	21,512	1.8	1,714
Subtotal / Weighted Average	2,526,407	2,067,918	2,059,659	1,509,935	549,724		878

(1)	Amounts shown in the table include interest receivable of $11.0 million and are net of premium, discount and origination fees of $19.3 million.
(2)	Amounts shown in the table include interest payable of $3.1 million and do not reflect unamortized deferred financing fees of $5.5 million.
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

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at March 31, 2018 (dollars in thousands):

	March 31, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$39,127	$38,951	$35,308	$3,643	0.3%	$62
Royal Bank of Canada	100,000	8,418	8,593	7,769	824	0.1	81
Subtotal / Weighted Average	$200,000	$47,545	$47,544	$43,077	$4,467		65
Total / Weighted Average - Loans and CMBS	$2,726,407	$2,115,463	$2,107,203	$1,553,012	$554,191		851

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $0.1 million.
(2)	Amounts shown in the table include interest payable of $0.2 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to March 31, 2018.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at December 31, 2017 (dollars in thousands):

	December 31, 2017
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$890,736	$887,667	$568,012	$319,655	26.6%	596
Wells Fargo Bank	750,000	814,886	811,257	518,353	292,904	24.4	1,241
Morgan Stanley Bank(4)	500,000	533,707	531,747	380,592	151,155	12.6	N/A
JP Morgan Chase Bank	376,942	382,135	382,542	257,484	125,058	10.4	963
US Bank	150,000	93,000	92,448	71,573	20,875	1.7	1,804
Subtotal / Weighted Average	2,526,942	2,714,464	2,705,661	1,796,014	909,647		960

(1)	Amounts shown in the table include interest receivable of $11.6 million and are net of premium, discount and origination fees of $20.4 million.
(2)	Amounts shown in the table include interest payable of $3.4 million and do not reflect unamortized deferred financing fees of $8.7 million.
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

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at December 31, 2017 (dollars in thousands):

	December 31, 2017
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$39,332	$39,213	$35,426	$3,787	0.3%	61
Royal Bank of Canada	100,000	8,418	8,675	7,879	796	0.1	79
Subtotal / Weighted Average	$200,000	$47,750	$47,888	$43,305	$4,583		64
Total / Weighted Average - Loans and CMBS	$2,726,942	$2,762,214	$2,753,549	$1,839,319	$914,230		933

(1)	Amounts shown in the table include interest receivable of $0.1 million.
(2)	Amounts shown in the table include interest payable of $0.1 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to December 31, 2017.

Senior Secured Credit Facility

During the year ended December 31, 2017, we entered into a senior secured credit facility agreement with Bank of America, N.A. that has a maximum facility amount of $250 million, which may increase from time to time, up to $500 million, at our request and agreement by the lender. The current extended maturity of this facility is September 2022. This facility is 25% recourse to Holdco, and the related guaranty includes various covenants covering net worth, liquidity, recourse limitations and debt coverage. See Note 16 for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

The following table details the senior secured credit facility as of March 31, 2018 (dollars in thousands):

	March 31, 2018
Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	2.5%	4.4%	$250,000	$160,400	$89,600

There were no amounts outstanding on the senior secured credit facility at December 31, 2017.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to March 31, 2018 and thereafter are as follows (in thousands):

	CLO (TRTX 2018-FL1)	Senior Secured Credit Facility	Repurchase Agreements	Notes Payable
2018	$63,680	$—	$826,450	$94,099
2019	427,875	—	723,300	110,991
2020	201,337	89,600	—	32,500
2021	53,012	—	—	—
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$745,904	$89,600	$1,549,750	$237,590

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At March 31, 2018, the Company had $3.5 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, a collateralized loan obligation (as of March 31, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any nonrecurring fair value items as of March 31, 2018 and December 31, 2017.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	March 31, 2018
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,597,210	$—	$—	$3,626,659
Financial Liabilities
Collateralized Loan Obligation (TRTX 2018-FL1)	737,433	—	—	737,433
Secured Financing Arrangements	1,868,195	—	—	1,868,195

	December 31, 2017
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,175,672	$—	$—	$3,202,150
Financial Liabilities
Secured Financing Arrangements	2,114,990	—	—	2,114,990
Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2018 or year ended December 31, 2017.

At March 31, 2018 and December 31, 2017, the estimated fair value of loans held for investment was $3.6 billion and $3.2 billion, respectively. The weighted average gross spread at March 31, 2018 and December 31, 2017 was 4.5% and 4.8%, respectively. The weighted average years to maturity at March 31, 2018 and December 31, 2017 was 3.7 years and 3.6 years, respectively, assuming full extension of all loans.

At March 31, 2018 and December 31, 2017, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At March 31, 2018, the carrying value of the collateralized loan obligation (TRTX 2018-FL1) approximates fair value as current borrowing spreads reflect market terms.

(9) Income Taxes

As of March 31, 2018 and December 31, 2017, the Company indirectly owned 100% of the equity of multiple taxable REIT subsidiaries (collectively, “TRS”). TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s initial capitalization in 2014. The years open to examination range from 2014 to present.

The Company’s TRS had no operations as of March 31, 2018 and December 31, 2017, and accordingly no deferred tax assets or liabilities exist relating to the TRS’s operations.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2018 and December 31, 2017, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the periods ended March 31, 2018 and March 31, 2017, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred $0.2 million and $0.2 million, respectively, of federal, state and local tax expense relating to its TRS. At March 31, 2018 and 2017, the Company’s effective tax rate was 0.85% and 0.66%, respectively.

At March 31, 2018 and December 31, 2017, the Company had no deferred tax assets or liabilities.

(10) Related Party Transactions

Management Agreements

Post-IPO Management Agreement

The Company is externally managed and advised by the Manager. During the year ended December 31, 2017, upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement (as defined below) terminated without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”). For the three months ended March 31, 2018, the management fee and incentive management fee were calculated under the Management Agreement.

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

Subsequent to March 31, 2018, the Company entered into Amendment No. 1 to the Management Agreement solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. See Part II, Item 5. Other Information included in this Form 10-Q for details regarding the amendment to the Management Agreement.

Pre-IPO Management Agreement

Through July 24, 2017, the Company paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). For the three months ended March 31, 2017, the management fee and incentive management fee were calculated under the pre-IPO Management Agreement. Under the pre-IPO Management Agreement, the management fee was equal to 1.25% of the Company’s stockholders’ equity per annum, and was calculated and payable quarterly in arrears. For purposes of calculating the management fee under the pre-IPO Management Agreement, stockholders’ equity meant: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries had paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that was used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) were calculated on a daily weighted average basis.

In addition, pursuant to the pre-IPO Management Agreement, the Manager was entitled to an incentive management fee each calendar quarter in arrears in an amount, not less than zero, equal to (I) the product of (i) 16% and (ii) the positive sum, if any, remaining after (A) Core Earnings of the Company for the previous 12 month period were reduced by (B) the product of (1) the average of  the Company’s stockholders’ equity as of the end of each calendar quarter during such previous 12 month period, and (2) 7% per annum, minus (II) the sum of any incentive management fee paid to the Manager with respect to the first three calendar quarters of such previous 12 month period; provided, however, that no incentive management fee was payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters in the aggregate was greater than zero.

2014-CLO Collateral Management Fee

The Manager also served as Collateral Manager for the 2014-CLO under a collateral management agreement (the “Collateral Management Agreement”). The collateral management fee was equal to 0.075% per annum of the aggregate par amount of the loans in the 2014-CLO, and was calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the 2014-CLO. After the completion of the initial public offering and prior to the termination of the 2014-CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the 2014-CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement. As of March 31, 2017, the aggregate par amount of the loans in the 2014-CLO was $675.0 million.

Management Fees Incurred and Paid for the three months ended March 31, 2018 and March 31, 2017

For the three months ended March 31, 2018 and 2017, the Company incurred and paid the following management fees, incentive management fees, and collateral management fees related to its pre-IPO and Post-IPO Management Agreements and the 2014-CLO Collateral Management Agreement (dollars in thousands):

	March 31, 2018	March 31, 2017
Post-IPO Management Agreement fees incurred	$5,630	$—
Post-IPO Management Agreement fees paid	5,232	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	4,299
Pre-IPO Management Agreement and Collateral Management fees paid	—	3,065

Management fees, incentive management fees, and collateral management fees included in payable to affiliates on the consolidated balance sheets at March 31, 2018 and December 31, 2017 are approximately $5.6 million and $5.2 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended March 31, 2018 and 2017, $0.3 million and $0.0 million were incurred by the Manager and reimbursable by the Company, respectively.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested shares of its common stock qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2018 and 2017, $0.03 million and $0.0 million of common stock dividends declared and undistributed net income attributable to common stockholders, respectively, were allocated to unvested shares of our common stock.

At March 31, 2018, all share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net Income Attributable to Common Stockholders	$25,111	$23,475
Weighted-Average Common Shares Outstanding, Basic and Diluted	60,393,818	48,446,028
Per Common Share Amount, Basic and Diluted	$0.42	$0.48

(12) Stockholders’ Equity

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

10b5-1 Purchase Plan

The Company entered into an agreement and related amendments (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share. During the three months ended March 31, 2018, the Company repurchased 0.4 million shares of common stock, at a weighted average price of $18.83 per share, for total consideration (including commissions and related fees) of $8.4 million.

Through March 31, 2018, the Company has purchased 1.2 million shares of common stock, at a weighted average price of $19.28 per share, for total consideration (including commissions and related fees) of $22.5 million. At March 31, 2018, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $12.5 million.

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

On March 19, 2018, the Company’s Board of Directors declared a dividend for the first quarter of 2018 in the amount of $0.42 per share of common stock and Class A common stock, or $25.3 million in the aggregate, which dividend was payable on April 25, 2018 to holders of record of our common stock and Class A common stock as of March 29, 2018. On March 31, 2017, the Company declared a dividend associated with the first quarter of 2017 in the amount of $0.44 per share of common stock and Class A common stock, or $21.3 million in the aggregate, which was paid on April 25, 2017.

As of March 31, 2018 and December 31, 2017, $25.3 million and $23.1 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Liquidation

Upon liquidation of the Company, subsequent to the redemption of any outstanding shares of preferred stock, the net assets attributable to all classes of common stock shall be distributed pro rata among the common shareholders in proportion to the number of shares of common stock, regardless of class, held by each such holder.

Redemption of Series A Preferred Stock

On February 28, 2018, the Company redeemed all outstanding shares of Series A preferred stock for $0.1 million. At December 31, 2017, there were 125 shares of Series A preferred stock outstanding.

Other Comprehensive (Loss) Income

For the three months ended March 31, 2018 and 2017, other comprehensive (loss) income was $(0.2) million and $1.2 million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on CMBS available-for-sale.

(13) Share-based Incentive Plan

The Company does not have any employees as we are externally managed by our Manager. However, as of March 31, 2018, certain individuals employed by an affiliate of our Manager and certain members of our Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

The shares generally vest in installments over a three-year period, pursuant to the terms of the award and the Incentive Plan. As of March 31, 2018, there were 77,418 shares of common stock outstanding and total unrecognized compensation cost related to unvested share-based compensation arrangements of $1.3 million, based on the March 29, 2018 closing price of our common stock on the New York Stock Exchange of $19.89, which is expected to be recognized over a weighted average period of 3.25 years from March 31, 2018. For the three months ended March 31, 2018, the Company recognized $0.2 million of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

(14) Commitments and Contingencies

Unfunded Commitments

As of March 31, 2018 and December 31, 2017, the Company had $530.5 million and $529.0 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of March 31, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of March 31, 2018 and December 31, 2017 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of March 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,139,065	$198,708	27.5%	$940,357	26.0%
Multifamily	961,175	74,921	23.2	886,254	24.5
Hotel	693,569	23,071	16.7	670,498	18.5
Condominium	541,260	136,377	13.0	404,883	11.2
Mixed Use	543,500	55,968	13.1	487,532	13.5
Retail	194,980	41,500	4.7	153,480	4.2
Industrial	66,500	—	1.6	66,500	1.8
Other	10,138	—	0.2	10,138	0.3
Total	$4,150,187	$530,545	100.0%	$3,619,642	100.0%

	As of December 31, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$836,826	$160,450	22.5%	$676,376	21.1%
Multifamily	813,775	75,509	21.8	738,266	23.1
Hotel	693,569	27,980	18.6	665,589	20.8
Condominium	679,779	166,358	18.2	513,421	16.1
Mixed Use	431,500	57,243	11.6	374,257	11.7
Retail	195,012	41,500	5.2	153,512	4.8
Industrial	66,500	—	1.8	66,500	2.1
Other	10,195	—	0.3	10,195	0.3
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$1,892,296	$186,007	45.5%	$1,706,289	47.0%
South	1,124,791	250,399	27.1	874,392	24.2
West	716,228	80,492	17.3	635,736	17.6
Midwest	367,872	13,647	8.9	354,225	9.8
Various	49,000	—	1.2	49,000	1.4
Total	$4,150,187	$530,545	100.0%	$3,619,642	100.0%

	December 31, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$1,600,619	$167,447	42.9%	$1,433,172	44.8%
South	1,147,510	278,890	30.8	868,620	27.2
West	674,123	67,746	18.1	606,377	19.0
Midwest	255,904	14,957	6.9	240,947	7.5
Various	49,000	—	1.3	49,000	1.5
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Category

A summary of the loan portfolio by category as of March 31, 2018 and December 31, 2017 based on total loan commitment and current UPB is as follows (dollars in thousands):

	As of March 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$2,323,007	$185,515	56.0%	$2,137,492	59.0%
Moderate Transitional	810,693	147,399	19.5	663,294	18.3
Construction	466,362	135,017	11.2	331,345	9.2
Light Transitional	550,125	62,614	13.3	487,511	13.5
Total	$4,150,187	$530,545	100.0%	$3,619,642	100.0%

	As of December 31, 2017
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$1,927,488	$176,316	51.7%	$1,751,172	54.7%
Moderate Transitional	723,075	132,483	19.4	590,592	18.5
Construction	609,468	166,358	16.4	443,110	13.9
Light Transitional	467,125	53,883	12.5	413,242	12.9
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

(16) Subsequent Events

The following events occurred subsequent to March 31, 2018:

Cash Dividend

On April 25, 2018, the Company paid a cash dividend on its common stock and Class A common stock of $0.42 per share, or $25.3 million, to stockholders of record as of March 29, 2018.

10b5-1 Purchase Plan

The Company did not repurchase any shares of common stock under the 10b5-1 Purchase Plan from April 1, 2018 through May 7, 2018.

Senior Mortgage Loan Originations

From April 1, 2018 through May 7, 2018, the Company originated and is in the process of closing, five first mortgage loans with a total loan commitment amount of $450.0 million. Upon closing, these loans will be funded upon closing with a combination of cash-on-hand and borrowings.

Amendments to Lending Arrangements

On May 4, 2018, the Company amended its guaranty agreements to align and simplify its financial covenants and allow for additional leverage across its lending arrangements where Holdco is the guarantor. See Part II, Item 5. Other Information included in this Form 10-Q for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

The Company has evaluated subsequent events through May 7, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “TPG RE Finance Trust,” “Company,” “we,” “us,” or “our” refer to TPG RE Finance Trust, Inc. and its subsidiaries unless the context specially requires otherwise.

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 26, 2018. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under the heading Item 1A – “Risk Factors” in our Form 10-K filed with the SEC on February 26, 2018.

Overview

We are a commercial real estate finance company externally managed by TPG RE Finance Trust Management, L.P. and sponsored by TPG. We directly originate, acquire and manage commercial mortgage loans and other commercial real estate-related investments in North America for our balance sheet. Our objective is to provide attractive risk-adjusted returns to our stockholders over time through cash distributions and capital appreciation. To meet our objective, we focus primarily on directly originating and selectively acquiring floating rate first mortgage loans that are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning. The collateral underlying our loans is located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals.

As of March 31, 2018, our portfolio consisted of 59 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $3.6 billion and three mezzanine loans with an aggregate unpaid principal balance of $58.0 million, and collectively having a weighted average credit spread of 4.5%, a weighted average all-in yield of 6.4%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.7 years, and a weighted average LTV of 60.6%. As of March 31, 2018, 99.9% of the loan commitments in our portfolio consisted of floating rate loans, and 98.6% of the loan commitments in our portfolio consisted of first mortgage loans (or interests therein). We also had $530.5 million of unfunded loan commitments as of March 31, 2018, our funding of which is subject to borrower satisfaction of certain milestones. In addition, as of March 31, 2018, we held 15 CMBS investments, with an aggregate face amount of $148.5 million and a weighted average coupon of 3.2%.

We currently operate our business as one segment which directly originates and acquires commercial mortgage loans and other commercial real estate-related debt instruments. We have made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we believe that our organization and current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. We operate our business in a manner that permits us to maintain an exclusion or exemption from registration under the Investment Company Act.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended March 31, 2018, we recorded earnings and Core Earnings per diluted common share of $0.42. Our book value per common share as of March 31, 2018 was $19.82, unchanged from December 31, 2017. In addition, for the quarter ended March 31, 2018, we declared a cash dividend of $0.42 per share. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net Income Attributable to Common Stockholders(1)	$25,111	$24,754
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)(3)	60,393,818	60,796,636
Basic and Diluted Earnings per Common Share(3)	$0.42	$0.41
Dividends Declared per Common Share(3)	$0.42	$0.38

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.
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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net Income Attributable to Common Stockholders(1)	$25,111	$24,754
Non-Cash Compensation Expense	177	33
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$25,288	$24,787
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	60,393,818	60,796,636
Core Earnings per Common Share, Basic and Diluted(2)	$0.42	$0.41

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	March 31, 2018	December 31, 2017
Total Stockholders’ Equity	$1,192,613	$1,201,331
Preferred Stock	—	125
Stockholders’ Equity, Net of Preferred Stock	$1,192,613	$1,201,206
Number of Common Shares Outstanding at Period End(1)(2)	60,175,160	60,618,730
Book Value per Common Share(2)	$19.82	$19.82

(1)	Includes shares of common and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

First Quarter 2018 Highlights

Operating Results:

•	Generated net income attributable to common stockholders of $25.1 million, an increase of $1.6 million, or 7.0%, as compared to the three months ended March 31, 2017.
•	Declared dividends of $25.3 million, or $0.42 per share, representing an annualized dividend yield of 8.5% on a Book Value per Common Share of $19.82 as of March 31, 2018.
•	Reported Core Earnings of $25.3 million, or $0.42 per share, a 2.0% increase from the three months ended December 31, 2017.

Investment Activity:

•

Originated seven loans with a total commitment of approximately $579.2 million, an initial unpaid principal balance of $516.7 million, unfunded commitments at closing of $62.5 million, and a weighted average interest rate of LIBOR plus 3.8%.

•	Funded $61.0 million in connection with existing loans having future funding obligations.
•	Received cash proceeds of $156.2 million from loan principal repayments.

Liquidity and Portfolio Financing:

•

At March 31, 2018, we had unrestricted cash of $74.4 million, a portion of which is subject to certain liquidity covenants, and CMBS investments with an aggregate face amount of $148.5 million available for sale.

•

At March 31, 2018, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $104.1 million under secured revolving repurchase and senior secured credit facilities with seven lenders and asset-specific financings:

•

$10.9 million of undrawn capacity in connection with our secured revolving repurchase and senior secured credit facilities, with a maximum facility commitment of $3.0 billion and a weighted average interest rate of LIBOR plus 2.2%, with mark-to-market provisions limited to asset and market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.3 years.

•

$93.2 million of undrawn capacity in connection with asset-specific financings with a maximum commitment amount of $330.8 million at a weighted average interest rate of LIBOR plus 3.8% and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions) of 2.2 years.

•

At March 31, 2018, we had $1.3 billion of financing capacity under secured revolving repurchase and senior secured credit facilities provided by seven lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loans or CMBS we pledge to them to secure additional borrowings.

•

$1.2 billion of financing capacity is available under our secured revolving repurchase and senior secured credit facilities for loan originations and acquisitions, with a maximum facility commitment of $2.8 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions and have obtained the consent of our lenders) of 2.4 years. These facilities are 25% recourse to the Company’s wholly-owned subsidiary, TPG RE Finance Trust Holdco, LLC (“Holdco”).

•

$157.1 million of financing capacity is available for CMBS investments, with a maximum facility commitment of $200 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged and a weighted average term to maturity of 0.2 years. These facilities are 100% recourse to Holdco.

•

At March 31, 2018, we had a $932.4 million collateralized loan obligation, related to 25.8% of our mortgage loan portfolio, which bears interest at LIBOR plus 1.08%, and contains a replenishment feature that, subject to certain limitations, provides additional liquidity for existing loan investments as underlying loans repay.

Portfolio Overview

Loan Portfolio

During the three months ended March 31, 2018, we originated seven loans with a total commitment of approximately $579.2 million, of which $516.7 million was funded at origination. Other loan fundings included $61.0 million in connection with existing loans having future funding obligations. Proceeds from loan repayments during the three months ended March 31, 2018 totaled $156.2 million. We generated interest income of $59.4 million and incurred interest expense of $26.0 million, which resulted in net interest income of $33.4 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

Three Months Ended
March 31, 2018
Loan originations— initial funding	$516,738
Other loan fundings(1)	60,972
Loan repayments	(156,183)
Total loan fundings (net of repayments)	$421,527

(1)	Additional fundings made under existing loan commitments during the three months ended March 31, 2018.

The following table details overall statistics for our loan portfolio as of March 31, 2018 (dollars in thousands):

		Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	61	63	62	1
% of portfolio (by unpaid principal balance)	100.0%	100.0%	99.9%	0.1%
Total loan commitment	$4,150,187	$4,231,687	$4,229,079	$2,608
Unpaid principal balance	$3,619,642	$3,619,642	$3,617,034	$2,608
Unfunded loan commitments(2)	$530,545	$530,545	$530,545	$—
Carrying value	$3,597,210	$3,597,210	$3,594,788	$2,422
Weighted average credit spread(3)	4.5%	4.5%	4.5%	5.6%
Weighted average all-in yield(3)	6.4%	6.4%	6.4%	7.9%
Weighted average term to extended maturity (in years)(4)	3.7	3.7	3.7	2.4
Weighted average LTV(5)	60.6%	60.6%	60.6%	84.2%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed, including $81.5 million of such non-consolidated senior interests sold or co-originated in two loans that are not included in our balance sheet portfolio. See “—Portfolio Financing—Non-Consolidated Senior Interests” for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance development, property improvements or lease-related expenditures by our borrowers, and in some instances to finance operating deficits during renovation and lease-up.

(3)

As of March 31, 2018, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2018 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2018, based on the unpaid principal balance of our total loan exposure, 72.1% of our loans were subject to yield maintenance or other prepayment restrictions and 27.9% were open to repayment by the borrower without penalty.

(5)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of March 31, 2018, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to March 31, 2018.

CMBS Portfolio

We may invest in CMBS or CMBS-related assets as part of our investment strategy, primarily as a short-term cash management tool. Our current CMBS portfolio consists of 10 floating and five fixed rate securities whose underlying collateral is primarily United States treasury bonds or first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in New York, California, and Texas with no state representing more than 11% of an investment’s current face amount. Additionally, 57.3% of our CMBS portfolio relates to US Government guaranteed securities or securities issued by a government sponsored enterprise (“GSE”).

The following table details overall statistics for our CMBS portfolio as of March 31, 2018 (dollars in thousands):

		CMBS Investment Exposure(1)
	Balance Sheet Portfolio	Floating Rate	Fixed Rate
Number of securities	15	10	5
% of portfolio (by current face amount)	100.0%	42.5%	57.5%
Par value	$176,729	$90,415	$86,314
Current face amount(2)	$148,534	$63,084	$85,450
Weighted average coupon	3.2%	2.6%	3.7%
Weighted average yield to expected maturity(3)	2.8%	2.4%	3.1%
Weighted average life (in years)	2.4	2.7	2.2
Weighted average principal repayment window (in years)	3.8	2.9	4.4
Contractual maturity (in years)	19.8	24.8	16.0
Ratings range(4)	Unrated to AAA	AA- to AAA	Unrated to AAA

(1)	Weighted by estimated fair value as of March 31, 2018.
(2)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)

Ratings range includes one structured finance investment that is unrated. This structured finance investment is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The other CMBS investments are rated AA- through AAA.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of March 31, 2018 and December 31, 2017 based on our internal risk ratings (dollars in thousands):

	March 31, 2018		December 31, 2017
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$49,000	1	$—	—
2	1,217,948	18	1,318,816	22
3	2,156,579	36	1,680,913	29
4	173,683	6	175,943	6
5	—	—	—	—
	$3,597,210	61	$3,175,672	57

The weighted average risk rating of our total loan exposure based on unpaid principal balance was 2.7 and 2.6 as of March 31, 2018 and December 31, 2017.

Portfolio Financing

Our portfolio financing arrangements include secured revolving repurchase facilities, a senior secured credit facility, a CLO, asset-specific financings (classified as notes payable on the consolidated balance sheet), and non-consolidated senior interests.

The following table details our portfolio financing (dollars in thousands):

	Outstanding Principal Balance
	March 31, 2018	December 31, 2017
Secured revolving repurchase facilities	$1,549,750	$1,835,801
Senior secured credit facility	89,600	—
CLO financing	745,904	—
Asset-specific financings	237,590	289,487
Total indebtedness(1)	$2,622,844	$2,125,288

(1)	Excludes deferred financing costs of $17.2 million and $10.3 million as of March 31, 2018 and December 31, 2017, respectively.

Secured Revolving Repurchase Facilities

As of March 31, 2018, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $1.5 billion, with a weighted average interest rate of LIBOR plus 2.2% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.6% per annum, and a weighted average advance rate of 75.0%. As of March 31, 2018, outstanding borrowings under these facilities had a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.3 years. The Morgan Stanley secured revolving repurchase facility has an initial maturity date of May 4, 2019 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this facility. These facilities are 25% recourse to Holdco. The related guaranties include various covenants covering net worth, liquidity, recourse limitations, and debt coverage, as discussed below. The Company believes it is in compliance with all covenants as of March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, the Company had two secured revolving repurchase facilities to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at both March 31, 2018 and December 31, 2017 consisted of three mortgage-backed securities. These facilities are 100% recourse to Holdco. The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage, as discussed below. The Company believes it is in compliance with all covenants as of March 31, 2018 and December 31, 2017.

The following tables detail our secured revolving repurchase facilities (dollars in thousands):

	March 31, 2018
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$656,159	74.7%	$480,136	$472,920	$7,216	$269,864	L+2.1%	8/19/2019
Wells Fargo	750,000	572,996	75.7	430,760	429,783	977	319,240	L+2.1%	5/25/2021
JP Morgan	376,407	381,176	71.2	268,904	267,624	1,280	107,503	L+2.5%	8/20/2020
Morgan Stanley	500,000	364,587	75.6	266,507	265,096	1,411	233,493	L+2.4%	N/A
US Bank	150,000	93,000	77.1	71,400	71,400	—	78,600	L+2.0%	12/9/2022
Subtotal/Weighted Average—Loans	$2,526,407	$2,067,918	74.6%	$1,517,707	$1,506,823	$10,884	$1,008,700	L+2.2%
Royal Bank of Canada	100,000	8,418	90.0	7,709	7,709	—	92,291	L+1.0%	6/20/2018	(5)
Goldman Sachs	100,000	39,127	90.0	35,218	35,218	—	64,782	L+0.0%	6/1/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,545	90.0%	$42,927	$42,927	$—	$157,073	L+0.2%
Total/Weighted Average	$2,726,407	$2,115,463	75.0%	$1,560,634	$1,549,750	$10,884	$1,165,773	L+2.2%

	December 31, 2017
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$890,736	71.8%	$636,639	$566,747	$69,892	$113,361	L+2.2%	8/19/2019
Wells Fargo	750,000	814,886	75.1	606,386	517,538	88,848	143,614	L+2.1%	5/25/2021
JP Morgan	376,942	382,135	71.3	269,627	256,928	12,699	107,315	L+2.5%	8/20/2020
Morgan Stanley	500,000	533,707	75.7	403,155	379,998	23,157	96,845	L+2.4%	N/A
US Bank	150,000	93,000	77.1	71,400	71,400	—	78,600	L+2.0%	12/9/2022
Subtotal/Weighted Average—Loans	$2,526,942	$2,714,464	73.7%	$1,987,207	$1,792,611	$194,596	$539,735	L+2.2%
Royal Bank of Canada	100,000	8,418	90.0	7,805	7,805	—	92,195	L+1.0%	3/20/2018	(5)
Goldman Sachs	100,000	39,332	90.0	35,385	35,385	—	64,615	L+0.1%	3/2/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,750	90.0%	$43,190	$43,190	$—	$156,810	L+0.3%
Total/Weighted Average	$2,726,942	$2,762,214	74.1%	$2,030,397	$1,835,801	$194,596	$696,545	L+2.2%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the facility commitment less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to March 31, 2018 or December 31, 2017, respectively.

Borrowings under our secured revolving repurchase facilities are subject to the initial approval of eligible collateral loans (or CMBS, depending on the facility) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase facilities during the three months ended March 31, 2018 are as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	Carrying Value	Maximum Month End Balance	Average Month End Balance
Goldman Sachs	$472,920	$585,872	$514,838
Wells Fargo	429,783	607,650	487,237
JP Morgan	267,624	267,624	263,272
Morgan Stanley	265,096	379,998	303,397
US Bank	71,400	71,400	71,400
Subtotal / Averages - Loans(1)	$1,506,823	$1,901,184	$1,640,144
Goldman Sachs	35,218	35,385	35,330
Royal Bank of Canada	7,709	7,805	7,773
Subtotal / Averages - CMBS(1)	$42,927	$43,190	$43,103
Total / Averages - Loans and CMBS(1)	$1,549,750	$1,944,374	$1,683,247

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase facilities at a month end during the three months ended March 31, 2018.

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

As of March 31, 2018, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase facilities taken as a whole) was 25.0%, as compared to 25.9% at December 31, 2017.

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

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured revolving repurchase facility, we generally retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured revolving repurchase facility and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the repurchase lender’s prior consent.

The secured revolving repurchase facilities include customary affirmative and negative covenants for similar secured revolving repurchase facilities, including, but not limited to, reporting requirements, collateral diversity requirements and/or concentration limits, and certain operational restrictions. In addition, each secured revolving repurchase facility requires that the guarantor (Holdco) maintain compliance with financial covenants, including the following:

•	maintenance of minimum cash liquidity, the amount of which varies from agreement to agreement;
•

maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company;

•	maintenance of a debt to equity ratio not to exceed 3.0 to 1.0; and
•

maintenance of a minimum interest coverage ratio (EBITDA to interest expense or fixed charges) of no less than (i) 1.5 to 1.0 (for three of the facilities) or (ii) 1.4 to 1.0 (for two of the facilities).

From time to time, the financial covenants in each of our secured revolving repurchase facilities may be amended. See Part II, Item 5. Other Information included in this Form 10-Q for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

Collateralized Loan Obligation

On February 14, 2018 (the “Closing Date”), the Company closed TRTX 2018-FL1, a $932.4 million collateralized loan obligation through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Issuers used proceeds from the issuance of the Securities to purchase one first mortgage whole loan and 25 pari passu first mortgage loan investment participation interests at a current advance rate of 80.0% and a weighted average coupon of LIBOR plus 1.08%. This financing transaction provides non-recourse financing that eliminates mark-to-mark risk, improves our matched-term funding profile, and a reduced cost of funds while increasing our portfolio financing advance rate. We retained ownership of $186.5 million of the Notes sold and Preferred Shares in the Issuers.

We used proceeds from the issuance of the Securities to: (i) repay an aggregate of $670.3 million of borrowings under our secured revolving repurchase facilities with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, creating additional borrowing capacity for new loan originations; (ii) to pay transactions expenses; and (iii) net proceeds of $66.2 million were retained for new loan originations and general corporate purposes.

Asset-Specific Financings

At March 31, 2018 and December 31, 2017, we had outstanding six and seven investments financed with three separate counterparties as asset-specific financings, respectively. During the three months ended March 31, 2018, we repaid one of the outstanding Deutsche Bank asset-specific financings at December 31, 2017 with the net proceeds from the related loan repayment of $60.8 million. In instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized by the additional loans pledged as collateral.

The following tables detail our asset-specific financings at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	2	$184,340	$137,743	N/A	$137,280	L+6.91%	08/23/19
Financing provided	2	114,423	85,203	29,220	84,883	L+3.40%	08/23/19
Bank of the Ozarks
Collateral asset	3	265,522	177,103	N/A	176,378	L+6.97%	07/30/20
Financing provided	3	183,834	119,887	63,947	119,204	L+4.30%	07/30/20
BMO Harris
Collateral assets	1	45,000	45,000	N/A	44,701	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,291	L+2.65%	04/09/22
Totals
Total collateral assets	6	$494,862	$359,846	N/A	$358,359	L+6.73%
Total financing provided	6	$330,757	$237,590	$93,167	$236,378	L+3.75%

	December 31, 2017
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	3	$245,115	$190,587	N/A	$189,994	L+6.57%	11/23/19
Financing provided	3	156,965	122,847	34,119	122,433	L+3.49%	11/23/19
Bank of the Ozarks
Collateral asset	3	305,000	195,065	N/A	194,147	L+7.15%	04/18/20
Financing provided	3	209,750	134,140	75,610	133,224	L+4.36%	04/18/20
BMO Harris
Collateral assets	1	45,000	45,000	N/A	44,665	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,266	L+2.65%	04/09/22
Totals
Total collateral assets	7	$595,115	$430,652	N/A	$428,806	L+6.69%
Total financing provided	7	$399,215	$289,487	$109,729	$287,923	L+3.80%

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

(2)	All of the floating rate loans and related liabilities are indexed to LIBOR.
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

Examples of “bad boy” defaults under the Deutsche Bank, Bank of the Ozarks and BMO Harris asset-specific financings include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreements for each of the asset-specific financings also contain financial covenants covering liquid assets and net worth requirements. See Part II, Item 5. Other Information included in this Form 10-Q for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

Senior Secured Credit Facility

We are a party to a senior secured credit facility agreement with Bank of America N.A. with a maximum facility amount of $250 million, which may increase from time to time, up to $500 million, at our request and agreement by the lender. The current extended maturity of this facility is September 2022. This facility is 25% recourse to Holdco, and the related guaranty includes various covenants covering net worth, liquidity, recourse limitations and debt coverage. See Part II, Item 5. Other Information included in this Form 10-Q for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

The following table details the senior secured credit facility as of March 31, 2018 (dollars in thousands):

	March 31, 2018
Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	2.5%	4.4%	$250,000	$160,400	$89,600

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

The following table details the subordinate interests retained on our balance sheet based on the total loan we financed through the use of non-consolidated senior interests sold or co-originated as of March 31, 2018 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Carrying Value	Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity(2)
Senior loans sold or co-originated	2	$81,500	$44,000	N/A	L+2.1%	N/A	7/20/2020
Retained mezzanine loans	2	$35,500	$35,500	$35,375	L+11.1%	N/A	3/31/2021
Total loans	2	$117,000	$79,500	N/A	L+6.1%	N/A	11/10/2020

(1)	The retained loan investment and related non-consolidated senior interest sold or co-originated are indexed to LIBOR.
(2)	Weighted average term to extended maturity assumes all extension options are exercised by the borrowers; provided, however, that our loans may be repaid prior to such date.

Debt-to-Equity Ratio and Total Leverage Ratio

Our Debt-to-Equity and Total Leverage ratios increased from December 31, 2017 as a result of closing TRTX 2018-FL1, our $932.4 million collateral loan obligation which has an 80% advance rate, and the utilization of increased advance rates on mortgage loans originated during the three months ended March 31, 2018. The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.14x	1.71x
Total leverage ratio(2)	2.21x	1.82x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of March 31, 2018, 99.9% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.0 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2018, the remaining 0.1% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which results in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing. Due to the short remaining term to maturity and the small percentage of our loan portfolio represented by fixed rate loans, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our mortgage loan portfolio’s net floating rate exposure as of March 31, 2018 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$3,617,034
Floating rate debt(1)(2)	(2,579,917)
Net floating rate exposure	$1,037,117

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes CMBS investments and related liabilities.

(2)

Floating rate liabilities include secured revolving repurchase facilities, CLO, asset-specific financings, and non-consolidated senior interests sold or co-originated as part of our mortgage loan portfolio financing activities.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and financing costs and the corresponding weighted average yields for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,
	2018			2017
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$3,394,314	$55,451	6.5%	$2,510,296	$45,923	7.3%
Retained mezzanine loans(3)	63,577	3,175	20.0	52,374	1,328	10.1
CMBS	106,828	739	2.8	83,650	690	3.3
Core interest-earning assets	$3,564,719	$59,365	6.7	$2,646,320	$47,941	7.2

Interest-bearing liabilities:
Asset-specific financing	$254,846	$3,905	6.1%	$145,379	$1,481	4.1%
Secured revolving repurchase agreements(4)	1,683,247	18,411	4.4	1,071,703	10,294	3.8
CLO	497,269	3,418	2.7	526,830	5,469	4.2
Subscription secured facility(5)	—	—	—	36,667	556	6.1
Senior secured credit facility	29,867	264	3.5	$—	$—	—
Total interest-bearing liabilities	$2,465,229	$25,998	4.2	$1,780,579	$17,800	4.0
Net interest income(6)		$33,367			$30,141

Other Interest-earning assets:
Cash equivalents	$96,251	$271	1.1%	$78,244	$5	—
Accounts receivable from servicer/trustee	$500	—	—	$25,096	$2	—
Total interest-earning assets	$3,661,470	$59,636	6.5%	$2,749,660	$47,948	7.0%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)

Retained mezzanine loans interest income for the three months ended March 31, 2018 includes a minimum multiple payment related to the repayment in full during the first quarter of 2018 of one of the Company's mezzanine loans.

(4)

Secured revolving repurchase agreements interest expense for the three months ended March 31, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL1 during the period.

(5)	Weighted average yield for the three months ended March 31, 2017 reflects significant borrowings that were repaid prior to period end.
(6)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	$
INTEREST INCOME
Interest Income	$59,365	$47,941	$11,424
Interest Expense	(25,998)	(17,800)	(8,198)
Net Interest Income	33,367	30,141	$3,226
OTHER REVENUE
Other Income, net	366	122	244
Total Other Revenue	366	122	244
OTHER EXPENSES
Professional Fees	899	729	170
General and Administrative	1,108	469	639
Servicing and Asset Management Fees	767	1,136	(369)
Management Fees	4,704	2,588	2,116
Collateral Management Fee	—	131	(131)
Incentive Management Fee	926	1,581	(655)
Total Other Expenses	8,404	6,634	1,770
Income Before Income Taxes	25,329	23,629	1,700
Income Taxes	(215)	(154)	(61)
Net Income	25,114	23,475	1,639
Preferred Stock Dividends	(3)	—	(3)
Net Income Attributable to Common Stockholders(1)	25,111	23,475	1,636
Basic Earnings per Common Share(2)	$0.42	$0.48	$(0.06)
Diluted Earnings per Common Share(2)	$0.42	$0.48	$(0.06)
Dividends Declared per Common Share(2)	$0.42	$0.44	$(0.02)
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	$(214)	$1,232	$(1,446)
Comprehensive Income	$24,900	$24,707	$193

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Net Interest Income

Net interest income increased $3.2 million, to $33.4 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due primarily to loan portfolio growth of $990.7 million and a higher average LIBOR on the underlying loans. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $753.4 million to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change in other revenue was primarily due to higher cash balances during the three months ended March 31, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $2.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in other expenses for the three months ended March 31, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $2.1 million due to growth in the Company’s quarterly common stockholder’s equity base of $211.6 million due to our initial public offering and growth in Core Earnings and (ii) an increase of general and administrative expenses and professional fees of $0.8 million as a result of our continued growth in size and the complexities of being a public company. These increases were partially offset by a decrease in servicing and asset management fees and collateral management fees of $0.5 million due primarily to the termination of our private collateralized loan obligation in August 2017.

Our operating expenses have increased as a public company, due primarily to: increased fees payable to our Manager as a result of our Management Agreement; and increased general and administrative expenses as a public company than when private due to SEC reporting costs, compliance costs, investor relations costs, increased audit and tax accounting fees, NYSE costs, regulatory compliance, and other items required of a public company.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager decreased by $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change in incentive compensation to our Manager was primarily a result of our post-IPO Management Agreement.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

During the three months ended March 31, 2018, we declared cash dividends of $0.42 per share, or $25.3 million. During the three months ended March 31, 2017, we declared cash dividends of $0.44 per share, or $21.3 million. The per share decrease was primarily due to an increase of shares outstanding of our common stock and Class A common stock of 11.9 million shares resulting from our initial public offering and stock dividend completed during the year ended December 31, 2017.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income decreased $1.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily related to fair value fluctuations and changes in the CMBS investment composition from the three months ended March 31, 2017.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under asset-specific financings, secured revolving repurchase agreements, the sale of non-consolidated senior interests, a senior secured credit facility, and two CLOs. As of March 31, 2018, we had outstanding 60.2 million shares of our common stock and Class A common stock representing $1.2 billion of stockholders’ equity, and $2.6 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under asset-specific financings, secured revolving repurchase agreements, a senior secured credit facility, and CLO.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, accounts receivable from our servicers from loan repayments of our net loans held for investment, available borrowings under asset-specific financings, secured revolving repurchase facilities, and a senior secured credit facility, which are set forth in the following table (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$74,382	$75,037
Secured revolving repurchase facilities (undrawn capacity)	10,884	194,596
Asset-specific financing	93,167	109,728
Total	$178,433	$379,361

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest. Additionally, our CMBS investments, which are primarily used for cash management purposes, are available for sale and may be sold to provide additional liquidity. The future sale of non-consolidated senior interests would also provide incremental liquidity upon loan origination.

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.6 billion of outstanding borrowings, $530.5 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2018 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$530,545	$128,473	$397,072	$5,000	$—
Secured debt agreements—principal(2)	2,622,845	1,126,407	1,496,438	—	—
Secured debt agreements—interest(2)	104,024	75,220	28,804	—	—
Total(3)	$3,257,414	$1,330,100	$1,922,314	$5,000	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of March 31, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(3)	Total excludes $81.5 million of non-consolidated senior interests sold or co-originated, as the satisfaction of these interests is not expected to require a cash outlay from us.

With respect to our debt obligations that are contractually obligated to be paid in the next several years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the capital markets to raise cash to fund new investments; (iv) the issuance of additional structured finance vehicles, such as a CLO similar to TRTX 2018-FL1, as a method of financing; and/or (v) selling loan or CMBS investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$23,454	$24,981
Cash flows (used in) investing activities	(480,890)	(197,444)
Cash flows provided by financing activities	456,481	150,970
Net (decrease) in cash, cash equivalents, and restricted cash	$(955)	$(21,493)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $1.0 million for the three months ended March 31, 2018, compared to a net decrease of $21.5 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, cash flows provided by operating activities totaled $23.5 million related primarily to net interest income, cash flows used in investing activities totaled $480.9 million due primarily to loan originations, and cash flows provided by financing activities totaled $456.5 million due primarily to proceeds from our CLO issuance and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new loans and acquire CMBS investments of $576.2 million during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Corporate Activities

Dividends

On March 19, 2018, we declared a cash dividend for the first quarter of 2018, to holders of record of our common stock and Class A common stock as of March 29, 2018, in the amount of $0.42 per share of common stock and Class A common stock, or $25.3 million in the aggregate, which dividend was paid on April 25, 2018.

Preferred Stock Redemption

On February 28, 2018, we redeemed all of the outstanding shares of Series A preferred stock for $0.1 million.

10b5-1 Purchase Plan

During the three months ended March 31, 2018, we purchased 443,570 shares of common stock under the 10b5-1 Purchase Plan, at a weighted average price of $18.83 per share, for total consideration (including commissions and related fees) of $8.4 million.

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

Subsequent Events

The following events occurred subsequent to quarter end:

Cash Dividend

On April 25, 2018, we paid a cash dividend on our common stock and Class A common stock of $0.42 per share, or $25.3 million, to stockholders of record as of March 29, 2018.

10b5-1 Purchase Plan

We did not repurchase any shares of common stock under the 10b5-1 Purchase Plan from April 1, 2018 through May 7, 2018.

Senior Mortgage Loan Originations

From April 1, 2018 through May 7, 2018, we originated and are in the process of closing, five first mortgage loans with a total loan commitment amount of $450.0 million. Upon closing, these loans will be funded with a combination of cash-on-hand and borrowings.

Amendments to Lending Arrangements

On May 4, 2018, the Company amended its guaranty agreements to align and simplify its financial covenants and allow for additional leverage across its lending arrangements where Holdco is the guarantor. See Part II, Item 5. Other Information included in this Form 10-Q for details about certain amendments to the Company’s financial covenants subsequent to March 31, 2018.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of March 31, 2018 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	04/28/17	$188.0	$142.0	$140.8	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed Use	Bridge	$292 Sq ft	60.7%	(10)	3
2	Senior Loan	10/12/17	180.0	167.5	166.1	L +3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
3	Senior Loan	09/29/17	173.3	151.8	150.4	L +4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
4	Senior Loan	02/14/18	165.0	154.4	153.6	L +3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$129,412 Unit	78.4%		3
5	Senior Loan	12/16/16	164.0	122.5	121.6	L +4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$461 Sq ft	47.7%		4
6	Senior Loan	08/23/16	132.0	84.3	83.7	L +7.5%	L +7.9%	Floating	8/23/21	Fort Lauderdale, FL	Condominium	Construction	$281 Sq ft	19.8%		2
7	Senior Loan	08/10/17	125.9	116.6	115.8	L +4.8%	L +5.0%	Floating	9/9/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	56.8%		3
8	Senior Loan	08/22/17	121.6	99.5	98.9	L +4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
9	Senior Loan	02/13/18	112.0	112.0	110.9	L +3.5%	L +3.8%	Floating	3/9/23	Chicago, IL	Mixed Use	Bridge	$351 Sq ft	78.4%		3
10	Senior Loan	09/25/15	108.0	86.6	86.2	L +7.0%	L +7.3%	Floating	9/25/19	Miami, FL	Condominium	Construction	$253 Sq ft	84.7%		2
11	Senior Loan	07/21/17	106.6	90.0	89.2	L +4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
12	Senior Loan	10/16/15	96.4	91.0	90.8	L +4.8%	L +5.0%	Floating	10/16/20	San Diego, CA	Office	Moderate Transitional	$310 Sq ft	73.1%		3
13	Senior Loan	07/24/17	93.5	85.2	84.6	L +3.3%	L +3.5%	Floating	8/9/22	Phoenix, AZ	Mixed Use	Bridge	$148 Sq ft	64.0%		2
14	Senior Loan	08/31/15	92.9	74.7	74.6	L +6.0%	L +6.2%	Floating	8/31/19	Dallas, TX	Condominium	Construction	$296 Sq ft	5.4%		2
15	Senior Loan	02/13/17	90.5	70.7	70.1	L +4.8%	L +5.0%	Floating	2/13/22	Torrance, CA	Office	Moderate Transitional	$247 Sq ft	64.4%		3
16	Senior Loan	10/14/15	90.0	88.3	88.2	L +3.9%	L +4.2%	Floating	10/14/20	Brooklyn, NY	Mixed Use	Light Transitional	$359 Sq ft	58.2%		2
17	Senior Loan	02/27/18	90.0	62.7	61.8	L +4.8%	L +5.1%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$198 Sq ft	52.2%		3
18	Senior Loan	09/29/17	89.5	67.0	66.3	L +3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
19	Senior Loan	02/01/17	85.0	79.2	78.7	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
20	Senior Loan	06/13/17	84.4	81.7	81.2	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		2
21	Senior Loan	03/16/16	84.2	61.8	61.6	L +4.8%	L +5.0%	Floating	3/16/21	Herndon, VA	Office	Light Transitional	$139 Sq ft	61.1%		3
22	Senior Loan	12/15/17	79.0	79.0	78.4	L +5.3%	L +5.6%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,205 Unit	59.6%		2
23	Senior Loan	06/29/15	76.4	51.1	51.1	L +6.8%	L +7.3%	Floating	6/29/19	Miami, FL	Condominium	Construction	$257 Sq ft	34.7%		2
24	Senior Loan	03/29/18	75.0	70.0	70.0	L +3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$157 Sq ft	72.3%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
25	Senior Loan	12/20/17	67.6	43.3	42.7	L +4.0%	L +4.3%	Floating	1/9/23	Arlington, VA	Office	Moderate Transitional	$194 Sq ft	51.7%		3
26	Senior Loan	05/25/16	67.0	67.0	66.6	L +3.7%	L +4.4%	Floating	9/9/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		3
27	Senior Loan	05/25/16	65.0	65.0	64.5	L +2.3%	L +3.7%	Floating	8/9/19	Sacramento, CA	Office	Bridge	$170 Sq ft	55.7%		2
28	Senior Loan	09/20/17	64.9	54.3	53.7	L +4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3
29	Senior Loan	03/01/16	64.2	53.2	53.0	L +4.9%	L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$289 Sq ft	54.1%		2
30	Senior Loan	11/16/17	63.0	63.0	62.5	L +3.4%	L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%		3
31	Senior Loan	03/01/16	61.2	45.6	45.4	L +5.1%	L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$474 Sq ft	67.9%		3
32	Senior Loan	06/14/17	60.0	60.0	59.6	L +3.9%	L +4.3%	Floating	7/9/20	Newark, NJ	Mixed Use	Bridge	$255 Sq ft	62.2%		3
33	Senior Loan	04/20/16	54.5	52.4	52.2	L +2.8%	L +3.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$153,881 Unit	42.6%		2
34	Senior Loan	01/23/18	54.2	50.1	49.6	L +3.4%	L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$125 Sq ft	66.9%		3
35	Senior Loan	12/20/17	51.0	51.0	50.5	L +4.0%	L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		3
36	Senior Loan	05/11/15	49.1	46.7	46.7	L +5.3%	L +5.4%	Floating	12/3/20	San Francisco, CA	Hotel	Light Transitional	$192,112 Unit	76.8%		3
37	Senior Loan	05/25/16	49.0	49.0	49.0	L +2.8%	L +3.4%	Floating	2/9/20	Various, Various	Hotel	Light Transitional	$64,644 Unit	61.4%	(11)	1
38	Senior Loan	09/13/16	48.5	46.0	45.8	L +4.3%	L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%		2
39	Senior Loan	03/30/18	47.0	42.0	41.5	L +3.7%	L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$163 Sq ft	57.9%		3
40	Senior Loan	01/22/16	45.0	40.6	40.5	L +4.3%	L +4.5%	Floating	1/22/21	New York, NY	Office	Light Transitional	$334 Sq ft	71.0%		3
41	Senior Loan	03/21/17	45.0	45.0	44.7	L +5.3%	L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%		3
42	Senior Loan	12/29/14	41.7	40.3	40.3	L +5.3%	L +4.0%	Floating	3/14/19	Manhattan, NY	Condominium	Bridge	$1,293 Sq ft	19.9%		3
43	Senior Loan	05/22/15	40.6	18.1	18.1	L +8.5%	L +8.8%	Floating	5/22/19	Aspen, CO	Condominium	Construction	$926 Sq ft	8.1%		3
44	Senior Loan	09/01/15	37.0	37.0	36.9	L +4.6%	L +4.9%	Floating	9/1/20	Santa Barbara, CA	Hotel	Bridge	$234,177 Unit	67.3%		3
45	Senior Loan	02/18/16	36.5	36.5	36.4	L +4.0%	L +4.3%	Floating	2/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%		2
46	Senior Loan	01/04/18	36.0	25.5	25.2	L +3.4%	L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%		3
47	Senior Loan	12/29/14	33.5	33.5	33.5	L +6.3%	L +6.1%	Floating	6/6/18	Chicago, IL	Hotel	Bridge	$127,060 Unit	68.4%		3
48	Senior Loan	10/11/16	32.0	32.0	31.8	L +5.9%	L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	(11)	3
49	Senior Loan	10/06/16	30.0	30.0	29.8	L +5.0%	L +5.3%	Floating	10/6/21	Los Angeles, CA	Industrial	Bridge	$115 Sq ft	73.3%		2
50	Senior Loan	06/08/16	28.3	28.5	28.4	L +4.6%	L +4.9%	Floating	6/8/21	Woodland Hills, CA	Retail	Moderate Transitional	$401 Sq ft	61.7%	(11)	3
51	Senior Loan	11/17/17	28.0	28.1	27.9	L +5.3%	L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%		2
52	Senior Loan	11/17/17	26.0	26.0	25.8	L +5.3%	L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%		2

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
53	Senior Loan	11/16/16	18.2	18.2	18.2	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$895 Sq ft	49.8%	4
54	Senior Loan	11/16/16	13.7	13.7	13.7	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$937 Sq ft	43.3%	4
55	Senior Loan	11/16/16	9.5	9.5	9.5	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$1,217 Sq ft	46.6%	4
56	Senior Loan	11/16/16	8.3	8.3	8.3	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$896 Sq ft	40.7%	4
57	Senior Loan	12/29/14	7.7	7.7	7.7	L +4.3%		L +12.3%	Floating	12/31/20	Raleigh, NC	Land	Bridge	$6 Sq ft	56.3%	3
58	Senior Loan	12/29/14	2.6	2.6	2.4	5.6%		7.9%	Fixed	9/10/20	Shelby Township, MI	Retail	Bridge	$24 Sq ft	84.2%	4
59	Senior Loan	12/29/14	2.4	2.4	2.4	L +4.3%		L +6.4%	Floating	12/31/20	Cary, NC	Land	Bridge	$1 Sq ft	53.3%	3
Subtotal / Weighted Average			4,091.4	3,561.7	3,539.4	4.4%	(9)	6.4%		3.7 yrs					60.7%	2.7
Mezzanine Loans:
60	Mezzanine Loan	4/20/16	23.3	22.4	22.4	L +7.8%		L +8.0%	Floating	4/20/21	Minneapolis, MN	Multifamily	Bridge	$219,830 Unit	60.8%	2
61	Mezzanine Loan	7/20/15	19.0	19.0	19.0	L +8.5%		L +8.7%	Floating	7/20/20	Manhattan, NY	Multifamily	Bridge	$777,778 Unit	87.9%	3
62	Mezzanine Loan	1/19/17	16.5	16.5	16.4	L +14.0%		L +14.4%	Floating	1/19/22	Savannah, GA	Hotel	Construction	$321,429 Unit	0.0%	3
Subtotal / Weighted Average			$58.8	$57.9	$57.8	L +9.8%		L +10.0%		3.0 yrs					52.4%	2.6
Total / Weighted Average			$4,150.2	$3,619.6	$3,597.2	4.5%		6.4%		3.7 yrs					60.6%	2.7

(1)

First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 47, 57, 58, 59, and 61 represent 75% pari passu participation interests in whole mortgage loans. Loans numbered 10, 23, and 36 represent 65% pari passu participation interests in whole mortgage loans. Loan number 42 represents a 50% pari passu participation interest in the whole mortgage loan. Loans numbered 48, 49, 50, and 51 represent 24% pari passu participation interests in whole mortgage loans.

(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2018 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2018, based on unpaid principal balance, 72.1% of our loans were subject to yield maintenance or other prepayment restrictions and 27.9% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of March 31, 2018 for the floating rate loans and the coupon for the fixed rate loans.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of March 31, 2018, 99.9% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of March 31, 2018, the remaining 0.1% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which resulted in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following March 31, 2018, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$3,617,034		Interest income	$9,043	$(8,872)	$18,085	$(17,585)
(2,579,917)	(2)	Interest expense	(6,450)	6,450	(12,900)	12,900
$1,037,117		Total change in net interest income	$2,593	$(2,422)	$5,185	$(4,685)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS investments and related liabilities.
(2)

Floating rate liabilities include secured revolving repurchase facilities, CLO, asset-specific financings, and non-consolidated senior interests sold or co-originated as part of our mortgage loan portfolio financing activities.

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

Loan Portfolio Value

As of March 31, 2018, 0.1% of our loans by unpaid principal balance earned a fixed rate of interest and as such, the value is sensitive to changes in interest rates. We generally hold all of our loans to maturity and do not expect to realize gains or losses on any fixed rate loan as a result of movements in market interest rates.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading Item 1A - “Risk Factors” previously disclosed under Item 1A of our Form 10-K filed with the SEC on February 26, 2018. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our Form 10-K filed with the SEC on February 26, 2018, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 program during the quarter ended March 31, 2018 (dollars in thousands):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2018 to January 31, 2018	93,977	$18.93	93,977	$19,127,776
February 1, 2018 to February 28, 2018	228,740	18.70	228,740	14,846,549
March 1, 2018 to March 31, 2018	120,853	19.00	120,853	12,547,672
Totals / Averages	443,570	$18.83	443,570	$12,547,672

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Management Agreement Amendment

On May 2, 2018, we entered into Amendment No. 1 (the “Amendment”) to the Management Agreement between us and our Manager solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. The changes were effected to include equity issued by subsidiaries of the Company in the definition of Equity, and to exclude distributions on equity issued by subsidiaries from the calculation of the Manager’s Incentive Compensation.

As amended, “Equity” means (a) the sum of (1) the net proceeds received by the Company and, without duplication, the Company’s subsidiaries, from all issuances of the Company’s and the subsidiaries’ equity securities, including for the avoidance of doubt issuances of common stock and Class A common stock by the Company prior to July 25, 2017 (for purposes of calculating this amount, the net proceeds received by the Company from all issuances of outstanding common stock and Class A common stock prior to July 25, 2017 equals $1,004,382,522), plus (2) the value of contributions, including, without limitation, contributions of assets or interests in assets in exchange for equity securities, made by persons other than the Company or a subsidiary of the Company, from time to time, to the capital of the Company or another subsidiary of the Company plus (3) the Company’s cumulative Core Earnings for the period commencing on July 25, 2017 to the end of the most recently completed calendar quarter, and (b) less (1) any distributions made by the Company to the holders of the Company’s equity securities and any distributions made by the Company’s subsidiaries to the holders of the subsidiaries’ equity securities (other than to the Company or another subsidiary of the Company) following July 25, 2017, (2) any amount that the Company or any of the Company’s subsidiaries has paid to repurchase for cash the Company’s common stock or Class A common stock following July 25, 2017 and (3) any Incentive Compensation earned by the Manager following July 25, 2017. With respect to that portion of the period from and after July 25, 2017 that is used in the calculation of Incentive Compensation or the base management fee, all items in the foregoing sentence (other than the Company’s cumulative Core Earnings) will be calculated on a daily weighted average basis.

As amended, “Core Earnings” means the net income (loss) attributable to the holders of the Company’s common stock and Class A common stock and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the calendar quarter (or part thereof) for which the calculation of Incentive Compensation is being made, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

The definition of “Incentive Compensation” was also amended to provide that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating Incentive Compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before Incentive Compensation for purposes of calculating Incentive Compensation, unless such distribution is otherwise excluded from Core Earnings.

The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Guaranty Agreement Amendments

On May 4, 2018, Holdco entered into amended and restated versions (the “Amended and Restated Agreements”) of the following guaranty agreements (the “Original Agreements”):

•	Guarantee Agreement, dated as of May 25, 2016, in favor of Wells Fargo Bank, National Association (the “Wells Fargo Guarantee”);
•	Guaranty, dated as of May 4, 2016, in favor of Morgan Stanley Bank, N.A. (the “Morgan Stanley Guaranty”);
•	Guarantee Agreement, dated as of August 20, 2015, in favor of JPMorgan Chase Bank, National Association (the “JPMorgan Guarantee”);
•

Guarantee Agreement, dated as of August 19, 2015, in favor of Goldman Sachs Bank USA, as amended by that certain First Amendment to Guarantee Agreement, dated as of November 3, 2016 (the “Goldman Guarantee”);

•

Limited Guaranty, dated as of March 31, 2017, in favor of U.S. Bank National Association (the “U.S. Bank Guaranty” and, together with the Wells Fargo Guarantee, the Morgan Stanley Guaranty, the JPMorgan Guarantee and the Goldman Guarantee, the “Secured Revolving Repurchase Facility Guarantees”);

•	Guaranty of Recourse Obligations, executed as of August 13, 2015, for the benefit of Deutsche Bank AG, New York Branch (the “August 2015 Deutsche Bank Guaranty”);
•

Guaranty of Recourse Obligations, executed as of September 25, 2015, for the benefit of Deutsche Bank AG, New York Branch (the “September 2015 Deutsche Bank Guaranty” and, together with the August 2015 Deutsche Bank Guaranty, the “Deutsche Bank Guaranties”); and

•	Guaranty, dated as of September 29, 2017, in favor of Bank of America, N.A. (the “Bank of America Guaranty”).

Prior to entering into the Amended and Restated Agreements, the Secured Revolving Repurchase Facility Guarantees generally required Holdco to maintain compliance with the following financial covenants (among others):

•	Cash Liquidity: maintenance of minimum cash liquidity, the amount of which varies from agreement to agreement;
•

Tangible Net Worth: maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company;

•	Debt to Equity: maintenance of a debt to equity ratio not to exceed 3.0 to 1.0; and
•

Interest Coverage: maintenance of a minimum interest coverage ratio (EBITDA to interest expense or fixed charges) of no less than (i) 1.5 to 1.0 (for the Wells Fargo Guarantee, the Goldman Guarantee and the U.S. Bank Guaranty) or (ii) 1.4 to 1.0 (for the Morgan Stanley Guaranty and the JPMorgan Guarantee).

Prior to entering into the Amended and Restated Agreements, the Deutsche Bank Guaranties generally required Holdco to maintain compliance with the following financial covenants (among others):

•	Net Worth: maintenance of net worth of not less than (i) $50 million (for the August 2015 Deutsche Bank Guaranty) or (ii) $125 million (for the September 2015 Deutsche Bank Guaranty); and
•	Liquid Assets: maintenance of liquid assets of not less than (i) $35 million (for the August 2015 Deutsche Bank Guaranty) or (ii) $50 million (for the September 2015 Deutsche Bank Guaranty).

Prior to entering into the Amended and Restated Agreements, the Bank of America Guaranty required Holdco to maintain compliance with the following financial covenants (among others):

•	Cash Liquidity: maintenance of minimum cash liquidity of no less than the greater of $10 million and 5.0% of Holdco’s recourse indebtedness;
•

Tangible Net Worth: maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company;

•	Debt to Equity: maintenance of a debt to equity ratio not to exceed 4.0 to 1.0; and
•	Interest Coverage: maintenance of a minimum interest coverage ratio (EBITDA to interest expense) of no less than 1.4 to 1.0.

The Amended and Restated Agreements align and simplify the financial covenants across the Secured Revolving Repurchase Facility Guarantees, the Deutsche Bank Guaranties and the Bank of America Guaranty and allow for additional leverage. The Amended and Restated Agreements now require Holdco to maintain compliance with the following financial covenants (among others):

•	Cash Liquidity: maintenance of minimum cash liquidity of no less than the greater of $10.0 million and 5.0% of Holdco’s recourse indebtedness;
•

Tangible Net Worth: maintenance of minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company;

•	Debt to Equity: maintenance of a debt to equity ratio not to exceed 3.5 to 1.0; and
•	Interest Coverage: maintenance of a minimum interest coverage ratio (EBITDA to interest expense) of no less than 1.5 to 1.0.

The foregoing summary of the Amended and Restated Agreements is qualified in its entirety by reference to the full text of the Amended and Restated Agreements, copies of which are filed herewith as exhibits and incorporated herein by reference.

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

10.1	Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P.

10.2	Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association

10.3	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association

10.4	Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd.

10.5	Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd.

10.6	Amended and Restated Guaranty, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Morgan Stanley Bank, N.A.

10.7	Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

10.8	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association

10.9	Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

10.10	Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

10.11	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA

10.12	Amendment to Loan and Security Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 6, LLC and Deutsche Bank AG, New York Branch

10.13	Amended and Restated Guaranty of Recourse Obligations, executed as of May 4, 2018, by and between TPG RE Finance Trust Holdco, LLC and Deutsche Bank AG, New York Branch

10.14	Amendment to Loan and Security Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 9, LLC and Deutsche Bank AG, New York Branch

10.15	Amended and Restated Guaranty of Recourse Obligations, executed as of May 4, 2018, by and between TPG RE Finance Trust Holdco, LLC and Deutsche Bank AG, New York Branch

10.16	Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association

10.17	Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association

10.18	First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A.

10.19	Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A.

10.20

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

10.21

Preferred Share Paying Agency Agreement, dated as of February 14, 2018, among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.22

Mortgage Asset Purchase Agreement, dated as of February 14, 2018, among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., TPG RE Finance Trust CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.23

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

Date: May 7, 2018	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)