Form 10-Q
period 2018-06-30
TPG RE Finance Trust, Inc.
filed 2018-08-06
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018.

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

As of August 3, 2018, there were 59,038,875 shares of the registrant’s common stock, $0.001 par value per share, and 1,148,402 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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
•

acts of God such as hurricanes, earthquakes, wildfires, mudslides, volcanic eruptions, and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	changes in the availability of attractive loan and other investment opportunities, whether they are due to competition, regulation or otherwise;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with TPG RE Finance Trust Management, L.P. (our “Manager”);
•	conflicts with TPG Global, LLC and its affiliates (“TPG”), including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the “FASB”), the SEC, the Internal Revenue Service (the “IRS”), the New York Stock Exchange (the “NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS(1)
Cash and Cash Equivalents	$42,494	$75,037
Restricted Cash	845	700
Accounts Receivable	37	141
Accounts Receivable from Servicer/Trustee	36,738	220
Accrued Interest Receivable	18,163	16,861
Loans Held for Investment (includes $2,591,171 and $2,694,106 pledged as collateral under secured revolving repurchase agreements, respectively)	3,805,551	3,175,672
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $45,675 and $47,762 pledged as collateral under secured revolving repurchase agreements, respectively)	218,058	85,895
Other Assets, net	703	859
Total Assets	$4,122,589	$3,355,385
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$5,462	$5,385
Accrued Expenses	5,924	5,067
Collateralized Loan Obligation (net of deferred financing costs of $6,874 and $0, respectively)	734,030	—
Secured Revolving Repurchase and Senior Secured Agreements (net of deferred financing costs of $7,826 and $8,697, respectively)	1,952,170	1,827,104
Notes Payable (net of deferred financing costs of $673 and $1,601, respectively)	200,471	287,886
Payable to Affiliates	6,187	5,227
Deferred Revenue	521	317
Dividends Payable	25,911	23,068
Total Liabilities	2,930,676	2,154,054
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 0 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 300,000,000 and 300,000,000 shares authorized; 59,039,965 and 59,440,112 shares issued and outstanding, respectively)	60	60
Class A Common Stock ($0.001 par value per share; 2,500,000 and 2,500,000 shares authorized; 1,154,547 and 1,178,618 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,216,352	1,216,112
Accumulated Deficit	(22,828)	(14,808)
Accumulated Other Comprehensive (Loss)	(1,672)	(34)
Total Stockholders' Equity	1,191,913	1,201,331
Total Liabilities and Stockholders' Equity	$4,122,589	$3,355,385

(1)

At December 31, 2017, there were no VIE assets or liabilities recorded in the Company’s Total Assets and Total Liabilities. The Company’s consolidated Total Assets and Total Liabilities at June 30, 2018 include VIE assets and liabilities of $945.9 million and $740.1 million, respectively. These assets can be used only to satisfy obligations of the VIE, and creditors of the VIE have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest Income	$64,693	$51,736	$124,058	$99,677
Interest Expense	(30,154)	(19,635)	(56,152)	(37,435)
Net Interest Income	34,539	32,101	67,906	62,242
OTHER REVENUE
Other Income, net	509	245	875	367
Total Other Revenue	509	245	875	367
OTHER EXPENSES
Professional Fees	855	463	1,754	1,192
General and Administrative	1,089	720	2,197	1,189
Servicing and Asset Management Fees	767	1,205	1,534	2,341
Management Fee	4,763	2,768	9,467	5,356
Collateral Management Fee	—	71	—	202
Incentive Management Fee	1,146	1,805	2,072	3,386
Total Other Expenses	8,620	7,032	17,024	13,666
Income Before Income Taxes	26,428	25,314	51,757	48,943
Income Tax Benefit (Expense)	10	14	(205)	(140)
Net Income	$26,438	$25,328	$51,552	$48,803
Preferred Stock Dividends	—	(8)	(3)	(8)
Net Income Attributable to Common Stockholders	$26,438	$25,320	$51,549	$48,795
Basic Earnings per Common Share(1)	$0.44	$0.52	$0.86	$1.00
Diluted Earnings per Common Share(1)	$0.44	$0.52	$0.86	$1.00
Weighted Average Number of Common Shares Outstanding(1)
Basic:	60,175,373	48,664,664	60,283,992	48,555,950
Diluted:	60,175,373	48,664,664	60,283,992	48,555,950
OTHER COMPREHENSIVE INCOME
Net Income	$26,438	$25,328	$51,552	$48,803
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	(1,424)	56	(1,638)	1,288
Comprehensive Net Income	$25,014	$25,384	$49,914	$50,091

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	992,166	1	—	—	24,634	—	—	24,635
Net Income	—	—	—	—	—	—	—	48,803	—	48,803
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,288	1,288
Dividends on Preferred Stock	—	—	—	—	—	—	—	(8)	—	(8)
Dividends on Common Stock (Dividends Declared per Share of $0.85)	—	—	—	—	—	—	—	(40,803)	—	(40,803)
Dividends on Class A Common Stock (Dividends Declared per Share of $0.85)	—	—	—	—	—	—	—	(997)	—	(997)
Balance at June 30, 2017	125	$—	39,252,219	$40	982,211	$1	$1,004,466	$(3,073)	$2,538	$1,003,972

Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	19,352	—	—	—	—	—	—	—
Conversions of Class A Common Stock to Common Stock	—	—	24,071	—	(24,071)	—	—	—	—	—
Repurchases of Common Stock	—	—	(443,570)	—	—	—	(9)	(8,351)	—	(8,360)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)
Amortization of Share Based Compensation	—	—	—	—	—	—	374	—	—	374
Net Income	—	—	—	—	—	—	—	51,552	—	51,552
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.85)	—	—	—	—	—	—	—	(50,237)	—	(50,237)
Dividends on Class A Common Stock (Dividends Declared per Share of $0.85)	—	—	—	—	—	—	—	(981)	—	(981)
Balance at June 30, 2018	—	$—	59,039,965	$60	1,154,547	$1	$1,216,352	$(22,828)	$(1,672)	$1,191,913

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$51,552	$48,803
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(8,911)	(9,805)
Amortization of Deferred Financing Costs	7,900	5,453
Capitalized Accrued Interest	—	2,456
Stock Compensation Expense	374	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	104	262
Accrued Interest Receivable	(1,500)	1,816
Accrued Expenses	1,165	(671)
Accrued Interest Payable	77	1,713
Payable to Affiliates	960	2,581
Deferred Fee Income	204	(126)
Other Assets	234	143
Net Cash Provided by Operating Activities	52,159	52,625
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(1,040,793)	(524,725)
Advances on Loans Held for Investment	(150,769)	(154,566)
Principal Repayments of Loans Held for Investment	534,580	883,146
Proceeds from Sales of Loans Held for Investment	—	52,443
Purchase of Commercial Mortgage-Backed Securities	(143,643)	(96,610)
Principal Repayments of Commercial Mortgage-Backed Securities	4,536	29,666
Purchases and Disposals of Fixed Assets	—	(218)
Net Cash Provided by (Used in) Investing Activities	(796,089)	189,136
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligation	—	(392,289)
Proceeds from Collateralized Loan Obligation	745,904	16,254
Payments on Secured Financing Agreements	(1,037,666)	(547,820)
Proceeds from Secured Financing Agreements	1,073,518	798,514
Payment of Deferred Financing Costs	(13,361)	(4,027)
Proceeds from Issuance of Common Stock	—	24,635
Payments to Repurchase Common Stock	(8,360)	—
Proceeds from Issuance of Class A Common Stock	—	365
Payments to Redeem Series A Preferred Stock	(125)	—
Dividends Paid on Common Stock	(47,442)	(38,177)
Dividends Paid on Class A Common Stock	(933)	(1,449)
Dividends Paid on Preferred Stock	(3)	(8)
Net Cash Provided by (Used in) Financing Activities	711,532	(144,002)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(32,398)	97,759
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75,737	103,975
Cash, Cash Equivalents and Restricted Cash at End of Period	$43,339	$201,734
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$48,175	$30,270
Taxes Paid	205	140
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, Net	36,435	44,024
Interest Payments of Loans Held for Investment and Commercial Mortgage-Backed Securities Held by Servicer/Trustee, Net	198	—
Principal Repayments of Commercial Mortgage-Backed Securities Held by Servicer/Trustee, net	105	—
Dividends Declared, not paid	25,911	20,520
Accrued Deferred Financing Costs	1,177	2,125
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	(1,638)	1,288
Proceeds from Secured Financing Agreements Held by Trustee	—	3,392
Accrued Other Assets	78	2,648

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial mortgage-backed securities (“CMBS”). As of June 30, 2018 and December 31, 2017, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past and may in the future provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection.

The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan experiences a maturity default. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered. During the three and six months ended June 30, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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
4-

Underperformance—Collateral performance falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5-

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

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Commercial Mortgage-Backed Securities

The Company acquires CMBS investments primarily for cash management purposes, and also for investment purposes. The Company designates CMBS investments as available-for-sale on the acquisition date. CMBS investments that are classified as available-for-sale are recorded at fair value in the Company’s consolidated financial statements. Additionally, CMBS investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described above under “Revenue Recognition”. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2018, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer, and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2018 and December 31, 2017. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan and CMBS investment activities that have not been remitted to the Company based on contractual procedures previously agreed upon. Amounts are generally held by the Servicer/Trustee for less than 60 days before being remitted to the Company.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments state that Topic 718 applies to all share-based payment awards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact ASU 2018-07 will have on its consolidated financial statements.

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

During the six months ended June 30, 2018, the Company originated 14 loans with a total commitment of approximately $1.2  billion, an initial unpaid principal balance of $1.0  billion, and unfunded commitments at closing of $141.0 million. To fund these loan originations, the Company used cash on hand and its secured revolving repurchase facilities and senior secured credit facility. Total commitments related to the syndication of non-consolidated senior interests as of June 30, 2018 was $44.0 million relating to a loan originated in a prior period.

The following tables present an overview of the loan investment portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,806,804	$(20,252)	$3,786,552
Subordinated and mezzanine loans	19,000	(1)	18,999
Subtotal before allowance	3,825,804	(20,253)	3,805,551
Allowance for loan losses	—	—	—
Total	$3,825,804	$(20,253)	$3,805,551

	December 31, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,122,670	$(22,143)	$3,100,527
Subordinated and mezzanine loans	75,446	(301)	75,145
Subtotal before allowance	3,198,116	(22,444)	3,175,672
Allowance for loan losses	—	—	—
Total	$3,198,116	$(22,444)	$3,175,672

For the six months ended June 30, 2018, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2017	$3,175,672
Additions during the period:
Loans originated	1,040,793
Additional fundings	150,769
Amortization of discount and origination fees	9,112
Deductions during the period:
Collection of principal	(570,795)
Balance at June 30, 2018	$3,805,551

At June 30, 2018 and December 31, 2017, there was $0.3 million and $2.0 million of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value
Rating	June 30, 2018	December 31, 2017
1	$49,000	$—
2	1,065,644	1,318,816
3	2,470,666	1,680,913
4	220,241	175,943
5	—	—
Totals	$3,805,551	$3,175,672
Weighted Average Risk Rating(1)	2.8	2.6

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at period end.

The weighted average risk rating at June 30, 2018 and December 31, 2017 was 2.8 and 2.6, respectively. During the three months ended June 30, 2018, one loan was moved from the Company’s Category 3 risk rating into its Category 4 risk rating as a result of a near term maturity and a decline in the collateral’s operating performance below the Company’s initial underwriting. Additionally, the Company moved one loan that was classified in its Category 2 risk rating into its Category 3 risk rating due to slower than anticipated leasing activity.

At June 30, 2018 and December 31, 2017, there were no loans on non-accrual status or that were impaired; thus, the Company did not record a reserve for loan loss. See Note 16 for details about the Company’s mortgage loan originations and the sale of a non-core loan investment subsequent to June 30, 2018.

(4) Commercial Mortgage-Backed Securities

During the three and six months ended June 30, 2018, the Company purchased for short-term cash management and investment purposes seven CMBS investments for $74.9 million and 17 CMBS investments for $138.0 million, respectively. The purchased CMBS investments consist of floating rate instruments which, in the aggregate, have a weighted average coupon of 2.9%.

As of June 30, 2018 and December 31, 2017, the Company had 22 and five CMBS, respectively, designated as available-for-sale securities. Details of the carrying and fair values of the Company’s CMBS portfolio are as follows (dollars in thousands):

	June 30, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$218,979	$751	$(1,672)	$218,058

	December 31, 2017
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$85,661	$268	$(34)	$85,895

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

The Company’s CMBS have a weighted average contractual maturity, based on estimated fair value, of 18.2 years. The amortized cost and estimated fair value of the Company’s available-for-sale CMBS by contractual maturity are shown in the following table (dollars in thousands):

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	183,031	181,186
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$219,731	$218,058

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	49,229	49,023
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$85,929	$85,895

Certain of the Company’s CMBS investments were in an unrealized loss position as of June 30, 2018. During the preceding 12 months these CMBS investments traded at, or near, their respective carrying values, and interest and principal payments are current. Additionally, as of June 30, 2018, substantially all of the unrealized loss position relates to CMBS investments issued by a government sponsored enterprise. Currently, all of the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the three or six months ended June 30, 2018 or the year ended December 31, 2017.

(5) Variable Interest Entities and Collateralized Loan Obligations

On February 14, 2018 (the “Closing Date”), the Company entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Company retained ownership of $186.5 million of the Notes sold and Preferred Shares in the Issuers. Additionally, during the three months ending June 30, 2018, the Company purchased as an investment $5.0 million (principal amount) of TRTX 2018-FL1 Class A notes.

Proceeds from the issuance of the Securities were used by the Issuers to purchase one commercial real estate whole loan (the “Whole Loan) and 25 fully-funded pari passu participations (the “Pari Passu Participations,” and, together with the Whole Loan and the Contributed Companion Participation Interests (as defined below), the “Mortgage Assets”) in certain commercial real estate mortgage loans. The Mortgage Assets were purchased by the Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the Issuers (the “Seller”). TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, allows the Company to contribute companion participation interests (“Contributed Companion Participation Interests”) in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. For the three months ended June 30, 2018, the Company utilized the replenishment feature twice, contributing Contributed Companion Participation Interests of $56.9 million, and receiving net cash proceeds of $13.9 million, after the repayment of $43.0 million of existing borrowings, including accrued interest, secured by the Contributed Companion Participation Interests.

The Mortgage Assets represented 23.4% of the aggregate unpaid principal balance of the Company’s loan investment portfolio, and had an aggregate principal balance of approximately $896.5 million, as of June 30, 2018.

In accordance with ASC 810, the Company evaluated the key attributes of the Issuers to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of the Issuers’ operating activities. This analysis caused the Company to conclude that the Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary of the VIEs because it has the ability to control the most significant activities of the Issuers, the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidates the Issuers.

The carrying values of the Company’s total assets and total liabilities related to TRTX 2018-FL1 at June 30, 2018 included the following VIE assets and liabilities (dollars in thousands):

June 30, 2018
ASSETS
Cash and Cash Equivalents	$10,704
Accrued Interest Receivable	2,843
Accounts Receivable from Servicer/Trustee	35,902
Loans Held for Investment	896,480
Total Assets	$945,929
LIABILITIES
Accrued Interest Payable	$(1,047)
Collateralized Loan Obligation	(739,030)
Total Liabilities	$(740,077)

Assets held by the Issuers are restricted and can only be used to settle obligations of the Issuers. The liabilities of the Issuers are non-recourse to the Company and can only be satisfied from the Issuers’ assets.

The following table outlines TRTX 2018-FL1 borrowings and loan collateral under the Company’s consolidated Issuers (dollars in thousands):

As of June 30, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$896,480	$896,480	$(745,904)	$(739,030)

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

On August 18, 2017, one of the Company’s wholly-owned subsidiaries purchased from the CLO Issuer seven first mortgage loan participation interests with an aggregate unpaid principal balance of $138.5 million that collateralized the remainder of the Class A Note issued by the CLO Issuer. The first mortgage loan participation interests were sold by the CLO Issuer for approximately par value. On August 23, 2017, proceeds from both transactions were used in combination with approximately $3.0 million of Company cash to retire all amounts outstanding under the Class A Note issued by the CLO Issuer, which totaled $118.0 million, and the 2014-CLO was subsequently terminated.

For the three months ended June 30, 2018 and 2017, $5.6 million and $4.0 million, respectively, is included in the Company’s consolidated statements of income as interest expense related to TRTX 2018-FL1 and 2014-CLO (including amortization of deferred financing costs). For the six months ended June 30, 2018 and 2017, $8.3 million and $8.7 million, respectively, is included in the Company’s consolidated statements of income as interest expense related to TRTX 2018-FL1 and 2014-CLO, respectively (including amortization of deferred financing costs). As of June 30, 2018 and December 31, 2017, the Company’s unamortized deferred financing costs related to TRTX 2018-FL1 and 2014-CLO were $6.9 million and $0.0 million, respectively.

(6) Secured Revolving Repurchase Agreements, Senior Secured Credit Facility and Notes Payable

At June 30, 2018 and December 31, 2017, the Company had secured revolving repurchase agreements, a senior secured credit facility and notes payable for certain of the Company’s originated loans. These financing agreements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s notes payable, secured revolving repurchase agreements, and senior secured credit facility as of June 30, 2018 and December 31, 2017, respectively. Except as otherwise noted, all agreements are on a non-recourse basis. Amounts included are shown in thousands:

As of June 30, 2018
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	6.5%	$92,400	$17,927	$74,473	$106,391
Bank of the Ozarks	08/31/18	1 Month Libor	4.0	6.0	68,257	8,792	59,465	94,950
Deutsche Bank	12/29/18	1 Month Libor	3.3	5.2	49,644	14,938	34,706	53,394
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.6	32,500	-	32,500	45,000
Subtotal					242,801	41,657	201,144	299,735

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/18	1 Month Libor	2.1%	4.0%	$750,000	$271,445	$478,555	$670,708
Wells Fargo(1)	05/25/19	1 Month Libor	2.1	4.2	750,000	364,730	385,270	516,954
JP Morgan(1)	08/20/18	1 Month Libor	2.3	3.8	374,699	102,346	272,353	382,338
Morgan Stanley(1)	05/04/19	1 Month Libor	2.3	4.4	500,000	270,454	229,546	344,638
US Bank(1)	07/09/21	1 Month Libor	1.8	4.0	172,520	6,800	165,720	210,900
Goldman Sachs (CMBS)(2)	09/04/18	3 Month Libor	—	2.3	100,000	66,557	33,443	38,920
Royal Bank of Canada (CMBS)(2)	09/20/18	3 Month Libor	1.0	3.3	100,000	92,331	7,669	8,418
Subtotal					2,747,219	1,174,663	1,572,556	2,172,876

Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	1.9%	3.9%	$500,000	$112,560	387,440	485,050
Total					$3,490,020	$1,328,880	$2,161,140	$2,957,661

(1)	Borrowings under secured revolving repurchase agreements, senior secured credit facility, and one note payable with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had four and seven note-on-note financing agreements, respectively. These asset-specific financing arrangements allow for additional advances up to a specified cap. As of June 30, 2018 and December 31, 2017, the note-on-note financing agreements were secured by four and seven particular loans held for investment, respectively. The Company’s notes payable have the following guarantees:

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

All notes payable at June 30, 2018 are guaranteed by Holdco, and the agreements include guarantor covenants regarding liquid assets and net worth requirements. One of these loans at June 30, 2018 is 25% recourse to Holdco. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Secured Revolving Repurchase Agreements

The Company utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans and CMBS. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans or CMBS to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and remits to the Company only the net after collecting its interest and other fees. The loan and CMBS investment related secured revolving repurchase agreements are 25% and 100% recourse to Holdco, respectively.

At June 30, 2018 and December 31, 2017, the Company had five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at June 30, 2018 and December 31, 2017 consisted of 50 and 48 mortgage loans, respectively. The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at June 30, 2018 (dollars in thousands):

	June 30, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$670,708	$667,083	$479,758	$187,325	15.7%	415
Wells Fargo Bank	750,000	516,954	515,026	385,912	129,114	10.8	1,060
Morgan Stanley Bank(4)	500,000	344,638	345,034	230,935	114,099	9.6	N/A
JP Morgan Chase Bank	374,699	382,338	381,222	271,962	109,260	9.2	782
US Bank	172,520	210,900	211,614	166,747	44,867	3.8	1,835
Subtotal / Weighted Average	2,547,219	2,125,538	2,119,979	1,535,314	584,665		864

(1)	Amounts shown in the table include interest receivable of $11.8 million and are net of premium, discount and origination fees of $17.3 million.
(2)	Amounts shown in the table include interest payable of $3.9 million and do not reflect unamortized deferred financing fees of $5.1 million.
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

At June 30, 2018 and December 31, 2017, the Company had two secured revolving repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at June 30, 2018 and December 31, 2017 consisted of three mortgage-backed securities. The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at June 30, 2018 (dollars in thousands):

	June 30, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$38,920	$37,250	$33,619	$3,631	0.3%	$66
Royal Bank of Canada	100,000	8,418	8,547	7,710	837	0.1	82
Subtotal / Weighted Average	$200,000	$47,338	$45,797	$41,329	$4,468		69
Total / Weighted Average - Loans and CMBS	$2,747,219	$2,172,876	$2,165,776	$1,576,643	$589,133		839

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $1.7 million.
(2)	Amounts shown in the table include interest payable of $0.2 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to June 30, 2018.

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

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Senior Secured Credit Facility

On September 29, 2017, the Company and Bank of America N.A. entered into a senior secured credit facility agreement that had a maximum facility amount of $250 million, which could increase from time to time, up to $500 million, at the Company’s request and agreement by the lender. On June 15, 2018, the Company exercised the accordion feature to increase the maximum facility amount to $500 million. The current extended maturity of this facility is September 2022. The following table details the senior secured credit facility as of June 30, 2018 (dollars in thousands):

	June 30, 2018
Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	1.9%	3.9%	$500,000	$112,560	$387,440

There were no amounts outstanding on the senior secured credit facility at December 31, 2017.

The senior secured credit facility is 25% recourse to Holdco. The Holdco guaranty includes various covenants covering net worth, liquidity, recourse limitations and debt coverage. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to June 30, 2018 and thereafter are as follows (in thousands):

	CLO (TRTX 2018-FL1)	Senior Secured Credit Facility	Repurchase Agreements	Notes Payable
2018	$36,117	$—	$815,582	$94,171
2019	435,869	—	662,654	74,473
2020	214,153	387,440	61,120	32,500
2021	54,765	—	33,200	—
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$740,904	$387,440	$1,572,556	$201,144

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At June 30, 2018, the Company had $33.9 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, a collateralized loan obligation (as of June 30, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of June 30, 2018 and December 31, 2017.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	June 30, 2018
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,805,551	$—	$—	$3,831,838
Financial Liabilities
CLO (TRTX 2018-FL1)	734,030	—	—	734,030
Secured Financing Arrangements	2,152,641	—	—	2,152,641

	December 31, 2017
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,175,672	$—	$—	$3,202,150
Financial Liabilities
Secured Financing Arrangements	2,114,990	—	—	2,114,990

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended June 30, 2018 or year ended December 31, 2017.

At June 30, 2018 and December 31, 2017, the estimated fair value of loans held for investment was $3.8 billion and $3.2 billion, respectively. The weighted average gross spread at June 30, 2018 and December 31, 2017 was 4.3% and 4.8%, respectively. The weighted average years to maturity at June 30, 2018 and December 31, 2017 was 3.8 years and 3.6 years, respectively, assuming full extension of all loans.

At June 30, 2018 and December 31, 2017, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At June 30, 2018, the carrying value of the collateralized loan obligation (TRTX 2018-FL1) approximates fair value as current borrowing spreads reflect market terms.

(9) Income Taxes

As of June 30, 2018 and December 31, 2017, the Company indirectly owned 100% of the equity of multiple taxable REIT subsidiaries, including certain of its TRTX 2018-FL1 subsidiaries (collectively, “TRS”). As a result, the Company’s TRS had operating activities during the six months ended June 30, 2018.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2018 and December 31, 2017, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the six months ended June 30, 2018 and June 30, 2017, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three months ended June 30, 2018 and 2017, the Company incurred no federal, state and local tax expense relating to its TRS. For the six months ended June 30, 2018 and 2017, the Company incurred $0.2 million and $0.1 million, respectively, of federal, state and local tax expense relating to its TRS. At June 30, 2018 and 2017, the Company’s effective tax rate was 0.40% and 0.29%, respectively.

At June 30, 2018 and December 31, 2017, the Company had no deferred tax assets or liabilities.

(10) Related Party Transactions

Management Agreements

Post-IPO Management Agreement

The Company is externally managed and advised by the Manager. During the year ended December 31, 2017, upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement (as defined below) terminated without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”). On May 2, 2018, the Company and the Manager amended the Management Agreement solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. The changes were effected to include equity issued by subsidiaries of the Company in the definition of Equity, and to exclude distributions on equity issued by subsidiaries from the calculation of the Manager’s Incentive Compensation. For the three and six months ended June 30, 2018, the management fee and incentive management fee were calculated under the Management Agreement.

Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) and 1.50% per annum (0.375% per quarter) of the Company’s “Equity.” The base management fee is payable in cash, quarterly in arrears. As amended, “Equity” means (a) the sum of (1) the net proceeds received by the Company and, without duplication, the Company’s subsidiaries, from all issuances of the Company’s and the subsidiaries’ equity securities, including for the avoidance of doubt issuances of common stock and Class A common stock by the Company prior to the completion of the Company’s initial public offering (for purposes of calculating this amount, the net proceeds received by the Company from all issuances of the Company’s outstanding common stock and Class A common stock prior to the completion of the Company’s initial public offering equals approximately $1.0 billion), plus (2) the value of contributions, including, without limitation, contributions of assets or interests in assets in exchange for equity securities, made by persons other than the Company or a subsidiary of the Company, from time to time, to the capital of the Company or another subsidiary of the Company plus (3) the Company’s cumulative Core Earnings for the period commencing on the completion of the Company’s initial public offering to the end of the most recently completed calendar quarter, and (b) less (1) any distributions made by the Company to the holders of the Company’s equity securities and any distributions made by the Company’s subsidiaries to the holders of the subsidiaries’ equity securities (other than to the Company or another subsidiary of the Company) following the completion of the Company’s initial public offering, (2)

any amount that the Company or any of the Company’s subsidiaries has paid to repurchase for cash the Company’s common stock or Class A common stock following the completion of the Company’s initial public offering and (3) any Incentive Compensation earned by the Manager following the completion of the Company’s initial public offering. With respect to that portion of the period from and after the completion of the Company’s initial public offering that is used in the calculation of Incentive Compensation or the base management fee, all items in the foregoing sentence (other than the Company’s cumulative Core Earnings) will be calculated on a daily weighted average basis.

The Manager is entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter following the completion of the Company’s initial public offering (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters following the completion of the Company’s initial public offering) is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement, as amended, specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

As amended, “Core Earnings” means the net income (loss) attributable to the holders of the Company’s common stock and Class A common stock and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable period, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

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

Pre-IPO Management Agreement

Through July 24, 2017, the Company paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). For the three and six months ended June 30, 2017, the management fee and incentive management fee were calculated under the pre-IPO Management Agreement. Under the pre-IPO Management Agreement, the management fee was equal to 1.25% of the Company’s stockholders’ equity per annum, and was calculated and payable quarterly in arrears. For purposes of calculating the management fee under the pre-IPO Management Agreement, stockholders’ equity meant: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries had paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that was used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) were calculated on a daily weighted average basis.

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

2014-CLO Collateral Management Fee

The Manager also served as Collateral Manager for the 2014-CLO under a collateral management agreement (the “Collateral Management Agreement”). The collateral management fee was equal to 0.075% per annum of the aggregate par amount of the loans in the 2014-CLO, and was calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the 2014-CLO. After the completion of the initial public offering and prior to the termination of the 2014-CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the 2014-CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement. As of June 30, 2017, the aggregate par amount of the loans in the 2014-CLO was $184.8 million.

Management Fees Incurred and Paid for the three and six months ended June 30, 2018 and June 30, 2017

For the three and six months ended June 30, 2018 and 2017, the Company incurred and paid the following management fees, incentive management fees, and collateral management fees related to its pre-IPO and Post-IPO Management Agreements and the 2014-CLO Collateral Management Agreement (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Post-IPO Management Agreement fees incurred	$5,909	$—
Post-IPO Management Agreement fees paid	5,630	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	4,644
Pre-IPO Management Agreement and Collateral Management fees paid	—	4,291

	Six Months Ended June 30,
	2018	2017
Post-IPO Management Agreement fees incurred	$11,539	$—
Post-IPO Management Agreement fees paid	10,862	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	8,944
Pre-IPO Management Agreement and Collateral Management fees paid	—	7,356

Management fees, incentive management fees, and collateral management fees included in payable to affiliates on the consolidated balance sheets at June 30, 2018 and December 31, 2017 are $5.9 million and $5.2 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended June 30, 2018, the Manager incurred $0.3 million of expenses that were reimbursable by the Company. During the six months ended June 30, 2018, the Manager incurred a total of $0.6 million of expenses that were reimbursable by the Company. As of June 30, 2018, $0.3 million remained outstanding and was reimbursable by the Company to the Manager. No amounts were incurred by the Manager and reimbursable by the Company during the three and six months ended June 30, 2017.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain employees and affiliates of it Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three and six months ended June 30, 2018, $0.0 million and $0.1 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the three and six months ended June 30, 2017, there were no common stock dividends declared or undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock.

At June 30, 2018, all share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Attributable to Common Stockholders	$26,438	$25,320	$51,549	$48,795
Weighted Average Common Shares Outstanding, Basic and Diluted	60,175,373	48,664,664	60,283,992	48,555,950
Per Common Share Amount, Basic and Diluted	$0.44	$0.52	$0.86	$1.00

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

10b5-1 Purchase Plan

The Company entered into an agreement and related amendments (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share. No shares were repurchased by the Company during the three months ended June 30, 2018. During the six months ended June 30, 2018, the Company repurchased 0.4 million shares of common stock, at a weighted average price of $18.83 per share, for total consideration (including commissions and related fees) of $8.4 million.

Through June 30, 2018, the Company has purchased 1.2 million shares of common stock, at a weighted average price of $19.28 per share, for total consideration (including commissions and related fees) of $22.5 million. At June 30, 2018, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $12.5 million.

Dividends

Prior to the completion of the Company’s initial public offering, dividends were accrued at the time of approval by the Special Actions Committee (the “Committee”), a standing committee comprised of directors who are employed by TPG Global, LLC or an affiliate thereof. Subsequent to the completion of the Company’s initial public offering, dividends are accrued at the time of approval by the Company’s Board of Directors. Upon the approval of the Committee, or the Company’s Board of Directors, as applicable, dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, and second to the holders of the Company’s common stock and Class A common stock. The Company’s Series A preferred stock was redeemed on February 28, 2018 for $0.1 million. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

On June 15, 2018, the Company’s Board of Directors declared a dividend for the second quarter of 2018 in the amount of $0.43 per share of common stock and Class A common stock, or $25.9 million in the aggregate, which dividend was payable on July 25, 2018 to holders of record of our common stock and Class A common stock as of June 25, 2018. On June 30, 2017, the Company declared a dividend associated with the second quarter of 2017 in the amount of $0.41 per share of common stock and Class A common stock, or $20.5 million in the aggregate, which was paid on July 25, 2017.

For the six months ended June 30, 2018 and 2017, common stock and Class A common stock dividends in the amount of $51.2 million and $41.8 million were declared and approved, respectively. As of June 30, 2018 and December 31, 2017, $25.9 million and $23.1 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive (Loss) Income

For the three months ended June 30, 2018 and 2017, other comprehensive (loss) income was $(1.4) million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, other comprehensive (loss) income was $(1.6) million and $1.3 million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on CMBS available-for-sale.

(13) Share-based Incentive Plan

The Company does not have any employees as we are externally managed by our Manager. However, as of June 30, 2018, certain individuals employed by an affiliate of our Manager and certain members of our Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

The shares generally vest in installments over a three-year period, pursuant to the terms of the award and the Incentive Plan. As of June 30, 2018, there were 64,498 shares of common stock outstanding and total unrecognized compensation cost related to unvested share-based compensation arrangements of $1.3 million, based on the June 29, 2018 closing price of our common stock on the New York Stock Exchange of $20.32, which is expected to be recognized over a weighted average period of 1.9 years from June 30, 2018. For the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.4 million, respectively, of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

(14) Commitments and Contingencies

Unfunded Commitments

As of June 30, 2018 and December 31, 2017, the Company had $482.8 million and $529.0 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of June 30, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of June 30, 2018 and December 31, 2017 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	June 30, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,554,004	$242,617	36.2%	$1,311,388	34.2%
Multifamily	883,355	69,707	20.5	813,648	21.3
Hotel	677,069	17,933	15.7	659,136	17.2
Mixed Use	543,500	55,607	12.6	487,893	12.8
Condominium	391,206	51,858	9.1	339,348	8.9
Retail	182,918	45,123	4.2	137,795	3.6
Industrial	66,500	—	1.5	66,500	1.7
Other	10,096	—	0.2	10,096	0.3
Total	$4,308,648	$482,845	100.0%	$3,825,804	100.0%

	December 31, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$836,826	$160,450	22.5%	$676,376	21.1%
Multifamily	813,775	75,509	21.8	738,266	23.1
Hotel	693,569	27,980	18.6	665,589	20.8
Condominium	679,779	166,358	18.2	513,421	16.1
Mixed Use	431,500	57,243	11.6	374,257	11.7
Retail	195,012	41,500	5.2	153,512	4.8
Industrial	66,500	—	1.8	66,500	2.1
Other	10,195	—	0.3	10,195	0.3
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	June 30, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$2,076,177	$177,737	48.3%	$1,898,441	49.7%
South	1,099,298	202,386	25.5	896,912	23.4
West	794,154	93,324	18.4	700,830	18.3
Midwest	290,019	9,398	6.7	280,621	7.3
Various	49,000	—	1.1	49,000	1.3
Total	$4,308,648	$482,845	100.0%	$3,825,804	100.0%

	December 31, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$1,600,619	$167,447	42.9%	$1,433,172	44.8%
South	1,147,510	278,890	30.8	868,620	27.2
West	674,123	67,746	18.1	606,377	19.0
Midwest	255,904	14,957	6.9	240,947	7.5
Various	49,000	—	1.3	49,000	1.5
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Category

A summary of the loan portfolio by category as of June 30, 2018 and December 31, 2017 based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$2,510,532	$204,473	58.3%	$2,306,060	60.2%
Light Transitional	760,034	86,988	17.6	673,046	17.6
Moderate Transitional	732,197	140,233	17.0	591,964	15.5
Construction	305,885	51,151	7.1	254,734	6.7
Total	$4,308,648	$482,845	100.0%	$3,825,804	100.0%

	December 31, 2017
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$1,927,488	$176,316	51.7%	$1,751,172	54.7%
Moderate Transitional	723,075	132,483	19.4	590,592	18.5
Construction	609,468	166,358	16.4	443,110	13.9
Light Transitional	467,125	53,883	12.5	413,242	12.9
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

(16) Subsequent Events

The following events occurred subsequent to June 30, 2018:

Senior Mortgage Loan Originations

From July 1, 2018 through August 6, 2018, the Company has closed, or is in the process of closing, six first mortgage loans with a total loan commitment amount of $569.1 million. These loans will be funded with a combination of cash-on-hand, cash proceeds from recently sold CMBS investments, and borrowings.

Citi Senior Revolving Credit Facility

On July 12, 2018, the Company entered into a credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit facility with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company expects to use to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings will bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets will be 70%, and will decline over a 90-day period, after which borrowings against that respective asset must be repaid.

As of August 6, 2018, no borrowings were outstanding under the Credit Agreement.

Sale of a Non-core, Fixed Rate Loan Investment

On July 16, 2018, the Company sold its participation interest in a non-core, fixed rate performing loan purchased in December 2014 to a third party for total cash consideration of $2.7 million, including sale costs and fees, recognizing a loss on sale of $0.4 million.

Sale of CMBS Investments

From July 23, 2018 to July 25, 2018, the Company sold 17 CMBS investments that were primarily held as short-term investments for total cash consideration of $133.3 million, including sale costs and fees, to fund future loan originations, recognizing a loss on sale of $0.1 million.

Cash Dividend

On July 25, 2018, the Company paid a cash dividend on its common stock and Class A common stock of $0.43 per share, or $25.9 million, to stockholders of record as of June 25, 2018.

10b5-1 Purchase Plan

The Company did not repurchase any shares of common stock under the 10b5-1 Purchase Plan from July 1, 2018 through August 6, 2018. The repurchase period under the 10b5-1 Purchase Plan is set to expire on August 21, 2018 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan have been authorized or are contemplated. As of August 6, 2018, the Company had approximately $12.5 million of remaining capital committed to repurchases of outstanding shares of common stock under the 10b5-1 Purchase Plan. The Company anticipates entering into an amendment to the 10b5-1 Purchase Plan or a new purchase plan sometime in the third quarter of 2018 to effect the extension authorized by the Board of Directors.

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

As of June 30, 2018, our portfolio consisted of 60 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $3.8 billion and one mezzanine loan with an aggregate unpaid principal balance of $19.0 million, and collectively having a weighted average credit spread of 4.3%, a weighted average all-in yield of 6.5%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.8 years, and a weighted average LTV of 61.8%. As of June 30, 2018, 99.6% and 99.9% of the loan commitments in our portfolio consisted of first mortgage loans and floating rate mortgage loans (or interests therein), respectively. We also had $482.8 million of unfunded loan commitments as of June 30, 2018, our funding of which is subject to borrower satisfaction of certain milestones. In addition, as of June 30, 2018, we held for cash management and short-term investment purposes 22 CMBS investments, with an aggregate face amount of $219.0 million and a weighted average coupon of 3.22%.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended June 30, 2018, we recorded earnings and Core Earnings per diluted common share of $0.44, an increase of $0.02 from the quarter ended March 31, 2018. Our book value per common share as of June 30, 2018 was $19.80, a $0.02 decline from March 31, 2018. In addition, for the three months ended June 30, 2018, we declared a cash dividend of $0.43 per share. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net Income Attributable to Common Stockholders(1)	$26,438	$25,111
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	60,175,373	60,393,818
Basic and Diluted Earnings per Common Share	$0.44	$0.42
Dividends Declared per Common Share	$0.43	$0.42

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net Income Attributable to Common Stockholders(1)	$26,438	$25,111
Non-Cash Compensation Expense	197	177
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$26,635	$25,288
Weighted Average Common Shares Outstanding, Basic and Diluted(2)	60,175,373	60,393,818
Core Earnings per Common Share, Basic and Diluted	$0.44	$0.42

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	June 30, 2018	March 31, 2018
Total Stockholders’ Equity	$1,191,913	$1,192,613
Preferred Stock	—	—
Stockholders’ Equity, Net of Preferred Stock	$1,191,913	$1,192,613
Number of Common Shares Outstanding at Period End(1)	60,194,512	60,175,160
Book Value per Common Share	$19.80	$19.82

(1)	Includes shares of common stock and Class A common stock.

Second Quarter 2018 Highlights

Operating Results:

•	Generated net income attributable to common stockholders of $26.4 million, an increase of $1.1 million, or 4.3%, as compared to the three months ended June 30, 2017.
•	Declared dividends of $25.9 million, or $0.43 per share, representing an annualized dividend yield of 8.7% on a book value per common share of $19.80 as of June 30, 2018.
•	Reported Core Earnings of $26.6 million, or $0.44 per share, a 5.3% increase from the three months ended March 31, 2018.

Investment Activity:

•

Originated seven loans with a total commitment of $609.4 million, an initial unpaid principal balance of $531.0 million, unfunded commitments at closing of $78.5 million, and a weighted average interest rate of LIBOR plus 3.08%.

•	Funded $89.8 million in connection with existing loans having future funding obligations.
•	Received total cash proceeds of $414.6 million from loan principal repayments, consisting of $384.3 million and $30.3 million of full and partial principal repayments, respectively.

Liquidity and Portfolio Financing:

•

At June 30, 2018, we had unrestricted cash of $42.5 million, a portion of which is subject to certain liquidity covenants, and CMBS investments with an aggregate face amount of $219.0 million available for sale.

•

At June 30, 2018, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $105.3 million under secured revolving repurchase and senior secured credit facilities with six lenders and four asset-specific financings for mortgage loan investments:

•

$63.6 million of undrawn capacity in connection with our secured revolving repurchase and senior secured credit facilities, with a maximum facility commitment of $3.0 billion and a weighted average interest rate of LIBOR plus 2.1%, with mark-to-market provisions limited to asset and market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.2 years.

•

$41.7 million of undrawn capacity in connection with asset-specific financings with a maximum commitment amount of $242.8 million at a weighted average interest rate of LIBOR plus 3.8% and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions) of 2.3 years.

•

At June 30, 2018, we had $1.3 billion of financing capacity under secured revolving repurchase and senior secured credit facilities provided by seven lenders for loan and CMBS investments. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loans or CMBS we pledge to them to secure additional borrowings.

•

$1.1 billion of financing capacity is available under our secured revolving repurchase and senior secured credit facilities for loan originations and acquisitions, with a maximum facility commitment of $3.0 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions and have obtained the consent of our lenders) of 2.3 years. These facilities are 25% recourse to the Company’s wholly-owned subsidiary, TPG RE Finance Trust Holdco, LLC (“Holdco”).

•

$158.9 million of financing capacity is available for CMBS investments, with a maximum facility commitment of $200.0 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged and a weighted average term to maturity of 0.2 years. These facilities are 100% recourse to Holdco.

•

At June 30, 2018, we had a $932.4 million collateralized loan obligation, related to 23.4% of our mortgage loan portfolio, which bears interest at LIBOR plus 1.08%, and contains a replenishment feature that, subject to certain limitations, allows us to contribute to the collateralized loan obligation companion participation interests in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides us with additional liquidity to originate new loan investments as underlying loans repay.

Portfolio Overview

Loan Portfolio

During the three months ended June 30, 2018, we originated seven loans with a total commitment of $609.4 million, of which $531.0 million was funded at origination. Other loan fundings included $89.8 million in connection with existing loans having future funding obligations. Total cash proceeds from loan principal repayments during the three months ended June 30, 2018 were $414.6 million, consisting of $384.3 million and $30.3 million of full and partial loan principal repayments, respectively. We generated interest income of $64.7 million and incurred interest expense of $30.2 million, which resulted in net interest income of $34.5 million.

During the six months ended June 30, 2018, we originated 14 loans with a total commitment of $1.2 billion, of which $1.0 billion was funded at origination. Other loan fundings included $150.8 million in connection with existing loans having future funding obligations. Total cash proceeds from loan principal repayments during the six months ended June 30, 2018 totaled $570.8 million. We generated interest income of $124.1 million and incurred interest expense of $56.2 million, which resulted in net interest income of $67.9 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Loan originations— initial funding	$530,977	$1,047,715
Other loan fundings(1)	89,797	150,769
Loan repayments	(414,613)	(570,795)
Total loan fundings (net of repayments)	$206,161	$627,689

(1)	Additional fundings made under existing loan commitments during the three and six months ended June 30, 2018.

The following table details overall statistics for our loan portfolio as of June 30, 2018 (dollars in thousands):

		Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	61	62	61	1
% of portfolio (by unpaid principal balance)	100.0%	100.0%	99.9%	0.1%
Total loan commitment	$4,308,648	$4,352,648	$4,350,073	$2,575
Unpaid principal balance	$3,825,804	$3,825,804	$3,823,229	$2,575
Unfunded loan commitments(2)	$482,845	$482,845	$482,845	—
Carrying value	$3,805,551	$3,805,551	$3,803,142	$2,409
Weighted average credit spread(3)	4.3%	4.3%	4.3%	5.6%
Weighted average all-in yield(3)	6.5%	6.5%	6.5%	7.9%
Weighted average term to extended maturity (in years)(4)	3.8	3.8	3.8	2.2
Weighted average LTV(5)	61.8%	61.8%	61.8%	84.2%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed, including $44.0 million of such non-consolidated senior interests sold or co-originated in a loan that is not included in our balance sheet portfolio. See “—Portfolio Financing—Non-Consolidated Senior Interests” for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance development, property improvements or lease-related expenditures by our borrowers, and in some instances to finance operating deficits during renovation and lease-up.

(3)

As of June 30, 2018, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2018 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2018, based on the unpaid principal balance of our total loan exposure, 81.0% of our loans were subject to yield maintenance or other prepayment restrictions and 19.0% were open to repayment by the borrower without penalty.

(5)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of June 30, 2018, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to June 30, 2018.

CMBS Portfolio

We may from time to time invest in CMBS or CMBS-related assets as part of our investment strategy, primarily as a short-term cash management tool. Our CMBS portfolio as of June 30, 2018 consisted of 17 floating and five fixed rate securities whose underlying collateral is primarily first mortgage loans secured by commercial real estate properties, or for certain loans that have been defeased, United States Treasury bonds. The underlying real estate collateral is located across the United States, primarily in New York, California, and Texas with no state representing more than 34% of an investment’s current face amount. Additionally, 34.3% of our CMBS portfolio relates to US Government guaranteed securities or securities issued by a government sponsored enterprise (“GSE”).

The following table details overall statistics for our CMBS portfolio as of June 30, 2018 (dollars in thousands):

		CMBS Investment Exposure(1)
	Balance Sheet Portfolio	Floating Rate	Fixed Rate
Number of CMBS Investments	22	17	5
% of portfolio (by current face amount)	100.0%	61.1%	38.9%
Par value	$251,605	$165,291	$86,314
Current face amount(2)	$218,979	$133,742	$85,237
Weighted average coupon	3.2%	2.9%	3.7%
Weighted average yield to expected maturity(3)	3.2%	2.7%	4.1%
Weighted average life (in years)	2.0	1.9	2.1
Weighted average principal repayment window (in years)	2.8	2.0	4.2
Contractual maturity (in years)	18.2	19.8	15.5
Ratings range(4)	Unrated to AAA	A- to AAA	Unrated to AAA

(1)	Weighted by estimated fair value as of June 30, 2018.
(2)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)

Ratings range includes one structured finance investment that is unrated. This structured finance investment is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The other CMBS investments are rated A- through AAA.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of June 30, 2018 and December 31, 2017 based on our internal risk ratings (dollars in thousands):

	June 30, 2018		December 31, 2017
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$49,000	1	$—	—
2	1,065,644	15	1,318,816	22
3	2,470,666	38	1,680,913	29
4	220,241	7	175,943	6
5	—	—	—	—
	$3,805,551	61	$3,175,672	57

The weighted average risk rating of our total loan exposure based on unpaid principal balance was 2.8 and 2.6 as of June 30, 2018 and December 31, 2017.

Portfolio Financing

Our portfolio financing arrangements include secured revolving repurchase facilities, a senior secured credit facility, a CLO, asset-specific financings (classified as notes payable on the consolidated balance sheet), and non-consolidated senior interests.

The following table details our portfolio financing (dollars in thousands):

	Outstanding Principal Balance
	June 30, 2018	December 31, 2017
Secured revolving repurchase facilities	$1,572,556	$1,835,801
Senior secured credit facility	387,440	—
CLO financing	740,904	—
Asset-specific financings	201,144	289,487
Total indebtedness(1)	$2,902,044	$2,125,288

(1)	Excludes deferred financing costs of $15.4 million and $10.3 million as of June 30, 2018 and December 31, 2017, respectively.

Secured Revolving Repurchase Facilities

As of June 30, 2018, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $1.6 billion, with a weighted average interest rate of LIBOR plus 2.1% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.6% per annum, and a weighted average advance rate of 75.8%. As of June 30, 2018, outstanding borrowings under these facilities had a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.2 years. The Morgan Stanley secured revolving repurchase facility has an initial maturity date of May 4, 2019 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this facility. These secured revolving repurchase facilities are 25% recourse to Holdco.

As of June 30, 2018, the Company had two secured revolving repurchase facilities to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. These secured revolving repurchase facilities are 100% recourse to Holdco.

The following tables detail our secured revolving repurchase facilities (dollars in thousands):

	June 30, 2018
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$670,708	73.9%	$493,588	$478,555	$15,033	$256,412	L+2.1%	8/19/2019
Wells Fargo	750,000	516,954	75.9	390,469	385,270	5,199	359,531	L+2.1%	5/25/2021
JP Morgan	374,699	382,338	73.8	278,728	272,353	6,375	95,971	L+2.3%	8/20/2020
Morgan Stanley	500,000	344,638	77.3	265,947	229,546	36,401	234,053	L+2.3%	N/A
US Bank	172,520	210,900	78.7	165,720	165,720	-	6,800	L+1.8%	7/9/2023
Subtotal/Weighted Average—Loans	$2,547,219	$2,125,538	75.4%	$1,594,452	$1,531,444	$63,008	$952,767	L+2.1%
Royal Bank of Canada	100,000	8,418	90.0	7,669	7,669	-	92,331	L+1.0%	9/20/2018	(5)
Goldman Sachs	100,000	38,920	90.0	33,443	33,443	-	66,557	L+0.0%	9/4/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,338	90.0%	$41,112	$41,112	$—	$158,888	L+0.2%
Total/Weighted Average	$2,747,219	$2,172,876	75.8%	$1,635,564	$1,572,556	$63,008	$1,111,655	L+2.1%

	December 31, 2017
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$890,736	71.8%	$636,639	$566,747	$69,892	$113,361	L+2.2%	8/19/2019
Wells Fargo	750,000	814,886	75.1	606,386	517,538	88,848	143,614	L+2.1%	5/25/2021
JP Morgan	376,942	382,135	71.3	269,627	256,928	12,699	107,315	L+2.5%	8/20/2020
Morgan Stanley	500,000	533,707	75.7	403,155	379,998	23,157	96,845	L+2.4%	N/A
US Bank	150,000	93,000	77.1	71,400	71,400	—	78,600	L+2.0%	12/9/2022
Subtotal/Weighted Average—Loans	$2,526,942	$2,714,464	73.7%	$1,987,207	$1,792,611	$194,596	$539,735	L+2.2%
Royal Bank of Canada	100,000	8,418	90.0	7,805	7,805	—	92,195	L+1.0%	3/20/2018	(5)
Goldman Sachs	100,000	39,332	90.0	35,385	35,385	—	64,615	L+0.1%	3/2/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,750	90.0%	$43,190	$43,190	$—	$156,810	L+0.3%
Total/Weighted Average	$2,726,942	$2,762,214	74.1%	$2,030,397	$1,835,801	$194,596	$696,545	L+2.2%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the facility commitment less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to June 30, 2018 or December 31, 2017, respectively.

Borrowings under our secured revolving repurchase facilities are subject to the initial approval of eligible collateral loans (or CMBS, depending on the facility) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase facilities during the six months ended June 30, 2018 are as follows (dollars in thousands):

	Six Months Ended June 30, 2018
	Carrying Value	Maximum Month End Balance	Average Month End Balance
Goldman Sachs	$478,555	$585,872	$490,579
Wells Fargo	385,270	607,650	440,845
JP Morgan	272,353	299,013	276,218
Morgan Stanley	229,546	379,998	276,712
US Bank	165,720	165,720	87,120
Subtotal / Averages - Loans(1)	$1,531,444	$1,901,184	$1,571,474
Goldman Sachs	33,443	35,385	34,712
Royal Bank of Canada	7,669	7,805	7,734
Subtotal / Averages - CMBS(1)	$41,112	$43,190	$42,446
Total / Averages - Loans and CMBS(1)	$1,572,556	$1,944,374	$1,613,920

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase facilities at a month end during the six months ended June 30, 2018.

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

As of June 30, 2018, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase facilities taken as a whole) was 24.2%, as compared to 25.9% at December 31, 2017.

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

The secured revolving repurchase facilities guaranties include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Collateralized Loan Obligation

On February 14, 2018 (the “Closing Date”), the Company closed TRTX 2018-FL1, a $932.4 million collateralized loan obligation through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Issuers used proceeds from the issuance of the Securities to purchase one first mortgage whole loan and 25 pari passu first mortgage loan investment participation interests at a current advance rate of 80.0% and a weighted average coupon of LIBOR plus 1.08%. This financing transaction provides non-recourse financing that eliminates mark-to-mark risk, improves our matched-term funding profile, and a reduced cost of funds while increasing our portfolio financing advance rate. We retained ownership of $186.5 million of the Notes sold and Preferred Shares in the Issuers. Additionally, during the three months ending June 30, 2018, the Company purchased as an investment $5.0 million of TRTX 2018-FL1 Class A notes.

At June 30, 2018, the mortgage assets represented 23.4% of the aggregate unpaid principal balance of $896.5 million of the Company’s loan investment portfolio. TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, provides additional liquidity for existing loan investments as underlying loans repay. For the three months ended June 30, 2018, we utilized the replenishment feature twice, contributing participation interests of $56.9 million, and receiving net cash proceeds of $13.9 million, after the repayment of $43.0 million of existing borrowings, including accrued interest, secured by the participation interests.

Asset-Specific Financings

At June 30, 2018 and December 31, 2017, we had outstanding four and seven investments financed with three separate counterparties as asset-specific financings, respectively. During the six months ended June 30, 2018, we repaid three of the outstanding asset-specific financings at December 31, 2017 with the net proceeds from the related loan repayments of $203.0 million. In instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized by the additional loans pledged as collateral.

The following tables detail our asset-specific financings at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral asset	1	$76,375	$53,394	N/A	$53,372	L+ 6.75%	06/29/19
Financing provided	1	49,644	34,706	14,938	34,706	L+ 3.25%	06/29/19
Bank of the Ozarks
Collateral assets	2	229,510	201,341	N/A	200,799	L+ 7.10%	09/16/20
Financing provided	2	160,657	133,938	26,719	133,459	L+ 4.28%	09/16/20
BMO Harris
Collateral asset	1	45,000	45,000	N/A	44,738	L+ 5.25%	04/09/22
Financing provided	1	32,500	32,500	-	32,317	L+ 2.65%	04/09/22
Totals
Total collateral assets	4	$350,885	$299,735	N/A	$298,909	L+ 6.76%
Total financing provided	4	$242,801	$201,144	$41,657	$200,482	L+ 3.84%

	December 31, 2017
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	3	$245,115	$190,587	N/A	$189,994	L+6.57%	11/23/19
Financing provided	3	156,965	122,847	34,119	122,433	L+3.49%	11/23/19
Bank of the Ozarks
Collateral asset	3	305,000	195,065	N/A	194,147	L+7.15%	04/18/20
Financing provided	3	209,750	134,140	75,610	133,224	L+4.36%	04/18/20
BMO Harris
Collateral assets	1	45,000	45,000	N/A	44,665	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,266	L+2.65%	04/09/22
Totals
Total collateral assets	7	$595,115	$430,652	N/A	$428,806	L+6.69%
Total financing provided	7	$399,215	$289,487	$109,729	$287,923	L+3.80%

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

Examples of “bad boy” defaults under the Deutsche Bank, Bank of the Ozarks and BMO Harris asset-specific financings include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreements for each of the asset-specific financings also contain financial covenants covering liquid assets and net worth requirements. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Senior Secured Credit Facility

We are a party to a senior secured credit facility agreement with Bank of America N.A. On June 15, 2018, we exercised the accordion feature to increase the maximum facility amount to $500 million. The current extended maturity of this facility is September 2022. The following table details the senior secured credit facility as of June 30, 2018 (dollars in thousands):

	June 30, 2018
Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	1.9%	3.9%	$500,000	$112,560	$387,440

This facility is 25% recourse to Holdco, and the related guaranty includes various covenants covering net worth, liquidity, recourse limitations and debt coverage. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

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

The following table details the subordinate interests retained on our balance sheet based on the total loan we financed through the use of non-consolidated senior interests sold or co-originated as of June 30, 2018 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Carrying Value	Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity(2)
Senior loan sold or co-originated	1	$44,000	$44,000	N/A	L+ 2.1%	N/A	7/20/2020
Retained mezzanine loan	1	$19,000	$19,000	$18,999	L+ 8.5%	N/A	7/20/2020
Total loan	1	$63,000	$63,000	N/A	L+ 4.0%	N/A	7/20/2020

(1)	The retained loan investment and related non-consolidated senior interest sold or co-originated are indexed to LIBOR.
(2)	Weighted average term to extended maturity assumes all extension options are exercised by the borrowers; provided, however, that our loans may be repaid prior to such date.

Financial Covenants for Outstanding Borrowings

On May 4, 2018, we amended and restated our financial covenants to align and simplify the financial covenants across the guarantees related to our secured revolving repurchase facilities, senior secured credit facility, and note-on-note financings and to provide for additional leverage. The amended and restated agreements require Holdco to maintain compliance with the following financial covenants (among others):

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

The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

Debt-to-Equity Ratio and Total Leverage Ratio

Our Debt-to-Equity and Total Leverage ratios increased from December 31, 2017 as a result of closing TRTX 2018-FL1, our $932.4 million collateral loan obligation which has an 80% advance rate, and the utilization of increased advance rates on mortgage loans originated during the three and six months ended June 30, 2018. The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2018		December 31, 2017
Debt-to-equity ratio(1)	2.40	x	1.71	x
Total leverage ratio(2)	2.44	x	1.82	x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of June 30, 2018, 99.9% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.0 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2018, the remaining 0.1% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which results in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing. Due to the short remaining term to maturity and the small percentage of our loan portfolio represented by fixed rate loans, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our mortgage loan portfolio’s net floating rate exposure as of June 30, 2018 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$3,823,229
Floating rate debt(1)(2)	(2,860,932)
Net floating rate exposure	$962,297

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

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and financing costs and the corresponding weighted average yields for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended June 30,
	2018			2017
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$3,478,292	$117,211	6.7%	$2,433,068	$94,092	7.7%
Retained mezzanine loans(3)	48,754	4,920	20.2	56,657	3,127	11.0
CMBS	138,582	1,927	2.8	108,871	2,458	4.5
Core interest-earning assets	$3,665,628	$124,058	6.8	$2,598,596	$99,677	7.7

Interest-bearing liabilities:
Asset-specific financing	$230,447	$7,615	6.6%	$184,624	$5,038	5.5%
Secured revolving repurchase agreements(4)	1,613,811	36,897	4.6	1,106,546	21,427	3.9
CLO	620,753	10,627	3.4	449,209	10,046	4.5
Subscription secured facility(5)	—	—	—	27,500	924	6.7
Senior secured credit facility	128,040	1,013	1.6	—	—	—
Total interest-bearing liabilities	$2,593,051	$56,152	4.3	$1,767,879	$37,435	4.2
Net interest income(6)		$67,906			$62,242

Other Interest-earning assets:
Cash equivalents	$111,825	$710	1.3%	$98,729	$182	0.4%
Accounts receivable from servicer/trustee	$11,109	—	—	$58,179	$12	—
Total interest-earning assets	$3,788,562	$124,768	6.6%	$2,755,504	$99,871	7.2%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)

Retained mezzanine loans interest income for the six months ended June 30, 2018 includes a minimum multiple payment related to the repayment of one of the Company's four mezzanine loans during the period.

(4)

Secured revolving repurchase agreements interest expense for the six months ended June 30, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL1 during the period.

(5)	Weighted average yield for the six months ended June 30, 2017 reflects significant borrowings that were repaid prior to period end.
(6)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,		2018 vs 2017	Six Months Ended June 30,		2018 vs 2017
	2018	2017		$2018	2017	$
INTEREST INCOME
Interest Income	$64,693	$51,736	$12,957	$124,058	$99,677	$24,381
Interest Expense	(30,154)	(19,635)	(10,519)	(56,152)	(37,435)	(18,717)
Net Interest Income	34,539	32,101	$2,438	67,906	62,242	$5,664
OTHER REVENUE
Other Income, net	509	245	264	875	367	508
Total Other Revenue	509	245	264	875	367	508
OTHER EXPENSES
Professional Fees	855	463	392	1,754	1,192	562
General and Administrative	1,089	720	369	2,197	1,189	1,008
Servicing and Asset Management Fees	767	1,205	(438)	1,534	2,341	(807)
Management Fees	4,763	2,768	1,995	9,467	5,356	4,111
Collateral Management Fee	—	71	(71)	—	202	(202)
Incentive Management Fee	1,146	1,805	(659)	2,072	3,386	(1,314)
Total Other Expenses	8,620	7,032	1,588	17,024	13,666	3,358
Income Before Income Taxes	26,428	25,314	1,114	51,757	48,943	2,814
Income Tax Benefit (Expense)	10	14	(4)	(205)	(140)	(65)
Net Income	26,438	25,328	1,110	51,552	48,803	2,749
Preferred Stock Dividends	—	(8)	8	(3)	(8)	5
Net Income Attributable to Common Stockholders(1)	26,438	25,320	1,118	51,549	48,795	2,754
Basic Earnings per Common Share(2)	$0.44	$0.52	$(0.08)	$0.86	$1.00	$(0.14)
Diluted Earnings per Common Share(2)	$0.44	$0.52	$(0.08)	$0.86	$1.00	$(0.14)
Dividends Declared per Common Share(2)	$0.43	$0.41	$0.02	$0.85	$0.85	$—
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	$(1,424)	$56	$(1,480)	$(1,638)	$1,288	$(2,926)
Comprehensive Income	$25,014	$25,384	$(370)	$49,914	$50,091	$(177)

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Net Interest Income

Net interest income increased $2.4 million, to $34.5 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due primarily to loan portfolio growth of $1.6 billion and a higher average LIBOR on the underlying loans. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.3 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The change in other revenue was primarily due to higher cash balances during the three months ended June 30, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $2.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in other expenses for the three months ended June 30, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $2.0 million due to growth in the Company’s quarterly common stockholder’s equity base of $211.6 million due to our initial public offering and growth in Core Earnings and (ii) an increase of general and administrative expenses and professional fees of $0.8 million as a result of our continued growth in size and the complexities of being a public company. These increases were partially offset by a decrease in servicing and asset management fees and collateral management fees of $0.5 million due primarily to the termination of our private collateralized loan obligation in August 2017.

Our operating expenses have increased as a public company, due primarily to: increased fees payable to our Manager as a result of our Management Agreement; and increased general and administrative expenses as a public company than when private due to SEC reporting costs, legal and compliance costs, investor relations costs, increased audit and tax accounting fees, NYSE costs, regulatory compliance, and other items required of a public company.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager decreased by $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The change in incentive compensation to our Manager was primarily a result of our post-IPO Management Agreement.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

During the three months ended June 30, 2018, we declared cash dividends of $0.43 per share, or $25.9 million. During the three months ended June 30, 2017, we declared cash dividends of $0.41 per share, or $20.5 million. The increase in cash dividends per share and cash dividends declared was primarily due to continued loan portfolio and net income growth.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income decreased $1.5 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease is primarily related to fair value fluctuations of certain CMBS investments and changes in the CMBS investment composition, from the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Net Interest Income

Net interest income increased $5.7 million, to $67.9 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was due primarily to loan portfolio growth of $1.6 billion and a higher average LIBOR on the underlying loans. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.3 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change in other revenue was primarily due to higher cash balances during the six months ended June 30, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $4.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in other expenses for the six months ended June 30, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $4.1 million due to growth in the Company’s quarterly common stockholder’s equity base of $211.6 million due to our initial public offering and growth in Core Earnings and (ii) an increase of general and administrative expenses and professional fees of $1.6 million as a result of our continued growth in size and the complexities of being a public company. These increases were partially offset by a decrease in servicing and asset management fees and collateral management fees of $1.0 million due primarily to the termination of our private collateralized loan obligation in August 2017.

Our operating expenses have increased as a public company, due primarily to: increased fees payable to our Manager as a result of our Management Agreement; and increased general and administrative expenses as a public company than when private due to SEC reporting costs, legal and compliance costs, investor relations costs, increased audit and tax accounting fees, NYSE costs, regulatory compliance, and other items required of a public company.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager decreased by $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change in incentive compensation to our Manager was primarily a result of our post-IPO Management Agreement.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

During the six months ended June 30, 2018, we declared cash dividends of $0.85 per share, or $51.2 million. During the six months ended June 30, 2017, we declared cash dividends of $0.85 per share, or $41.8 million. The cash dividends declared increase was primarily due to continued loan portfolio and net income growth. The cash dividends declared per share was unchanged primarily due to an increase of shares outstanding of our common stock and Class A common stock of 11.9 million shares resulting from our initial public offering and stock dividend completed during the year ended December 31, 2017.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income decreased $2.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease is primarily related to fair value fluctuations of certain CMBS investments and changes in the CMBS investment composition, from the six months ended June 30, 2017.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under asset-specific financings, secured revolving repurchase agreements, the sale of non-consolidated senior interests, a senior secured credit facility, and two CLOs. As of June 30, 2018, we had outstanding 60.2 million shares of our common stock and Class A common stock representing $1.2 billion of stockholders’ equity, and $2.9 billion of outstanding borrowings used to finance our operations.

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, accounts receivable from our servicers from loan repayments of our net loans held for investment, available borrowings under asset-specific financings, secured revolving repurchase facilities, and a senior secured credit facility, which are set forth in the following table (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$42,494	$75,037
Secured revolving repurchase facilities (undrawn capacity)	63,008	194,596
Senior secured credit facility (undrawn capacity)	600	—
Asset-specific financing	41,657	109,728
Total	$147,759	$379,361

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

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.9 billion of outstanding borrowings, $482.8 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2018 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$482,845	$70,257	$374,458	$38,130	—
Secured debt agreements—principal(2)	2,902,045	1,650,014	1,252,031	—	—
Secured debt agreements—interest(2)	114,791	78,323	36,435	33	—
Total(3)	$3,499,681	$1,798,594	$1,662,924	$38,163	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of June 30, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(3)	Total excludes a $44.0 million non-consolidated senior interest sold or co-originated, as the satisfaction of these interests is not expected to require a cash outlay from us.

With respect to our debt obligations that are contractually obligated to be paid in the next several years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the capital markets to raise cash to fund new investments; (v) the issuance of additional structured finance vehicles, such as a CLO similar to TRTX 2018-FL1, as a method of financing; and/or (vi) selling loan or CMBS investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$52,159	$52,625
Cash flows provided by (used in) investing activities	(796,089)	189,136
Cash flows provided by (used in) financing activities	711,532	(144,002)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(32,398)	$97,759

We experienced a net decrease in cash, cash equivalents, and restricted cash of $32.4 million for the six months ended June 30, 2018, compared to a net increase of $97.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, cash flows provided by operating activities totaled $52.2 million related primarily to net interest income, cash flows used in investing activities totaled $796.1 million due primarily to loan originations and CMBS purchases, and cash flows provided by financing activities totaled $711.5 million due primarily to proceeds from our CLO issuance and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new loans and acquire CMBS investments totaling $1.2 billion during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Corporate Activities

Dividends

On June 15, 2018, we declared a cash dividend for the second quarter of 2018, to holders of record of our common stock and Class A common stock as of June 25, 2018, in the amount of $0.43 per share of common stock and Class A common stock, or $25.9 million in the aggregate, which dividend was paid on July 25, 2018.

10b5-1 Purchase Plan

During the three months ended June 30, 2018, we did not repurchase any shares of common stock under the 10b5-1 Purchase Plan. At June 30, 2018, we had a remaining commitment under the 10b5-1 Purchase Plan of $12.5 million. See Note 16 for details about our Board of Director’s authorization to extend the repurchase period for the 10b5-1 Purchase Plan, which authorization was granted subsequent to June 30, 2018

Stock Dividend

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

Subsequent Events

The following events occurred subsequent to quarter end:

Senior Mortgage Loan Originations

From July 1, 2018 through August 6, 2018, we closed, or are in the process of closing, six first mortgage loans with a total loan commitment amount of $569.1 million. These loans will be funded with a combination of cash-on-hand, cash proceeds from recently sold CMBS investments, and borrowings.

Citi Secured Revolving Credit Facility

On July 12, 2018, we entered into a credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager.  The Credit Agreement governs a secured revolving credit facility with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which we expect to use to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings will bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets will be 70%, and will decline over a 90-day period, after which borrowings against that respective asset must be repaid.

As of August 6, 2018, no borrowings were outstanding under the Credit Agreement.

Sale of a Non-core, Fixed Rate Loan Investment

On July 16, 2018, we sold a participation interest in a non-core, fixed rate performing loan purchased in December 2014 to a third party for total cash consideration of $2.7 million, including sale costs and fees, recognizing a loss on sale of $0.4 million.

Sale of CMBS Investments

From July 23, 2018 to July 25, 2018, we sold 17 CMBS investments that were primarily held as short-term investments for total cash consideration of $133.3 million, including sale costs and fees, to fund future loan originations, recognizing a loss on sale of $0.1 million.

Cash Dividend

On July 25, 2018, we paid a cash dividend on our common stock and Class A common stock of $0.43 per share, or $25.9 million, to stockholders of record as of June 25, 2018.

10b5-1 Purchase Plan

We did not repurchase any shares of common stock under the 10b5-1 Purchase Plan from July 1, 2018 through August 6, 2018. The repurchase period under the 10b5-1 Purchase Plan is set to expire on August 21, 2018 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. On August 1, 2018, our Board of Directors authorized the extension of the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan have been authorized or are contemplated. As of August 6, 2018, we had approximately $12.5 million of remaining capital committed to repurchases of outstanding shares of common stock under the 10b5-1 Purchase Plan. We anticipate entering into an amendment to the 10b5-1 Purchase Plan or a new purchase plan sometime in the third quarter of 2018 to effect the extension authorized by the Board of Directors.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of June 30, 2018 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	06/28/18	$190.0	$177.0	$177.0	L +2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
2	Senior Loan	04/28/17	188.0	142.0	141.0	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed Use	Bridge	$292 Sq ft	60.7%	(10)	3
3	Senior Loan	10/12/17	180.0	168.3	167.1	L +3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
4	Senior Loan	09/29/17	173.3	155.2	153.9	L +4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
5	Senior Loan	02/14/18	165.0	154.4	153.7	L +3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$129,412 Unit	78.4%		3
6	Senior Loan	06/27/18	149.0	125.3	124.2	L +3.3%	L +3.5%	Floating	7/9/23	San Diego, CA	Office	Light Transitional	$474 Sq ft	71.4%		3
7	Senior Loan	12/16/16	147.3	105.8	105.0	L +4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$414 Sq ft	47.7%		4
8	Senior Loan	08/23/16	132.0	106.4	105.9	L +7.5%	L +7.9%	Floating	8/23/21	Fort Lauderdale, FL	Condominium	Construction	$281 Sq ft	19.8%		2
9	Senior Loan	08/10/17	125.9	116.6	116.0	L +4.8%	L +5.0%	Floating	9/9/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	56.8%		3
10	Senior Loan	08/22/17	121.6	99.9	99.4	L +4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
11	Senior Loan	02/13/18	112.0	112.0	111.0	L +3.5%	L +3.8%	Floating	3/9/23	Chicago, IL	Mixed Use	Bridge	$1,017 Sq ft	78.4%		3
12	Senior Loan	07/21/17	106.6	90.0	89.3	L +4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
13	Senior Loan	08/31/15	97.5	95.0	94.9	L +6.7%	L +6.8%	Floating	8/31/19	Dallas, TX	Condominium	Construction	$319 Sq ft	5.4%		2
14	Senior Loan	07/24/17	93.5	85.2	84.7	L +3.3%	L +3.5%	Floating	8/9/22	Phoenix, AZ	Mixed Use	Bridge	$148 Sq ft	64.0%		2
15	Senior Loan	02/13/17	90.5	74.8	74.3	L +4.8%	L +5.0%	Floating	2/13/22	Torrance, CA	Office	Moderate Transitional	$245 Sq ft	64.4%		3
16	Senior Loan	10/14/15	90.0	88.7	88.6	L +3.9%	L +4.2%	Floating	10/14/20	Brooklyn, NY	Mixed Use	Light Transitional	$359 Sq ft	58.2%		2
17	Senior Loan	02/27/18	90.0	66.9	66.1	L +4.8%	L +5.1%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$198 Sq ft	52.2%		3
18	Senior Loan	09/29/17	89.5	69.4	68.9	L +3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
19	Senior Loan	02/01/17	85.0	81.5	81.1	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
20	Senior Loan	06/13/17	84.4	82.3	81.9	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		2
21	Senior Loan	03/16/16	84.2	64.0	63.8	L +4.8%	L +5.0%	Floating	3/16/21	Herndon, VA	Office	Light Transitional	$139 Sq ft	61.1%		3
22	Senior Loan	12/15/17	79.0	79.0	78.6	L +5.3%	L +5.6%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,205 Unit	59.6%		2
23	Senior Loan	06/06/18	76.4	76.4	76.0	L +3.2%	L +3.5%	Floating	6/9/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%		2
24	Senior Loan	06/29/15	76.4	53.4	53.4	L +6.8%	L +7.3%	Floating	6/29/19	Miami, FL	Condominium	Construction	$257 Sq ft	34.7%		2
25	Senior Loan	03/29/18	75.0	70.8	70.8	L +3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$157 Sq ft	72.3%		3
26	Senior Loan	12/20/17	67.6	44.3	43.7	L +4.0%	L +4.3%	Floating	1/9/23	Arlington, VA	Office	Moderate Transitional	$194 Sq ft	51.7%		3
27	Senior Loan	05/25/16	67.0	67.0	66.8	L +3.7%	L +4.4%	Floating	9/9/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		4
28	Senior Loan	09/20/17	64.9	55.5	55.0	L +4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3
29	Senior Loan	03/01/16	64.2	55.8	55.7	L +4.9%	L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$289 Sq ft	54.1%		3

30	Senior Loan	11/16/17	63.0	63.0	62.6	L +3.4%		L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%		3
31	Senior Loan	03/01/16	61.2	49.3	49.1	L +5.1%		L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$474 Sq ft	67.9%		3
32	Senior Loan	06/20/18	61.0	51.0	51.0	L +3.0%		L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
33	Senior Loan	06/14/17	60.0	60.0	59.7	L +3.9%		L +4.3%	Floating	7/9/20	Newark, NJ	Mixed Use	Bridge	$255 Sq ft	62.2%		3
34	Senior Loan	01/23/18	54.2	50.1	49.7	L +3.4%		L +3.8%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$125 Sq ft	66.9%		3
35	Senior Loan	12/20/17	51.0	51.0	50.6	L +4.0%		L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		3
36	Senior Loan	06/15/18	50.0	30.4	30.0	L +3.1%		L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$480 Sq ft	72.4%		3
37	Senior Loan	06/15/18	50.0	41.5	41.0	L +3.7%		L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%		3
38	Senior Loan	05/11/15	49.1	48.8	48.8	L +5.3%		L +5.4%	Floating	12/3/20	San Francisco, CA	Hotel	Light Transitional	$192,112 Unit	76.8%		3
39	Senior Loan	05/25/16	49.0	49.0	49.0	L +2.8%		L +3.4%	Floating	2/9/20	Various, Various	Hotel	Light Transitional	$64,644 Unit	61.4%	(11)	1
40	Senior Loan	09/13/16	48.5	46.0	45.8	L +4.3%		L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%		2
41	Senior Loan	03/30/18	46.9	41.9	41.5	L +3.7%		L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$163 Sq ft	57.9%		3
42	Senior Loan	01/22/16	45.0	41.8	41.7	L +4.3%		L +4.5%	Floating	1/22/21	New York, NY	Office	Light Transitional	$342 Sq ft	71.0%		3
43	Senior Loan	03/21/17	45.0	45.0	44.7	L +5.3%		L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%		3
44	Senior Loan	12/29/14	39.4	38.7	38.7	L +5.3%		L +4.0%	Floating	3/14/19	Manhattan, NY	Condominium	Bridge	$1,283 Sq ft	19.9%		3
45	Senior Loan	09/01/15	37.0	37.0	37.0	L +4.6%		L +4.9%	Floating	9/1/20	Santa Barbara, CA	Hotel	Bridge	$234,177 Unit	67.3%		3
46	Senior Loan	02/18/16	36.5	36.5	36.4	L +4.0%		L +4.3%	Floating	2/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%		2
47	Senior Loan	01/04/18	35.8	25.4	25.1	L +3.4%		L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%		3
48	Senior Loan	12/29/14	33.5	33.5	33.5	L +8.8%		L +8.6%	Floating	9/6/18	Chicago, IL	Hotel	Bridge	$127,060 Unit	68.4%		3
49	Senior Loan	05/27/18	33.0	29.4	29.1	L +3.7%		L +3.9%	Floating	6/9/23	Los Angeles, CA	Retail	Bridge	$499 Sq ft	63.6%		3
50	Senior Loan	10/11/16	32.0	32.0	31.9	L +5.9%		L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	(11)	3
51	Senior Loan	10/06/16	30.0	30.0	29.9	L +5.0%		L +5.3%	Floating	10/6/21	Los Angeles, CA	Industrial	Bridge	$115 Sq ft	73.3%		2
52	Senior Loan	11/17/17	28.0	28.0	27.8	L +5.3%		L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%		2
53	Senior Loan	11/17/17	26.0	26.0	25.8	L +5.3%		L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%		2
54	Senior Loan	11/16/16	17.2	18.1	18.1	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$887 Sq ft	49.8%		4
55	Senior Loan	11/16/16	13.0	13.6	13.6	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$965 Sq ft	43.3%		4
56	Senior Loan	11/16/16	8.0	6.0	6.0	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$778 Sq ft	46.6%		4
57	Senior Loan	11/16/16	7.8	8.2	8.2	L +4.8%		L +5.2%	Floating	11/9/19	Manhattan, NY	Condominium	Moderate Transitional	$889 Sq ft	40.7%		4
58	Senior Loan	12/29/14	7.7	7.7	7.7	L +6.5%		L +10.3%	Floating	12/31/20	Raleigh, NC	Land	Bridge	$6 Sq ft	56.3%		3
59	Senior Loan	12/29/14	2.6	2.6	2.4	5.6%		7.9%	Fixed	9/10/20	Shelby Township, MI	Retail	Bridge	$24 Sq ft	84.2%		4
60	Senior Loan	12/29/14	2.4	2.4	2.4	L +6.5%		L +8.6%	Floating	12/31/20	Cary, NC	Land	Bridge	$1 Sq ft	53.3%		3
Subtotal / Weighted Average			4,289.6	3,806.8	3,786.6	4.3%	(9)	6.5%		3.8 yrs					61.7%		2.8
Mezzanine Loans:
61	Mezzanine Loan	7/20/15	19.0	19.0	19.0	L +8.5%		L +9.0%	Floating	7/20/20	Manhattan, NY	Multifamily	Bridge	$777,778 Unit	87.9%		3
Subtotal / Weighted Average			$19.0	$19.0	$19.0	L +8.5%		L +9.0%		2.1 yrs					87.9%
Total / Weighted Average			$4,308.6	$3,825.8	$3,805.6	4.3%		6.5%		3.8 yrs					61.8%		2.8

(1)

First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 48, 58, 59, 60, and 61 represent 75% pari passu participation interests in whole mortgage loans. Loans numbered 24 and 38 represent 65% pari passu participation interests in whole mortgage loans. Loan number 44 represents a 50% pari passu participation interest in the whole mortgage loan. Loans numbered 54, 55, 56, and 57 represent 24% pari passu participation interests in whole mortgage loans.

(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2018 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2018, based on unpaid principal balance, 81.0% of our loans were subject to yield maintenance or other prepayment restrictions and 19.0% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of June 30, 2018 for the floating rate loans and the coupon for the fixed rate loans.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of June 30, 2018, 99.9% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of June 30, 2018, the remaining 0.1% of our loans by unpaid principal balance earned a fixed rate of interest, but were financed with liabilities that require interest payments based on floating rates, which resulted in a negative correlation to rising interest rates to the extent of our amount of fixed rate financing.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following June 30, 2018, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$3,823,229		Interest income	$9,558	$(9,425)	$19,116	$(18,629)
(2,860,932)	(2)	Interest expense	(7,152)	7,152	(14,305)	14,305
$962,297		Total change in net interest income	$2,406	$(2,273)	$4,811	$(4,324)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS investments and related liabilities.
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

Non-Performance Risk

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various factors we consider during our underwriting and loan structuring process, including but not limited to requiring substantially all of our borrowers, to purchase an interest rate cap contract.

Loan Portfolio Value

As of June 30, 2018, 0.1% of our loans by unpaid principal balance earned a fixed rate of interest and as such, the value is sensitive to changes in interest rates. We generally hold all of our loans to maturity and do not expect to realize gains or losses on any fixed rate loan as a result of movements in market interest rates.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 program during the quarter ended June 30, 2018 (dollars in thousands):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2018 to April 30, 2018	—	$—	—	$12,547,672
May 1, 2018 to May 31, 2018	—	—	—	12,547,672
June 1, 2018 to June 30, 2018	—	—	—	12,547,672
Totals / Averages	—	$—	—	$12,547,672

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted. The repurchase period under the 10b5-1 Purchase Plan is set to expire on August 21, 2018 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan have been authorized or are contemplated. As of August 6, 2018, the Company had approximately $12.5 million of remaining capital committed to repurchases of outstanding shares of common stock under the 10b5-1 Purchase Plan. The Company anticipates entering into an amendment to the 10b5-1 Purchase Plan or a new purchase plan sometime in the third quarter of 2018 to effect the extension authorized by the Board of Directors.

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

10.1

Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.2

Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.3

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.4

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.5

Amended and Restated Guaranty, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6

Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10

Amendment to Loan and Security Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 6, LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11

Amended and Restated Guaranty of Recourse Obligations, executed as of May 4, 2018, by and between TPG RE Finance Trust Holdco, LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12

Amendment to Loan and Security Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 9, LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.13

Amended and Restated Guaranty of Recourse Obligations, executed as of May 4, 2018, by and between TPG RE Finance Trust Holdco, LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.14

Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.15

Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.16

First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.17

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

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

Date: August 6, 2018	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)