Form 10-Q
period 2018-09-30
TPG RE Finance Trust, Inc.
filed 2018-11-05
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of November 2, 2018, there were 66,043,964 shares of the registrant’s common stock, $0.001 par value per share, and 1,143,313 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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
•

acts of God such as hurricanes, floods, earthquakes, wildfires, mudslides, volcanic eruptions, and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

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
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from standard-setting bodies such as the Financial Accounting Standards Board (the “FASB”), the SEC, the Internal Revenue Service (the “IRS”), the New York Stock Exchange (the “NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS(1)
Cash and Cash Equivalents	$46,203	$75,037
Restricted Cash	250	700
Accounts Receivable	38	141
Accounts Receivable from Servicer/Trustee	2,547	220
Accrued Interest Receivable	19,338	16,861
Loans Held for Investment (includes $3,035,098 and $2,694,106 pledged as collateral under repurchase agreements and senior secured agreements)	4,157,653	3,175,672
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $37,345 and $47,762 pledged as collateral under repurchase agreements)	75,414	85,895
Other Assets, net	710	859
Total Assets	$4,302,153	$3,355,385
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$5,025	$5,385
Accrued Expenses	8,839	5,067
Collateralized Loan Obligation (net of deferred financing costs of $5,489 and $0)	735,415	—
Secured Revolving Repurchase and Senior Secured Agreements (net of deferred financing costs of $12,924 and $8,697)	2,087,118	1,827,104
Notes Payable (net of deferred financing costs of $506 and $1,601)	100,832	287,886
Payable to Affiliates	6,904	5,227
Deferred Revenue	216	317
Dividend Payable	28,918	23,068
Total Liabilities	2,973,267	2,154,054
Commitments and Contingencies - See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 100,000,000 shares authorized; 0 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 300,000,000 shares authorized; 66,043,964 and 59,440,112 shares issued and outstanding, respectively)	67	60
Class A Common Stock ($0.001 par value; 2,500,000 shares authorized; 1,143,313 and 1,178,618 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,355,037	1,216,112
Accumulated Deficit	(25,070)	(14,808)
Accumulated Other Comprehensive (Loss)	(1,149)	(34)
Total Stockholders' Equity	1,328,886	1,201,331
Total Liabilities and Stockholders' Equity	$4,302,153	$3,355,385

(1)

At December 31, 2017, there were no VIE assets or liabilities recorded in the Company’s Total Assets and Total Liabilities. The Company’s consolidated Total Assets and Total Liabilities at September 30, 2018 include VIE assets and liabilities of $954.4 million and $741.5 million, respectively. These assets can be used only to satisfy obligations of the VIE, and creditors of the VIE have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest Income	$69,863	$46,734	$193,921	$146,411
Interest Expense	(34,297)	(19,150)	(90,449)	(56,585)
Net Interest Income	35,566	27,584	103,472	89,826
OTHER REVENUE
Other (Loss) Income, net	(55)	669	820	1,036
Total Other Revenue	(55)	669	820	1,036
OTHER EXPENSES
Professional Fees	905	1,256	2,659	2,448
General and Administrative	965	1,003	3,162	2,192
Servicing and Asset Management Fees	767	720	2,301	3,061
Management Fee	4,879	4,133	14,346	9,489
Collateral Management Fee	—	23	—	225
Incentive Management Fee	1,168	327	3,240	3,713
Total Other Expenses	8,684	7,462	25,708	21,128
Income Before Income Taxes	26,827	20,791	78,584	69,734
Income Tax Expense	(3)	—	(208)	(140)
Net Income	$26,824	$20,791	$78,376	$69,594
Preferred Stock Dividends	—	(4)	(3)	(12)
Net Income Attributable to TPG RE Finance Trust, Inc.	$26,824	$20,787	$78,373	$69,582
Basic Earnings per Common Share(1)	$0.42	$0.35	$1.27	$1.34
Diluted Earnings per Common Share(1)	$0.42	$0.35	$1.27	$1.34
Weighted Average Number of Common Shares Outstanding(1)
Basic:	64,295,973	58,685,979	61,635,988	51,969,733
Diluted:	64,295,973	58,685,979	61,635,988	51,969,733
OTHER COMPREHENSIVE INCOME
Net Income	$26,824	$20,791	$78,376	$69,594
Unrealized Gain (Loss) on Commercial Mortgage-Backed Securities	523	(2,558)	(1,115)	(1,270)
Comprehensive Net Income	$27,347	$18,233	$77,261	$68,324

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	12,642,166	12	—	—	257,622	—	—	257,634
Common Stock and Class A Common Stock Dividend	—	—	9,224,268	9	230,815	—	(9)	—	—	—
Repurchases of Common Stock	—	—	(334,745)	—	—	—	(7)	(6,551)	—	(6,558)
Initial Public Offering Transaction Costs	—	—	—	—	—	—	(20,713)	—	—	(20,713)
Net Income	—	—	—	—	—	—	—	69,594	—	69,594
Other Comprehensive (loss)	—	—	—	—	—	—	—	—	(1,270)	(1,270)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(12)	—	(12)
Dividends on Common Stock (Dividends Declared per Share of $1.18)	—	—	—	—	—	—	—	(60,566)	—	(60,566)
Dividends on Class A Common Stock (Dividends Declared per Share of $1.18)	—	—	—	—	—	—	—	(1,365)	—	(1,365)
Balance at September 30, 2017	125	$—	59,791,742	$60	1,213,026	$1	$1,216,725	$(8,968)	$(20)	$1,207,798

Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	7,019,352	7	—	—	139,433	—	—	139,440
Conversions of Class A Common Stock to Common Stock	—	—	35,305	—	(35,305)	—	—	—	—	—
Repurchases of Common Stock	—	—	(450,805)	—	—	—	(9)	(8,499)	—	(8,508)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(857)	—	—	(857)
Amortization of Share Based Compensation	—	—	—	—	—	—	483	—	—	483
Net Income	—	—	—	—	—	—	—	78,376	—	78,376
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $1.28)	—	—	—	—	—	—	—	(78,663)	—	(78,663)
Dividends on Class A Common Stock (Dividends declared per Share of $1.28)	—	—	—	—	—	—	—	(1,473)	—	(1,473)
Balance at September 30, 2018	—	$—	66,043,964	$67	1,143,313	$1	$1,355,037	$(25,070)	$(1,149)	$1,328,886

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$78,376	$69,594
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(11,867)	(15,867)
Amortization of Deferred Financing Costs	12,103	9,160
Capitalized Accrued Interest	—	1,865
Loss (Gain) on Sales of Loans Held for Investment and Commercial Mortgage-Backed Securities, net	524	(185)
Stock Compensation Expense	483	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	103	503
Accrued Interest Receivable	(4,012)	(776)
Accrued Expenses	1,113	(2,454)
Accrued Interest Payable	(360)	826
Payable to Affiliates	1,677	5,193
Deferred Fee Income	(101)	75
Other Assets	149	(694)
Net Cash Provided by Operating Activities	78,188	67,240
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(1,622,084)	(1,149,911)
Advances on Loans Held for Investment	(207,657)	(226,187)
Principal Advances Held by Servicer/Trustee	—	496
Principal Repayments of Loans Held for Investment	858,130	975,258
Proceeds from Sales of Loans Held for Investment	2,174	65,054
Purchase of Commercial Mortgage-Backed Securities	(143,643)	(96,294)
Sales and Principal Repayments of Commercial Mortgage-Backed Securities	146,016	29,802
Purchases and Disposals of Fixed Assets	—	(108)
Net Cash Used in Investing Activities	(967,064)	(401,890)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligation	—	(559,574)
Proceeds from Collateralized Loan Obligation	745,904	16,254
Payments on Secured Financing Agreements	(1,432,221)	(621,552)
Proceeds from Secured Financing Agreements	1,508,313	1,293,530
Payment of Deferred Financing Costs	(18,818)	(6,207)
Proceeds from Issuance of Common Stock	139,440	243,654
Payments to Repurchase Common Stock	(8,361)	(6,000)
Proceeds from Issuance of Class A Common Stock	—	365
Payments to Redeem Series A Preferred Stock	(125)	—
Payment of Equity Issuance and Shelf Registration Statement Transaction Costs	(251)	(4,341)
Dividends Paid on Common Stock	(72,857)	(58,743)
Dividends Paid on Class A Common Stock	(1,429)	(1,403)
Dividends Paid on Preferred Stock	(3)	(8)
Net Cash Provided by Financing Activities	859,592	295,975
Net Change in Cash, Cash Equivalents, and Restricted Cash	(29,284)	(38,675)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75,737	103,975
Cash, Cash Equivalents and Restricted Cash at End of Period	$46,453	$65,300
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$78,707	$46,600
Taxes Paid	208	141
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, net	—	51,076
Interest Payments of Loans Held for Investment and Commercial Mortgage-Backed Securities Held by Servicer/Trustee, net	1,677	—
Principal Repayments of Commercial Mortgage-Backed Securities Held by Servicer/Trustee, net	870	—
Accrued Equity Issuance and Shelf Registration Statement Transaction Costs	606	2,391
Dividends Declared, not paid	28,918	20,135
Accrued Deferred Financing Costs	3,469	2,290
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	(1,115)	1,270
Accrued Common Stock Retirement Costs	—	559
Accrued Share Based Compensation Taxes	147	—

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial mortgage-backed securities (“CMBS”). As of September 30, 2018 and December 31, 2017, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

At each reporting date, the Company reconsiders its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant, and will consolidate or not consolidate accordingly (see Note 5 for details).

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

The Company considers a loan to be non-performing and places the loan on non-accrual status when: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan experiences a maturity default. Based on the Company’s judgment as to the collectability of principal, a loan on non-accrual status is either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce the loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered. During the three and nine months ended September 30, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

The Company evaluates each loan classified as a loan held for investment for impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral securing the impaired loan, less estimated costs to sell such collateral, if recovery of the Company’s investment is expected solely from the sale of such collateral. As part of the quarterly impairment review, we evaluate the risk of each loan and assign a risk rating based on a variety of factors, grouped as follows to include, among other factors: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geographic, property-type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Commercial Mortgage-Backed Securities

The Company acquires CMBS investments primarily for cash management purposes, and also for investment purposes. The Company designates CMBS investments as available-for-sale on the acquisition date. CMBS investments that are classified as available-for-sale are recorded at fair value in the Company’s consolidated financial statements. Additionally, CMBS investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described under “Revenue Recognition” above. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain loan and CMBS investments using secured revolving repurchase agreements, asset-specific financing arrangements (notes payable on the consolidated balance sheets), senior secured credit facilities, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2018, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer, and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

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

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and Class A common stock), by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock are identical to the common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock is convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock. The Class A common stock votes together with the common stock as a single class. Shares of Class A common stock have been issued to, and are owned by, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), and certain individuals or entities affiliated with the Manager, and the sale or conversion to common stock by investors of such shares of Class A common stock is subject to certain restrictions.

Diluted earnings per common share is calculated by including the effect of dilutive securities. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method.

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of our Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Compensation expense is recognized in net income on a straight-line basis over the applicable award vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligation and secured financing agreements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis when it approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2018 and December 31, 2017. The balances in these accounts may exceed the insured limits.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Upon adoption, and resulting from this change, the 10 Company expects that it will be required to record a loan loss reserve at origination or acquisition of an individual loan or a loan portfolio. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments state that Topic 718 applies to all share-based payment awards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606, Revenue from Contracts with Customers. On July 1, 2018, the Company adopted these updates for share-based compensation payments made to certain individuals employed by an affiliate of the Manager. The Company’s adoption of the share-based compensation ASU on July 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

During the nine months ended September 30, 2018, the Company originated 21 loans with a total commitment of approximately $1.9  billion, an initial unpaid principal balance of $1.6  billion, and unfunded commitments at closing of $264.5 million. To fund these loan originations, the Company used cash on hand, its secured revolving repurchase facilities and senior secured credit facilities.

The following tables present an overview of the loan investment portfolio as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,178,729	$(21,076)	$4,157,653
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,178,729	(21,076)	4,157,653
Allowance for loan losses	—	—	—
Total	$4,178,729	$(21,076)	$4,157,653

	December 31, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,122,670	$(22,143)	$3,100,527
Subordinated and mezzanine loans	75,446	(301)	75,145
Subtotal before allowance	3,198,116	(22,444)	3,175,672
Allowance for loan losses	—	—	—
Total	$3,198,116	$(22,444)	$3,175,672

For the nine months ended September 30, 2018, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2017	$3,175,672
Additions during the period:
Loans originated	1,622,084
Additional fundings	207,657
Amortization of discount and origination fees	12,858
Deductions during the period:
Collection of principal	(860,618)
Balance at September 30, 2018	$4,157,653

At September 30, 2018 and December 31, 2017, there was $0.0 million and $2.0 million of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

On July 16, 2018, the Company sold its participation interest in a non-core, fixed rate performing loan purchased in December 2014 to a third party for total cash consideration of $2.7 million, including sale costs and fees, recognizing a loss on sale of $0.4 million which is recorded in Other (Loss) Income, net.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value
Rating	September 30, 2018	December 31, 2017
1	$78,898	$—
2	1,089,790	1,318,816
3	2,775,828	1,680,913
4	213,137	175,943
5	—	—
Totals	$4,157,653	$3,175,672
Weighted Average Risk Rating(1)	2.8	2.6

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at period end.

The weighted average risk rating at September 30, 2018 and December 31, 2017 was 2.8 and 2.6, respectively. During the three months ended September 30, 2018, one loan was moved from the Company’s Category 2 risk rating into its Category 1 risk rating, resulting from asset-level occupancy increases and rents that have exceeded the Company’s underwriting. The Company also moved one loan that was classified in its Category 2 risk rating into its Category 3 risk rating due to slower than anticipated leasing activity. Additionally, the Company moved two loans from its Category 3 risk rating into its Category 2 risk rating as a result of an improvement in the operating performance of the underlying collateral.

At September 30, 2018 and December 31, 2017, there were no loans on non-accrual status or that were impaired; thus, the Company did not record a reserve for loan loss.

(4) Commercial Mortgage-Backed Securities

During the nine months ended September 30, 2018, the Company purchased for short-term cash management and investment purposes 17 CMBS investments for $138.0 million. The purchased CMBS investments consist of floating rate instruments which, in the aggregate, had a weighted average coupon of 2.9%. No CMBS investments were purchased during the three months ended September 30, 2018. In July 2018, the Company sold 17 CMBS investments for total cash consideration of $133.3 million, including selling costs and fees, recognizing a loss on the sale of $0.1 million, which is recorded in Other (Loss) Income, net.

As of September 30, 2018 and December 31, 2017, the Company had four and five CMBS, respectively, designated as available-for-sale securities. Details of the carrying and fair values of the Company’s CMBS portfolio are as follows (dollars in thousands):

	September 30, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$76,603	$(40)	$(1,149)	$75,414

	December 31, 2017
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Loss	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$85,661	$268	$(34)	$85,895

CMBS fair values are considered Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CMBS fair values are based upon market, broker, and counterparty or pricing services quotations, which provide valuation estimates, based upon reasonable market order indications. The Company reviews the fair value quotations, which are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity, for reasonableness and consistency.

The Company’s CMBS have a weighted average contractual maturity, based on estimated fair value, of 15.0 years. The amortized cost and estimated fair value of the Company’s available-for-sale CMBS by contractual maturity are shown in the following table (dollars in thousands):

	September 30, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$37,937	$38,072
After five years	38,627	37,342
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$76,564	$75,414

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	49,229	49,023
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$85,929	$85,895

Certain of the Company’s CMBS investments were in an unrealized loss position as of September 30, 2018. During the preceding 12 months these CMBS investments traded at, or near, their respective carrying values, and interest and principal payments are current. Additionally, as of September 30, 2018, substantially all of the unrealized loss position relates to CMBS investments issued by a government sponsored enterprise. Currently, all of the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the three or nine months ended September 30, 2018 or the year ended December 31, 2017.

(5) Variable Interest Entities and Collateralized Loan Obligations

On February 14, 2018 (the “Closing Date”), the Company entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Company retained ownership of $186.5 million of the Notes sold and Preferred Shares. Additionally, the Company holds as an investment $5.0 million (principal amount) of TRTX 2018-FL1 Class A Notes.

Proceeds from the issuance of the Securities were used by the Issuers to purchase one commercial real estate whole loan (the “Whole Loan”) and 25 fully-funded pari passu participations (the “Pari Passu Participations,” and, together with the Whole Loan and the Contributed Companion Participation Interests (as defined below), the “Mortgage Assets”) in certain commercial real estate mortgage loans. The Mortgage Assets were purchased by the Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the Issuers (the “Seller”). TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, allows the Company to contribute companion participation interests (“Contributed Companion Participation Interests”) in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. For the three months ended September 30, 2018, the Company utilized the replenishment feature once, contributing Contributed Companion Participation Interests of $35.9 million, and receiving net cash proceeds of $10.0 million, after the repayment of $25.9 million of existing borrowings, including accrued interest, secured by the Contributed Companion Participation Interests.  For the nine months ended September 30, 2018, the Company utilized the replenishment feature three times, contributing Contributed Companion Participation Interests of $92.8 million, and receiving net cash proceeds of $23.9 million, after the repayment of $68.9 million of existing borrowings, including accrued interest, secured by the Contributed Companion Participation Interests.

The Mortgage Assets represented 22.3% of the aggregate unpaid principal balance of the Company’s loan investment portfolio, and had an aggregate principal balance of approximately $932.4 million, as of September 30, 2018.

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

The carrying values of the Company’s total assets and total liabilities related to TRTX 2018-FL1 at September 30, 2018 included the following VIE assets and liabilities (dollars in thousands):

September 30, 2018
ASSETS
Cash and Cash Equivalents	$18,988
Accrued Interest Receivable	3,010
Accounts Receivable from Servicer/Trustee	3
Loans Held for Investment	932,380
Total Assets	$954,381
LIABILITIES
Accrued Interest Payable	$(938)
Accrued Expenses	(103)
Collateralized Loan Obligation	(740,415)
Total Liabilities	$(741,456)

Assets held by the Issuers are restricted and can only be used to settle obligations of the Issuers. The liabilities of the Issuers are non-recourse to the Company and can only be satisfied from the Issuers’ assets.

The following table outlines TRTX 2018-FL1 borrowings and loan collateral under the Company’s consolidated Issuers (dollars in thousands):

As of September 30, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$932,380	$932,380	$(745,904)	$(740,415)

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

For the three months ended September 30, 2018 and 2017, $7.7 million and $1.9 million, respectively, is included in the Company’s consolidated statements of income as interest expense related to TRTX 2018-FL1 and 2014-CLO (including amortization of deferred financing costs). For the nine months ended September 30, 2018 and 2017, $18.4 million and $11.9 million, respectively, is included in the Company’s consolidated statements of income as interest expense related to TRTX 2018-FL1 and 2014-CLO, respectively (including amortization of deferred financing costs). As of September 30, 2018 and December 31, 2017, the Company’s unamortized deferred financing costs related to TRTX 2018-FL1 and 2014-CLO were $5.5 million and $0.0 million, respectively.

(6) Secured Revolving Repurchase Agreements, Senior Secured Credit Facility and Notes Payable

At September 30, 2018 and December 31, 2017, the Company had secured revolving repurchase agreements, senior secured credit facilities and notes payable for certain of the Company’s originated loans. These financing agreements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s notes payable, secured revolving repurchase agreements, and senior secured credit facilities as of September 30, 2018 and December 31, 2017, respectively. Except as otherwise noted, all agreements are on a non-recourse basis. Amounts included are shown in thousands:

As of September 30, 2018
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	5.8%	$76,161	$7,323	$68,838	$98,340
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.0	32,500	—	32,500	45,000
Subtotal					108,661	7,323	101,338	143,340

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/19	1 Month Libor	2.3%	4.4%	$750,000	$378,430	$371,570	$780,647
Wells Fargo(1)	05/25/19	1 Month Libor	1.9	4.1	750,000	305,988	444,012	600,575
JP Morgan(1)	08/20/21	1 Month Libor	2.1	4.2	428,802	91,486	337,316	455,267
Morgan Stanley(1)	05/04/19	1 Month Libor	2.3	4.5	500,000	245,254	254,746	337,591
US Bank(1)	10/09/21	1 Month Libor	1.8	4.0	212,840	6,800	206,040	261,300
Goldman Sachs (CMBS)(2)	12/03/18	3 Month Libor	0.2	2.5	100,000	65,226	34,774	38,710
Royal Bank of Canada (CMBS)(2)	N/A	3 Month Libor	N/A	N/A	100,000	100,000	—	—
Subtotal					2,841,642	1,193,184	1,648,458	2,474,090

Senior Secured Credit Facilities	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	1.9%	4.1%	$500,000	$112,560	387,440	486,666
Citibank (3)	07/12/20	1 Month Libor	2.3	4.5	160,000	95,856	64,144	133,000
					$660,000	$208,416	$451,584	$619,666
Total					$3,610,303	$1,408,923	$2,201,380	$3,237,096

(1)	Borrowings under secured revolving repurchase agreements, one senior secured credit facility, and one note payable with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to September 30, 2018.

(3)	Borrowings under the senior secured credit facility with a guarantee for 100% recourse.

As of December 31, 2017
Notes Payable	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	5.9%	$92,400	$43,979	$48,421	$69,172
Bank of the Ozarks	08/31/18	1 Month Libor	4.0	5.4	68,600	14,151	54,449	77,784
Deutsche Bank	09/25/19	1 Month Libor	3.5	4.9	64,779	15,895	48,884	81,473
Deutsche Bank	06/29/18	1 Month Libor	3.3	4.6	49,644	18,224	31,420	48,339
Bank of the Ozarks	05/22/18	1 Month Libor	4.8	6.1	48,750	17,479	31,271	48,109
Deutsche Bank	12/09/18	1 Month Libor	3.7	5.0	42,543	1	42,542	60,775
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.0	32,500	—	32,500	45,000
Subtotal					399,216	109,729	289,487	430,652

Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/18	1 Month Libor	2.2%	3.6%	$750,000	$183,253	$566,747	$890,736
Wells Fargo(1)	05/25/19	1 Month Libor	2.1	3.6	750,000	232,462	517,538	814,886
JP Morgan(1)	08/20/18	1 Month Libor	2.5	4.0	376,942	120,014	256,928	382,135
Morgan Stanley(1)	05/04/19	1 Month Libor	2.4	3.9	500,000	120,002	379,998	533,707
US Bank(1)	12/09/19	1 Month Libor	2.0	3.6	150,000	78,600	71,400	93,000
Goldman Sachs (CMBS)(2)	03/02/18	3 Month Libor	0.1	1.6	100,000	64,615	35,385	39,332
Royal Bank of Canada (CMBS)(2)	03/20/18	3 Month Libor	1.0	2.6	100,000	92,195	7,805	8,418
Subtotal					2,726,942	891,141	1,835,801	2,762,214

Senior Secured Credit Facility	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	—	—	$250,000	$250,000	—	—
Total					$3,376,158	$1,250,870	$2,125,288	$3,192,866

(1)	Borrowings under secured revolving repurchase agreements, senior secured credit facility, and one note payable with a guarantee for 25% recourse.
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

As of September 30, 2018 and December 31, 2017, the Company had two and seven note-on-note financing agreements, respectively. These asset-specific financing arrangements allow for additional advances up to a specified cap. As of September 30, 2018 and December 31, 2017, the note-on-note financing agreements were secured by two and seven particular loans held for investment, respectively. During the three months ended September 30, 2018, the outstanding borrowings under the asset-specific financing arrangement with Deutsche Bank was repaid. The Company’s notes payable have the following guarantees:

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

All notes payable at September 30, 2018 are guaranteed by Holdco, and the agreements include guarantor covenants regarding liquid assets and net worth requirements. One of these loans at September 30, 2018 is 25% recourse to Holdco. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

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

At September 30, 2018 and December 31, 2017, the Company had five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at September 30, 2018 and December 31, 2017 consisted of 54 and 48 mortgage loans, respectively. During the three months ended September 30, 2018, the Company amended its Goldman Sachs Bank USA and JPMorgan Chase Bank, National Association secured revolving repurchase facilities, extending the maturity dates to August 19, 2019 and August 20, 2021, respectively.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at September 30, 2018 (dollars in thousands):

	September 30, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$780,647	$777,782	$372,207	$405,575	30.5%	323
Wells Fargo Bank	750,000	600,575	599,306	444,777	154,529	11.6	968
Morgan Stanley Bank(4)	500,000	337,591	340,286	256,139	84,147	6.3	N/A
JP Morgan Chase Bank	428,802	455,267	454,381	337,879	116,502	8.8	1,785
US Bank	212,840	261,300	259,845	206,334	53,511	4.0	1,835
Subtotal / Weighted Average	2,641,642	2,435,380	2,431,600	1,617,336	814,264		1,126

(1)	Amounts shown in the table include interest receivable of $14.3 million and are net of premium, discount and origination fees of $18.1 million.
(2)	Amounts shown in the table include interest payable of $3.7 million and do not reflect unamortized deferred financing fees of $8.8 million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	The Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a limit on the maximum number of permitted extensions.

At September 30, 2018 and December 31, 2017, the Company had two secured revolving repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at September 30, 2018 and December 31, 2017 consisted of two mortgage-backed securities. The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at September 30, 2018 (dollars in thousands):

	September 30, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$38,710	$37,468	$35,049	$2,419	0.2%	$64
Royal Bank of Canada	100,000	—	—	—	—	—	—
Subtotal / Weighted Average	$200,000	$38,710	$37,468	$35,049	$2,419		64
Total / Weighted Average - Loans and CMBS	$2,841,642	$2,474,090	$2,469,068	$1,652,385	$816,683		1,099

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $1.4 million.
(2)	Amounts shown in the table include interest payable of $0.3 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to September 30, 2018.

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

(4)	The Morgan Stanley Bank credit facility is excluded from the Days to Extended Maturity calculation because it does not have a limit on the maximum number of permitted extensions.

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

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

Senior Secured Credit Facilities

On July 12, 2018, the Company entered into a credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit facility with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets is 70%, and declines over a 90-day period, after which borrowings against that respective asset must be repaid.

On September 29, 2017, the Company and Bank of America N.A. entered into a senior secured credit facility agreement that had a maximum facility amount of $250 million, which could increase from time to time, up to $500 million, at the Company’s request and agreement by the lender. The Company previously exercised its accordion feature to increase the maximum facility amount to $500 million. The current extended maturity of this facility is September 29, 2022. The following table details the senior secured credit facilities as of September 30, 2018 (dollars in thousands):

	September 30, 2018
Senior Secured Credit Facilities	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	1.9%	4.1%	$500,000	$112,560	$387,440
Citibank	7/12/2020	1 Month Libor	2.3%	4.5%	$160,000	$95,856	$64,144

There were no amounts outstanding on the Bank of America senior secured credit facility at December 31, 2017.

The Bank of America senior secured credit facility is 25% recourse to Holdco. The Holdco guaranty includes various covenants covering net worth, liquidity, recourse limitations and debt coverage. The Citibank credit facility is 100% recourse to Holdco. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to September 30, 2018 and thereafter are as follows (in thousands):

	CLO (TRTX 2018-FL1)	Senior Secured Credit Facilities	Repurchase Agreements	Notes Payable
2018	$—	$—	$60,081	$—
2019	474,632	—	1,216,535	68,838
2020	213,615	451,584	94,536	32,500
2021	52,657	—	277,306	—
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$740,904	$451,584	$1,648,458	$101,338

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At September 30, 2018, the Company had $42.5 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 (collateralized loan obligation (as of September 30, 2018)), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of September 30, 2018 and December 31, 2017.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	September 30, 2018
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,157,653	$—	$—	$4,187,202
Financial Liabilities
CLO (TRTX 2018-FL1)	735,415	—	—	735,415
Secured Financing Arrangements	2,187,950	—	—	2,187,950

	December 31, 2017
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,175,672	$—	$—	$3,202,150
Financial Liabilities
Secured Financing Arrangements	2,114,990	—	—	2,114,990

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended September 30, 2018 or year ended December 31, 2017.

At September 30, 2018 and December 31, 2017, the estimated fair value of Loans Held for Investment was $4.2 billion and $3.2 billion, respectively. The weighted average gross spread at September 30, 2018 and December 31, 2017 was 4.2% and 4.8%, respectively. The weighted average years to maturity at September 30, 2018 and December 31, 2017 was 3.8 years and 3.6 years, respectively, assuming full extension of all loans.

At September 30, 2018 and December 31, 2017, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At September 30, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1 approximates fair value as current borrowing spreads reflect market terms.

(9) Income Taxes

As of September 30, 2018 and December 31, 2017, the Company indirectly owned 100% of the equity of multiple taxable REIT subsidiaries, including certain of its TRTX 2018-FL1 subsidiaries (the “TRSs”). As a result, the TRSs had operating activities during the nine months ended September 30, 2018.

The TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s initial capitalization in 2014. The years open to examination range from 2014 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2018 and December 31, 2017, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the nine months ended September 30, 2018 and September 30, 2017, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three months ended September 30, 2018 and 2017, the Company incurred no federal, state and local tax expense relating to its TRSs. For the nine months ended September 30, 2018 and 2017, the Company incurred $0.2 million and $0.1 million, respectively, of federal, state and local tax expense relating to its TRSs. At September 30, 2018 and 2017, the Company’s effective tax rate was 0.26% and 0.20%, respectively.

At September 30, 2018 and December 31, 2017, the Company had no deferred tax assets or liabilities.

(10) Related Party Transactions

Management Agreements

Post-IPO Management Agreement

The Company is externally managed and advised by the Manager. During the year ended December 31, 2017, upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement (as defined below) terminated without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”). On May 2, 2018, the Company and the Manager amended the Management Agreement solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. The changes were effected to include equity issued by subsidiaries of the Company in the definition of Equity, and to exclude distributions on equity issued by subsidiaries from the calculation of the Manager’s Incentive Compensation. For the three and nine months ended September 30, 2018, the management fee and incentive management fee were calculated under the Management Agreement.

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

Pre-IPO Management Agreement

Through July 24, 2017, the Company paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). For the three and nine months ended September 30, 2017, the management fee and incentive management fee were calculated under both the pre-IPO and post-IPO Management Agreements. Under the pre-IPO Management Agreement, the management fee was equal to 1.25% of the Company’s stockholders’ equity per annum, and was calculated and payable quarterly in arrears. For purposes of calculating the management fee under the pre-IPO Management Agreement, stockholders’ equity meant: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries had paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that was used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) were calculated on a daily weighted average basis.

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

2014-CLO Collateral Management Fee

The Manager also served as Collateral Manager for the 2014-CLO under a collateral management agreement (the “Collateral Management Agreement”). The collateral management fee was equal to 0.075% per annum of the aggregate par amount of the loans in the 2014-CLO, and was calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the 2014-CLO. After the completion of the initial public offering and prior to the termination of the 2014-CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the 2014-CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement. As of September 30, 2017, the aggregate par amount of the loans in the 2014-CLO was $181.1 million.

Management Fees Incurred and Paid for the three and nine months ended September 30, 2018 and September 30, 2017

For the three and nine months ended September 30, 2018 and 2017, the Company incurred and paid the following management fees, incentive management fees, and collateral management fees related to its pre-IPO and Post-IPO Management Agreements and the 2014-CLO Collateral Management Agreement (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Post-IPO Management Agreement fees incurred	$6,047	$3,404
Post-IPO Management Agreement fees paid	5,909	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	1,079
Pre-IPO Management Agreement and Collateral Management fees paid	—	4,574

	Nine Months Ended September 30,
	2018	2017
Post-IPO Management Agreement fees incurred	$17,586	$—
Post-IPO Management Agreement fees paid	16,771	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	10,023
Pre-IPO Management Agreement and Collateral Management fees paid	—	11,930

Management fees, incentive management fees, and collateral management fees included in payable to affiliates on the consolidated balance sheets at September 30, 2018 and December 31, 2017 are $6.0 million and $5.2 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended September 30, 2018, the Manager incurred $0.3 million of expenses that were reimbursable by the Company. During the nine months ended September 30, 2018, the Manager incurred a total of $0.9 million of expenses that were reimbursable by the Company. As of September 30, 2018, $0.6 million remained outstanding and was reimbursable by the Company to the Manager. For the nine months ended September 30, 2017, $1.0 million was incurred by the Manager and reimbursable by the Company.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three and nine months ended September 30, 2018, $0.0 million and $0.1 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the three and nine months ended September 30, 2017, there were no common stock dividends declared or undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock.

At September 30, 2018, all share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Attributable to TPG RE Finance Trust, Inc.	$26,824	$20,787	$78,373	$69,582
Participating Securities' Share in Earnings	(27)	—	(96)	—
Net Income Attributable to Common Stockholders	$26,797	$20,787	$78,277	$69,582
Weighted Average Common Shares Outstanding, Basic and Diluted	64,295,973	58,685,979	61,635,988	51,969,733
Per Common Share Amount, Basic and Diluted	$0.42	$0.35	$1.27	$1.34

(12) Stockholders’ Equity

Common Stock Issuance

On August 10, 2018, the Company completed a common stock offering of 7 million shares at a price of $19.82 per share generating gross proceeds of $138.7 million. The Company intends to use the proceeds from the offering to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The Manager reimbursed offering costs of $0.7 million.

The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-226642) and the related prospectus dated August 7, 2018, as supplemented by a prospectus supplement dated August 7, 2018.

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

10b5-1 Purchase Plan

The Company entered into an agreement and related amendments (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, as our agent, to buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan were authorized. Under the amended 10b5-1 Purchase Plan, the repurchase period was extended to February 28, 2019 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted.

The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share.  No shares were repurchased by the Company during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company repurchased 0.4 million shares of common stock, at a weighted average price of $18.83 per share, for total consideration (including commissions and related fees) of $8.4 million.

Through September 30, 2018, the Company has purchased 1.2 million shares of common stock, at a weighted average price of $19.28 per share, for total consideration (including commissions and related fees) of $22.5 million. At September 30, 2018, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $12.5 million.

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

On September 18, 2018, the Company’s Board of Directors declared a dividend for the third quarter of 2018 in the amount of $0.43 per share of common stock and Class A common stock, or $28.9 million in the aggregate, which dividend was payable on October 25, 2018 to holders of record of our common stock and Class A common stock as of September 28, 2018. On September 26, 2017, the Company declared a dividend associated with the third quarter of 2017 in the amount of $0.33 per share of common stock and Class A common stock, or $20.1 million in the aggregate, which was paid on October 26, 2017.

For the nine months ended September 30, 2018 and 2017, common stock and Class A common stock dividends in the amount of $80.1 million and $61.9 million were declared and approved, respectively. As of September 30, 2018 and December 31, 2017, $28.9 million and $23.1 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive (Loss) Income

For the three months ended September 30, 2018 and 2017, other comprehensive (loss) income was $0.5 million and $(2.6) million, respectively. For the nine months ended September 30, 2018 and 2017, other comprehensive (loss) income was $(1.1) million and $(1.3) million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on CMBS available-for-sale.

(13) Share-based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of September 30, 2018, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

The Company’s Board of Directors has adopted, and the Company’s stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of the Manager or its affiliates, as well as to the Manager and other entities that provide services to the Company and its affiliates and the employees of such entities. The total number of shares of common stock or long term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463, or 7.5% of the issued and outstanding shares of the Company’s common stock after completion of the Company’s common and Class A common stock dividend, initial public offering and the issuance of shares in connection with the partial exercise of the option to purchase additional shares related to the initial public offering. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors. No equity grants were awarded in conjunction with the Company’s initial public offering.

The shares generally vest in installments over a three-year period, pursuant to the terms of the award and the Incentive Plan. As of September 30, 2018, there were 63,919 shares of common stock outstanding and total unrecognized compensation cost related to unvested share-based compensation arrangements of $1.1 million, which is expected to be recognized over a weighted average period of 1.6 years from September 30, 2018. For the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.5 million, respectively, of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

(14) Commitments and Contingencies

Unfunded Commitments

As of September 30, 2018 and December 31, 2017, the Company had $527.1 million and $529.0 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of September 30, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of September 30, 2018 and December 31, 2017 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	September 30, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,776,866	$272,336	37.8%	$1,504,530	36.0%
Multifamily	950,808	76,023	20.2	874,785	20.9
Mixed Use	758,500	87,567	16.1	670,933	16.1
Hotel	627,994	13,290	13.3	614,704	14.7
Condominium	276,044	25,462	5.9	250,582	6.0
Retail	239,058	52,424	5.1	186,634	4.5
Industrial	66,500	—	1.4	66,500	1.6
Other	10,061	—	0.2	10,061	0.2
Total	$4,705,831	$527,102	100.0%	$4,178,729	100.0%

	December 31, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$836,826	$160,450	22.5%	$676,376	21.1%
Multifamily	813,775	75,509	21.8	738,266	23.1
Hotel	693,569	27,980	18.6	665,589	20.8
Condominium	679,779	166,358	18.2	513,421	16.1
Mixed Use	431,500	57,243	11.6	374,257	11.7
Retail	195,012	41,500	5.2	153,512	4.8
Industrial	66,500	—	1.8	66,500	2.1
Other	10,195	—	0.3	10,195	0.3
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	September 30, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$2,068,065	$163,056	44.0%	$1,905,009	45.6%
South	1,442,929	257,013	30.7	1,185,916	28.4
West	744,940	87,885	15.8	657,055	15.7
Midwest	400,897	19,148	8.5	381,749	9.1
Various	49,000	—	1.0	49,000	1.2
Total	$4,705,831	$527,102	100.0%	$4,178,729	100.0%

	December 31, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
East	$1,600,619	$167,447	42.9%	$1,433,172	44.8%
South	1,147,510	278,890	30.8	868,620	27.2
West	674,123	67,746	18.1	606,377	19.0
Midwest	255,904	14,957	6.9	240,947	7.5
Various	49,000	—	1.3	49,000	1.5
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Category

A summary of the loan portfolio by category as of September 30, 2018 and December 31, 2017 based on total loan commitment and current UPB is as follows (dollars in thousands):

	September 30, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$2,503,711	$203,679	53.2%	$2,300,032	55.0%
Light Transitional	1,365,820	194,652	29.0	1,171,168	28.0
Moderate Transitional	727,499	118,309	15.5	609,190	14.6
Construction	108,801	10,462	2.3	98,339	2.4
Total	$4,705,831	$527,102	100.0%	$4,178,729	100.0%

	December 31, 2017
Loan Category	Loan Commitment	Unfunded Commitment	% Loan Commitment	Loan UPB	% Loan UPB
Bridge	$1,927,488	$176,316	51.7%	$1,751,172	54.7%
Moderate Transitional	723,075	132,483	19.4	590,592	18.5
Construction	609,468	166,358	16.4	443,110	13.9
Light Transitional	467,125	53,883	12.5	413,242	12.9
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

(16) Subsequent Events

The following events occurred subsequent to September 30, 2018:

Senior Mortgage Loan Originations

From October 1, 2018 through November 5, 2018, the Company has closed, or is in the process of closing, four first mortgage loans with a total loan commitment amount of $540.0 million. These loans will be funded with a combination of cash-on-hand and borrowings.

Cash Dividend

On October 25, 2018, the Company paid a cash dividend on its common stock and Class A common stock of $0.43 per share, or $28.9 million, to stockholders of record as of September 28, 2018.

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

As of September 30, 2018, our portfolio consisted of 62 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $4.2 billion, a weighted average credit spread of 4.2%, a weighted average all-in yield of 6.6%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.8 years, and a weighted average LTV of 63.4%. As of September 30, 2018, 100.0% of the loan commitments in our portfolio consisted of floating rate, first mortgage loans. We also had $527.1 million of unfunded loan commitments as of September 30, 2018, our funding of which is subject to borrower satisfaction of certain milestones. In addition, as of September 30, 2018, we held for cash management and short-term investment purposes four CMBS investments, with an aggregate face amount of $76.6 million and a weighted average coupon of 3.4%.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended September 30, 2018, we recorded earnings and Core Earnings per diluted common share of $0.42, a decrease of $0.02 from the quarter ended June 30, 2018, primarily due to the issuance of 7 million common shares completed on August 10, 2018. Our book value per common share as of September 30, 2018 was $19.78, a $0.02 decline from June 30, 2018. For the three months ended September 30, 2018, we declared a cash dividend of $0.43 per share. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net Income Attributable to Common Stockholders(1)	$26,797	$26,438
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	64,295,973	60,175,373
Basic and Diluted Earnings per Common Share	$0.42	$0.44
Dividends Declared per Common Share	$0.43	$0.43

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net Income Attributable to Common Stockholders(1)	$26,797	$26,438
Non-Cash Compensation Expense	109	197
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$26,906	$26,635
Weighted Average Common Shares Outstanding, Basic and Diluted(2)	64,295,973	60,175,373
Core Earnings per Common Share, Basic and Diluted	$0.42	$0.44

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	September 30, 2018	June 30, 2018
Total Stockholders’ Equity	$1,328,886	$1,191,913
Preferred Stock	—	—
Stockholders’ Equity, Net of Preferred Stock	$1,328,886	$1,191,913
Number of Common Shares Outstanding at Period End(1)	67,187,277	60,194,512
Book Value per Common Share	$19.78	$19.80

(1)	Includes shares of common stock and Class A common stock.

Third Quarter 2018 Highlights

Operating Results:

•	Generated net income attributable to common stockholders of $26.8 million, an increase of $6.0 million, or 29.0%, as compared to the three months ended September 30, 2017.
•

Net income attributable to common stockholders and Core Earnings of $0.42 per share, a 5.5% decrease from the three months ended June 30, 2018, primarily due to an increase in weighted average number of common shares outstanding resulting from our issuance of 7 million shares of common stock in an underwritten public offering completed on August 10, 2018.

•	Reported Core Earnings of $26.9 million, a 1.1% increase from the three months ended June 30, 2018, primarily due to loan origination growth.
•	Declared dividends of $28.9 million, or $0.43 per share, representing an annualized dividend yield of 8.7% on a book value per common share of $19.78 as of September 30, 2018.

Investment Activity:

•

Originated seven loans with a total commitment of $709.5 million, an initial unpaid principal balance of $585.9 million, unfunded commitments at closing of $123.6 million, and a weighted average interest rate of LIBOR plus 4.03%.

•	Funded $56.9 million in connection with existing loans having future funding obligations.
•	Received total cash proceeds of $289.8 million from loan principal repayments, consisting of $258.0 million and $31.8 million of full and partial principal repayments, respectively.

Liquidity and Portfolio Financing:

•

At September 30, 2018, we had unrestricted cash of $46.2 million, a portion of which is subject to certain liquidity covenants, and CMBS investments with an aggregate face amount of $76.6 million available for sale.

•

At September 30, 2018, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $265.5 million under secured revolving repurchase and senior secured credit facilities with eight lenders and two asset-specific financings for mortgage loan investments:

•

$258.2 million of undrawn capacity in connection with our secured revolving repurchase and senior secured credit facilities with a maximum facility commitment of $3.3 billion and a weighted average interest rate of LIBOR plus 2.0%, with mark-to-market provisions limited to asset and market specific events, and a weighted average term to extended maturity of 3.2 years (assuming we have exercised all extension options and term out provisions).

•

$7.3 million of undrawn capacity in connection with asset-specific financings with a maximum commitment amount of $108.7 million at a weighted average interest rate of LIBOR plus 3.9% and a weighted average term to extended maturity of 3.1 years (assuming we have exercised all extension options and term-out provisions).

•

At September 30, 2018, we had $1.4 billion of financing capacity under secured revolving repurchase and senior secured credit facilities provided by eight lenders for loan and CMBS investments. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loans or CMBS we pledge to them to secure additional borrowings.

•

$1.2 billion of financing capacity is available under our secured revolving repurchase and senior secured credit facilities for loan originations and acquisitions, with a maximum facility commitment of $3.3 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and market specific events, and a weighted average term to extended maturity of 3.2 years (assuming we have exercised all extension options and term-out provisions and have obtained the consent of our lenders). The Bank of America N.A. senior secured repurchase facility is 25% recourse to the Company’s wholly-owned subsidiary, TPG RE Finance Trust Holdco, LLC (“Holdco”) and the Citibank N.A. senior secured credit facility is 100% recourse to Holdco.

•

$165.2 million of financing capacity is available for CMBS investments, with a maximum facility commitment of $200.0 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged and a weighted average term to maturity of 0.2 years. These facilities are 100% recourse to Holdco.

•

At September 30, 2018, we had a $932.4 million collateralized loan obligation, related to 22.3% of our mortgage loan portfolio, which bears interest at LIBOR plus 1.08%, and contains a replenishment feature that, subject to certain limitations, allows us to contribute to the collateralized loan obligation companion participation interests in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides us with additional liquidity to originate new loan investments as underlying loans repay. For the nine months ended September 30, 2018, the Company utilized the replenishment feature three times, contributing Contributed Companion Participation Interests of $92.8 million, and receiving net cash proceeds of $23.9 million, after the repayment of $68.9 million of existing borrowings, including accrued interest, secured by the Contributed Companion Participation Interests.

Portfolio Overview

Loan Portfolio

During the three months ended September 30, 2018, we originated seven loans with a total commitment of $709.5 million, of which $585.9 million was funded at origination. Other loan fundings included $56.9 million in connection with existing loans having future funding obligations. Total cash proceeds from loan principal repayments during the three months ended September 30, 2018 were $289.8 million, consisting of $258.0 million and $31.8 million of full and partial loan principal repayments, respectively. We generated interest income of $69.9 million and incurred interest expense of $34.3 million, which resulted in net interest income of $35.6 million.

During the nine months ended September 30, 2018, we originated 21 loans with a total commitment of $1.9 billion, of which $1.6 billion was funded at origination. Other loan fundings included $207.7 million in connection with existing loans having future funding obligations. Total cash proceeds from loan principal repayments during the nine months ended September 30, 2018 totaled $860.6 million. We generated interest income of $193.9 million and incurred interest expense of $90.4 million, which resulted in net interest income of $103.5 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Loan originations— initial funding	$585,861	$1,633,576
Other loan fundings(1)	56,888	207,657
Loan repayments	(287,259)	(858,054)
Loan sales	(2,564)	(2,564)
Total loan fundings (net of repayments)	$352,926	$980,615

(1)	Additional fundings made under existing loan commitments during the three and nine months ended September 30, 2018.

The following table details overall statistics for our loan portfolio as of September 30, 2018 (dollars in thousands):

Loan Portfolio Exposure
Floating Rate Loans
Number of loans	62
% of portfolio (by unpaid principal balance)	100.0%
Total loan commitment	$4,705,831
Unpaid principal balance	$4,178,729
Unfunded loan commitments(1)	$527,102
Carrying value	$4,157,653
Weighted average credit spread(2)	4.2%
Weighted average all-in yield(2)	6.6%
Weighted average term to extended maturity (in years)(3)	3.8
Weighted average LTV(4)	63.4%

(1)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance development, property improvements or lease-related expenditures by our borrowers, and in some instances to finance operating deficits during renovation and lease-up.

(2)

As of September 30, 2018, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2018 for weighted average calculations.

(3)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2018, based on the unpaid principal balance of our total loan exposure, 74.3% of our loans were subject to yield maintenance or other prepayment restrictions and 25.7% were open to repayment by the borrower without penalty.

(4)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of September 30, 2018, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to September 30, 2018.

CMBS Portfolio

We may from time to time invest in CMBS or CMBS-related assets as part of our investment strategy, often as a short-term cash management tool. Our CMBS portfolio as of September 30, 2018 consisted of four fixed rate securities whose underlying collateral is primarily first mortgage loans secured by commercial real estate properties, or for certain loans that have been defeased, United States Treasury bonds. The underlying real estate collateral is located across the United States, primarily in California and Texas with no state representing more than 17.5% of an investment’s current face amount. Additionally, all of our CMBS portfolio relates to US Government guaranteed securities or securities issued by a government sponsored enterprise (“GSE”).

The following table details overall statistics for our CMBS portfolio as of September 30, 2018 (dollars in thousands):

CMBS Investment Exposure(1)
Fixed Rate
Number of CMBS Investments	4
% of portfolio (by current face amount)	100.0%
Par value	$77,896
Current face amount(2)	$76,603
Weighted average coupon	3.4%
Weighted average yield to expected maturity(3)	3.3%
Weighted average life (in years)	2.1
Weighted average principal repayment window (in years)	4.4
Contractual maturity (in years)	15.0
Ratings range(4)	Unrated

(1)	Weighted by estimated fair value as of September 30, 2018.
(2)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)

The largest structured finance investment is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The other CMBS investments are structured finance investments issued by Fannie Mae and Ginnie Mae which are backed primarily by mortgage loans on multifamily properties that satisfy GSE program requirements. These bonds are unrated but carry a government guaranty.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of September 30, 2018 and December 31, 2017 based on our internal risk ratings (dollars in thousands):

	September 30, 2018		December 31, 2017
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$78,898	2	$—	—
2	1,089,790	14	1,318,816	22
3	2,775,828	40	1,680,913	29
4	213,137	6	175,943	6
5	—	—	—	—
	$4,157,653	62	$3,175,672	57

The weighted average risk rating of our total loan exposure based on unpaid principal balance was 2.8 and 2.6 as of September 30, 2018 and December 31, 2017.

Portfolio Financing

Our portfolio financing arrangements include secured revolving repurchase facilities, senior secured credit facilities, a CLO, asset-specific financings (classified as notes payable on the consolidated balance sheet), and non-consolidated senior interests.

The following table details our portfolio financing (dollars in thousands):

	Outstanding Principal Balance
	September 30, 2018	December 31, 2017
Secured revolving repurchase facilities	$1,648,458	$1,835,801
CLO (TRTX 2018-FL1)	740,904	—
Senior secured credit facility (25% recourse to Holdco)	387,440	—
Asset-specific financings	101,338	289,487
Senior secured credit facility (100% recourse to Holdco)	64,144	—
Total indebtedness(1)	$2,942,284	$2,125,288

(1)	Excludes deferred financing costs of $18.9 million and $10.3 million as of September 30, 2018 and December 31, 2017, respectively.

Secured Revolving Repurchase Facilities

As of September 30, 2018, aggregate borrowings outstanding under our secured revolving repurchase facilities totaled $1.6 billion, with a weighted average interest rate of LIBOR plus 2.0% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.6% per annum, and a weighted average advance rate of 76.3%. As of September 30, 2018, outstanding borrowings under these facilities had a weighted average term to extended maturity of 2.2 years (assuming we have exercised all extension options and term out provisions). The Morgan Stanley secured revolving repurchase facility has an initial maturity date of May 4, 2019 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this facility. During the three months ended September 30, 2018, the Company amended its Goldman Sachs Bank USA and JPMorgan Chase Bank, National Association secured revolving repurchase facilities, extending the maturity dates to August 19, 2019 and August 20, 2021, respectively. These secured revolving repurchase facilities are 25% recourse to Holdco.

As of September 30, 2018, the Company had two secured revolving repurchase facilities to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. These secured revolving repurchase facilities are 100% recourse to Holdco.

The following tables detail our secured revolving repurchase facilities (dollars in thousands):

	September 30, 2018
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$780,647	74.3%	$576,935	$371,570	$205,365	$173,065	L+2.3%	8/19/2019
Wells Fargo	750,000	600,575	76.0	454,578	444,012	10,566	295,422	L+1.9%	5/25/2021
JP Morgan	428,802	455,267	76.0	342,136	337,316	4,820	86,666	L+2.1%	8/20/2023
Morgan Stanley	500,000	337,591	77.6	261,354	254,746	6,608	238,646	L+2.3%	N/A
US Bank	212,840	261,300	79.0	206,040	206,040	—	6,800	L+1.8%	10/9/2023
Subtotal/Weighted Average—Loans	$2,641,642	$2,435,380	76.0%	$1,841,043	$1,613,684	$227,359	$800,599	L+2.1%
Royal Bank of Canada	100,000	—	90.0	—	—	—	100,000	N/A	N/A	(5)
Goldman Sachs	100,000	38,710	90.0	34,774	34,774	—	65,226	L+0.2%	12/3/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$38,710	90.0%	$34,774	$34,774	$—	$165,226	L+0.2%
Total/Weighted Average	$2,841,642	$2,474,090	76.3%	$1,875,817	$1,648,458	$227,359	$965,825	L+2.0%

	December 31, 2017
Lender	Facility Commitment(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$890,736	71.8%	$636,639	$566,747	$69,892	$113,361	L+2.2%	8/19/2019
Wells Fargo	750,000	814,886	75.1	606,386	517,538	88,848	143,614	L+2.1%	5/25/2021
JP Morgan	376,942	382,135	71.3	269,627	256,928	12,699	107,315	L+2.5%	8/20/2020
Morgan Stanley	500,000	533,707	75.7	403,155	379,998	23,157	96,845	L+2.4%	N/A
US Bank	150,000	93,000	77.1	71,400	71,400	—	78,600	L+2.0%	12/9/2022
Subtotal/Weighted Average—Loans	$2,526,942	$2,714,464	73.7%	$1,987,207	$1,792,611	$194,596	$539,735	L+2.2%
Royal Bank of Canada	100,000	8,418	90.0	7,805	7,805	—	92,195	L+1.0%	3/20/2018	(5)
Goldman Sachs	100,000	39,332	90.0	35,385	35,385	—	64,615	L+0.1%	3/2/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,750	90.0%	$43,190	$43,190	$—	$156,810	L+0.3%
Total/Weighted Average	$2,726,942	$2,762,214	74.1%	$2,030,397	$1,835,801	$194,596	$696,545	L+2.2%

(1)	Facility commitment represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the facility commitment less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to September 30, 2018 or December 31, 2017, respectively.

Borrowings under our secured revolving repurchase facilities are subject to the initial approval of eligible collateral loans (or CMBS, depending on the facility) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase facilities during the nine months ended September 30, 2018 are as follows (dollars in thousands):

	Nine Months Ended September 30, 2018
	Carrying Value	Maximum Month End Balance	Average Month End Balance
Wells Fargo	$444,011	$607,650	$435,375
Goldman Sachs	371,570	585,872	453,552
JP Morgan	337,316	337,678	289,195
Morgan Stanley	254,746	379,998	270,479
US Bank	208,669	208,669	118,457
Subtotal / Averages - Loans(1)	$1,616,312	$1,901,184	$1,567,058
Goldman Sachs	34,774	35,385	34,437
Royal Bank of Canada	—	7,805	5,156
Subtotal / Averages - CMBS(1)	$34,774	$43,190	$39,593
Total / Averages - Loans and CMBS(1)	$1,651,086	$1,944,374	$1,606,651

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase facilities at a month end during the nine months ended September 30, 2018.

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

As of September 30, 2018, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase facilities taken as a whole) was 23.7%, as compared to 25.9% at December 31, 2017.

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

The secured revolving repurchase facilities guaranties include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

Collateralized Loan Obligation

On February 14, 2018 (the “Closing Date”), the Company closed TRTX 2018-FL1, a $932.4 million collateralized loan obligation through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “Co-Issuer” and together with the Issuer, the “Issuers”). On the Closing Date, the Issuer issued $820.5 million principal amount of notes (the “Notes”). The Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the Notes, the Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares” and, together with the Notes, the “Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. The Issuers used proceeds from the issuance of the Securities to purchase one first mortgage whole loan and 25 pari passu first mortgage loan investment participation interests at a current advance rate of 80.0% and a weighted average coupon of LIBOR plus 1.08%. This financing transaction provides non-recourse financing that reduces our cost of funds, eliminates mark-to-mark risk, improves our matched-term funding profile, and increases our portfolio financing advance rate. We retained ownership of $186.5 million of the Notes and Preferred Shares. Additionally, at September 30, 2018, we held as an investment $5.0 million of TRTX 2018-FL1 Class A Notes purchased in the open market.

At September 30, 2018, the mortgage assets represented 22.3% of the aggregate unpaid principal balance of $932.4 million of the Company’s loan investment portfolio. TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, provides additional liquidity for existing loan investments as underlying loans repay. For the three months ended September 30, 2018, we utilized the replenishment feature, contributing participation interests of $35.9 million, and receiving net cash proceeds of $10.0 million, after the repayment of $25.9 million of existing borrowings, including accrued interest, secured by the participation interests.

Asset-Specific Financings

At September 30, 2018 and December 31, 2017, we had outstanding two and seven investments financed with two and three separate counterparties as asset-specific financings, respectively. During the nine months ended September 30, 2018, we repaid five of the outstanding asset-specific financings at December 31, 2017 with the net proceeds from the related loan repayments of $364.8 million. In instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized by the additional loans pledged as collateral.

The following tables detail our asset-specific financings at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Bank of the Ozarks
Collateral asset	1	$108,801	$98,340	N/A	$97,943	L+ 7.50%	08/23/21
Financing provided	1	76,161	68,838	7,323	68,489	L+ 4.50%	08/23/21
BMO Harris
Collateral asset	1	45,000	45,000	N/A	44,774	L+ 5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,344	L+ 2.65%	04/09/22
Totals
Total collateral assets	2	$153,801	$143,340	N/A	$142,717	L+ 6.79%
Total financing provided	2	$108,661	$101,338	$7,323	$100,833	L+ 3.91%

	December 31, 2017
Lender	Count	Commitments	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Credit Spread(2)	Extended Maturity(3)
Deutsche Bank
Collateral assets	3	$245,115	$190,587	N/A	$189,994	L+6.57%	11/23/19
Financing provided	3	156,965	122,847	34,119	122,433	L+3.49%	11/23/19
Bank of the Ozarks
Collateral assets	3	305,000	195,065	N/A	194,147	L+7.15%	04/18/20
Financing provided	3	209,750	134,140	75,610	133,224	L+4.36%	04/18/20
BMO Harris
Collateral asset	1	45,000	45,000	N/A	44,665	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,266	L+2.65%	04/09/22
Totals
Total collateral assets	7	$595,115	$430,652	N/A	$428,806	L+6.69%
Total financing provided	7	$399,215	$289,487	$109,729	$287,923	L+3.80%

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

Examples of “bad boy” defaults under the Deutsche Bank, Bank of the Ozarks and BMO Harris asset-specific financings include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreements for each of the asset-specific financings also contain financial covenants covering liquid assets and net worth requirements. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

Senior Secured Credit Facilities

On July 12, 2018, the Company entered into a credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit facility with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets is 70%, and declines over a 90-day period, after which borrowings against that respective asset must be repaid. The current interest rate is 4.5% and the initial maturity date is July 12, 2020.

We are a party to a senior secured credit facility agreement with Bank of America N.A. The current interest rate is 4.1% and the initial maturity date is September 29, 2020.

The following table details the senior secured credit facilities as of September 30, 2018 (dollars in thousands):

	September 30, 2018
Senior Secured Credit Facilities	Maturity Date	Index Rate	Weighted Average Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding
Bank of America	9/29/2020	1 Month Libor	1.9%	4.1%	$500,000	$112,560	$387,440
Citibank	7/12/2020	1 Month Libor	2.3%	4.5%	$160,000	$95,856	$64,144

The Bank of America N.A. facility is 25% recourse to Holdco, while the Citibank N.A. facility is 100% recourse to Holdco, and the related guarantees include various covenants covering net worth, liquidity, recourse limitations and debt coverage. The Company believes it was in compliance with all covenants as of September 30, 2018 for both facilities and at December 31, 2017 for the Bank of America N.A. facility.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of September 30, 2018, there were no outstanding loans that we financed through the use of non-consolidated senior interests sold or co-originated in prior periods.

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

The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

Debt-to-Equity Ratio and Total Leverage Ratio

Our Debt-to-Equity and Total Leverage ratios increased from December 31, 2017 as a result of closing TRTX 2018-FL1, our $932.4 million collateral loan obligation which has an 80% advance rate, and the utilization of increased advance rates on borrowings related to mortgage loans originated during the nine months ended September 30, 2018. This increase was offset by repayments of certain secured revolving repurchase agreements using proceeds from our August 2018 common stock offering. The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.18x	1.71	x
Total leverage ratio(2)	2.18x	1.82	x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of September 30, 2018, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.3 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. We had no fixed rate loans outstanding as of September 30, 2018.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our mortgage loan portfolio’s net floating rate exposure as of September 30, 2018 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,178,729
Floating rate debt(1)(2)	(2,907,509)
Net floating rate exposure	$1,271,220

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes CMBS investments and related liabilities.

(2)	Floating rate liabilities include secured revolving repurchase facilities, senior secured credit facilities, CLO, and asset-specific financings.

Interest-Earning Assets and Interest-Bearing Liabilities

The following tables present the average balance of interest-earning assets and related interest-bearing liabilities, associated with interest income and interest expense as well as financing costs and the corresponding weighted average yields (dollars in thousands):

	Three months ended September 30,			Three months ended June 30,
	2018			2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$3,971,613	$68,679	6.9%	$3,668,781	$61,761	6.7%
Retained mezzanine loans(3)	12,667	461	14.6%	26,466	1,745	26.4%
CMBS	75,776	723	3.8%	145,816	1,187	3.3%
Core interest-earning assets	$4,060,056	$69,863	6.9%	$3,841,063	$64,693	6.7%

Interest-bearing liabilities:
Asset-specific financing	$157,354	$3,010	7.7%	$206,049	$3,711	7.2%
Secured revolving repurchase agreements	1,590,142	19,213	4.8%	1,544,375	18,486	4.8%
CLO	740,904	7,746	4.2%	744,237	7,209	3.9%
Senior secured credit facility	408,821	4,328	4.2%	226,213	748	1.3%
Total interest-bearing liabilities	$2,897,221	$34,297	4.7%	$2,720,874	$30,154	4.4%
Net interest income(4)		$35,566			$34,539

Other Interest-earning assets:
Cash equivalents	$107,656	$467	1.7%	$127,398	$434	1.4%
Accounts receivable from servicer/trustee	$15,104	2	0.1%	$21,717	$5	0.1%
Total interest-earning assets	$4,182,816	$70,332	6.7%	$3,990,178	$65,132	6.5%

(1) Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2) Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.

(3) Retained mezzanine loans interest income for the three months ended June 30, 2018 includes a minimum multiple payment related to the repayment of one of the Company's four mezzanine loans during the period.

(4) Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

	Nine months ended September 30,
	2018			2017
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$3,642,732	$185,890	6.8%	$2,462,864	$134,747	7.3%
Retained mezzanine loans(3)	36,725	5,381	19.5%	59,571	5,137	11.5%
CMBS	117,646	2,650	3.0%	110,945	6,527	7.8%
Core interest-earning assets	$3,797,103	$193,921	6.8%	$2,633,380	$146,411	7.4%

Interest-bearing liabilities:
Asset-specific financing(4)	$53,086	$10,626	26.7%	$207,832	$8,847	5.7%
Secured revolving repurchase agreements(5)	1,605,921	56,110	4.7%	1,188,831	34,389	3.9%
CLO	660,804	18,373	3.7%	313,525	11,993	5.1%
Senior secured credit facilities	221,634	5,340	3.2%	—	—	0.0%
Subscription secured facility(6)	—	—	0.0%	18,333	1,356	9.9%
Total interest-bearing liabilities	$2,541,445	$90,449	4.7%	$1,728,521	$56,585	4.4%
Net interest income(7)		$103,472			$89,826

Other Interest-earning assets:
Cash equivalents	$110,435	$705	0.9%	$112,601	$540	0.6%
Accounts receivable from servicer/trustee	$12,440	6	0.1%	$46,090	$6	0.0%
Total interest-earning assets	$3,919,978	$194,632	6.6%	$2,792,071	$146,957	7.0%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)

Retained mezzanine loans interest income for the nine months ended September 30, 2018 includes a minimum multiple payment related to the repayment of one of the Company's four mezzanine loans during the period.

(4)     Weighted average yield for the nine months ended September 30, 2018 reflects significant borrowings that were repaid prior to period end.

(5)     Secured revolving repurchase agreements interest expense for the nine months ended September 30, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL1 during the period.

(6)     Weighted average yield for the nine months ended September 30, 2017 reflects significant borrowings that were repaid prior to period end.

(7)     Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,		2018 vs 2017	Nine Months Ended September 30,		2018 vs 2017
	2018	2017		$2018	2017	$
INTEREST INCOME
Interest Income	$69,863	$46,734	$23,129	$193,921	$146,411	$47,510
Interest Expense	(34,297)	(19,150)	(15,147)	(90,449)	(56,585)	(33,864)
Net Interest Income	35,566	27,584	$7,982	103,472	89,826	$13,646
OTHER REVENUE
Other Income, net	(55)	669	(724)	820	1,036	(216)
Total Other Revenue	(55)	669	(724)	820	1,036	(216)
OTHER EXPENSES
Professional Fees	905	1,256	(351)	2,659	2,448	211
General and Administrative	965	1,003	(38)	3,162	2,192	970
Servicing and Asset Management Fees	767	720	47	2,301	3,061	(760)
Management Fees	4,879	4,133	746	14,346	9,489	4,857
Collateral Management Fee	—	23	(23)	—	225	(225)
Incentive Management Fee	1,168	327	841	3,240	3,713	(473)
Total Other Expenses	8,684	7,462	1,222	25,708	21,128	4,580
Income Before Income Taxes	26,827	20,791	6,036	78,584	69,734	8,850
Income Tax Benefit (Expense)	(3)	—	(3)	(208)	(140)	(68)
Net Income	$26,824	$20,791	$6,033	$78,376	$69,594	$8,782
Preferred Stock Dividends	—	(4)	4	(3)	(12)	9
Net Income Attributable to TPG RE Finance Trust, Inc.	$26,824	$20,787	$6,037	$78,373	$69,582	$8,791
Basic Earnings per Common Share(1)	$0.42	$0.35	$0.07	$1.27	$1.34	$(0.07)
Diluted Earnings per Common Share(1)	$0.42	$0.35	$0.07	$1.27	$1.34	$(0.07)
Dividends Declared per Common Share(1)	$0.43	$0.33	$0.10	$1.28	$1.18	$0.10
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	$523	$(2,558)	$3,081	$(1,115)	$(1,270)	$155
Comprehensive Income	$27,347	$18,233	$9,114	$77,261	$68,324	$8,937

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for details.

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Net Interest Income

Net interest income increased $8.0 million, to $35.6 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due primarily to loan portfolio growth of $1.3 billion and a higher average LIBOR on the underlying loans offset by a decline in the weighted average credit spread to 415 basis points from 488 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.1 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 185 basis points from 247 basis points, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change in other revenue was primarily due to loss on sale of one loan and 17 CMBS investments during the three months ended September 30, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in other expenses for the three months ended September 30, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $0.7 million due to growth in the Company’s quarterly common stockholder’s equity base of $138.7 million due to our equity issuance in August 2018, and growth in Core Earnings and (ii) a decrease of general and administrative expenses, professional fees, servicing and asset management fees, and collateral management fees of $0.4 million primarily as a result of a decline in legal expenses and the termination of our private collateralized loan obligation in August 2017.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change in incentive compensation to our Manager was due to growth in net income subject to an incentive fee and our post-IPO Management Agreement.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

During the three months ended September 30, 2018, we declared cash dividends of $0.43 per share, or $28.9 million. During the three months ended September 30, 2017, we declared cash dividends of $0.33 per share, or $20.1 million. The increase in cash dividends per share and cash dividends declared was primarily due to continued loan portfolio and net income growth.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income increased $3.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily related to fair value fluctuations of certain CMBS investments and changes in the size and composition of our CMBS investment portfolio, from the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Net Interest Income

Net interest income increased $13.6 million, to $103.5 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was due primarily to loan portfolio growth of $1.3 billion and a higher average LIBOR on the underlying loans, offset by a decline in the weighted average credit spread to 415 basis points from 488 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.1 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 185 basis points from 247 basis points, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change in other revenue was primarily due to the loss on sale of one loan, and secondarily to a loss on sale of 17 CMBS investments during the three months ended September 30, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $5.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in other expenses for the nine months ended September 30, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $4.9 million due to growth in the Company’s quarterly common stockholder’s equity base of $211.6 million due to our initial public offering in July 2017 and of $138.7 million due to our equity issuance in August 2018, and growth in Core Earnings and (ii) an increase of general and administrative expenses and professional fees of $1.2 million as a result of our continued growth in size and the complexities of being a public company. These increases were partially offset by a decrease in servicing and asset management fees and collateral management fees of $1.0 million due primarily to the termination of our private collateralized loan obligation in August 2017.

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

Incentive Compensation

The incentive compensation earned by our Manager decreased by $0.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change in incentive compensation to our Manager was primarily a result of our post-IPO Management Agreement.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Dividends Declared Per Share

During the nine months ended September 30, 2018, we declared cash dividends of $1.28 per share, or $80.1 million. During the nine months ended September 30, 2017, we declared cash dividends of $1.18 per share, or $61.9 million. The cash dividends declared increase was primarily due to continued growth in our loan portfolio and net income.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) income increased $0.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is primarily related to fair value fluctuations of certain CMBS investments and changes in the size and composition of our CMBS investment portfolio, from the nine months ended September 30, 2017.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, secured revolving repurchase agreements, senior secured credit facilities, two CLOs, borrowings under asset-specific financings, and the sale of non-consolidated senior interests. As of September 30, 2018, we had outstanding 67.2 million shares of our common stock and Class A common stock representing $1.3 billion of stockholders’ equity, and $2.9 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under asset-specific financings, secured revolving repurchase agreements, senior secured credit facilities, and CLO.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, accounts receivable from our servicers from loan repayments of our loans held for investment, and available borrowings under secured revolving repurchase facilities, senior secured credit facilities, and asset-specific financings which are set forth in the following table (dollars in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$46,203	$75,037
Secured revolving repurchase facilities (undrawn capacity)	227,359	194,596
Senior secured credit facilities (undrawn capacity)	30,849	—
Asset-specific financing	7,323	109,728
Total	$311,734	$379,361

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

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.9 billion of outstanding borrowings, $527.1 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2018 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$527,102	$84,972	$362,650	$79,480	$—
Secured debt agreements—principal(2)	2,942,284	1,543,894	1,398,390	—	—
Secured debt agreements—interest(2)	147,622	99,449	48,133	40	—
Total(3)	$3,617,008	$1,728,315	$1,809,173	$79,520	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of September 30, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the capital markets to raise cash to fund new investments or the repayment of indebtedness; (v) the issuance of additional structured finance vehicles, such as a CLO similar to TRTX 2018-FL1, as a method of financing; and/or (vi) selling loan or CMBS investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$78,188	$67,240
Cash flows (used in) investing activities	(967,064)	(401,890)
Cash flows provided by financing activities	859,592	295,975
Net (decrease) in cash, cash equivalents, and restricted cash	$(29,284)	$(38,675)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $29.3 million for the nine months ended September 30, 2018, compared to a net decrease of $38.7 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash flows provided by operating activities totaled $78.2 million related primarily to net interest income, cash flows used in investing activities totaled $967.1 million due primarily to loan originations and net CMBS purchases, and cash flows provided by financing activities totaled $859.6 million due primarily to proceeds from our CLO and equity issuances and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new loans and acquire CMBS investments totaling $1.8 billion during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Corporate Activities

Common Stock Issuance

On August 10, 2018, the Company completed a common stock offering of 7 million shares at a price of $19.82 per share for gross proceeds of $138.7 million. The Company intends to use the proceeds from the offering to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-226642) and the related prospectus dated August 7, 2018, as supplemented by a prospectus supplement dated August 7, 2018.

Dividends

On September 18, 2018, we declared a cash dividend for the third quarter of 2018, to holders of record of our common stock and Class A common stock as of September 28, 2018, in the amount of $0.43 per share of common stock and Class A common stock, or $28.9 million in the aggregate, which dividend was paid on October 25, 2018.

10b5-1 Purchase Plan

During the three months ended September 30, 2018, we did not repurchase any shares of common stock under the 10b5-1 Purchase Plan. At September 30, 2018, we had a remaining commitment under the 10b5-1 Purchase Plan of $12.5 million.

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

Subsequent Events

The following events occurred subsequent to quarter end:

Senior Mortgage Loan Originations

From October 1, 2018 through November 5, 2018, we closed, or are in the process of closing, four first mortgage loans with a total loan commitment amount of $540.0 million. These loans will be funded with a combination of cash-on-hand and borrowings.

Cash Dividend

On October 25, 2018, we paid a cash dividend on our common stock and Class A common stock of $0.43 per share, or $28.9 million, to stockholders of record as of September 28, 2018.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of September 30, 2018 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/07/18	$223.0	$167.0	$164.8	L +3.4%	L +3.6%	Floating	8/9/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
2	Senior Loan	06/28/18	190.0	177.0	177.0	L +2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
3	Senior Loan	04/28/17	188.0	142.0	141.2	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed-Use	Bridge	$292 Sq ft	60.7%	(10)	3
4	Senior Loan	10/12/17	180.0	169.2	168.2	L +3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
5	Senior Loan	09/29/17	173.3	158.3	157.1	L +4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
6	Senior Loan	02/14/18	165.0	154.4	153.7	L +3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$129,412 Unit	78.4%		3
7	Senior Loan	09/28/18	160.0	133.0	133.0	L +2.8%	L +3.0%	Floating	10/9/23	Houston, TX	Mixed-Use	Light Transitional	$297 Sq ft	61.9%		3
8	Senior Loan	06/27/18	149.0	126.5	125.5	L +3.3%	L +3.5%	Floating	7/9/23	San Diego, CA	Office	Light Transitional	$474 Sq ft	71.4%		3
9	Senior Loan	12/16/16	147.1	105.6	104.9	L +4.5%	L +4.8%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$413 Sq ft	47.7%		4
10	Senior Loan	09/27/18	126.0	111.0	110.4	L +6.3%	L +6.5%	Floating	10/1/20	Dallas, TX	Condominium	Light Transitional	$461 Sq ft	55.6%		2
11	Senior Loan	08/10/17	125.9	116.6	116.1	L +4.8%	L +5.0%	Floating	9/9/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	56.8%		3
12	Senior Loan	08/22/17	121.6	100.1	99.7	L +4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
13	Senior Loan	02/13/18	112.0	112.0	111.1	L +3.5%	L +3.8%	Floating	3/9/23	Chicago, IL	Mixed-Use	Bridge	$226 Sq ft	78.4%		2
14	Senior Loan	08/23/16	108.8	98.3	97.9	L +7.5%	L +7.9%	Floating	8/23/21	Fort Lauderdale, FL	Condominium	Construction	$231 Sq ft	19.8%		2
15	Senior Loan	07/21/17	106.6	90.0	89.3	L +4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
16	Senior Loan	07/24/17	93.5	86.7	86.3	L +3.3%	L +3.5%	Floating	8/9/22	Phoenix, AZ	Mixed-Use	Bridge	$148 Sq ft	64.0%		2
17	Senior Loan	02/13/17	90.5	76.5	76.1	L +4.8%	L +5.0%	Floating	2/13/22	Torrance, CA	Office	Moderate Transitional	$245 Sq ft	64.4%		3
18	Senior Loan	02/27/18	90.0	70.9	70.2	L +4.8%	L +5.1%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$198 Sq ft	52.2%		3
19	Senior Loan	10/14/15	90.0	89.3	89.3	L +3.9%	L +4.3%	Floating	10/14/19	Brooklyn, NY	Mixed-Use	Light Transitional	$359 Sq ft	58.2%		2
20	Senior Loan	09/29/17	89.5	73.5	73.1	L +3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
21	Senior Loan	02/01/17	85.0	85.0	84.6	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
22	Senior Loan	06/13/17	84.4	82.9	82.5	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
23	Senior Loan	03/16/16	84.2	65.9	65.7	L +4.8%	L +5.0%	Floating	3/16/21	Herndon, VA	Office	Light Transitional	$139 Sq ft	61.1%		3
24	Senior Loan	12/15/17	79.0	79.0	78.8	L +5.3%	L +5.6%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,205 Unit	59.6%		2
25	Senior Loan	06/06/18	76.4	76.4	76.1	L +3.2%	L +3.5%	Floating	6/9/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%		2
26	Senior Loan	03/29/18	75.0	71.2	71.2	L +3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$157 Sq ft	72.3%		3
27	Senior Loan	12/20/17	67.6	46.3	45.8	L +4.0%	L +4.3%	Floating	1/9/23	Arlington, VA	Office	Moderate Transitional	$194 Sq ft	51.7%		3
28	Senior Loan	05/25/16	67.0	67.0	67.0	L +3.7%	L +4.4%	Floating	9/9/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		4
29	Senior Loan	09/20/17	64.9	57.5	57.1	L +4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3
30	Senior Loan	03/01/16	64.2	56.6	56.6	L +4.9%	L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$289 Sq ft	54.1%		3
31	Senior Loan	11/16/17	63.0	63.0	62.6	L +3.4%	L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%		2
32	Senior Loan	03/01/16	61.2	55.1	55.0	L +5.1%	L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$474 Sq ft	67.9%		3
33	Senior Loan	06/20/18	61.0	51.0	51.0	L +3.0%	L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
34	Senior Loan	06/14/17	60.0	60.0	59.8	L +3.9%	L +4.3%	Floating	7/9/20	Newark, NJ	Mixed-Use	Bridge	$255 Sq ft	62.2%		3
35	Senior Loan	08/13/18	59.0	51.3	51.0	L +3.7%	L +4.1%	Floating	9/9/22	Parma, OH	Retail	Light Transitional	$81 Sq ft	55.3%		3
36	Senior Loan	08/06/18	55.0	48.0	47.5	L +6.0%	L +6.3%	Floating	8/9/23	Boston, MA	Mixed-Use	Light Transitional	$529 Sq ft	53.1%		3
37	Senior Loan	09/20/18	54.5	50.4	49.9	L +3.9%	L +4.1%	Floating	10/9/23	Columbus, OH	Multifamily	Bridge	$110,677 Unit	72.3%		3
38	Senior Loan	01/23/18	54.2	50.2	49.9	L +3.4%	L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%		3
39	Senior Loan	12/20/17	51.0	51.0	50.6	L +4.0%	L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		3
40	Senior Loan	06/15/18	50.0	30.6	30.3	L +3.1%	L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$480 Sq ft	72.4%		3
41	Senior Loan	06/15/18	50.0	41.5	41.0	L +3.7%	L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%		3
42	Senior Loan	05/25/16	49.0	49.0	49.0	L +2.8%	L +3.4%	Floating	2/9/20	Various, Various	Hotel	Light Transitional	$64,644 Unit	61.4%	(11)	1
43	Senior Loan	09/13/16	48.5	46.0	45.8	L +4.3%	L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%		2
44	Senior Loan	03/30/18	46.8	41.8	41.4	L +3.7%	L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$162 Sq ft	57.9%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
45	Senior Loan	01/22/16	45.0	42.5	42.5	L +4.3%	L +4.5%	Floating	1/22/21	New York, NY	Office	Light Transitional	$342 Sq ft	71.0%	3
46	Senior Loan	03/21/17	45.0	45.0	44.8	L +5.3%	L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%	3
47	Senior Loan	09/01/15	36.8	37.0	37.1	L +4.6%	L +4.9%	Floating	9/1/20	Santa Barbara, CA	Hotel	Bridge	$234,177 Unit	67.3%	3
48	Senior Loan	02/18/16	36.5	36.5	36.5	L +4.0%	L +4.3%	Floating	2/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%	2
49	Senior Loan	01/04/18	36.0	25.6	25.4	L +3.4%	L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	3
50	Senior Loan	12/29/14	33.5	33.5	33.5	L +8.8%	L +8.6%	Floating	10/6/18	Chicago, IL	Hotel	Bridge	$127,060 Unit	68.4%	3
51	Senior Loan	05/27/18	33.0	29.8	29.5	L +3.7%	L +3.9%	Floating	6/9/23	Los Angeles, CA	Retail	Bridge	$498 Sq ft	63.6%	3
52	Senior Loan	10/11/16	32.0	32.0	31.9	L +5.9%	L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	3
53	Senior Loan	08/28/18	32.0	26.9	26.6	L +3.9%	L +4.1%	Floating	9/9/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit	71.9%	3
54	Senior Loan	10/06/16	30.0	30.0	29.9	L +5.0%	L +5.3%	Floating	10/6/21	Los Angeles, CA	Industrial	Bridge	$115 Sq ft	73.3%	1
55	Senior Loan	11/17/17	28.0	28.0	27.8	L +5.3%	L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%	2
56	Senior Loan	11/17/17	26.0	26.0	25.8	L +5.3%	L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%	2
57	Senior Loan	11/16/16	16.6	16.6	16.6	L +4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$816 Sq ft	49.8%	4
58	Senior Loan	11/16/16	12.5	12.5	12.5	L +4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$924 Sq ft	43.3%	4
59	Senior Loan	12/29/14	7.7	7.7	7.7	L +6.5%	L +10.3%	Floating	12/31/20	Raleigh, NC	Land	Bridge	$6 Sq ft	56.3%	3
60	Senior Loan	11/16/16	7.5	7.5	7.5	L +4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$861 Sq ft	40.7%	4
61	Senior Loan	11/16/16	4.6	4.6	4.6	L +4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$794 Sq ft	46.6%	4
62	Senior Loan	12/29/14	2.4	2.4	2.4	L +6.5%	L +8.6%	Floating	12/31/20	Cary, NC	Land	Bridge	$1 Sq ft	53.3%	3
Subtotal / Weighted Average(9)			$4,705.8	$4,178.7	$4,157.7	L +4.2%	L +4.5		3.8 yrs					63.4%	2.8

(1)

First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 50, 59, and 62 represent 75% pari passu participation interests in whole mortgage loans. Loans numbered 57, 58, 60, and 61 represent 24% pari passu participation interests in whole mortgage loans.

(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2018 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2018, based on unpaid principal balance, 74.3% of our loans were subject to yield maintenance or other prepayment restrictions and 25.7% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of September 30, 2018 loans, all of which are floating rate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of September 30, 2018, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of September 30, 2018, we had no loans that earned a fixed rate of interest.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following September 30, 2018, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$4,178,729		Interest income	$10,447	$(9,594)	$20,894	$(18,460)
(2,907,509)	(2)	Interest expense	(7,269)	7,269	(14,538)	14,538
$1,271,220		Total change in net interest income	$3,178	$(2,325)	$6,356	$(3,922)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS investments and related liabilities.
(2)	Floating rate liabilities include secured revolving repurchase facilities, senior secured credit facilities, CLO, and asset-specific financings.

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

The nature of our loans and other investments also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and rigorous monitoring of the underlying collateral during the term of our investments.

Non-Performance Risk

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various factors we consider during our underwriting and loan structuring process, including but not limited to, requiring substantially all of our borrowers, to purchase an interest rate cap contract for the term of our loan.

Loan Portfolio Value

We may in the future originate loans that earn a fixed rate of interest on unpaid principal balance. The value of fixed rate loans is sensitive to changes in interest rates. We generally hold all of our loans to maturity, and do not expect to realize gains or losses on any fixed rate loan we may hold in the future, as a result of movements in market interest rates during future periods.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Purchase Plan during the quarter ended September 30, 2018 (dollars in thousands):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 to July 31, 2018	—	$—	—	$12,547,672
August 1, 2018 to August 31, 2018	—	—	—	12,547,672
September 1, 2018 to September 30, 2018	—	—	—	12,547,672
Totals / Averages	—	$—	—	$12,547,672

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, will buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan were authorized. Under the amended 10b5-1 Purchase Plan, the repurchase period was extended to February 28, 2019 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. As of September 30, 2018, the Company had approximately $12.5 million of remaining capital committed to repurchases of outstanding shares of common stock under the 10b5-1 Purchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 17, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd

10.2	Amendment No. 6 to Master Repurchase Agreement, dated as of August 20, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2018	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)