Form 10-K
period 2018-12-31
TPG RE Finance Trust, Inc.
filed 2019-02-26
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $729.2 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of February 22, 2019, there were 66,018,063 shares of the Registrant’s common stock, $0.001 par value per share, and 1,143,313 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Internal Revenue Service (the “IRS”), the New York Stock Exchange (the “NYSE) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

Item 1. Business.

Company and Organization

TPG RE Finance Trust, Inc. is a Maryland corporation that was incorporated on October 24, 2014 and which commenced operations on December 18, 2014. We are externally managed by TPG RE Finance Trust Management, L.P., an affiliate of TPG. Our principal executive offices are located at 888 Seventh Avenue, 35th Floor, New York, New York 10106. We are organized as a holding company and conduct our operations primarily through our various subsidiaries. As of December 31, 2018, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exemption or exclusion from registration under the Investment Company Act. We operate our business as one segment, which directly originates and acquires a diversified portfolio of commercial real estate-related assets consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States and, to a lesser extent, commercial mortgage-backed securities (“CMBS”).

Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel. TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners, TPG’s real estate equity investment platform, and us, currently TPG’s dedicated real estate debt investment platform. Collectively, TPG Real Estate managed more than $10 billion in real estate and real estate-related assets at September 30, 2018. TPG Real Estate’s teams work across TPG’s New York, San Francisco, Chicago, and London offices, and have 21 and 35 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.

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

See Note 10 to our consolidated financial statements in this Form 10-K for more detail on the terms of the Management Agreement.

Investment Strategy

The loans we target for origination and investment typically have the following characteristics:

•	Unpaid principal balance greater than $50 million;
•	Stabilized as-is loan-to value (“LTV”) of less than 75% with respect to individual properties;
•	Floating rate loans tied to the one-month U.S. dollar-denominated London Interbank Offered Rate (“LIBOR”) and spreads of 275 to 400 basis points over LIBOR;
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

We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, focusing on loans secured by properties primarily in the office, mixed use, multifamily, industrial, retail and hospitality real estate sectors in primary and select secondary markets in the U.S., including, but not limited to, the following:

•

Commercial Mortgage Loans. We intend to focus on directly originating and selectively acquiring first mortgage loans. These loans are secured by a first mortgage lien on a commercial property, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a pari passu participation within a commercial mortgage loan.

•

Other Commercial Real Estate-Related Debt Instruments. Although originating and selectively acquiring commercial first mortgage loans is our primary area of focus, from time to time we opportunistically originate and selectively acquire other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments.

As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that arise at various other points of an economic cycle, we may expand or change our investment strategy by targeting assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings. We may also target assets with equity characteristics, including triple net lease properties and other forms of direct equity ownership of commercial real estate properties, subject to any duties to offer to other funds managed by TPG.

We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Investment Portfolio

As of December 31, 2018, our portfolio consisted of 60 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $4.3 billion, collectively having a weighted average credit spread of 3.9%, a weighted average all-in yield of 6.6%, a weighted average term to extended maturity (assuming all extension options are exercised by borrowers) of 3.9 years, and a weighted average LTV of 64.5%. As of December 31, 2018, 100.0% of the loan commitments in our portfolio consisted of floating rate, first mortgage loans (or interests therein). We also had $634.2 million of unfunded loan commitments as of December 31, 2018, our funding of which is subject to satisfaction of borrower milestones. In addition, as of December 31, 2018, we held four CMBS investments, with an aggregate face amount of $76.4 million and a weighted average yield to expected maturity of 4.0%.

Loan Portfolio

The following table details overall statistics for our loan portfolio as of December 31, 2018 (dollars in thousands):

Loan Portfolio Exposure(1)
Number of loans	60
Floating rate loans (by unpaid principal balance)	100.0%
Total loan commitment	$4,947,749
Unpaid principal balance	$4,313,591
Unfunded loan commitments(2)	$634,158
Carrying value	$4,293,788
Weighted average credit spread(3)	3.9%
Weighted average all-in yield(3)	6.6%
Weighted average term to extended maturity (in years)(4)	3.9
Weighted average LTV(5)	64.5%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At December 31, 2018, we did not have any non-consolidated senior interests outstanding. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing—Non-Consolidated Senior Interests” in this Form 10-K for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in some instances to finance development.

(3)

As of December 31, 2018, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2018 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2018, based on the unpaid principal balance of our total loan exposure, 76.8% of our loans were subject to yield maintenance or other prepayment restrictions and 23.2% were open to repayment by the borrower without penalty.

(5)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of December 31, 2018, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

The following presents, by loan commitment, the property types securing our loan portfolio and the geographic distribution of our loan portfolio, each as of December 31, 2018:

Our loan portfolio consists of Bridge, Light Transitional and Moderate Transitional floating rate loans. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loans are classified based on a percentage of deferred fundings of the total loan commitment. Bridge loans limit deferred fundings to less than 10%, while Light and Moderate Transitional loans limit deferred fundings from 10% to 20% and over 20%, respectively. The deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both. The following presents, by loan commitment, our loan portfolio by loan category as of December 31, 2018:

For the years ended December 31, 2018 and December 31, 2017, no loans were placed on non-accrual status, and we have sustained no losses or impairments to our loan portfolio.

CMBS Portfolio

We invest from time to time in CMBS and CMBS-related assets as part of our investment strategy, often as a short-term cash management tool. As of December 31, 2018, our CMBS portfolio consisted of four fixed rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in California and Texas, with no state representing more than 24.3% of an investment’s current face amount. Additionally, the payment of principal and interest on the securities in our CMBS portfolio at December 31, 2018 is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“GSE”). At December 31, 2018, there were no floating rate securities in our CMBS Portfolio.

The following table details overall statistics for our CMBS portfolio as of December 31, 2018 (dollars in thousands):

CMBS Investment Exposure
Number of CMBS investments	4
Fixed rate CMBS investments (by current face amount)	100.0%
Par value	$77,896
Current face amount(1)	$76,404
Weighted average coupon(2)	3.4%
Weighted average yield to expected maturity(2)	4.0%
Weighted average life (in years)	2.0
Weighted average principal repayment window (in years)	4.1
Contractual maturity (in years)	14.6
Credit Ratings(3)	Unrated

(1)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(2)	Weighted by market value as of December 31, 2018.
(3)

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

The following presents, by outstanding principal balance, the property types securing our CMBS investments and the geographic distribution of our CMBS investments, each as of December 31, 2018:

For additional information regarding our investment portfolio as of December 31, 2018, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes a combination of secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facilities, asset-specific financing structures, and issuances of non-recourse collateralized loan obligations (“CLOs”). We may use other forms of leverage, including, structured financing, derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries. In certain instances, we may create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, providing matched term financing.

We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, respectively, including in certain instances through the use of derivatives. Under certain circumstances, we may determine not to do so or we may otherwise be unable to do so.

The following table details the principal balance amounts outstanding for our financing arrangements as of December 31, 2018 (dollars in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2018
Collateralized loan obligations	$1,522,377
Secured revolving repurchase agreements	1,044,145
Senior secured and secured credit agreements	460,381
Term loan facility	114,262
Asset-specific financing	32,500
Total indebtedness(1)	$3,173,665

(1)	Excludes deferred financing costs of $23.8 million at December 31, 2018.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our financing arrangements. Our decision to use leverage to finance our assets and the amount of leverage we use will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage, measured as the ratio of debt to equity, will generally range from 3.0 to 3.5:1, subject to compliance with our financial covenants under our secured revolving repurchase agreements and other contractual obligations. We will endeavor to match the terms and indices of our assets and liabilities.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of December 31, 2018, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. Due to the short remaining term to maturity and floating rate nature of our loan portfolio, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

The following presents how an increase in LIBOR would affect our net interest income per share per annum as of December 31, 2018:

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

Operating and Regulatory Structure

REIT Qualification

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, including, for taxable years beginning before December 31, 2017, any applicable alternative minimum tax, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”), which pay U.S. federal, state, and local income tax on their net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Investment Company Act Exclusion or Exemption

We conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Complying with provisions that allow us to avoid the consequences of registration under the Investment Company Act may at times require us to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. We conduct our operations so that we are not an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities.” Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusions from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Our interests in wholly-owned or majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C), as described below, or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), do not constitute “investment securities.”

We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We will classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets.

As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

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

Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission (the “CFTC”), the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks, and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K. (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”) took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

As of December 31, 2018, our loan portfolio included $4.3 billion of floating rate loans for which the interest rate was tied to LIBOR. Additionally, we had $3.1 billion of floating rate debt tied to LIBOR. Our financing arrangements generally allow us to choose a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net interest income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “—Risks Related to Our Financing—Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.”

Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.

As our loans and other investments are repaid, we will attempt to redeploy the proceeds we receive into new loans and investments, and repay borrowings under our secured revolving repurchase agreements and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected.

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

We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, governmental bodies and other entities and, may compete with TPG Funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could materially and adversely affect us.”

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

Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to originate or acquire investments and may impair the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

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

Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, when we acquire fixed rate CMBS investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.

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

We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to our consolidated financial statements in this Form 10-K.

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

We have in the past invested, and may in the future invest, in CMBS. In addition, we have in the past invested, and may in the future invest, in subordinate classes of CLOs and other similar structured finance investments in a structure of securities secured by a pool of mortgages or loans. Such investments are the first or among the first to bear loss upon a restructuring or liquidation of the underlying collateral, and the last to receive payment of interest and principal. Thus, there is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to economic downturns and adverse underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS and CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

Subordinate interests such as CLOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments, and volatility in CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Subordinate interests in CLOs are typically not rated, and any investments that we make in such interests would subject us to the risks inherent in unrated investments. See “—Risks Related to Our Lending and Investment Activities—Investments in non-investment grade rated investments involve an increased risk of default and loss.”

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

Investments in non-investment grade rated investments involve an increased risk of default and loss.

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

We evaluate our loans, and we will evaluate the adequacy of any future loan loss reserves we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of loan loss reserves. Our determination of asset-specific loan loss reserves may rely on material estimates regarding the fair value of any loan collateral. The estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future loan loss reserves will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future reserves for loan losses prove inadequate, we may suffer losses, which could have a material adverse effect on us.

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, which will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We may experience a decline in the fair value of investments we may make in securities, which could materially and adversely affect us.

A decline in the fair value of investments we may make in securities, such as CMBS, may require us to recognize an other-than-temporary (“OTTI”) impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition and our results of operations.

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

As of December 31, 2018, we had $3.2 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur significant additional debt through secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facilities, structured financing and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. As of December 31, 2018, we were a party to secured revolving repurchase agreements as well as senior secured and secured credit agreements with each of Goldman Sachs Bank USA, JP Morgan Chase Bank, National Association, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, U.S. Bank National Association, Citibank, N.A., and Bank of America N.A., with an aggregate maximum size of approximately $3.3 billion for loans and $3.5 billion for loans and CMBS combined.

Subject to compliance with the leverage covenants contained in our secured revolving repurchase agreements and other financing documents, we expect that the amount of leverage that we will incur in the future will take into account a variety of factors, which may include our Manager’s assessment of credit, liquidity, price volatility and other risks of our investments and the financing counterparties, the potential for losses and extension risk in our portfolio and availability of particular types of financing at the then-current rate. Given current market conditions, we expect that our overall leverage, measured as the ratio of debt to equity, will generally range from 3.0 to 3.5:1, subject to compliance with our financial covenants under our secured revolving repurchase agreements and other contractual obligations, although we may employ more or less leverage on individual loan investments after consideration of the impact on expected risk and return of the specific situation, and future changes in value of underlying properties. To the extent we believe market conditions are favorable, we may revise our leverage policy in the future. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing through various arrangements, including secured revolving repurchase agreements, non-recourse CLO financing, senior secured and secured credit agreements, term loan facilities, and asset-specific financing structures, on favorable terms. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our balance sheet, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including secured and unsecured warehouse facilities, structured financing, derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

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

Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants affecting our ability and, in certain cases, our subsidiaries’ ability, to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. For a description of certain of the covenants, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing.” If we fail to meet or satisfy any of these covenants in our financing arrangements, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured revolving repurchase agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.

Our financing arrangements may require us to provide additional collateral or pay down debt.

Our current and future financing arrangements involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. See “—Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.” Posting additional margin would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect us. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the secured revolving repurchase agreements, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

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

Our investments currently include loans primarily with floating interest rates and, in the future, may include loans with fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically, in our case, monthly) based upon an index (in our case, LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the interest they earn fluctuates based upon interest rates (for example, LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about risks relating to changes to, or the elimination of, LIBOR, see “Risks Related to Our Lending and Investment Activities—Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.” Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Our Manager may employ various hedging strategies on our behalf to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We have utilized and may in the future utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We have utilized and may in the future utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use short-term facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. When employing this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments or loans to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

We conduct substantially all of our operations and own substantially all of our assets through our holding company subsidiary, Holdco. Holdco has guaranteed repayment of 25% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase agreements secured by loans and 100% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase agreements secured by CMBS. From time to time Holdco has guaranteed 100% of the principal amount borrowed and other payment obligations under our secured credit agreement. In connection with certain of our asset-specific financings, Holdco has provided funding guarantees under which Holdco guarantees the funding obligations of the special purpose lending entity in limited circumstances. Our secured revolving repurchase agreements provide for significant aggregate borrowings. Holdco may in the future guarantee the performance of additional subsidiaries’ obligations. The guarantee agreements contain financial covenants covering liquid assets and net worth requirements. Holdco’s failure to satisfy these covenants and other requirements could result in defaults under each of our secured revolving repurchase agreements and acceleration of the amount borrowed thereunder. Such defaults could have a material adverse effect on us. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.

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

Our success depends to a significant extent upon the ongoing efforts, experience, diligence, skill, and network of business contacts of our executive officers and the other key personnel of TPG provided to our Manager and its affiliates. These individuals evaluate, negotiate, execute and monitor our loans and other investments and advise us regarding maintenance of our REIT status and exclusion or exemption from regulation under the Investment Company Act. Our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.

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

We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2018, three of our seven directors are employees of TPG. In addition, our chief financial and risk officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:

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

There are currently two TPG Fund complexes that are making new investments that may include the origination, acquisition and management of mortgage-related loans and CMBS as a part of their primary investment strategy, which funds collectively had approximately $12.6 billion in aggregate capital commitments as of September 30, 2018.

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

TPG and our Manager may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key borrowers and loan brokers, and if they are unable to do so, we could be materially and adversely affected.

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

In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available to these more regulated institutions. However, President Trump has promised that the current administration will seek to deregulate the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”

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

As a public company with listed equity securities, we are obligated to comply with certain laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, cash flows and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and that our management and independent registered public accounting firm report annually on the effectiveness of our internal control over financial reporting.

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

We depend on our Manager to develop appropriate systems and procedures to control operational risk.

We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Manager will not be liable for losses incurred due to the occurrence of any such errors.

Operational risks, including the risks of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and TPG’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on TPG and its affiliates and their portfolio companies’ and service providers’ systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although TPG has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. TPG does not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to TPG, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in TPG’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of TPG and its portfolio entities. We, TPG or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, TPG operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we and TPG operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or TPG’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or TPG’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or TPG’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or TPG fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or investors in the TPG Funds and TPG clients to lose confidence in the effectiveness of our or TPG’s security measures.

Finally, most of the personnel of TPG provided to our Manager are located in TPG’s New York City office, and we depend on continued access to this office for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. TPG’s disaster recovery program may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Risks Related to our REIT Status and Certain Other Tax Items

If we fail to remain qualified as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

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

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are taxed at individual rates is currently 20%, plus the 3.8% surtax on net investment income, if applicable. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified individual income. Rather, under the Tax Cuts and Jobs Act (the “TCJA”), REIT dividends constitute “qualified business income” (to the extent the income is classified as ordinary income) and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Compliance with the REIT requirements may hinder our ability to grow, which could materially and adversely affect us.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, CMBS and other types of debt investments or interests in debt investments before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, under the TCJA, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

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

The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own common stock, if in the future we choose to pay dividends in our own common stock, our stockholders may be required to pay tax in excess of the cash that they receive.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow, which could materially and adversely affect us.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our investments through TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would reduce our cash flow, which could materially and adversely affect us.

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

Additionally, under the TCJA, we generally are required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

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

Our securitizations have, and could in the future, result in the creation of taxable mortgage pools (“TMPs”), for U.S. federal income tax purposes. As a REIT, so long as we own (or a subsidiary REIT of ours owns) 100% of the equity interests in a TMP, we generally will not be adversely affected by the characterization of the securitization as a TMP. A subsidiary REIT of ours currently owns 100% of the equity interests in each TMP created by our securitizations.  To the extent that we (as opposed to our subsidiary REIT) own equity interests in a TMP, certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the TMP. In addition, in such a case, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the TMP. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. While we believe that we have structured our securitizations such that the above taxes would not apply to our stockholders with respect to TMPs held by our subsidiary REIT, our subsidiary REIT is in part owned by a TRS of ours, which will pay corporate level tax on any dividends it may receive from the subsidiary REIT. Moreover, we are precluded from selling equity interests in our securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for U.S. federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% U.S. federal income tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Our investments in construction loans will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We have invested and may in the future invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

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

The failure of assets subject to secured revolving repurchase agreements to qualify as real estate assets could adversely affect our ability to continue to qualify as a REIT.

We have entered into secured revolving repurchase agreements and may in the future enter into additional secured revolving repurchase agreements pursuant to which we would agree, from time to time, to nominally sell certain of our assets to a counterparty and repurchase these assets at a later date in exchange for a purchase price. Economically, repurchase transactions are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such repurchase transaction notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase transaction, in which case we could fail to continue to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% U.S. federal income tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

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

If our subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.

We indirectly (through disregarded subsidiaries and a TRS) own 100% of the common shares of a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made a “protective” TRS election with respect to our subsidiary REIT and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election were to be effective in the event of the failure of our subsidiary REIT to qualify as a REIT, such subsidiary REIT would be subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%.  In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited.  The TCJA generally requires us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.  Most of the TCJA changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

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

Prior to the completion of our initial public offering on July 25, 2017, we entered into a registration rights agreement with TPG Holdings III, L.P. and certain of our other stockholders. The registration rights agreement provides these stockholders with certain demand, shelf and piggyback registration rights. Pursuant to the registration rights agreement, each of the holders may make up to three requests that we register the resale of all or any part of such holder’s registrable securities under the Securities Act at any time. The registration rights agreement also provides the holders with certain shelf registration rights. Accordingly, a holder may request that we file a shelf registration statement pursuant to Rule 415 under the Securities Act relating to the resale of the registrable securities held by such holder from time to time in accordance with the methods of distribution elected by such holder. In any demand or shelf registration, subject to certain exceptions, the other holders will have the right to participate in the registration on a pro rata basis, subject to certain conditions. By exercising these rights, and selling a significant number of shares of our common stock, the market price of our common stock could decline significantly.

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

None.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance

Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 22, 2019, there were approximately 19 holders of record of our common stock and approximately 7 holders of record of our Class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

Dividends (Distributions)

We generally intend to distribute each year substantially all of our taxable income (which may not equal net income as calculated in accordance with GAAP) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant. See Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect our ability to make distributions.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Purchase Plan during the quarter ended December 31, 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2018 to October 31, 2018	—	—	—	$12,547,672
November 1, 2018 to November 30, 2018	—	—	—	12,547,672
December 1, 2018 to December 31, 2018	23,577	$18.18	23,577	12,076,082
Totals / Averages	23,577	$18.18	23,577	$12,076,082

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, would buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted. On August 1, 2018, the Company’s board of directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan were authorized. Under the amended 10b5-1 Purchase Plan, the repurchase period was extended to February 28, 2019 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. As of December 31, 2018, the Company had approximately $12.1 million of remaining capital committed to repurchases of outstanding shares of common stock under the 10b5-1 Purchase Plan.

From inception of the 10b5-1 Purchase Plan through December 31, 2018, the Company repurchased 1,187,930 shares of common stock, at a weighted average price of $19.24 per share, for total consideration (including commissions and related fees) of $22.9 million. At December 31, 2018, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $12.1 million. Shares of common stock repurchased by the Company pursuant to the 10b5-1 Purchase Plan are authorized but unassigned shares of common stock.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock, the S&P 500 Index and the Bloomberg REIT Mortgage Index, from January 2, 2018 (commencement of trading during the year ended December 31, 2018 on the NYSE) to December 31, 2018 (the last trading day for the year). Total cumulative stockholder return is based on a $100 investment in our common stock and in each of the indices on January 2, 2018 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Total Stockholder Return

	3/30/2018	6/29/2018	9/28/2018	12/31/2018
S&P 500 Index	$98.42	$101.80	$109.65	$94.82
Bloomberg REIT Mortgage Index	97.13	101.71	104.28	98.28
TPG RE Finance Trust, Inc.	104.41	106.67	105.09	95.96

Item 6. Selected Financial Data.

The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except for per share data)	2018	2017	2016	2015	Period from December 18, 2014 (inception) to December 31, 2014
OPERATING DATA:
INTEREST INCOME
Interest Income	$265,594	$198,903	$153,631	$128,647	$1,847
Interest Expense	(126,025)	(78,268)	(61,649)	(47,564)	(1,518)
Net Interest Income	139,569	120,635	91,982	81,083	329
OTHER REVENUE
Other Income, net	1,307	1,697	416	54	—
Total Other Revenue	1,307	1,697	416	54	—
OTHER EXPENSES
Professional Fees	3,162	3,132	3,260	5,224	7,719
General and Administrative	4,039	2,975	2,199	784	764
Servicing and Asset Management Fees	2,646	3,068	3,625	4,011	22
Management Fees	19,364	14,096	8,816	6,902	61
Collateral Management Fee	-	225	849	1,257	11
Incentive Management Fee	4,384	4,338	3,687	1,992	—
Total Other Expenses	33,595	27,834	22,436	20,170	8,577
Income Before Income Taxes	$107,281	$94,498	$69,962	$60,967	$(8,248)
Income Taxes (Expense) Income, net	(340)	(146)	5	(1,612)	—
Net Income (Loss)	$106,941	$94,352	$69,967	$59,355	$(8,248)
Preferred Stock Dividends	(3)	(16)	(16)	(15)	—
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$106,938	$94,336	$69,951	$59,340	$(8,248)
Per Share Information:
Basic and Diluted Earnings per Share(1)	$1.70	$1.74	$1.69	$1.81	$(0.28)
Dividends Declared Per Share(1)	$1.71	$1.56	$1.62	$1.91	$—
Weighted Average Number of Shares Outstanding, Basic and Diluted:
Common Stock(1)	61,881,279	52,994,539	40,338,909	32,259,530	29,474,120
Class A Common Stock(1)	1,153,527	1,200,057	1,067,117	608,439	—
Total	63,034,806	54,194,596	41,406,026	32,867,969	29,474,120

	Year Ended December 31,
(Dollars in thousands, except for per share data)	2018	2017	2016	2015	2014
BALANCE SHEET DATA (at period end):
Total Assets	$4,526,790	$3,355,385	$2,665,583	$2,119,753	$1,952,147
Total Liabilities	$3,199,620	$2,154,054	$1,694,894	$1,403,403	$1,363,753
Total Equity	$1,327,170	$1,201,331	$970,689	$716,350	$588,394
Preferred Stock	$—	$125	$125	$125	$—
Stockholders’ Equity, Net of Preferred Stock	$1,327,170	$1,201,206	$970,564	$716,225	$588,394
Number of Shares Outstanding at Period End(1) (2)	67,163,700	60,618,730	48,446,028	35,929,782	29,474,120
Book Value per Common Share	$19.76	$19.82	$20.03	$19.93	$19.96

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017.

(2)	Includes shares of common stock and Class A common stock.

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

We have made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We believe we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and we believe that our organization and current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. We operate our business in a manner that permits us to maintain an exclusion or exemption from registration under the Investment Company Act.

2018 Highlights

Operating Results:

•	Generated GAAP net income of $106.9 million, an increase of $12.6 million, or 13.3%, as compared to the year ended December 31, 2017.
•	Increased Core Earnings to $107.4 million, or $1.70 per share, an increase of $13.0 million, or 13.8%, as compared to the year ended December 31, 2017.
•	Declared dividends of $109.1 million, or $1.71 per share, representing a dividend yield of 8.7% on a Book Value per Common Share of $19.76 as of December 31, 2018.

Investment Portfolio Activity:

•

Originated 26 loans with a total commitment of $2.52 billion, an initial unpaid principal balance of $2.09 billion, unfunded commitments upon closing of $436.2 million, and a weighted average interest rate of LIBOR plus 3.6%.

•	Funded $258.3 million in connection with existing loans having future funding obligations.
•	Received cash proceeds of $1.2 billion from principal repayments, including $2.6 million from loan sales.

Portfolio Financing Activity:

•

Closed two collateralized loan obligations totaling $1.9 billion, financing 51 existing first mortgage loan investments, comprising 48 pari passu participation interests and three whole loans, significantly reducing cost of funds and increasing non-recourse, matched-term financing of the loan portfolio.

•	Closed a non-recourse term loan facility of up to $750 million and established a $160 million secured credit agreement to table fund new loan investments.
•	Raised gross proceeds of $138.7 million through an underwritten common stock offering of 7 million shares at a price of $19.82 per share.

Available Liquidity:

•

At December 31, 2018, we had unrestricted cash available for investment of $39.7 million, a portion of which is subject to certain liquidity covenants, and CMBS investments with an aggregate face amount of $76.4 million available for sale.

•

At December 31, 2018, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $236.5 million under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with eight lenders:

•

$236.5 million of undrawn capacity in connection with our secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with an aggregate maximum commitment amount of $4.0 billion and a weighted average interest rate of LIBOR plus 2.0% as of December 31, 2018, providing stable financing, with mark-to-market provisions limited to asset and, in one instance, market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.4 years.

•

As of December 31, 2018, we had $2.6 billion of financing capacity under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, provided by nine lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan or CMBS investments we pledge to them to secure additional borrowings:

•

$2.4 billion of financing capacity is available for loan investments under our secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility for loan originations and acquisitions, with an aggregate maximum commitment amount of $4.0 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and, in one instance, market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.4 years. These financing arrangements are 25% and 100% recourse to Holdco.

•

$167.3 million of financing capacity is available for CMBS investments under two secured revolving repurchase agreements, with a maximum commitment amount of $200 million, credit spreads based upon the haircut and other risk characteristics of the collateral pledged, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions and have obtained the consent of our lenders) of 0.01 years (or approximately one month). These agreements are 100% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended December 31, 2018, we recorded earnings per share of $0.43, declared a dividend of $0.43 per share, and reported $0.43 per share of Core Earnings. For the year ended December 31, 2018, we recorded earnings per share of $1.70, declared dividends of $1.71 per share, and reported $1.70 per share of Core Earnings. In addition, our book value per common share as of December 31, 2018 was $19.76. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2018	2018	2017
Net Income Attributable to TPG RE Finance Trust, Inc.	$28,565	$106,938	$94,336
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(1)(2)	67,185,646	63,034,806	54,194,596
Basic and Diluted Earnings per Common Share(2)	$0.43	$1.70	$1.74
Dividends Declared per Common Share(2)	$0.43	$1.71	$1.56

(1)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2018	2018	2017
Net Income Attributable to Common Stockholders(1)	$28,467	$106,744	$94,336
Non-Cash Compensation Expense	182	665	33
Depreciation and Amortization Expense	—	—	—
Unrealized Gains (Losses)	—	—	—
Other Items	—	—	—
Core Earnings	$28,649	$107,409	$94,369
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	67,185,646	63,034,806	54,194,596
Core Earnings per Common Share, Basic and Diluted(2)	$0.43	$1.70	$1.74

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for details.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	December 31, 2018	December 31, 2017
Total Stockholders’ Equity	$1,327,170	$1,201,331
Preferred Stock	—	125
Stockholders’ Equity, Net of Preferred Stock	$1,327,170	$1,201,206
Number of Common Shares Outstanding at Period End(1)(2)	67,163,700	60,618,730
Book Value per Common Share(2)	$19.76	$19.82

(1)	Includes shares of common and Class A common stock.
(2)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for details.

Investment Portfolio Overview

Loan Portfolio

During the three months ended December 31, 2018, we originated five loans with a total loan commitment amount of $623.70 million, of which $452.08 million was funded at origination. Other loan fundings included $50.65 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments during the three months ended December 31, 2018 totaled $367.9 million. We generated interest income of $71.7 million, incurred interest expense of $35.6 million, and generated net interest income of $36.1 million.

For the year ended December 31, 2018, we originated 26 loans with a total loan commitment amount of $2.52 billion, of which $2.09 billion was funded at origination. Other loan fundings included $258.3 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments and sales during the year ended December 31, 2018 were $1.2 billion and $2.6 million, respectively, totaling $1.2 billion. We generated interest income of $265.6 million, incurred interest expense of $126.0 million, and generated net interest income of $139.6 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Year Ended
	December 31, 2018	December 31, 2018
Loan originations— initial funding	$452,083	$2,085,659
Other loan fundings(1)	50,651	258,308
Loan repayments	(367,872)	(1,225,927)
Loan sale	—	(2,564)
Total loan fundings, net	$134,862	$1,115,476

(1)	Additional fundings made under existing loan commitments.

The following table details overall statistics for our loan portfolio as of December 31, 2018 (dollars in thousands):

Loan Portfolio Exposure
Number of loans	60
Floating rate loans (by unpaid principal balance)	100.0%
Total loan commitment	$4,947,749
Unpaid principal balance	$4,313,591
Unfunded loan commitments(1)	$634,158
Carrying value	$4,293,787
Weighted average credit spread(2)	3.9%
Weighted average all-in yield(2)	6.6%
Weighted average term to extended maturity (in years)(3)	3.9
Weighted average LTV(4)	64.5%

(1)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in some instances to finance development.

(2)

As of December 31, 2018, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2018 for weighted average calculations.

(3)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2018, based on the unpaid principal balance of our total loan exposure, 76.8% of our loans were subject to yield maintenance or other prepayment restrictions and 23.2% were open to repayment by the borrower without penalty.

(4)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of December 31, 2018, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 17 to the Consolidated Financial Statements included in this Form 10-K for details about our mortgage loan originations subsequent to December 31, 2018.

CMBS Portfolio

We invest from time to time in CMBS and CMBS-related assets as part of our investment strategy, often as a short-term cash management tool. As of December 31, 2018, our CMBS portfolio consisted of four fixed rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in California and Texas, with no state representing more than 24.3% of an investment’s current face amount. Additionally, the payment of principal and interest on the securities in our CMBS portfolio at December 31, 2018 is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“GSE”). At December 31, 2018, there were no floating rate securities in our CMBS Portfolio.

The following table details overall statistics for our CMBS portfolio as of December 31, 2018 (dollars in thousands):

CMBS Investment Exposure
Number of CMBS investments	4
Fixed rate CMBS investments (by current face amount)	100.0%
Par value	$77,896
Current face amount(1)	$76,404
Weighted average coupon(2)	3.4%
Weighted average yield to expected maturity(2)	4.0%
Weighted average life (in years)	2.0
Weighted average principal repayment window (in years)	4.1
Contractual maturity (in years)	14.6
Credit Ratings(3)	Unrated

(1)	Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(2)	Weighted by market value as of December 31, 2018.
(3)

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-K for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of December 31, 2018 and 2017 based on our internal risk ratings (dollars in thousands):

	December 31, 2018		December 31, 2017
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$29,923	1	$—	—
2	959,314	12	1,318,816	22
3	3,099,401	41	1,680,913	29
4	205,149	6	175,943	6
5	—	—	—	—
	$4,293,787	60	$3,175,672	57

The weighted average risk rating of our total loan exposure based on unpaid principal balance was 2.8 and 2.6 as of December 31, 2018 and December 31 2017, respectively.

Investment Portfolio Financing

Our portfolio financing arrangements during the year ended December 31, 2018 and December 31, 2017 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financing arrangements. For the year ended December 31, 2017, we also had outstanding non-consolidated senior interests of $96.4 million.

The following table details our portfolio financing outstanding principal balances (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2018	December 31, 2017
Collateralized loan obligations	$1,522,377	$—
Secured revolving repurchase agreements	1,044,145	1,835,801
Senior secured and secured credit agreements	460,381	—
Term loan facility	114,262	—
Asset-specific financings	32,500	289,487
Total indebtedness(1)	$3,173,665	$2,125,288

(1)	Excludes deferred financing costs of $23.8 million and $10.3 million as of December 31, 2018 and December 31, 2017, respectively.

Collateralized Loan Obligations

During the year ended December 31, 2018, we closed two collateralized loan obligations totaling $1.9 billion, financing 51 existing first mortgage loan investments, comprising 48 pari passu participation interests and three whole loans, significantly reducing our cost of funds and increasing to 52.1% the non-recourse, matched-term financing of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.28%, weighted average advance rate of 79.7%, and in one instance includes a reinvestment feature that provides additional liquidity that allows us to originate new loan investments funded in part or in whole by the CLO. As of December 31, 2018, the loan investments contributed to the collateralized loan obligations represented 42.3% of the aggregate unpaid principal balance of our loan investment portfolio, or $1.8 billion.

Secured Revolving Repurchase Agreements

As of December 31, 2018, aggregate borrowings outstanding under our secured revolving repurchase agreements related to loans totaled $1.0 billion, with a weighted average interest rate of LIBOR plus 2.0% per annum, a weighted average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.6% per annum, and a weighted average advance rate of 76.6%. As of December 31, 2018, outstanding borrowings under these agreements had a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.1 years.

At December 31, 2018 and December 31, 2017, the Company had two secured revolving repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS investment and advance rate. Assets pledged at December 31, 2018 and December 31, 2017 consisted of two and three mortgage-backed securities, respectively. These agreements are 100% recourse to Holdco. The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage, as further discussed below.

The following tables detail our secured revolving repurchase agreements as of December 31, 2018 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$474,243	76.7%	$355,051	$191,164	$163,887	$394,949	L+ 2.2%	8/19/2019
Wells Fargo	750,000	339,012	76.4	256,120	246,208	9,912	493,880	L+ 1.8%	5/25/2021
Morgan Stanley	500,000	244,936	75.7	185,221	182,507	2,714	314,779	L+ 2.2%	N/A
JP Morgan	400,000	254,026	75.4	190,541	185,529	5,012	209,459	L+ 2.2%	8/20/2023
US Bank	212,840	262,929	79.0	207,344	206,040	1,304	5,496	L+ 1.8%	10/9/2023
Subtotal/Weighted Average—Loans	$2,612,840	$1,575,146	76.6%	$1,194,277	$1,011,448	$182,829	$1,418,563	L+ 2.0%
Royal Bank of Canada	100,000	—	90.0	—	—	—	100,000	N/A	N/A
Goldman Sachs	100,000	38,517	90.0	32,697	32,697	—	67,303	OIS +0.6%	1/2/2019	(5)
Subtotal/Weighted Average—CMBS	$200,000	$38,517	90.0%	$32,697	$32,697	$—	$167,303	OIS+ 0.6%
Total/Weighted Average	$2,812,840	$1,613,663	77.0%	$1,226,974	$1,044,145	$182,829	$1,585,866	L+ 2.0%		(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets.

(4)

Our ability to extend our secured revolving repurchase agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

(5)

Extended Maturity represents the sooner of the next maturity date of the agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018. Weighted average interest rate includes the impact of the Overnight swap index (“OIS”) rate used for CMBS secured revolving repurchase agreements.

The following table details our secured revolving repurchase agreements as of December 31, 2017 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$890,736	71.8%	$636,639	$566,747	$69,892	$113,361	L+2.2%	8/19/2019
Wells Fargo	750,000	814,886	75.1	606,386	517,538	88,848	143,614	L+2.1%	5/25/2021
JP Morgan	376,942	382,135	71.3	269,627	256,928	12,699	107,315	L+2.5%	8/20/2020
Morgan Stanley	500,000	533,707	75.7	403,155	379,998	23,157	96,845	L+2.4%	N/A
US Bank	150,000	93,000	77.1	71,400	71,400	—	78,600	L+2.0%	12/9/2022
Subtotal/Weighted Average—Loans	$2,526,942	$2,714,464	73.7%	$1,987,207	$1,792,611	$194,596	$539,735	L+2.2%
Royal Bank of Canada	100,000	8,418	90.0	7,805	7,805	—	92,195	L+1.0%	3/20/2018	(5)
Goldman Sachs	100,000	39,332	90.0	35,385	35,385	—	64,615	L+0.1%	3/2/2018	(5)
Subtotal/Weighted Average—CMBS	$200,000	$47,750	90.0%	$43,190	$43,190	$—	$156,810	L+0.3%
Total/Weighted Average	$2,726,942	$2,762,214	74.1%	$2,030,397	$1,835,801	$194,596	$696,545	L+2.2%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets.

(4)

Our ability to extend our secured revolving repurchase agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

(5)	Extended Maturity represents the sooner of the next maturity date of the agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2017.

Borrowings under our secured revolving repurchase agreements are subject to the initial approval of eligible collateral loans (or CMBS, depending on the agreement) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase agreements during the year ended December 31, 2018 are as follows (dollars in thousands):

	Year Ended December 31, 2018
	Carrying Value	Maximum Month End Balance	Average Month End Balance
Wells Fargo	$246,207	$607,650	$404,710
US Bank	210,641	210,641	141,339
Goldman Sachs	191,164	585,872	397,649
JP Morgan	185,529	337,678	274,221
Morgan Stanley	182,507	379,998	246,261
Subtotal / Averages - Loans(1)	$1,016,048	$1,901,184	$1,464,180
Goldman Sachs	32,697	35,385	34,026
Royal Bank of Canada	—	7,805	3,867
Subtotal / Averages - CMBS(1)	$32,697	$43,190	$37,893
Total / Averages - Loans and CMBS(1)	$1,048,745	$1,944,374	$1,502,073

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreement at a month end during the year ended December 31, 2018.

We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase agreement lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase agreement. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by CMBS is in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, such liability cap under the guarantees related to our secured revolving repurchase agreements secured by loans does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

Each of the secured revolving repurchase agreements have “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the loan assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the loan asset and/or mortgaged property collateral; however, certain secured revolving repurchase agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to any specified parameters regarding the repurchase lender’s determination, which may involve the limitation or enumeration of factors which the repurchase lender may consider when determining market value.

At December 31, 2018, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 23.0%, as compared to 25.9% at December 31, 2017.

Generally, when the repurchase lender’s margin amount has fallen below the outstanding purchase price for a transaction, a margin deficit exists and the repurchase lender may require that we prepay outstanding amounts on the secured revolving repurchase agreement to eliminate such margin deficit. In certain secured revolving repurchase agreement, the repurchase lender’s ability to make a margin call is further limited by certain prerequisites, such as the existence of enumerated “credit events” or that the margin deficit exceed a specified minimum threshold.

The secured revolving repurchase agreements also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account and be disbursed in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default remains outstanding. Furthermore, some secured revolving repurchase agreements may require an accelerated principal amortization schedule if the secured revolving repurchase agreement is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured revolving repurchase agreement, we are generally granted the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured revolving repurchase agreement and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the repurchase lender’s prior consent.

Senior Secured and Secured Credit Agreements

On July 12, 2018, the Company entered into a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets varies and can range up to 70%, and may decline over the borrowing term  of up to a 90-day period, after which borrowings against that respective asset must be repaid.

On September 29, 2017, the Company and Bank of America N.A. entered into a senior secured credit agreement that had a maximum commitment amount of $250 million, which could be increased from time to time, up to $500 million, at the Company’s request and agreement by the lender. The Company previously exercised its accordion feature to increase the maximum commitment amount to $500 million. The current extended maturity of this agreement is September 29, 2022.

Term Loan Facility

On December 21, 2018, the Company entered into a term loan facility, as borrower, with an institutional asset manager as the lender. The term loan facility has a commitment amount of up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of December 31, 2018, the Company pledged one loan investment to the facility with an outstanding borrowing of $114.3 million.

Asset-Specific Financings

At December 31, 2018 and December 31, 2017, we had outstanding one and seven loan investments financed with one and three separate counterparties, respectively, as asset-specific financings. In instances where we have multiple asset-specific financings with the same lender, the financings are not cross-collateralized.

The following table details statistics for our asset-specific financing at December 31, 2018 (dollars in thousands):

Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Carrying Value	Interest Rate(2)	Extended Maturity(3)
BMO Harris
Collateral asset	1	$45,000	$45,000	N/A	$44,811	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,371	L+2.65%	04/09/22
Totals
Collateral Asset	1	$45,000	$45,000	N/A	$44,811	L+5.25%
Financing Provided	1	$32,500	$32,500	$—	$32,371	L+2.65%

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

The following table details our asset-specific financings at December 31, 2017 (dollars in thousands):

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

In connection with the BMO Harris asset-specific financing, Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default.

Examples of “bad boy” defaults under the BMO Harris asset-specific financing include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreements for each of the asset-specific financings also contain financial covenants covering liquid assets and net worth requirements.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of December 31, 2018, there were no outstanding loans that we financed through the use of non-consolidated senior interests sold or co-originated in prior periods.

Financial Covenants for Outstanding Borrowings

On May 4, 2018, we amended and restated our financial covenants to align and simplify the financial covenants across the guarantees related to our secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings and to provide for additional leverage. The amended and restated agreements require Holdco to maintain compliance with the following financial covenants (among others):

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

The Company believes it was in compliance with all covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financings as of December 31, 2018 and December 31, 2017.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.36x	1.71	x
Total leverage ratio(2)	2.36x	1.82	x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and an asset-specific financing agreement, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and an asset-specific financing agreement, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of December 31, 2018, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. We had no fixed rate loans outstanding as of December 31, 2018.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017
Floating rate assets(1)	$4,313,591	$3,195,476
Floating rate debt(1)(2)	(3,140,968)	(2,125,288)
Net floating rate exposure	$1,172,623	$1,070,188

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes CMBS investments and related liabilities.

(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended December 31, 2018 and September 30, 2018 (dollars in thousands):

	Three months ended December 31,			Three months ended September 30,
	2018			2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,114,869	$70,972	6.9%	$3,971,613	$68,679	6.9%
Retained mezzanine loans(3)	—	—	—	12,667	461	14.6%
CMBS investments	75,013	701	3.7%	75,776	723	3.8%
Core interest-earning assets	$4,189,882	$71,673	6.8%	$4,060,056	$69,863	6.9%

Interest-bearing liabilities:
Asset-specific financings(4)	$45,640	$1,047	9.2%	$157,354	$3,010	7.7%
Secured revolving repurchase agreements(5)	1,184,392	17,234	5.8%	1,590,142	19,213	4.8%
Collateralized loan obligations	1,266,439	11,477	3.6%	740,904	7,746	4.2%
Senior secured and secured credit agreements	454,516	5,764	5.1%	408,821	4,328	4.2%
Term loan facility	38,087	54	0.6%	—	—	—
Total interest-bearing liabilities	$2,989,074	$35,576	4.8%	$2,897,221	$34,297	4.7%
Net interest income(6)		$36,097			$35,566

Other Interest-earning assets:
Cash equivalents	$89,885	$335	1.5%	$107,656	$467	1.7%
Accounts receivable from servicer/trustee	32,765	3	0.0%	$15,104	2	0.1%
Total interest-earning assets	$4,312,532	$72,011	6.7%	$4,182,816	$70,332	6.7%

(1)	Based on carrying value for loans, amortized cost for CMBS investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Retained mezzanine loans interest income for the three months ended September 30, 2018 includes a minimum multiple payment related to the repayment of one of the Company's four mezzanine loans during the period.

(4)	Weighted average financing cost for the three months ended December 31, 2018 and September 30, 2018 reflects significant borrowings that were repaid prior to period end.
(5)

Secured revolving repurchase agreements interest expense for the three months ended December 31, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL2 during the period.

(6)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$3,760,767	$256,862	6.8%	$2,586,862	$184,203	7.1%
Retained mezzanine loans(3)	27,544	5,381	19.5%	63,454	7,440	11.7%
CMBS investments	106,988	3,351	3.1%	104,689	7,260	6.9%
Core interest-earning assets	$3,895,299	$265,594	6.8%	$2,755,005	$198,903	7.2%

Interest-bearing liabilities:
Asset-specific financings(4)	$165,972	$11,673	7.0%	$225,620	$13,005	5.8%
Secured revolving repurchase agreements(5)	1,500,539	73,344	4.9%	1,327,919	51,799	3.9%
Collateralized loan obligations	812,213	29,850	3.7%	235,143	11,993	5.1%
Senior secured and secured credit agreements	279,854	11,104	4.0%	—	111	—
Term loan facility	9,522	54	0.6%	—	—	—
Subscription secured facility(6)	—	—	—	13,750	1,360	9.9%
Total interest-bearing liabilities	$2,768,100	$126,025	4.6%	$1,802,432	$78,268	4.3%
Net interest income(7)		$139,569			$120,635

Other Interest-earning assets:
Cash equivalents	$100,855	$335	0.3%	$113,027	$749	0.7%
Accounts receivable from servicer/trustee	$21,937	$3	0.0%	$34,617	$12	—
Total interest-earning assets	$4,018,091	$265,932	6.6%	$2,902,649	$199,664	6.9%

(1)	Based on carrying value for loans, amortized cost for CMBS investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Retained mezzanine loans interest income for the year ended December 31, 2018 includes minimum multiple payments related to the repayment of the Company's four mezzanine loans during the year.
(4)	Weighted average financing cost for the year ended December 31, 2018 reflects significant borrowings that were repaid prior to year end.
(5)

Secured revolving repurchase agreements interest expense for the year ended December 31, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL1 and TRTX 2018-FL2 during the year.

(6)	Weighted average financing cost for the year ended December 31, 2017 reflects significant borrowings that were repaid prior to year end.
(7)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Year Ended December 31,		Variance	Year Ended December 31,		Variance
	2018	2017	2018 vs 2017	2017	2016	2017 vs 2016
INTEREST INCOME
Interest Income	$265,594	$198,903	$66,691	$198,903	$153,631	$45,272
Interest Expense	(126,025)	(78,268)	(47,757)	(78,268)	(61,649)	(16,619)
Net Interest Income	139,569	120,635	18,934	120,635	91,982	28,653
OTHER REVENUE
Other Income, net	1,307	1,697	(390)	1,697	416	1,281
Total Other Revenue	1,307	1,697	(390)	1,697	416	1,281
OTHER EXPENSES
Professional Fees	3,162	3,132	30	3,132	3,260	(128)
General and Administrative	4,039	2,975	1,064	2,975	2,199	776
Servicing and Asset Management Fees	2,646	3,068	(422)	3,068	3,625	(557)
Management Fees	19,364	14,096	5,268	14,096	8,816	5,280
Collateral Management Fee	—	225	(225)	225	849	(624)
Incentive Management Fee	4,384	4,338	46	4,338	3,687	651
Total Other Expenses	33,595	27,834	5,761	27,834	22,436	5,398
Income Before Income Taxes	$107,281	$94,498	$12,783	$94,498	$69,962	$24,536
Income Tax (Expense) Income, net	(340)	(146)	(194)	(146)	5	(151)
Net Income	$106,941	$94,352	$12,589	$94,352	$69,967	$24,385
Preferred Stock Dividends	(3)	(16)	13	(16)	(16)	—
Net Income Attributable to TPG RE Finance Trust, Inc.	106,938	94,336	$12,602	94,336	$69,951	$24,385
Basic and Diluted Earnings per Common Share(1)	$1.70	$1.74	$(0.04)	$1.74	$1.69	$0.05
Dividends Declared per Common Share(1)	$1.71	$1.56	$0.15	$1.56	$1.62	$(0.06)
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	$(1,951)	$(1,284)	$(667)	$(1,284)	$1,250	$(2,534)
Comprehensive Income	$104,990	$93,068	$11,922	$93,068	$71,217	$21,851

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for details.

Comparison of the Years Ended December 31, 2018 and 2017

Net Interest Income

Net interest income increased $18.9 million, to $139.6 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in interest income was due primarily to loan portfolio growth of $1.1 billion and a higher average LIBOR on the underlying loans. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.0 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loan and CMBS investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in other revenue during the year ended December 31, 2018, was primarily due to the recognition of a loss on sale of one loan and 17 CMBS investments during the year ended December 31, 2018 in addition to recording a gain on sale related to our CMBS investments of $0.3 million during the year ended December 31, 2017. The decrease in other revenue was partially offset by higher cash balances and sweep interest earned during the year ended December 31, 2018.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, management fees payable to our Manager, and collateral management fees. Other expenses increased by $5.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in other expenses for the year ended December 31, 2018 was primarily due to: (i) an increase in management fees payable to our Manager of $5.3 million due to growth in the Company’s quarterly common stockholder’s equity base and Core Earnings and (ii) an increase of general and administrative expenses and professional fees of $1.1 million as a result of our continued growth in size and the complexities of being a public company. These increases were partially offset by a decrease in servicing and asset management fees and collateral management fees of $0.6 million primarily as a result of amending our servicing and asset management agreement during the year ended December 31, 2018.

See Note 10 to our Consolidated Financial Statements included in this Form 10-K for details regarding our Management Agreement and the revisions made in connection with the initial public offering.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.05 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The incentive compensation to our Manager increased compared to the year ended December 31, 2017 primarily as a result of the Management Agreement revisions in connection with the completion of our IPO, growth in the Company’s quarterly common stockholder’s equity base due to our common stock issuance in August 2018 and completion of our IPO during the year ended December 31, 2017.

See Note 10 to our Consolidated Financial Statements included in this Form 10-K for details regarding our Management Agreement and the revisions made in connection with the IPO.

Dividends Declared Per Share

During the year ended December 31, 2018, we declared common and class A common stock dividends of $1.71 per share, or $109.1 million. During the year ended December 31, 2017, we declared common and class A common stock dividends of $1.56 per share, or $85.0 million. The increase of dividends declared was primarily due to loan portfolio growth and increased net interest income during the year ended December 31, 2018.

Unrealized (Loss) Gain on CMBS

Other comprehensive (loss) increased $0.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is primarily related to fair value fluctuations of certain CMBS investments and changes in the size and composition of our CMBS investment portfolio from the year ended December 31, 2017.

Comparison of the Years Ended December 31, 2017 and 2016

Net Interest Income

Net interest income increased $28.7 million, to $120.6 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in interest income was due primarily to loan portfolio growth of $727.0 million and a higher average LIBOR on the underlying loans. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $992.5 million to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

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

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings. Additionally, during prior years we have utilized the sale of non-consolidated senior interests, a private collateralized loan obligation, and a subscription secured credit facility to finance our operations. As of December 31, 2018, we had outstanding 67.2 million shares of our common stock and Class A common stock representing $1.3 billion of stockholders’ equity, and $3.2 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, which are set forth in the following table (dollars in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$39,720	$75,037
Secured revolving repurchase agreements	182,829	194,596
Senior secured and secured credit agreements	53,410	—
Term loan facility	275	—
Asset-specific financings	—	109,728
Total	$276,234	$379,361

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.2 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, $634.2 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2018 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$634,158	$133,271	$352,872	$148,015	$—
Secured debt agreements—principal(2)	3,173,666	1,640,139	1,533,527	—	—
Secured debt agreements—interest(2)	153,365	100,572	51,557	1,236	—
Total	$3,961,189	$1,873,982	$1,937,956	$149,251	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of December 31, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the capital markets to raise cash to fund new investments or the repayment of indebtedness; (v) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2018-FL1 or TRTX 2018-FL2, as a method of financing; (vi) term loans with private lenders; and/or (vii) selling loan or CMBS investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash (dollars in thousands):

	For the years ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$107,697	$91,173	$85,734
Cash flows used in investing activities	(1,192,865)	(702,582)	(544,891)
Cash flows provided by financing activities	1,050,151	583,171	457,181
Net (decrease) in cash, cash equivalents, and restricted cash	$(35,017)	$(28,238)	$(1,976)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $35.0 million for the year ended December 31, 2018, compared to a net decrease of $28.2 million for the year ended December 31, 2017. During the year ended December 31, 2018, cash flows provided by operating activities totaled $107.7 million related primarily to net interest income. During the year ended December 31, 2018, cash flows used in investing activities totaled $1.2 billion due primarily to loan originations. During the year ended December 31, 2018, cash flows provided by financing activities totaled $1.1 billion due primarily to proceeds from our collateralized loan obligations (TRTX 2018-FL1 and TRTX 2018-FL2) and common stock issuances and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by loan principal repayments and debt investments, to originate new loans and acquire CMBS investments of $2.2 billion during the year ended December 31, 2018.

We experienced a net decrease in cash, cash equivalents, and restricted cash of $28.2 million for the year ended December 31, 2017, compared to a net decrease of $2.0 million for the year ended December 31, 2016. During the year ended December 31, 2017, cash flows provided by operating activities totaled $91.2 million related primarily to net interest income. During the year ended December 31, 2017, cash flows used in investing activities totaled $702.6 million due primarily to loan originations. During the year ended December 31, 2017, cash flows provided by financing activities totaled $583.2 million due primarily to proceeds from secured financing agreements, the completion of our initial public offering, and the sale of $53.0 million of non-consolidated senior interests. We used the proceeds from our investing and financing activities, including cash provided by principal repayments and debt investments, to originate new loans and acquire CMBS investments of $2.0 billion during the year ended December 31, 2017.

Corporate Activities

Income Taxes

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as U.S. federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. We believe we have complied with all REIT requirements since our initial taxable year.

Common Stock Issuance

On August 10, 2018, the Company completed a common stock offering of 7 million shares at a price of $19.82 per share for gross proceeds of $138.7 million. The Company used the proceeds from the offering to repay certain borrowings under its secured revolving repurchase agreements, and to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines.

Dividends

On December 18, 2018, we declared a dividend for the fourth quarter of 2018, to holders of record of our common stock and Class A common stock as of December 28, 2018, in the amount of $0.43 per share of common stock and Class A common stock, or $29.0 million in the aggregate, which dividend was paid on January 25, 2019.

10b5-1 Plan

During the three months ended December 31, 2018, the Company repurchased 23,577 shares of common stock, at a weighted average price of $18.18 per share, for total consideration (including commissions and related fees) of $0.4 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2018, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

The Company considers a loan to be non-performing and places the loan on non-accrual status when: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan experiences a maturity default. Based on the Company’s judgment as to the collectability of principal, a loan on non-accrual status is either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-

recovery basis, where all cash receipts reduce the loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered.

During the fiscal year ended December 31, 2018 and December 31, 2017, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of any premiums, discounts, loan origination fees and loan loss allowances, if any. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line basis when it approximates the interest method, adjusted for actual prepayments.

The Company evaluates each loan classified as a loan held for investment for impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, a loan loss allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral securing the impaired loan, less estimated costs to sell such collateral, if recovery of the Company’s investment is expected solely from the sale of such collateral. As part of the quarterly impairment review, the Company evaluates the risk of each loan and assigns a risk rating based on a variety of factors, grouped as follows to include, among other factors: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geographic, property-type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Since Inception, the Company has not recognized any impairments on its loan portfolio and has not recorded any loan loss allowances against any of the loans in its portfolio. The Company’s determination of asset-specific loan loss reserves, should any such reserves be necessary, relies on material estimates regarding the fair value of loan collateral. Such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Significant judgment is required when evaluating loans for impairment.

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

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS, on a loan-by-loan basis as of December 31, 2018 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Interest Rate(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/07/18	$223.0	$167.1	$165.1	L +3.4%	L +3.6%	Floating	08/09/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
2	Senior Loan	12/19/18	210.0	131.9	129.9	L +3.6%	L +4.0%	Floating	01/09/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
3	Senior Loan	12/21/18	206.5	169.1	169.1	L +2.9%	L +3.2%	Floating	01/09/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		3
4	Senior Loan	06/28/18	190.0	178.5	178.5	L +2.7%	L +3.0%	Floating	07/09/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
5	Senior Loan	04/28/17	188.0	142.0	141.4	L +4.1%	L +4.4%	Floating	10/09/21	Nashville, TN	Mixed-Use	Bridge	$292 Sq ft	60.7%	(10)	3
6	Senior Loan	10/12/17	180.0	171.6	170.9	L +3.8%	L +4.0%	Floating	11/09/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
7	Senior Loan	09/29/17	173.3	158.9	157.9	L +4.3%	L +4.6%	Floating	10/09/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
8	Senior Loan	02/14/18	165.0	156.0	155.4	L +3.8%	L +4.0%	Floating	03/09/23	Various, NJ	Multifamily	Bridge	$129,412 Unit	78.4%		3
9	Senior Loan	09/28/18	160.0	134.8	134.8	L +2.8%	L +3.0%	Floating	10/09/23	Houston, TX	Mixed-Use	Light Transitional	$297 Sq ft	61.9%		3
10	Senior Loan	06/27/18	149.0	132.2	131.4	L +3.3%	L +3.5%	Floating	07/09/23	San Diego, CA	Office	Light Transitional	$474 Sq ft	71.4%		3
11	Senior Loan	12/16/16	141.6	100.1	99.5	L +4.5%	L +4.7%	Floating	01/09/22	Atlanta, GA	Retail	Bridge	$398 Sq ft	47.7%		4
12	Senior Loan	08/10/17	125.9	116.6	116.2	L +4.8%	L +5.0%	Floating	09/09/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	51.0%		3
13	Senior Loan	08/22/17	121.6	100.1	99.8	L +4.4%	L +4.7%	Floating	07/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
14	Senior Loan	09/27/18	116.0	105.5	104.9	L +4.7%	L +4.9%	Floating	10/01/20	Dallas, TX	Condominium	Light Transitional	$448 Sq ft	55.6%		2
15	Senior Loan	02/13/18	112.0	112.0	111.2	L +3.5%	L +3.8%	Floating	03/09/23	Chicago, IL	Mixed-Use	Bridge	$226 Sq ft	78.4%		2
16	Senior Loan	07/21/17	106.6	90.0	89.4	L +4.5%	L +4.8%	Floating	08/09/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
17	Senior Loan	12/20/18	105.9	80.0	80.0	L +3.3%	L +3.4%	Floating	01/09/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
18	Senior Loan	07/24/17	93.5	88.5	88.2	L +3.3%	L +3.5%	Floating	08/09/22	Phoenix, AZ	Mixed-Use	Bridge	$148 Sq ft	64.0%		2
19	Senior Loan	02/27/18	90.0	74.2	73.5	L +4.8%	L +5.1%	Floating	03/09/23	Brooklyn, NY	Office	Moderate Transitional	$198 Sq ft	52.2%		3
20	Senior Loan	10/14/15	90.0	89.9	89.9	L +3.9%	L +4.3%	Floating	10/14/19	Brooklyn, NY	Mixed-Use	Light Transitional	$359 Sq ft	58.2%		2
21	Senior Loan	09/29/17	89.5	79.1	78.8	L +3.9%	L +4.2%	Floating	10/09/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
22	Senior Loan	02/01/17	85.0	85.0	84.6	L +4.7%	L +5.0%	Floating	02/09/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
23	Senior Loan	06/13/17	84.4	83.3	83.0	L +3.8%	L +4.0%	Floating	07/09/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
24	Senior Loan	03/16/16	84.2	67.7	67.6	L +4.8%	L +5.0%	Floating	03/16/21	Herndon, VA	Office	Light Transitional	$139 Sq ft	61.1%		3
25	Senior Loan	12/15/17	79.0	79.0	78.8	L +5.3%	L +5.6%	Floating	01/09/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,205 Unit	59.6%		2
26	Senior Loan	06/06/18	76.4	76.4	76.1	L +3.2%	L +3.5%	Floating	06/09/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%		2
27	Senior Loan	03/29/18	75.0	71.5	71.5	L +3.8%	L +4.0%	Floating	04/09/23	Hamilton, NJ	Office	Bridge	$157 Sq ft	72.3%		3
28	Senior Loan	12/20/17	67.6	47.4	46.9	L +4.0%	L +4.3%	Floating	01/09/23	Arlington, VA	Office	Moderate Transitional	$194 Sq ft	51.7%		3
29	Senior Loan	11/29/18	67.5	43.5	43.2	L +3.3%	L +8.5%	Floating	12/09/23	Brooklyn, NY	Multifamily	Moderate Transitional	$228,814 Unit	58.0%		3
30	Senior Loan	05/25/16	67.0	67.0	67.0	L +3.7%	L +4.4%	Floating	09/09/20	Manhattan, NY	Hotel	Bridge	$167,920 Unit	55.8%		4
31	Senior Loan	09/20/17	64.9	58.9	58.5	L +4.3%	L +4.6%	Floating	10/09/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3
32	Senior Loan	03/01/16	63.2	57.3	57.3	L +4.9%	L +5.1%	Floating	03/01/21	Long Island City, NY	Office	Moderate Transitional	$284 Sq ft	54.1%		3
33	Senior Loan	11/16/17	63.0	63.0	62.7	L +3.4%	L +3.6%	Floating	12/09/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%		3
34	Senior Loan	03/01/16	61.1	55.7	55.6	L +5.1%	L +5.3%	Floating	03/01/21	Long Island City, NY	Office	Moderate Transitional	$473 Sq ft	67.9%		3
35	Senior Loan	06/20/18	61.0	51.0	51.0	L +3.0%	L +3.3%	Floating	07/09/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
36	Senior Loan	08/13/18	59.0	52.9	52.6	L +3.7%	L +4.1%	Floating	09/09/22	Parma, OH	Retail	Light Transitional	$79 Sq ft	55.3%		3
37	Senior Loan	08/06/18	55.0	48.8	48.3	L +6.0%	L +6.3%	Floating	08/09/23	Boston, MA	Mixed-Use	Light Transitional	$529 Sq ft	53.1%		3
38	Senior Loan	09/20/18	54.5	52.0	51.5	L +3.9%	L +4.1%	Floating	10/09/23	Columbus, OH	Multifamily	Bridge	$110,677 Unit	72.3%		3
39	Senior Loan	01/23/18	54.2	50.5	50.2	L +3.4%	L +3.6%	Floating	02/09/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%		2
40	Senior Loan	06/15/18	53.4	30.9	30.6	L +3.1%	L +3.3%	Floating	06/09/23	Brisbane, CA	Office	Moderate Transitional	$512 Sq ft	72.4%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Interest Rate(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
41	Senior Loan	12/20/17	51.0	51.0	50.7	L +4.0%		L +4.3%	Floating	01/09/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
42	Senior Loan	06/15/18	50.0	41.5	41.1	L +3.7%		L +3.9%	Floating	07/09/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
43	Senior Loan	09/13/16	48.5	46.0	45.9	L +4.3%		L +4.5%	Floating	09/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%	2
44	Senior Loan	03/30/18	46.6	41.6	41.3	L +3.7%		L +3.9%	Floating	04/09/23	Honolulu, HI	Office	Light Transitional	$162 Sq ft	57.9%	3
45	Senior Loan	01/22/16	45.0	42.6	42.6	L +4.3%		L +4.5%	Floating	01/22/21	New York, NY	Office	Light Transitional	$342 Sq ft	71.0%	3
46	Senior Loan	03/21/17	45.0	45.0	44.8	L +5.3%		L +5.5%	Floating	04/09/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%	3
47	Senior Loan	02/18/16	36.3	36.5	36.7	L +4.0%		L +4.3%	Floating	02/18/21	Long Island City, NY	Industrial	Bridge	$133 Sq ft	75.6%	2
48	Senior Loan	01/04/18	36.0	25.9	25.7	L +3.4%		L +3.7%	Floating	01/09/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	3
49	Senior Loan	12/21/18	33.8	27.5	27.2	L +3.2%		L +3.5%	Floating	01/09/24	Loma Linda, CA	Mixed-Use	Bridge	$72 Sq ft	48.3%	3
50	Senior Loan	05/27/18	33.0	30.4	30.1	L +3.7%		L +3.9%	Floating	06/09/23	Los Angeles, CA	Retail	Bridge	$498 Sq ft	63.6%	3
51	Senior Loan	10/11/16	32.0	32.0	31.9	L +5.9%		L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	3
52	Senior Loan	08/28/18	32.0	28.0	27.8	L +3.9%		L +4.1%	Floating	09/09/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit	71.9%	3
53	Senior Loan	10/06/16	30.0	30.0	29.9	L +5.0%		L +5.3%	Floating	10/06/21	Los Angeles, CA	Industrial	Bridge	$115 Sq ft	73.3%	1
54	Senior Loan	11/17/17	28.0	28.0	27.9	L +5.3%		L +5.6%	Floating	12/09/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%	2
55	Senior Loan	11/17/17	26.0	26.0	25.9	L +5.3%		L +5.6%	Floating	12/09/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%	3
56	Senior Loan	06/14/17	23.1	23.1	22.9	L +4.9%		L +5.3%	Floating	07/09/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
57	Senior Loan	11/16/16	15.9	15.9	15.9	L +4.8%		L +5.0%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$887 Sq ft	49.8%	4
58	Senior Loan	11/16/16	12.0	12.0	12.0	L +4.8%		L +5.0%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$972 Sq ft	43.3%	4
59	Senior Loan	11/16/16	7.2	7.2	7.2	L +4.8%		L +5.0%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$975 Sq ft	40.7%	4
60	Senior Loan	11/16/16	3.5	3.5	3.5	L +4.8%		L +5.0%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$691 Sq ft	46.6%	4

Total / Weighted Average			$4,947.7	$4,313.6	$4,293.8	L +3.9%	(9)	L +4.3%		3.9 yrs					64.5%	2.8

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 57, 58, 59, and 60 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2018 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2018, based on unpaid principal balance, 76.8% of our loans were subject to yield maintenance or other prepayment restrictions and 23.2% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-K.
(9)	Represents the weighted average of the LIBOR interest rate plus credit spread as of December 31, 2018 for the floating rate loan portfolio.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of December 31, 2018, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of December 31, 2018, we had no loans that earned a fixed rate of interest.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following December 31, 2018, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$4,313,591		Interest income	$10,784	$(10,547)	$21,568	$(20,402)
(3,140,968)	(2)	Interest expense	(7,852)	7,852	(15,705)	15,705
$1,172,623		Total change in net interest income	$2,932	$(2,695)	$5,863	$(4,697)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS investments and related liabilities.
(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

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

Capital Market Risks

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, term loans, or other debt instruments or arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial and Risk Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.1(a)

Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.1(b)

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

10.3	Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.†

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

10.6(a)

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

10.6(b)

Amendment No. 2 to Master Repurchase and Securities Contract, dated as of December 22, 2016, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(c)

Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(d)

Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6(e)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(a)

Master Repurchase and Securities Contract Agreement, dated as of May 4, 2016, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

Exhibit Number	Description
10.7(b)

Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 21, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.7(c)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 27, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)

10.7(d)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(e)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(f)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(a)

Master Repurchase Agreement, dated as of August 20, 2015, by and between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase Agreement, dated as of September 29, 2015, that certain Second Amendment to Master Repurchase Agreement, made as of March 14, 2016 and that certain Amendment No. 3 to Master Repurchase Agreement, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.8(b)

Amendment No. 4 to Master Repurchase Agreement, dated as of August 18, 2017, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.8(c)

Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(d)

Amendment No. 6 to Master Repurchase Agreement, dated as of August 20, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on November 5, 2018)

10.8(e)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(a)

Master Repurchase and Securities Contract Agreement, dated as of August 19, 2015, by and between TPG RE Finance 2, Ltd. and Goldman Sachs Bank USA, as amended by that certain First Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 29, 2015, and that certain Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.9(b)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 12, 2017, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.9(c)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(d)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

Exhibit Number	Description
10.9(e)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 17, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on November 5, 2018)

10.9(f)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(a)

Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.10(b)

Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(c)

Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11(a)

Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

10.11(b)

First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11(c)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12(a)

Indenture, dated as of February 14, 2018, by and among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, TPG RE Finance Trust CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.12(b)

Preferred Share Paying Agency Agreement, dated as of February 14, 2018, among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.12(c)

Mortgage Asset Purchase Agreement, dated as of February 14, 2018, among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., TPG RE Finance Trust CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.12(d)

Servicing Agreement, dated as of February 14, 2018, by and among TPG Real Estate Finance 2018-FL1 Issuer, Ltd., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TPG RE Finance Trust CLO Loan Seller, LLC, Situs Holdings, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on February 20, 2018)

10.13(a)

Indenture, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TRTX 2018-FL2 Co-Issuer, LLC, TRTX CLO Loan Seller 2, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(b)

Preferred Share Paying Agency Agreement, dated as of November  29, 2018, among TRTX 2018-FL2 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

Exhibit Number	Description
10.13(c)

Mortgage Asset Purchase Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd.,

TRTX CLO Loan Seller 2, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(d)

Collateral Management Agreement, dated as of November 29, 2018, between TRTX 2018-FL2 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(e)

Servicing Agreement, dated as of November  29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX CLO Loan Seller 2, LLC, Situs Asset Management LLC, Situs Holdings, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.14(a)

Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.14(b)

Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.14(c)	Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.†

21.1	Subsidiaries of TPG RE Finance Trust, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2019	TPG RE Finance Trust, Inc.

	By:	/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ AVI BANYASZ	Chairman of the Board of Directors	February 25, 2019
Avi Banyasz

/s/ GRETA GUGGENHEIM	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 25, 2019
Greta Guggenheim

/s/ ROBERT FOLEY	Chief Financial and Risk Officer (Principal Financial Officer and Accounting Officer)	February 25, 2019
Robert Foley

/s/ KELVIN DAVIS	Director	February 25, 2019
Kelvin Davis

/s/ MICHAEL GILLMORE	Director	February 25, 2019
Michael Gillmore

/s/ WENDY SILVERSTEIN	Director	February 25, 2019
Wendy Silverstein

/s/ BRADLEY SMITH	Director	February 25, 2019
Bradley Smith

/s/ GREGORY WHITE	Director	February 25, 2019
Gregory White

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of TPG RE Financial Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2019

We have served as the Company’s auditors since 2016.

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS(1)
Cash and Cash Equivalents	$39,720	$75,037
Restricted Cash	1,000	700
Accounts Receivable	38	141
Accounts Receivable from Servicer/Trustee	96,464	220
Accrued Interest Receivable	20,731	16,861
Loans Held for Investment, net (includes $2,219,574 and $2,694,106 pledged as collateral under secured revolving repurchase and secured credit agreements)	4,293,787	3,175,672
Investment in Commercial Mortgage-Backed Securities, Available-for-Sale (includes $36,307 and $47,762 pledged as collateral under secured revolving repurchase agreements)	74,381	85,895
Other Assets, Net	669	859
Total Assets	$4,526,790	$3,355,385
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$6,146	$5,385
Accrued Expenses	8,151	5,067
Collateralized Loan Obligations (net of deferred financing costs of $12,447 and $0)	1,509,930	—
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $10,448 and $8,697)	1,494,078	1,827,104
Term Loan Facility (net of deferred financing costs of $758 and $0)	113,504	—
Asset-Specific Financings (net of deferred financing costs of $129 and $1,601)	32,371	287,886
Payable to Affiliates	5,996	5,227
Deferred Revenue	463	317
Dividends Payable	28,981	23,068
Total Liabilities	3,199,620	2,154,054
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 100,000,000 shares authorized; 0 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 300,000,000 shares authorized; 66,020,387 and 59,440,112 shares issued and outstanding, respectively)	67	60
Class A Common Stock ($0.001 par value; 2,500,000 shares authorized; 1,143,313 and 1,178,618 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,355,002	1,216,112
Accumulated Deficit	(25,915)	(14,808)
Accumulated Other Comprehensive (Loss)	(1,985)	(34)
Total Stockholders' Equity(2)	1,327,170	1,201,331
Total Liabilities and Stockholders' Equity	$4,526,790	$3,355,385

(1)

The Company’s consolidated Total Assets and Total Liabilities at December 31, 2018 include VIE assets and liabilities of $1.9 billion and $1.5 billion, respectively. These assets were available only to satisfy obligations of the VIE, and creditors of the VIE had recourse only to those assets, and not to TPG RE Finance Trust, Inc. At December 31, 2017, there were no VIE assets or liabilities recorded in the Company’s Total Assets and Total Liabilities. See Note 5 to the Consolidated Financial Statements for details.

(2)

Shares issued and shares outstanding reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
INTEREST INCOME
Interest Income	$265,594	$198,903	$153,631
Interest Expense	(126,025)	(78,268)	(61,649)
Net Interest Income	139,569	120,635	91,982
OTHER REVENUE
Other Income, net	1,307	1,697	416
Total Other Revenue	1,307	1,697	416
OTHER EXPENSES
Professional Fees	3,162	3,132	3,260
General and Administrative	4,039	2,975	2,199
Servicing and Asset Management Fees	2,646	3,068	3,625
Management Fee	19,364	14,096	8,816
Collateral Management Fee	—	225	849
Incentive Management Fee	4,384	4,338	3,687
Total Other Expenses	33,595	27,834	22,436
Income Before Income Taxes	107,281	94,498	69,962
Income Tax (Expense) Income, net	(340)	(146)	5
Net Income	$106,941	$94,352	$69,967
Preferred Stock Dividends	(3)	(16)	(16)
Net Income Attributable to TPG RE Finance Trust, Inc.	$106,938	$94,336	$69,951
Basic Earnings per Common Share(1)	$1.70	$1.74	$1.69
Diluted Earnings per Common Share(1)	$1.70	$1.74	$1.69
Weighted Average Number of Common Shares Outstanding(1)
Basic:	63,034,806	54,194,596	41,406,026
Diluted:	63,034,806	54,194,596	41,406,026
OTHER COMPREHENSIVE INCOME
Net Income	$106,941	$94,352	$69,967
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities	(1,951)	(1,284)	1,250
Comprehensive Net Income	$104,990	$93,068	$71,217

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2015	125	$—	28,309,783	$29	783,158	$1	$729,477	$(13,157)	$—	$716,350
Issuance of Class A Common Stock	—	—	—	—	184,342	—	4,547	—	—	4,547
Issuance of Common Stock	—	—	9,950,270	10	—	—	245,443	—	—	245,453
Net Income	—	—	—	—	—	—	—	69,967	—	69,967
Other Comprehensive Income	—	—	—	—			—	—	1,250	1,250
Dividends on Preferred Stock	—	—	—	—	—	—	—	(16)	—	(16)
Dividends on Common Stock (Dividends Declared per Share of $1.62)	—	—	—	—	—	—	—	(65,200)	—	(65,200)
Dividends on Class A Common Stock (Dividends Declared per Share of $1.62)	—	—	—	—	—	—	—	(1,662)	—	(1,662)
Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	12,642,166	12	—	—	257,622	—	—	257,634
Common Stock and Class A Common Stock Dividend	—	—	9,224,268	9	230,815	—	(9)	—	—	—
Conversions of Class A Common Stock to Common Stock	—	—	34,408	—	(34,408)	—	—	—	—	—
Repurchases of Common Stock	—	—	(720,783)	—	—	—	(14)	(14,076)	—	(14,090)
Initial Public Offering Transaction Costs	—	—	—	—	—	—	(21,352)	—	—	(21,352)
Amortization of Share Based Compensation	—	—	—	—	—	—	33	—	—	33
Net Income	—	—	—	—	—	—	—	94,352	—	94,352
Other Comprehensive (loss)	—	—	—	—	—	—	—	—	(1,284)	(1,284)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(16)	—	(16)
Dividends on Common Stock (Dividends Declared per Share of $1.56)	—	—	—	—	—	—	—	(83,187)	—	(83,187)
Dividends on Class A Common Stock (Dividends Declared per Share of $1.56)	—	—	—	—	—	—	—	(1,813)	—	(1,813)
Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	7,019,352	7	—	—	139,433	—	—	139,440
Conversions of Class A Common Stock to Common Stock	—	—	35,305	—	(35,305)	—	—	—	—	—
Repurchases of Common Stock	—	—	(474,382)	—	—	—	(9)	(8,928)	—	(8,937)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(1,074)	—	—	(1,074)
Amortization of Share Based Compensation	—	—	—	—	—	—	665	—	—	665
Net Income	—	—	—	—	—	—	—	106,941	—	106,941
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,951)	(1,951)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $1.71)	—	—	—	—	—	—	—	(107,152)	—	(107,152)
Dividends on Class A Common Stock (Dividends declared per Share of $1.71)	—	—	—	—	—	—	—	(1,965)	—	(1,965)
Balance at December 31, 2018	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$106,941	$94,352	$69,967
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(15,915)	(19,477)	(8,439)
Amortization of Deferred Financing Costs	17,157	11,788	9,425
Capitalized Accrued Interest	—	5,517	13,434
Loss (Gain) on Sales of Loans Held for Investment and Commercial Mortgage-Backed Securities, net	524	(185)	—
Stock Compensation Expense	665	33	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	103	503	4,213
Accrued Interest Receivable	(5,270)	(3,056)	(1,813)
Accrued Expenses	1,626	(1,843)	(182)
Accrued Interest Payable	761	2,478	984
Payable to Affiliates	769	1,272	(2,243)
Deferred Fee Income	146	(165)	482
Other Assets	190	(44)	(94)
Net Cash Provided by Operating Activities	107,697	91,173	85,734
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(2,071,391)	(1,596,531)	(535,185)
Purchase of Loans Held for Investment	—	—	(412,921)
Advances on Loans Held for Investment	(258,308)	(313,160)	(318,998)
Principal Advances Held by Servicer/Trustee	—	496	—
Principal Repayments of Loans Held for Investment	1,131,294	1,164,052	781,049
Proceeds from Sales of Loans Held for Investment	2,174	65,054	—
Purchase of Commercial Mortgage-Backed Securities	(143,503)	(96,294)	(59,509)
Sales and Principal Repayments of Commercial Mortgage-Backed Securities	146,869	73,912	1,173
Purchases and Disposals of Fixed Assets	—	(111)	(500)
Net Cash (Used in) Investing Activities	(1,192,865)	(702,582)	(544,891)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(13,800)	(559,574)	(539,542)
Proceeds from Collateralized Loan Obligations	1,541,037	16,254	80,083
Payments on Secured Financing Agreements	(2,544,583)	(797,018)	(369,870)
Proceeds from Secured Financing Agreements	2,070,584	1,789,394	1,117,069
Payment of Deferred Financing Costs	(29,279)	(8,699)	(7,426)
Payments to Redeem Series A Preferred Stock	(125)	—	—
Payments to Repurchase Common Stock	(8,842)	(13,851)	—
Proceeds from Issuance of Common Stock	139,440	243,654	245,453
Proceeds from Issuance of Class A Common Stock	—	365	4,547
Payment of Initial Public Offering Transaction Costs	—	(7,060)	—
Payment of Equity Issuance and Shelf Registration Statement Transaction Costs	(1,074)	—	—
Dividends Paid on Common Stock	(101,283)	(78,475)	(71,238)
Dividends Paid on Class A Common Stock	(1,921)	(1,803)	(1,875)
Dividends Paid on Preferred Stock	(3)	(16)	(20)
Net Cash Provided by Financing Activities	1,050,151	583,171	457,181
Net Change in Cash, Cash Equivalents, and Restricted Cash	(35,017)	(28,238)	(1,976)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	75,737	103,975	105,951
Cash, Cash Equivalents and Restricted Cash at End of Year	$40,720	$75,737	$103,975
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$108,106	$64,003	$51,269
Taxes Paid (Refund)	341	142	(5)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, net	94,633	220	25,887
Principal Repayments of Commercial Mortgage-Backed Securities Held by Servicer/Trustee, net	213	—	—
Interest Payments of Loans Held for Investment and Commercial Mortgage-Backed Securities Held by Servicer Trustee, net	1,488	—	—
Proceeds from Secured Financing Agreements Held by Trustee	—	—	8,856
Dividends Declared, not paid	28,981	23,068	18,346
Accrued Equity Offering and Shelf Registration Costs	—	312	—
Accrued Deferred Financing Costs	2,926	1,054	2,953
Unrealized (Loss) Gain on Commercial Mortgage-Backed Securities, Available-for-Sale	(1,951)	(1,284)	1,250
Accrued Other Assets Costs	—	—	110
Accrued Common Stock Retirement Costs	95	239	—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is a Maryland corporation that was incorporated on October 24, 2014 and commenced operations on December 18, 2014 (“Inception”). We are organized as a holding company and conduct our operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a Delaware limited liability company that is wholly owned by the Company, and Holdco’s direct and indirect subsidiaries. We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the consolidated financial statements include but are not limited to: impairment; adequacy of provisions for loan losses; and valuation of financial instruments.

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

During the fiscal years ended December 31, 2018 and December 31, 2017, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of any premiums, discounts, loan origination fees and loan loss allowances, if any. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line basis when it approximates the interest method, adjusted for actual prepayments.

The Company evaluates each loan classified as a loan held for investment for impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, a loan loss allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral securing the impaired loan, less estimated costs to sell such collateral, if recovery of the Company’s investment is expected solely from the sale of such collateral. As part of the quarterly impairment review, the Company evaluates the risk of each loan and assigns a risk rating based on a variety of factors, grouped as follows to include, among other factors: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geographic, property-type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Since Inception, the Company has not recognized any impairments on its loan portfolio and has not recorded any loan loss allowances against any of the loans in its portfolio. The Company’s determination of asset-specific loan loss reserves, should any such reserves be necessary, relies on material estimates regarding the fair value of loan collateral. Such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Significant judgment is required when evaluating loans for impairment.

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

Commercial Mortgage-Backed Securities

The Company acquires CMBS investments primarily for cash management purposes, and also for investment purposes. The Company designates CMBS investments as available-for-sale on the acquisition date. CMBS investments that are classified as available-for-sale are recorded at fair value through other comprehensive income (loss) in the Company’s consolidated financial statements. Additionally, CMBS investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described under “Revenue Recognition” above. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain loan and CMBS investments using secured revolving repurchase agreements, asset-specific financing arrangements, senior secured and secured credit agreements, collateralized loan obligations, and a term loan facility. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income. In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2018, the Company transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower.

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

As of December 31, 2018, the Company revised its “Note Payable” naming convention in its consolidated balance sheet to “Asset-Specific Financings”. No amounts reported in prior periods were reclassified between financial statement line items and there was no impact to the Company’s financial statements resulting from this naming convention change during the current fiscal year.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its REIT taxable income. Accordingly, the Company does not expect to pay corporate level federal taxes.

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

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis when it approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2018 and December 31, 2017. The balances in these accounts may exceed the insured limits.

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

During the year ended December 31, 2018, the Company’s subsidiaries originated 26 loans with a total commitment of approximately $2.52 billion, an initial unpaid principal balance of $2.09 billion, and unfunded commitments upon closing of $436.2 million. During the year ended December 31, 2017, the Company originated 22 loans with a total commitment of approximately $1.95 billion, an initial unpaid principal balance of $1.61 billion, and unfunded commitments at closing of $331.2 million.

To fund these loan originations, the Company employed various financing methods, including secured revolving repurchase agreements, senior secured and secured credit agreements, collateralized loan obligations, asset-specific financings, a term loan facility, and the syndication of non-consolidated senior interests which are non-recourse to the Company and are recognized as sales. The Company did not have any non-consolidated senior interests outstanding as of December 31, 2018. Total commitments related to the syndication of non-consolidated senior interests for the year ended December 31, 2017 were $91.5 million.

The following tables present an overview of the loan investment portfolio as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,313,591	$(19,804)	$4,293,787
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,313,591	(19,804)	4,293,787
Allowance for loan losses	—	—	—
Total	$4,313,591	$(19,804)	$4,293,787

	December 31, 2017
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$3,122,670	$(22,143)	$3,100,527
Subordinated and mezzanine loans	75,446	(301)	75,145
Subtotal before allowance	3,198,116	(22,444)	3,175,672
Allowance for loan losses	—	—	—
Total	$3,198,116	$(22,444)	$3,175,672

For the year ended December 31, 2018, loan portfolio activity was as follows (dollars in thousands):

Balance at December 31, 2017	$3,175,672
Additions during the period:
Loans originated	2,071,391
Additional fundings	258,308
Amortization of discount and origination fees	16,907
Deductions during the period:
Collection of principal	(1,228,491)
Balance at December 31, 2018	$4,293,787

At December 31, 2018 and December 31, 2017, there was $0.0 million and $2.0 million, respectively, of unamortized discount included in loans held for investment at amortized cost on the consolidated balance sheets.

On July 16, 2018, the Company sold its participation interest in a non-core, fixed rate performing loan purchased in December 2014 to a third party for total cash consideration of $2.6 million, including sale costs and fees, recognizing a loss on sale of $0.4 million which is recorded in Other Income, net.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value
Rating	December 31, 2018	December 31, 2017
1	$29,923	$—
2	959,314	1,318,816
3	3,099,401	1,680,913
4	205,149	175,943
5	—	—
Totals	$4,293,787	$3,175,672
Weighted Average Risk Rating(1)	2.8	2.6

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at year end.

The weighted average risk rating at December 31, 2018 and December 31, 2017 was 2.8 and 2.6, respectively. During the three months ended December 31, 2018, one loan was moved from the Company’s Category 3 risk rating into its Category 2 risk rating, resulting from asset-level occupancy increases that have exceeded the Company’s underwriting. The Company also moved two loans from its Category 2 risk rating into its Category 3 risk rating as a result of recent decreases in the operating performance of the underlying collateral.

At December 31, 2018 and December 31, 2017, there were no loans on non-accrual status or that were impaired; thus, the Company did not record any allowance for loan losses.

(4) Commercial Mortgage-Backed Securities

During the year ended December 31, 2018, the Company purchased for short-term cash management and investment purposes 17 CMBS investments for $138.0 million. The purchased CMBS investments consisted of floating rate instruments which, in the aggregate, had a weighted average coupon of 2.9%. In July 2018, the Company sold 17 CMBS investments for total cash consideration of $133.3 million, including selling costs and fees, recognizing a loss on the sale of $0.1 million, which is recorded in Other Income, net.

During the year ended December 31, 2017, the Company sold a CMBS investment for net proceeds of $43.8 million, recognizing in Other Income, net a gain on sale of $0.3 million.

At December 31, 2018 and December 31, 2017, the Company had four and five CMBS investments, respectively, designated as available-for-sale securities. Detailed information regarding the Company’s CMBS investments follows (dollars in thousands):

	December 31, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$76,404	$(38)	$(1,985)	$74,381

	December 31, 2017
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$85,661	$268	$(34)	$85,895

CMBS investment fair values are Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CMBS investment fair values are based upon market, broker, and counterparty or pricing services quotations, which provide valuation estimates, based upon reasonable market order indications. These fair value quotations are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity, and are reviewed by the Company for reasonableness and consistency.

The Company’s CMBS investments have a weighted average contractual maturity, based on estimated fair value, of 14.6 years. The amortized cost and estimated fair value of the Company’s CMBS investments by contractual maturity are shown in the following table (dollars in thousands):

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$37,929	$38,076
After five years	38,436	36,305
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$76,365	$74,381

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$36,700	$36,872
After five years	49,229	49,023
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$85,929	$85,895

As of December 31, 2018, certain of the Company’s CMBS investments were in an unrealized loss position. During the years ended December 31, 2018 and December 31, 2017, these CMBS investments traded at, or near, their carrying values, and interest and principal payments are current. Additionally, as of December 31, 2018, substantially all of the unrealized loss position relates to CMBS investments issued and guaranteed by a government sponsored enterprise, and the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the years ended December 31, 2018 or December 31, 2017.

(5) Variable Interest Entities and Collateralized Loan Obligations

On November 29, 2018 (the “Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2018-FL2”) through its wholly-owned subsidiaries TRTX 2018-FL2 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL2 Issuer”), and TRTX 2018-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL2 Co-Issuer” and together with the Issuer, the “FL2 Issuers”). On the Closing Date, FL2 Issuer issued $872.6 million principal amount of notes (the “FL2 Notes”). The FL2 Co-Issuer co-issued $795.1 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL2 Notes, the FL2 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL2 Preferred Shares” and, together with the FL2 Notes, the “FL2 Securities”), to TRTX 2018-FL2 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT. The Sub-REIT retained ownership of $205.0 million of FL2 Notes issued and FL2 Preferred Shares.

Proceeds from the issuance of the FL2 Securities were used by the Issuers to purchase two commercial real estate whole loans (the “Whole Loans”) and 23 fully-funded pari passu participations (the “FL2 Pari Passu Participations,” and, together with the Whole Loans and the FL2 Contributed Companion Participation Interests (as defined below), the “FL2 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL2 Mortgage Assets were purchased by the FL2 Issuer from TRTX CLO Loan Seller 2, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the Issuers (the “FL2 Seller”). TRTX 2018-FL2 contains a reinvestment feature that, subject to certain eligibility criteria, allows the Company to contribute new loans or participation interests in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. FL2 Mortgage Assets represented 22.6% of the aggregate unpaid principal balance of the Company’s loan investment portfolio, and had an aggregate principal balance of approximately $972.4 million, as of December 31, 2018.

The Company incurred approximately $8.7 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL2 Notes, or the FL2 Notes. As of December 31, 2018, the Company’s unamortized issuance costs were $8.5 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the year ended December 31, 2018 interest expense (excluding amortization of deferred financing costs) of $2.8 million is included in the Company’s consolidated statements of income and comprehensive income.

On February 14, 2018 (the “Closing Date”), the Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL1 Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL1 Co-Issuer” and together with the Issuer, the “FL1 Issuers”). On the Closing Date, FL1 Issuer issued $820.5 million principal amount of notes (the “FL1 Notes”). The FL1 Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL1 Notes, the FL1 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL1 Preferred Shares” and, together with the FL1 Notes, the “FL1 Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT. The Sub-REIT retained ownership of $186.5 million of the FL1 Notes issued and FL1 Preferred Shares. Additionally, the Company holds as an investment $5.0 million (principal amount) of TRTX 2018-FL1 Class A Notes.

Proceeds from the issuance of the FL1 Securities were used by the FL1 Issuers to purchase one commercial real estate whole loan (the “FL1 Whole Loan”) and 25 fully-funded pari passu participations (the “FL1 Pari Passu Participations,” and, together with the FL1 Whole Loan and the FL1 Contributed Companion Participation Interests (as defined below), the “FL1 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL1 Mortgage Assets were purchased by the FL1 Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the FL1 Issuers (the “FL1 Seller”). TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, allows the Company to contribute companion participation interests (“FL1 Contributed Companion Participation Interests”) in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the year ended December 31, 2018, the Company utilized the replenishment feature three times, contributing FL1 Contributed Companion Participation Interests of $92.8 million, and receiving net cash proceeds of $23.9 million, after the repayment of $68.9 million of existing borrowings, including accrued interest, secured by the FL1 Contributed Companion Participation Interests. The FL1 Mortgage Assets represented 19.7% of the aggregate unpaid principal balance of the Company’s loan investment portfolio, and had an aggregate principal balance of approximately $851.9 million, as of December 31, 2018.

The Company incurred approximately $9.8 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL1 Notes, or the FL1 Notes. As of December 31, 2018, the Company’s unamortized issuance costs were $3.9 million.

Interest expense on the outstanding FL1 Notes is payable monthly. For the year ended December 31, 2018 interest expense (excluding amortization of deferred financing costs) of $20.7 million is included in the Company’s consolidated statements of income and comprehensive income.

In accordance with ASC 810, the Company evaluated the key attributes of the FL2 Issuers and FL1 Issuers to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL2 Issuers and FL1 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary of the VIEs because it has the ability to control the most significant activities of the Issuers, the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidates the FL2 Issuers and FL1 Issuers.

The Company’s total assets and total liabilities at December 31, 2018 included the following VIE assets and liabilities of TRTX 2018-FL2 and TRTX 2018-FL1 (dollars in thousands):

December 31, 2018
ASSETS
Cash and Cash Equivalents	$3,896
Accounts Receivable	—
Accounts Receivable from Servicer/Trustee	94,763
Accrued Interest Receivable	3,672
Loans Held for Investment	1,824,281
Total Assets	$1,926,612
LIABILITIES
Accrued Interest Payable	$(2,637)
Accrued Expenses	(668)
Collateralized Loan Obligations	(1,514,790)
Payable to Affiliates	—
Deferred Revenue	—
Total Liabilities	$(1,518,095)

Assets held by FL2 Issuer and FL1 Issuer are restricted and can only be used to settle obligations of the related VIE. The liabilities of FL2 Issuer and FL1 Issuer are non-recourse to the Company and can only be satisfied from the assets of the related VIE.

The following table outlines TRTX 2018-FL2 and TRTX 2018-FL1 loan collateral and borrowings under the Company’s consolidated Issuers (dollars in thousands):

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,824,281	$1,824,281	$(1,527,237)	$(1,514,790)

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

In accordance with ASC 810, the Company evaluated the key attributes of the CLO Issuer to determine if it was a VIE and, if so, whether the Company was the primary beneficiary of the CLO Issuer’s operating activities. This analysis caused the Company to conclude that the CLO Issuer was a VIE and that the Company was the primary beneficiary. The Company was the primary beneficiary of the VIE because it had the ability to control the most significant activities of the CLO Issuer, the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidated the CLO Issuer.

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

The Company incurred approximately $13.2 million of issuance costs which were amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the Class A Note, or the Class A Note. As a result of retiring all amounts outstanding under the Class A Note, the Company recognized an additional $0.9 million of issuance costs recorded to Interest Expense. No unamortized issuance costs were included in the Company’s consolidated balance sheet as of December 31, 2018 and December 31, 2017.

Interest on the Class A Note was payable monthly. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 interest expense (excluding amortization of deferred financing costs) of $0.0 million, $9.3 million, and $21.8 million, respectively, is included in the Company’s consolidated statements of income as interest expense.

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, Term Loan Facility, and Asset-Specific Financings

At December 31, 2018 and December 31, 2017, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financings for certain of the Company’s originated loans. These financing arrangements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings as of December 31, 2018 and December 31, 2017. Except as otherwise noted, all agreements are on a non-recourse basis (dollars in thousands):

As of December 31, 2018
Asset-specific Financing	Maturity Date	Index Rate	Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7%	4.0%	32,500	—	32,500	45,000
Subtotal					$32,500	—	$32,500	$45,000

Secured Revolving Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/19	1 Month Libor	2.2%	4.6%	$750,000	$558,836	$191,164	$474,243
Wells Fargo(1)	05/25/19	1 Month Libor	1.8	4.3	750,000	503,792	246,208	339,012
Morgan Stanley(1)	05/04/19	1 Month Libor	2.2	4.7	500,000	317,493	182,507	244,936
JP Morgan(1)	08/20/21	1 Month Libor	2.2	4.6	400,000	214,471	185,529	254,026
US Bank(1)	10/09/21	1 Month Libor	1.8	4.3	212,840	6,800	206,040	262,929
Goldman Sachs (CMBS)(2)	01/02/19	1 Month OIS	0.6	2.9	100,000	67,303	32,697	38,517
Royal Bank of Canada (CMBS)(2)	N/A	N/A	N/A	N/A	100,000	100,000	—	—
Subtotal					$2,812,840	$1,768,695	$1,044,145	$1,613,663

Senior Secured and Secured Credit Agreements	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	1.9%	4.2%	$500,000	$112,560	387,440	494,247
Citibank(3)	07/12/20	1 Month Libor	2.3	4.8	160,000	87,059	72,941	169,134
Total					$3,505,340	$1,968,314	$1,537,026	$2,322,044

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

(3)	Borrowings under the secured credit agreement includes a guarantee for 100% recourse.

As of December 31, 2017
Asset-specific Financings	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of the Ozarks	08/23/19	1 Month Libor	4.5%	5.9%	$92,400	$43,979	$48,421	$69,172
Bank of the Ozarks	08/31/18	1 Month Libor	4.0	5.4	68,600	14,151	54,449	77,784
Deutsche Bank	09/25/19	1 Month Libor	3.5	4.9	64,779	15,895	48,884	81,473
Deutsche Bank	06/29/18	1 Month Libor	3.3	4.6	49,644	18,224	31,420	48,339
Bank of the Ozarks	05/22/18	1 Month Libor	4.8	6.1	48,750	17,479	31,271	48,109
Deutsche Bank	12/09/18	1 Month Libor	3.7	5.0	42,543	1	42,542	60,775
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7	4.0	32,500	—	32,500	45,000
Subtotal					$399,216	$109,729	$289,487	$430,652

Secured Revolving Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Goldman Sachs(1)	08/19/18	1 Month Libor	2.2%	3.6%	$750,000	$183,253	$566,747	$890,736
Wells Fargo(1)	05/25/19	1 Month Libor	2.1	3.6	750,000	232,462	517,538	814,886
Morgan Stanley(1)	05/04/19	1 Month Libor	2.4	3.9	500,000	120,002	379,998	533,707
JP Morgan(1)	08/20/18	1 Month Libor	2.5	4.0	376,942	120,014	256,928	382,135
US Bank(1)	12/09/19	1 Month Libor	2.0	3.6	150,000	78,600	71,400	93,000
Goldman Sachs (CMBS)(2)	03/02/18	3 Month Libor	0.1	1.6	100,000	64,615	35,385	39,332
Royal Bank of Canada (CMBS)(2)	03/20/18	3 Month Libor	1.0	2.6	100,000	92,195	7,805	8,418
Subtotal					$2,726,942	$891,141	$1,835,801	$2,762,214

Senior Secured and Secured Credit Agreement	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Bank of America(1)	09/29/20	1 Month Libor	—	—	$250,000	$250,000	—	—
Total					$3,376,158	$1,250,870	$2,125,288	$3,192,866

(1)	Borrowings under one asset-specific financing arrangement, secured revolving repurchase agreements, and a senior secured credit agreement with a guarantee for 25% recourse.
(2)	Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse.

Asset-Specific Financings

As of December 31, 2018 and December 31, 2017, the Company had one and seven asset-specific financing arrangements, respectively, to finance certain of its lending activities. These borrowings allow for additional advances up to a specified cap and are secured by one and seven loans held for investment, respectively. The Company’s asset-specific financings have the following guarantees:

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

The asset specific financings at December 31, 2018 and December 31, 2017 are guaranteed by Holdco, and the agreement includes guarantor covenants regarding liquid assets and net worth requirements. The Company believes it is in compliance with all covenants as of December 31, 2018 and December 31, 2017.

Secured Revolving Repurchase Agreements

The Company frequently utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans and CMBS investments. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans or CMBS to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and remits to the Company only the net after collecting its interest and other fees. The loan and CMBS investment related secured revolving repurchase agreements are 25% and 100% recourse to Holdco, respectively.

At December 31, 2018 and December 31, 2017, the Company had five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at December 31, 2018 and December 31, 2017 consisted of 51 and 48 mortgage loans, or participation interests therein, respectively. During the year ended December 31, 2018, the Company amended its Goldman Sachs Bank USA and JPMorgan Chase Bank, National Association secured revolving repurchase agreements, extending the maturity dates to August 19, 2019 and August 20, 2021, respectively.

On August 18, 2017, and in connection with the repayment of the Class A Note and the termination of the 2014-CLO, the Company closed an amendment to its existing secured revolving repurchase agreement with

JPMorgan Chase Bank, N.A. to increase the maximum commitment amount by $103.5 million, to $417.3 million, and to include as pledged collateral under the agreement the seven first mortgage loan participation interests purchased from the CLO Issuer by one of our wholly-owned subsidiaries on August 18, 2017. With respect only to the upsize amount, amounts borrowed may not be repaid and reborrowed. All other material terms of the credit agreement remain unchanged.

On July 21, 2017, the Company closed an amendment to its existing secured revolving repurchase agreement with Morgan Stanley Bank, N.A. to increase the maximum commitment amount to $400 million from $250 million. Additionally, the Company has the right to further upsize the agreement to $500 million from $400 million upon at least five days’ notice, subject to customary conditions. The agreement was also amended to provide for an extended maturity in May 2020 and can be extended by the Company for additional successive one year periods, subject to approval by the lender. As was the case prior to the amendment, the number of extension options is not limited by the terms of this agreement. On December 27, 2017 the Company exercised its right to upsize the commitment to $500 million.

On June 12, 2017, the Company closed an amendment to its existing secured revolving repurchase agreement with Goldman Sachs Bank USA, to increase the maximum commitment amount to $750 million from $500 million. The current extended maturity of this agreement is August 2019.

On June 8, 2017, the Company closed an amendment to its existing secured revolving repurchase agreement with Wells Fargo Bank, National Association to increase the maximum commitment amount to $750 million from $500 million. The current extended maturity of this agreement is May 2021.

At December 31, 2018 and December 31, 2017, the Company had two secured revolving repurchase agreements to finance its CMBS investing activities. Credit spreads vary depending upon the CMBS and advance rate. Assets pledged at December 31, 2018 and December 31, 2017 consisted of two and three CMBS investments, respectively. These financing arrangements are 100% recourse to Holdco.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at December 31, 2018 (dollars in thousands):

	December 31, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Secured Revolving Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$474,243	$472,797	$191,705	$281,092	21.2%	231
Wells Fargo Bank	750,000	339,012	338,531	246,635	91,896	6.9	876
Morgan Stanley Bank(4)	500,000	244,936	245,932	183,901	62,031	4.7	N/A
JP Morgan Chase Bank	400,000	254,026	253,145	185,892	67,253	5.1	1,693
US Bank	212,840	262,929	261,916	206,422	55,494	4.2	1,743
Subtotal / Weighted Average	$2,612,840	$1,575,146	$1,572,321	$1,014,555	$557,766		1,125

(1)	Amounts shown in the table include interest receivable of $14.5 million and are net of premium, discount and origination fees of $17.3 million.
(2)	Amounts shown in the table include interest payable of $3.1 million and do not reflect unamortized deferred financing fees of $6.7 million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	The Morgan Stanley Bank secured revolving repurchase agreement is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at December 31, 2018 (dollars in thousands):

	December 31, 2018
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Secured Revolving Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$38,517	$36,414	$32,984	$3,430	0.3%	2
Royal Bank of Canada	100,000	—	—	—	—	—	—
Subtotal / Weighted Average	$200,000	$38,517	$36,414	$32,984	$3,430		2
Total / Weighted Average - Loans and CMBS	$2,812,840	$1,613,663	$1,608,735	$1,047,539	$561,196		1,083

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $2.2 million.
(2)	Amounts shown in the table include interest payable of $0.3 million and do not reflect unamortized deferred financing fees of $0.0 million.
(3)

Represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	Represents the sooner of the next maturity date of the CMBS secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, all of which are considered long-term borrowings, and comprise counterparty concentration risks, at December 31, 2017 (dollars in thousands):

	December 31, 2017
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Secured Revolving Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$890,736	$887,667	$568,012	$319,655	26.6%	596
Wells Fargo Bank	750,000	814,886	811,257	518,353	292,904	24.4	1,241
Morgan Stanley Bank(4)	500,000	533,707	531,747	380,592	151,155	12.6	N/A
JP Morgan Chase Bank	376,942	382,135	382,542	257,484	125,058	10.4	963
US Bank	150,000	93,000	92,448	71,573	20,875	1.7	1,804
Subtotal / Weighted Average	$2,526,942	$2,714,464	$2,705,661	$1,796,014	$909,647		960

(1)	Amounts shown in the table include interest receivable of $11.6 million and are net of premium, discount and origination fees of $20.4 million.
(2)	Amounts shown in the table include interest payable of $3.4 million and do not reflect unamortized deferred financing fees of $8.7 million.
(3)

Represents the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)	The Morgan Stanley Bank secured revolving repurchase agreement is excluded from the Days to Extended Maturity calculation because it does not have a contractual maturity date.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by CMBS investments, all of which are considered short-term borrowings, and comprise counterparty concentration risks, at December 31, 2017 (dollars in thousands):

	December 31, 2017
	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable under Secured Revolving Repurchase Agreements(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$100,000	$39,332	$39,213	$35,426	$3,787	0.3%	$61
Royal Bank of Canada	100,000	8,418	8,675	7,879	796	0.1	79
Subtotal / Weighted Average	$200,000	$47,750	$47,888	$43,305	$4,583		64
Total / Weighted Average - Loans and CMBS	$2,726,942	$2,762,214	$2,753,549	$1,839,319	$914,230		933

(1)	Amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $0.0 million.
(2)	Amounts shown in the table include interest payable of $0.1 million and do not reflect unamortized deferred financing fees of $0.0 million.
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

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of December 31, 2018 and December 31, 2017.

Senior Secured and Secured Credit Agreements

On July 12, 2018, the Company entered into a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets is 70%, and declines over a 90-day period, after which borrowings against that respective asset must be repaid.

On September 29, 2017, the Company and Bank of America N.A. entered into a senior secured credit agreement that had a maximum commitment amount of $250 million, which could be increased from time to time up to $500 million, at the Company’s request and agreement by the lender. The Company previously exercised its accordion feature to increase the maximum commitment amount to $500 million. The current extended maturity of this agreement is September 29, 2022.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of December 31, 2018 and December 31, 2017.

Term Loan Facility

On December 21, 2018, the Company entered into a term loan facility, as borrower, with an institutional asset manager as the lender. The term loan facility has a commitment amount of $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of December 31, 2018, the Company pledged one loan investment to the facility with an outstanding borrowing of $114.3 million.

The term loan facility includes various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company believes it is in compliance with all covenants as of December 31, 2018.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to December 31, 2018 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Term loan facility	Asset- specific financing
2019	$841,353	$798,784	$—	$—	$—
2020	407,369	61,120	460,381	114,262	32,500
2021	222,138	184,241	—	—	—
2022	51,517	—	—	—	—
2023	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$1,522,377	$1,044,145	$460,381	$114,262	$32,500

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At December 31, 2018, the Company had $38.3 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 (collateralized loan obligations as of December 31, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of December 31, 2018 and December 31, 2017.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	December 31, 2018
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,293,787	—	—	$4,317,844
Financial Liabilities
Collateralized Loan Obligations	1,509,930	—	—	1,509,930
Secured Financing Arrangements	1,526,449	—	—	1,526,449

	December 31, 2017
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$3,175,672	—	—	$3,202,150
Financial Liabilities
Secured Financing Arrangements	2,114,990	—	—	2,114,990

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2018.

At December 31, 2018 and December 31, 2017, the estimated fair value of loans held for investment was $4.3 billion and $3.2 billion, respectively. The average gross spread at December 31, 2018 and December 31, 2017 was 3.9% and 4.8%, respectively. The weighted average years to maturity at December 31, 2018 and December 31, 2017 was 3.9 years and 3.6 years, respectively, assuming full extension of all loans.

At December 31, 2018 and December 31, 2017, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At December 31, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 approximates fair value as current borrowing spreads reflect market terms.

(9) Income Taxes

The Company indirectly owns 100% of the equity of multiple taxable REIT subsidiaries (collectively “TRSs”), including certain of its TRTX 2018-FL1 and TRTX 2018-FL2 subsidiaries. Taxable REIT subsidiaries are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s initial capitalization in 2014. The years open to examination generally range from 2015 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2018 and December 31, 2017, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the years ended December 31, 2018 and 2017, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The following table details the income tax treatment for the Company’s common stock and Class A common stock dividends declared as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Ordinary income dividends	$1.70	$1.52	$1.62
Capital gain dividends	0.01	0.04	—
Total dividends(1)	$1.71	$1.56	$1.62

(1)	Dividend per share amounts reflect the impact of the common stock and Class A common stock dividend paid upon the completion of our initial public offering.

For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company incurred $0.3 million, $0.1 million, and $0.0 million respectively of federal, state and local tax expense. At December 31, 2018, December 31, 2017, and December 31, 2016, the Company’s effective tax rate was 0.3%, 0.2%, and 0.0%, respectively.

As of December 31, 2018 and December 31, 2017, no deferred income tax assets or liabilities were recorded for the Company’s taxable REIT subsidiaries operating activities. On December 31, 2017, the Company dissolved certain TRSs as a result of transactions that lead to the Company’s termination of its 2014-CLO discussed in Note 5.

(10) Related Party Transactions

Management Agreements

Post-IPO Management Agreement

The Company is externally managed and advised by the Manager. During the year ended December 31, 2017, upon the completion of the Company’s initial public offering on July 25, 2017, the pre-IPO Management Agreement (as defined below) terminated without payment of any termination fee to the Manager, and the Company entered into a new management agreement with the Manager (the “Management Agreement”). On May 2, 2018, the Company and the Manager amended the Management Agreement solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. The changes were effected to include equity issued by subsidiaries of the Company in the definition of Equity, and to exclude distributions on equity issued by subsidiaries from the calculation of the Manager’s Incentive Compensation. For the year ended December 31, 2018, the management fee and incentive management fee were calculated under the Management Agreement.

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

Pre-IPO Management Agreement

Through July 24, 2017, the Company paid the Manager a management fee in accordance with the management agreement which was executed on December 15, 2014 (the “pre-IPO Management Agreement”). For the year ended December 31, 2017, the management fee and incentive management fee were calculated under both the pre-IPO and post-IPO Management Agreements. Under the pre-IPO Management Agreement, the management fee was equal to 1.25% of the Company’s stockholders’ equity per annum, and was calculated and payable quarterly in arrears. For purposes of calculating the management fee under the pre-IPO Management Agreement, stockholders’ equity meant: (i) the sum of (A) the net proceeds received by the Company from all issuances of the Company’s common stock, plus (B) the Company’s cumulative Core Earnings from and after the date of the pre-IPO Management Agreement to the end of the most recently completed calendar quarter, (ii) less (A) any distributions to the Company’s stockholders from and after the date of the pre-IPO Management Agreement, (B) any amount that the Company or any of its subsidiaries had paid to repurchase the Company’s common stock since the date of the pre-IPO Management Agreement, and (C) any incentive management fee paid from and after the date of the pre-IPO Management Agreement. With respect to that portion of the period from and after the date of the pre-IPO Management Agreement that was used in any calculation of the incentive management fee or the management fee, all items in the foregoing sentence (other than clause (i) (B)) were calculated on a daily weighted average basis.

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

2014-CLO Collateral Management Fee

The Manager also served as Collateral Manager for the 2014-CLO under a collateral management agreement (the “Collateral Management Agreement”). The collateral management fee was equal to 0.075% per annum of the aggregate par amount of the loans in the 2014-CLO, and was calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the 2014-CLO. After the completion of the initial public offering and prior to the termination of the 2014-CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the 2014-CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement. As of December 31, 2018 and December 31, 2017, there were no loans outstanding in the 2014-CLO.

Management Fees Incurred and Paid for the years ended December 31, 2018, 2017 and 2016

For the fiscal years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company incurred and paid the following management fees, incentive management fees, and collateral management fees related to its pre-IPO and Post-IPO Management Agreements and the 2014-CLO Collateral Management Agreement (dollars in thousands):

	Year end December 31,
	2018	2017	2016
Post-IPO Management Agreement fees incurred	$23,748	$8,636	$—
Post-IPO Management Agreement fees paid	22,818	1,079	—

Pre-IPO Management Agreement and Collateral Management fees incurred	—	$10,023	$13,352
Pre-IPO Management Agreement and Collateral Management fees paid	—	15,311	12,336

Management fees, incentive management fees, and collateral management fees included in payable to affiliates on the consolidated balance sheets at December 31, 2018 and December 31, 2017 are $6.1 million and $5.2 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income expense category or the consolidated balance sheets based on the nature of the item. For the fiscal year ended December 31, 2018, December 31, 2017, and December 31, 2016, the Manager incurred $1.2 million, $1.0 million, and $0.3 million, respectively, of expenses that were reimbursable by the Company for services rendered on its behalf by the employees of the Manager and its affiliates.

As of December 31, 2018 and December 31, 2017, $0.0 million and $0.3 million remained outstanding and was reimbursable by the Company to the Manager.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the fiscal year ended December 31, 2018, $0.2 million and $0.0 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). During the fiscal year ended December 31, 2016, there were no common stock dividends declared or undistributed net income attributable to common stockholders allocated to unvested shares of our common stock.

At December 31, 2018, all share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Net Income Attributable to TPG RE Finance Trust, Inc.	$106,938	$94,336	$69,951
Participating Securities' Share in Earnings	(194)	—	—
Net Income Attributable to Common Stockholders	$106,744	$94,336	$69,951
Weighted Average Common Shares Outstanding, Basic and Diluted	63,034,806	54,194,596	41,406,026
Per Common Share Amount, Basic and Diluted	$1.70	$1.74	$1.69

(12) Stockholders’ Equity

Common Stock Issuance

On August 10, 2018, the Company completed a common stock offering of 7 million shares at a price of $19.82 per share generating gross proceeds of $138.7 million. The Company used the proceeds from the offering to repay certain borrowings under its secured revolving repurchase agreements, and to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The Manager reimbursed offering costs of $0.7 million.

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

On July 28, 2017, the Company paid German American Capital Corporation $2.0 million related to its contractual deferred purchase price obligation due in the event the Company consummated an initial public offering on or before December 29, 2017.

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

The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share. During the three months ended December 31, 2018, the Company repurchased 23,577 shares of common stock, at a weighted average price of $18.18 per share, for total consideration (including commissions and related fees) of $0.4 million.

Through December 31, 2018, the Company has repurchased 1,187,930 shares of common stock, at a weighted average price of $19.24 per share, for total consideration (including commissions and related fees) of $22.9 million. At December 31, 2018, the Company’s remaining commitment under the 10b5-1 Purchase Plan is $12.1 million. Shares of common stock repurchased by the Company pursuant to the 10b5-1 Purchase Plan are authorized but unassigned shares of common stock.

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

As of December 31, 2017, the Company’s authorized common stock consisted of 300,000,000 shares of common stock and 2,500,000 shares of Class A common stock with $0.001 par value per share. As of December 31, 2018 and December 31, 2017, the Company had total common stock and Class A common stock shares of 67,163,700 and 60,618,730 issued and outstanding, respectively.

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

On December 18, 2018, the Company’s Board of Directors declared a dividend for the fourth quarter of 2018 in the amount of $0.43 per share of common stock and Class A common stock, or $29.0 million in the aggregate, which dividend was payable on January 25, 2019 to holders of record of our common stock and Class A common stock as of December 28, 2018. On December 19, 2017, the Company declared a dividend for the fourth quarter of 2017 in the amount of $0.38 per share of common stock and Class A common stock, or $23.1 million in the aggregate, which was paid on January 25, 2018.

For the years ended December 31, 2018 and December 31, 2017, common and Class A common stock dividends in the amount of $109.1 million and $85.0 million, respectively, were approved. As of December 31, 2018 and December 31, 2017, $29.0 million and $23.1 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive (Loss) Income

For the fiscal years ended December 31, 2018 and December 31, 2017, other comprehensive loss was $2.0 million and $1.3 million, respectively. Other comprehensive loss is a result of unrealized losses on available-for-sale CMBS investments.

(13) Share-Based Incentive Plan

The Company does not have any employees as it is externally managed by its Manager. However, as of December 31, 2018, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

The Company’s Board of Directors has adopted, and the Company’s stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors. No equity grants were awarded in conjunction with the Company’s initial public offering.

The following table details the outstanding shares of common stock and the weighted-average grant date fair value per share:

	Common Stock	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	—	$—
Granted	75,360	19.44
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2017	75,360	$19.44
Granted	278,540	18.84
Vested	(19,352)	19.44
Forfeited	(579)	19.44
Balance as of December 31, 2018	333,969	$18.94

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. As of December 31, 2018, there were 333,969 shares of common stock outstanding at December 31, 2018 will vest as follows: 101,950 shares in 2019; 95,521 shares in 2020; 95,520 shares in 2021; and 40,978 shares in 2022. As of December 31, 2018, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $6.0 million. This cost is expected to be recognized over a weighted average period of 1.9 years from December 31, 2018.

For the fiscal years ended December 31, 2018 and December 31, 2017, the Company recognized $0.7 million and $0.3 thousand, respectively, of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income. No share-based compensation expense was recorded during the fiscal year ended December 31, 2016.

(14) Commitments and Contingencies

Unfunded Commitments

As of December 31, 2018 and December 31, 2017, the Company had $634.2 million and $529.0 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of December 31, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of December 31, 2018 and December 31, 2017 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of December 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,898,511	$316,510	38.5%	$1,582,001	36.8%
Multifamily	1,247,860	131,177	25.2	1,116,683	25.9
Mixed Use	838,200	114,748	16.9	723,452	16.8
Hotel	508,450	10,896	10.3	497,554	11.5
Retail	233,555	50,247	4.7	183,308	4.2
Condominium	154,673	10,580	3.1	144,093	3.3
Industrial	66,500	—	1.3	66,500	1.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

	As of December 31, 2017
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$836,826	$160,450	22.5%	$676,376	21.1%
Multifamily	813,775	75,509	21.8	738,266	23.1
Hotel	693,569	27,980	18.6	665,589	20.8
Condominium	679,779	166,358	18.2	513,421	16.1
Mixed Use	431,500	57,243	11.6	374,257	11.7
Retail	195,012	41,500	5.2	153,512	4.8
Industrial	66,500	—	1.8	66,500	2.1
Other	10,195	—	0.3	10,195	0.3
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current unpaid principal balance is as follows (dollars in thousands):

	December 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,084,807	$170,131	42.1%	$1,914,676	44.4%
South	1,525,173	270,933	30.8	1,254,240	29.1
West	760,416	100,422	15.4	659,994	15.3
Midwest	577,353	92,672	11.7	484,681	11.2
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

	December 31, 2017
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$1,600,619	$167,447	42.9%	$1,433,172	44.8%
South	1,147,510	278,890	30.8	868,620	27.2
West	674,123	67,746	18.1	606,377	19.0
Midwest	255,904	14,957	6.9	240,947	7.5
Various	49,000	—	1.3	49,000	1.5
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Category

A summary of the loan portfolio by category as of December 31, 2018 and December 31, 2017 based on total loan commitment and current unpaid principal balance is as follows (dollars in thousands):

	December 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,414,456	$199,397	48.8%	$2,215,059	51.3%
Light Transitional	1,513,227	212,290	30.6	1,300,937	30.2
Moderate Transitional	1,020,066	222,471	20.6	797,595	18.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

	December 31, 2017
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$1,927,488	$176,316	51.7%	$1,751,172	54.7%
Moderate Transitional	723,075	132,483	19.4	590,592	18.5
Construction	609,468	166,358	16.4	443,110	13.9
Light Transitional	467,125	53,883	12.5	413,242	12.9
Total	$3,727,156	$529,040	100.0%	$3,198,116	100.0%

Loan commitments represent principal commitments made by the Company at December 31, 2018 and December 31, 2017, respectively.

(16) Summary of Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands except per share data):

	March 31	June 30	September 30	December 31
2018
Net interest income and total other revenue	$33,733	$35,048	$35,511	$36,584
Net income attributable to TPG RE Finance Trust, Inc.	$25,111	$26,438	$26,824	$28,565
Basic and diluted	$0.42	$0.44	$0.42	$0.43
2017
Net interest income and total other revenue	$30,263	$32,346	$28,253	$31,470
Net income attributable to TPG RE Finance Trust, Inc.	$23,475	$25,320	$20,787	$24,754
Basic and diluted	$0.48	$0.52	$0.35	$0.41

Basic and diluted earnings per share are computed independently based on the weighted-average shares of Class A common stock and common stock outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

(17) Subsequent Events

The following events occurred subsequent to December 31, 2018:

Senior Mortgage Loan Originations

From January 1, 2019 through February 25, 2019, the Company closed, or is in the process of closing, 10 first mortgage loans, totaling $629.5 million of loan commitments. These loans were funded, or will be funded upon closing, with a combination of cash-on-hand and borrowings.

Senior Mortgage Loan Repayments

From January 1, 2019 through February 25, 2019, the Company received full loan repayments related to 5 first mortgage loans with a total loan commitment and unpaid principal balance of $262.7 million and $246.2 million, respectively. The weighted average risk rating for the full loan repayments was 2.9 as of December 31, 2018.

Cash Dividend

On January 25, 2019, the Company paid a cash dividend on its common stock and Class A common stock, to stockholders of record as of December 28, 2018, of $0.43 per share, or $29.0 million.

10b5-1 Purchase Plan

From January 1, 2019 through February 22, 2019, the Company repurchased 2,324 shares of common stock under its 10b5-1 Purchase Plan, at a weighted average price of $18.27 per share, for total consideration (including commissions and related fees) of $0.04 million. The 10b5-1 Purchase Plan expires on February 28, 2019.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2018

(Dollars in Thousands)

Type of Loan/Borrower Senior Mortgage Loans (1)	Description /Location	Interest Payment Rates	Extended Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Unpaid Principal Balance	Carrying Amount of Loans (5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / GA	L+3.4%	2024	I/O	$—	$167,084	$165,074
Borrower B	Office / MI	L+3.6%	2024	I/O	—	131,916	129,851
Borrower C	Multifamily / FL	L+2.9%	2024	I/O	—	169,134	169,134
Borrower D	Office / PA	L+2.7%	2023	I/O	—	178,458	178,458
Borrower E	Mixed-Use / TN	L+4.1%	2021	I/O	—	142,000	141,401
Borrower F	Hotel / NC	L+3.8%	2022	I/O	—	171,604	170,854
Borrower G	Office / PA	L+4.3%	2022	I/O	—	158,947	157,926
Borrower H	Multifamily / NJ	L+3.8%	2023	I/O	—	156,012	155,421
Borrower I	Mixed-Use / TX	L+2.8%	2023	I/O	—	134,750	134,750
Borrower J	Office / CA	L+3.3%	2023	I/O	—	132,245	131,405
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Office / Diversified	Floating L+3.0% - 5.1%	2021 - 2023	I/O	—	$813,350	$809,865
Senior Loan	Multifamily / Diversified	Floating L+3.3% - 5.3%	2020 - 2024	I/O	—	791,537	787,657
Senior Loan	Mixed-Use / Diversified	Floating L+3.2% - 6.0%	2019 - 2024	I/O	—	446,702	444,848
Senior Loan	Hotel / Diversified	Floating L+3.7% - 5.9%	2020 - 2023	I/O	—	325,950	324,922
Senior Loan	Condominium / Diversified	Floating L+4.7% - 4.8%	2020 - 2021	I/O	—	144,093	143,545
Senior Loan	Retail / Diversified	Floating L+3.7% - 4.5%	2022 - 2023	I/O	—	183,309	182,270
Senior Loan	Industrial / Diversified	Floating L+4.0% - 5.0%	2021	I/O	—	66,500	66,406
Total senior loans					$—	$4,313,591	$4,293,787
Subordinate loans (6)
Subordinate loans less than 3% of the carrying amount of total loans
Total subordinate loans					$—	$—	$—
Total Loans					$—	$4,313,591	$4,293,787

(1)	Includes senior mortgage loans, related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Extended maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The aggregate tax basis of the loans is $4.3 billion as of December 31, 2018.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-1

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2018	2017	2016
Balance at January 1,	$3,175,672	$2,449,990	$1,933,398
Additions during period:
Loans originated	2,071,391	1,596,531	948,106
Additional fundings	258,308	315,409	328,356
Amortization of deferred fees and expenses	16,907	19,381	14,227
Deductions during period:
Collection of principal	(1,228,491)	(1,202,776)	(767,713)
Amortization of premium	—	(2,863)	(6,384)
Balance at December 31,	$4,293,787	$3,175,672	$2,449,990

S-2