Form 10-Q
period 2019-03-31
TPG RE Finance Trust, Inc.
filed 2019-04-29
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019.

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

As of April 26, 2019, there were 72,918,063 shares of the registrant’s common stock, $0.001 par value per share, and 1,143,313 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will occur or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading Item 1A – “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

•	changes in the availability of attractive loan and other investment opportunities, whether they are due to competition, regulation or otherwise;
•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with our Manager (as defined below);
•	conflicts with TPG (as defined below) and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other risks, uncertainties or factors that may cause our actual results to differ materially from the forward-looking statements, including risks, uncertainties, and factors disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks, uncertainties and other factors.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS(1)
Cash and Cash Equivalents	$55,431	$39,720
Restricted Cash	400	1,000
Accounts Receivable	13	38
Accounts Receivable from Servicer/Trustee	10,145	96,464
Accrued Interest Receivable	24,470	20,731
Loans Held for Investment, net (includes $2,663,678 and $2,219,574 pledged as collateral under secured revolving repurchase and secured credit agreements)	4,712,134	4,293,787
Investment in Available-for-Sale Securities (Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities) (includes $176,494 and $36,307 pledged as collateral under secured revolving repurchase agreements)	308,294	74,381
Other Assets, Net	8,174	669
Total Assets	$5,119,061	$4,526,790
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$7,964	$6,146
Accrued Expenses	13,064	8,151
Collateralized Loan Obligations (net of deferred financing costs of $10,161 and $12,447)	1,251,393	1,509,930
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $9,415 and $10,448)	2,065,449	1,494,078
Term Loan Facility (net of deferred financing costs of $1,112 and $758)	266,549	113,504
Asset-Specific Financings (net of deferred financing costs of $105 and $129)	32,395	32,371
Payable to Affiliates	6,486	5,996
Deferred Revenue	614	463
Dividends Payable	31,598	28,981
Total Liabilities	3,675,512	3,199,620
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 0 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 300,000,000 shares authorized; 72,018,063 and 66,020,387 shares issued and outstanding, respectively)	73	67
Class A Common Stock ($0.001 par value per share; 2,500,000 shares authorized; 1,143,313 shares issued and outstanding)	1	1
Additional Paid-in-Capital	1,474,554	1,355,002
Accumulated Deficit	(29,200)	(25,915)
Accumulated Other Comprehensive (Loss)	(1,879)	(1,985)
Total Stockholders' Equity	1,443,549	1,327,170
Total Liabilities and Stockholders' Equity	$5,119,061	$4,526,790

(1)

The Company’s consolidated Total Assets and Total Liabilities at March 31, 2019 include assets and liabilities of variable interest entities (“VIEs”) of $1.7 billion and $1.3 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2018 include assets and liabilities of VIEs of $1.9 billion and $1.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest Income	$76,601	$59,365
Interest Expense	(39,367)	(25,998)
Net Interest Income	37,234	33,367
OTHER REVENUE
Other Income, net	422	366
Total Other Revenue	422	366
OTHER EXPENSES
Professional Fees	679	899
General and Administrative	1,325	1,108
Servicing and Asset Management Fees	513	767
Management Fee	5,143	4,704
Incentive Management Fee	1,365	926
Total Other Expenses	9,025	8,404
Income Before Income Taxes	28,631	25,329
Income Tax (Expense) Income, net	(219)	(215)
Net Income	$28,412	$25,114
Preferred Stock Dividends	(3)	(3)
Net Income Attributable to TPG RE Finance Trust, Inc.	$28,409	$25,111
Basic Earnings per Common Share	$0.42	$0.42
Diluted Earnings per Common Share	$0.42	$0.42
Weighted Average Number of Common Shares Outstanding
Basic:	68,294,736	60,393,818
Diluted:	68,294,736	60,393,818
OTHER COMPREHENSIVE INCOME
Net Income	$28,412	$25,114
Unrealized (Loss) Gain on Available-for-Sale Securities (Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities)	106	(214)
Comprehensive Net Income	$28,518	$24,900

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Conversions of Class A Common Stock to Common Stock	—	—	24,071	—	(24,071)	—	—	—	—	—
Repurchases of Common Stock	—	—	(443,570)	—	—	—	(9)	(8,351)	—	(8,360)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)		—	(125)
Amortization of Share Based Compensation	—	—	—	—	—	—	177	—	—	177
Net Income	—	—	—	—	—	—	—	25,114	—	25,114
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(214)	(214)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.42)	—	—	—	—	—	—	—	(24,822)	—	(24,822)
Dividends on Class A Common Stock (Dividends declared per Share of $0.42)	—	—	—	—	—	—	—	(485)	—	(485)
Balance at March 31, 2018	—	$—	59,020,613	$60	1,154,547	$1	$1,216,155	$(23,355)	$(248)	$1,192,613

Balance at December 31, 2018	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125
Equity Issuance and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)
Amortization of Share Based Compensation	—	—	—	—	—	—	633	—	—	633
Net Income	—	—	—	—	—	—	—	28,412	—	28,412
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)
Balance at March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$28,412	$25,114
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(3,627)	(4,147)
Amortization of Deferred Financing Costs	4,698	3,658
Stock Compensation Expense	633	177
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	25	—
Accrued Interest Receivable	(3,143)	(2,771)
Accrued Expenses	(3,616)	610
Accrued Interest Payable	1,818	245
Payable to Affiliates	490	648
Deferred Fee Income	151	(205)
Other Assets	192	125
Net Cash Provided by Operating Activities	26,033	23,454
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(628,460)	(512,522)
Advances on Loans Held for Investment	(57,394)	(60,972)
Principal Repayments of Loans Held for Investment	359,065	156,258
Purchase of Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities	(263,868)	(63,654)
Principal Repayments of Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities	586	—
Net Cash (Used in) Investing Activities	(590,071)	(480,890)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(233,557)	—
Proceeds from Collateralized Loan Obligations	—	745,904
Payments on Secured Financing Agreements	(265,002)	(762,695)
Proceeds from Secured Financing Agreements	988,739	514,347
Payment of Deferred Financing Costs	(1,176)	(9,519)
Payments to Redeem Series A Preferred Stock	—	(125)
Payments to Repurchase Common Stock	(42)	(8,360)
Proceeds from Issuance of Preferred Stock	125	—
Proceeds from Issuance of Common Stock	119,100	—
Dividends Paid on Common Stock	(28,546)	(22,620)
Dividends Paid on Class A Common Stock	(492)	(448)
Dividends Paid on Preferred Stock	—	(3)
Net Cash Provided by Financing Activities	579,149	456,481
Net Change in Cash, Cash Equivalents, and Restricted Cash	15,111	(955)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,720	75,737
Cash, Cash Equivalents and Restricted Cash at End of Period	$55,831	$74,782
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$34,567	$22,096
Taxes Paid	10	215
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, net	6,562	—
Principal Repayments of Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities Held by Servicer/Trustee, net	47	211
Dividends Declared, not paid	31,598	25,307
Accrued Equity Issuance and Equity Distribution Agreement Transaction Costs	300	—
Accrued Deferred Financing Costs	532	1,057
Unrealized (Loss) Gain on Available-for-Sale Securities (Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities)	106	(214)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company”) is a Maryland corporation that was incorporated on October 24, 2014 and commenced operations on December 18, 2014 (“Inception”). We are organized as a holding company and conduct our operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a Delaware limited liability company that is wholly owned by the Company, and Holdco’s direct and indirect subsidiaries. We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States and commercial real estate debt securities, including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLO”). As of March 31, 2019, and December 31, 2018, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

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

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to: impairment; adequacy of provisions for loan losses; and valuation of financial instruments.

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

During the three months ended March 31, 2019 and the year end December 31, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities

The Company acquires CMBS and CRE CLO investments primarily for cash management purposes, and also for investment purposes. The Company designates CMBS and CRE CLO investments as available-for-sale on the acquisition date. CMBS and CRE CLO investments that are classified as available-for-sale are recorded at fair value through other comprehensive income (loss) in the Company’s consolidated financial statements. Additionally, CMBS and CRE CLO investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS and CRE CLO investments, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described under “Revenue Recognition” above. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain loan and CMBS and CRE CLO investments using secured revolving repurchase agreements, asset-specific financing arrangements, senior secured and secured credit agreements, collateralized loan obligations, and a term loan facility. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income. In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2019, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower.

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

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents, restricted cash and available-for-sale CMBS and CRE CLO investments. The three levels of inputs that may be used to measure fair value are as follows:

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

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and Class A common stock), by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock are identical to the common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock is convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock. The Class A common stock votes together with the common stock as a single class. Shares of Class A common stock have been issued to, and are owned by, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), and certain individuals or entities who are or were affiliated with the Manager, and the sale or conversion to common stock by investors of such shares of Class A common stock is subject to certain restrictions.

Diluted earnings per common share is calculated by including the effect of dilutive securities. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method.

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of our Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Compensation expense is recognized in net income on a straight-line basis over the applicable awards’ vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis when it approximates the interest method over the life of the related obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2019 and December 31, 2018. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan and CMBS and CRE CLO investment activities that have not been remitted to the Company based on contractual procedures previously agreed upon. Amounts are generally held by the Servicer/Trustee for less than 60 days before being remitted to the Company.

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

(3) Loans Held for Investment

The Company currently originates and acquires first mortgage and mezzanine loans secured by commercial properties. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including without limitation property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost.

During the three months ended March 31, 2019, the Company originated 11 loans with a total commitment of approximately $713.6 million, an initial unpaid principal balance of $633.1 million, and unfunded commitments at closing of $80.5 million. The following tables present an overview of the loan investment portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,732,962	$(20,828)	$4,712,134
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,732,962	(20,828)	4,712,134
Allowance for loan losses	—	—	—
Total	$4,732,962	$(20,828)	$4,712,134

	December 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,313,591	$(19,804)	$4,293,787
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,313,591	(19,804)	4,293,787
Allowance for loan losses	—	—	—
Total	$4,313,591	$(19,804)	$4,293,787

For the three months ended March 31, 2019, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2018	$4,293,787
Additions during the period:
Loans originated	628,460
Additional fundings	57,394
Amortization of discount and origination fees	3,628
Deductions during the period:
Collection of principal	(271,135)
Balance at March 31, 2019	$4,712,134

At March 31, 2019 and December 31, 2018, there was no unamortized loan discount or premium included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Value
Rating	March 31, 2019	December 31, 2018
1	$—	$29,923
2	1,161,728	959,314
3	3,416,582	3,099,401
4	133,824	205,149
5	—	—
Totals	$4,712,134	$4,293,787

Weighted Average Risk Rating(1)	2.8	2.8

(1)	Weighted Average Risk Rating calculated based on unpaid principal balance at period end.

The weighted average risk rating at March 31, 2019 and December 31, 2018 was 2.8. During the three months ended March 31, 2019, three loans were moved from the Company’s Category 3 risk rating into its Category 2 risk rating, resulting from recent improvements in the operating performance of the underlying collateral. Additionally, during the three months ended March 31, 2019, the Company moved one loan from its Category 2 risk rating into its Category 3 risk rating based on the current operating performance of the underlying collateral.

At March 31, 2019 and December 31, 2018, there were no loans on non-accrual status or that were impaired; thus, the Company did not record any allowance for loan losses.

(4) Available-for-Sale Securities

During the three months ended March 31, 2019, the Company purchased for short-term cash management and investment purposes 10 CRE CLO investments for an aggregate purchase price of $234.2 million. The purchased CRE CLO investments consist of floating rate debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 2.2%. As of March 31, 2019 and December 31, 2018, the Company had 14 and four CMBS and CRE CLO investments, respectively, designated as available-for-sale securities. Details of the carrying and fair values of the Company’s CMBS and CRE CLO investment portfolio are as follows (dollars in thousands):

	March 31, 2019
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$310,192	$(19)	$(1,879)	$308,294

	December 31, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$76,404	$(38)	$(1,985)	$74,381

CMBS and CRE CLO investment fair values are considered Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CMBS and CRE CLO investment fair values are based upon market, broker, and counterparty or pricing services quotations, which provide valuation estimates, based upon reasonable market order indications. The Company reviews the fair value quotations, which are subject to significant variability based on market conditions such as interest rates, credit spreads and market liquidity, for reasonableness and consistency.

The Company’s CMBS and CRE CLO investments have a weighted average contractual maturity, based on estimated fair value, of 16.3 years. The amortized cost and estimated fair value of the Company’s available-for-sale CMBS and CRE CLO investments by contractual maturity are shown in the following table (dollars in thousands):

	March 31, 2019
	Amortized Cost	Estimated Fair Value
Maturity Date
Within five years	$37,920	$37,582
After five years	272,328	270,712
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$310,248	$308,294

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$37,929	$38,076
After five years	38,436	36,305
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$76,365	$74,381

As of March 31, 2019, certain CMBS investments within the Company’s CMBS and CLO investment holdings were in an unrealized loss position. During the three months ended March 31, 2019 and year ended December 31, 2018, these CMBS investments traded at, or near, their carrying values, and interest and principal payments are current. Additionally, as of March 31, 2019, substantially all of the unrealized loss position relates to CMBS investments issued by a government sponsored enterprise. Currently, all of the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the three months ended March 31, 2019 or the year ended December 31, 2018.

(5) Variable Interest Entities and Collateralized Loan Obligations

On November 29, 2018 (the “FL2 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2018-FL2”) through its wholly-owned subsidiaries TRTX 2018-FL2 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL2 Issuer”), and TRTX 2018-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL2 Co-Issuer” and together with the FL2 Issuer, the “FL2 Issuers”). On the FL2 Closing Date, FL2 Issuer issued $872.6 million principal amount of notes (the “FL2 Notes”). The FL2 Co-Issuer co-issued $795.1 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL2 Notes, the FL2 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL2 Preferred Shares” and, together with the FL2 Notes, the “FL2 Securities”), to TRTX 2018-FL2 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL2 Retention Holder”). Through FL2 Retention Holder, the Sub-REIT retained ownership of $205.0 million of FL2 Notes issued and FL2 Preferred Shares. Additionally, the Company purchased $19.7 million (principal amount) of FL2 Notes during the three months ended March 31, 2019.

Proceeds from the issuance of the FL2 Securities were used by the FL2 Issuers to purchase two commercial real estate whole loans (the “FL2 Whole Loans”) and 23 fully-funded pari passu participations (the “FL2 Pari Passu Participations,” and, together with the FL2 Whole Loans and the FL2 Additional Interests (as defined below), the “FL2 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL2 Mortgage Assets were purchased by the FL2 Issuer from TRTX CLO Loan Seller 2, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the FL2 Issuers. TRTX 2018-FL2 contains a reinvestment feature that, subject to certain eligibility criteria, allows the Company to contribute new loans or participation interests (the “FL2 Additional Interests”) in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended March 31, 2019, the Company utilized the reinvestment feature twice, contributing FL2 Additional Interests of $31.8 million, and receiving net cash proceeds of $6.4 million, after the repayment of $25.4 million of existing borrowings, including accrued interest, secured by the FL2 Additional Interests.

The Company incurred approximately $8.7 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL2 Notes, or the FL2 Notes. As of March 31, 2019, the Company’s unamortized issuance costs were $7.9 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three months ended March 31, 2019, interest expense (excluding amortization of deferred financing costs) of $7.7 million is included in the Company’s consolidated statements of income and comprehensive income.

As of March 31, 2019, FL2 Mortgage Assets represented 21.1% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $993.6 million.

On February 14, 2018 (the “FL1 Closing Date”), the Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL1 Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL1 Co-Issuer” and together with the FL1 Issuer, the “FL1 Issuers”). On the FL1 Closing Date, FL1 Issuer issued $820.5 million principal amount of notes (the “FL1 Notes”). The FL1 Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL1 Notes, the FL1 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL1 Preferred Shares” and, together with the FL1 Notes, the “FL1 Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL1 Retention Holder”). Through FL1 Retention Holder, the Sub-REIT retained ownership of $186.5 million of the FL1 Notes issued and FL1 Preferred Shares. Additionally, the Company holds as an investment $12.4 million (principal amount) of FL1 Notes, of which $9.9 million were purchased during the three months ended March 31, 2019.

Proceeds from the issuance of the FL1 Securities were used by the FL1 Issuers to purchase one commercial real estate whole loan (the “FL1 Whole Loan”) and 25 fully-funded pari passu participations (the “FL1 Pari Passu Participations,” and, together with the FL1 Whole Loan and the FL1 Contributed Companion Participation Interests (as defined below), the “FL1 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL1 Mortgage Assets were purchased by the FL1 Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the FL1 Issuers. TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, allows the Company to contribute companion participation interests (“FL1 Contributed Companion Participation Interests”) in loans in which TRTX 2018-FL1 already owns an interest in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. As of March 31, 2019, the replenishment feature was fully utilized and approximately 50.3%, or $247.4 million, of TRTX 2018-FL1 Class A Notes have repaid since the FL1 Closing Date.

The Company incurred approximately $9.8 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL1 Notes, or the FL1 Notes. As of March 31, 2019, the Company’s unamortized issuance costs were $2.3 million.

Interest expense on the outstanding FL1 Notes is payable monthly. For the three months ended March 31, 2019, interest expense (excluding amortization of deferred financing costs) of $5.4 million is included in the Company’s consolidated statements of income and comprehensive income.

As of March 31, 2019, FL1 Mortgage Assets represent 14.5% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $685.0 million.

In accordance with ASC 810, the Company evaluated the key attributes of the FL2 Issuers and the FL1 Issuers to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL2 Issuers and FL1 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary of the VIEs because it has the ability to control the most significant activities of the FL2 Issuers and the FL1 Issuers, the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidates the FL2 Issuers and FL1 Issuers.

The Company’s total assets and total liabilities as of March 31, 2019 and December 31, 2018 included the following VIE assets and liabilities of TRTX 2018-FL2 and TRTX 2018-FL1 (dollars in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Cash and Cash Equivalents	$1,032	$3,896
Accounts Receivable from Servicer/Trustee	6,562	94,763
Accrued Interest Receivable	3,130	3,672
Loans Held for Investment	1,678,629	1,824,281
Total Assets	$1,689,353	$1,926,612
LIABILITIES
Accrued Interest Payable	$(2,632)	$(2,637)
Accrued Expenses	(619)	(668)
Collateralized Loan Obligations	(1,283,520)	(1,514,790)
Total Liabilities	$(1,286,771)	$(1,518,095)

The following table outlines TRTX 2018-FL2 and TRTX 2018-FL1 loan collateral and borrowings under the TRTX 2018-FL2 and TRTX 2018-FL1 collateralized loan obligations as of March 31, 2019 and December 31, 2018 (dollars in thousands):

As of March 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,678,629	$1,678,629	$(1,261,554)	$(1,251,393)

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value

$1,824,281	$1,824,281	$(1,527,237)	$(1,514,790)

Assets held by the FL2 Issuers and the FL1 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL2 Issuers and the FL1 Issuers are non-recourse to the Company and can only be satisfied from the assets of the related VIE.

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, Term Loan Facility, and Asset-Specific Financing

At March 31, 2019 and December 31, 2018, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility and an asset-specific financing for certain of the Company’s originated loans. In general, these financing arrangements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financing as of March 31, 2019 and December 31, 2018. Except as otherwise noted, all agreements are on a non-recourse basis (dollars in thousands):

As of March 31, 2019
Asset-specific Financing	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
BMO Harris Bank(1)	04/09/20	1 Month LIBOR	2.7%	4.0%	$32,500	—	$32,500	$45,000
Subtotal					$32,500	—	$32,500	$45,000

Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/19	1 Month LIBOR	2.2%	4.7%	$750,000	$397,738	$352,262	$550,082
Wells Fargo(1)	05/25/19	1 Month LIBOR	1.7	4.2	750,000	383,024	366,976	518,183
Morgan Stanley(1)	05/04/19	1 Month LIBOR	2.2	4.7	500,000	286,293	213,707	283,514
JP Morgan(1)	08/20/21	1 Month LIBOR	2.2	4.6	400,000	194,702	205,298	279,270
US Bank(1)	10/09/21	1 Month LIBOR	1.8	4.3	233,883	17,243	216,640	273,137
Goldman Sachs (CMBS and CRE CLO)(2)	04/25/19	1 Month OIS	0.6	3.1	50,666	—	50,666	61,051
JP Morgan (CMBS and CRE CLO)(2)	04/27/19	1 Month LIBOR	1.0	3.5	182,587	—	182,587	210,090
Wells Fargo (CMBS and CRE CLO)(2)	04/29/19	1 Month LIBOR	1.0	3.5	26,933	—	26,933	30,811
Royal Bank of Canada (CMBS and CRE CLO)(2)	N/A	N/A	N/A	N/A	—	—	—	—
Subtotal					$2,894,069	$1,279,000	$1,615,069	$2,206,138

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month LIBOR	1.8%	4.3%	$500,000	$101,560	398,440	512,699
Citibank(3)	07/12/20	1 Month LIBOR	2.3	4.8	160,000	98,644	61,355	87,651
Subtotal					$660,000	$200,204	$459,795	$600,350

Total					$3,586,569	$1,479,204	$2,107,364	$2,851,488

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to March 31, 2019.

(3)	Borrowings under the secured credit agreement with a guarantee for 100% recourse.

As of December 31, 2018
Asset-specific Financing	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
BMO Harris Bank(1)	04/09/20	1 Month LIBOR	2.7%	4.0%	$32,500	—	$32,500	$45,000
Subtotal					$32,500	—	$32,500	$45,000

Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/19	1 Month LIBOR	2.2%	4.6%	$750,000	$558,836	$191,164	$474,243
Wells Fargo(1)	05/25/19	1 Month LIBOR	1.8	4.3	750,000	503,792	246,208	339,012
Morgan Stanley(1)	05/04/19	1 Month LIBOR	2.2	4.7	500,000	317,493	182,507	244,936
JP Morgan(1)	08/20/21	1 Month LIBOR	2.2	4.6	400,000	214,471	185,529	254,026
US Bank(1)	10/09/21	1 Month LIBOR	1.8	4.3	212,840	6,800	206,040	262,929
Goldman Sachs (CMBS and CRE CLO)(2)	01/02/19	1 Month OIS	0.6	2.9	100,000	67,303	32,697	38,517
Royal Bank of Canada (CMBS and CRE CLO)(2)	N/A	N/A	N/A	N/A	100,000	100,000	—	—
Subtotal					$2,812,840	$1,768,695	$1,044,145	$1,613,663

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month LIBOR	1.9%	4.2%	$500,000	$112,560	387,440	494,247
Citibank(3)	07/12/20	1 Month LIBOR	2.3	4.8	160,000	87,059	72,941	169,134
Subtotal					$660,000	$199,619	$460,381	$663,381

Total					$3,505,340	$1,968,314	$1,537,026	$2,322,044

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

(3)	Borrowings under the secured credit agreement with a guarantee for 100% recourse.

Asset-Specific Financing

As of March 31, 2019 and December 31, 2018, the Company had one asset-specific financing arrangement to finance certain of its lending activities. The borrowing allows for additional advances up to a specified cap and is secured by one loan held for investment. Holdco has delivered a payment guarantee in favor of BMO Harris, the lender, as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question.

The asset specific financing at March 31, 2019 and December 31, 2018 is guaranteed by Holdco, and the agreement includes guarantor covenants regarding liquid assets and net worth requirements. The Company was in compliance with all covenants as of March 31, 2019 and December 31, 2018.

Secured Revolving Repurchase Agreements

The Company frequently utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans, and CMBS and CRE CLO investments. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans, CMBS and CRE CLO investments to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and CRE CLO investments and remits to the Company only the net after collecting its interest and other fees. The loan and CMBS and CRE CLO investment related secured revolving repurchase agreements are 25% and 100% recourse to Holdco, respectively.

At March 31, 2019 and December 31, 2018, the Company had five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at March 31, 2019 and December 31, 2018 consisted of 53 and 51 mortgage loans, or participation interests therein, respectively. The Company’s secured revolving repurchase agreements secured by commercial mortgage loans are considered long-term borrowings.

At March 31, 2019 and December 31, 2018, the Company had four and two secured revolving repurchase agreements to finance its CMBS and CRE CLO investment activities. Credit spreads vary depending upon the collateral type and advance rate. CMBS and CRE CLO investments pledged consisted of 10 CRE CLO investments and two CMBS investments at March 31, 2019 and two CMBS investments at December 31, 2018. The Company’s secured revolving repurchase agreements secured by CMBS and CRE CLO investments are considered short-term borrowings.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CMBS and CRE CLO investments, including counterparty concentration risks, at March 31, 2019 (dollars in thousands):

	March 31, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$550,082	$549,703	$353,241	$196,462	13.6%	141
Wells Fargo Bank	750,000	518,183	518,900	367,380	151,520	10.5	786
Morgan Stanley Bank(4)	500,000	283,514	282,512	214,487	68,025	4.7	N/A
JP Morgan Chase Bank	400,000	279,270	278,240	205,752	72,488	5.0	1,603
US Bank	233,883	273,137	271,761	216,946	54,815	3.8	1,836
Subtotal / Weighted Average	$2,633,883	$1,904,186	$1,901,116	$1,357,806	$543,310		933

CMBS and CRE CLO Investment Financings
Goldman Sachs Bank	$50,666	$61,051	$59,047	$51,005	$8,042	0.6%	26
JP Morgan(2)	182,587	210,090	211,402	182,982	28,420	2.0	28
Wells Fargo(2)	26,933	30,811	30,863	26,983	3,880	0.3	29
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$260,186	$301,952	$301,312	$260,970	$40,342		28

Total / Weighted Average - Loans, CMBS and CRE CLO	$2,894,069	$2,206,138	$2,202,428	$1,618,776	$583,652		765

(1)

Loan amounts shown in the table include interest receivable of $12.8 million and are net of premium, discount and origination fees of $15.8 million. CMBS and CRE CLO investment amounts shown in the table include interest receivable of $1.0 million and are net of premium, discount, and unrealized gains of $1.6 million.

(2)

Loan amounts shown in the table include interest payable of $2.9 million and do not reflect unamortized deferred financing fees of $6.2 million. CMBS and CRE CLO investments shown in the table include interest payable of $0.8 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. CMBS and CRE CLO investment amounts represents the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it does not have a limit on the maximum number of permitted extensions. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to March 31, 2019.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CMBS and CRE CLO investments, including counterparty concentration risks, at December 31, 2018 (dollars in thousands):

	December 31, 2018
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$474,243	$472,797	$191,705	$281,092	21.2%	231
Wells Fargo Bank	750,000	339,012	338,531	246,635	91,896	6.9	876
Morgan Stanley Bank(4)	500,000	244,936	245,932	183,901	62,031	4.7	N/A
JP Morgan Chase Bank	400,000	254,026	253,145	185,892	67,253	5.1	1,693
US Bank	212,840	262,929	261,916	206,422	55,494	4.2	1,743
Subtotal / Weighted Average	$2,612,840	$1,575,146	$1,572,321	$1,014,555	$557,766		1,125

CMBS and CRE CLO Investment Financings
Goldman Sachs Bank	$100,000	$38,517	$36,414	$32,984	$3,430	0.3%	2
Royal Bank of Canada	100,000	—	—	—	—	—	—
Subtotal / Weighted Average	$200,000	$38,517	$36,414	$32,984	$3,430		2

Total / Weighted Average - Loans, CMBS and CRE CLO	$2,812,840	$1,613,663	$1,608,735	$1,047,539	$561,196		1,083

(1)

Loan amounts shown in the table include interest receivable of $14.5 million and are net of premium, discount and origination fees of $17.3 million. CMBS and CRE CLO investment amounts shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $2.2 million.

(2)

Loan amounts shown in the table include interest payable of $3.1 million and do not reflect unamortized deferred financing fees of $6.7 million. CMBS and CRE CLO investment amounts shown in the table include interest payable of $0.3 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. CMBS and CRE CLO investment amounts represent the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it does not have a limit on the maximum number of permitted extensions. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of March 31, 2019 and December 31, 2018.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $398.4 million outstanding as of March 31, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.81%. The current extended maturity of this agreement is September 29, 2022.

The Company has a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At March 31, 2019, $61.4 million was outstanding on the Credit Agreement.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of March 31, 2019 and December 31, 2018.

Term Loan Facility

The Company entered into a term loan facility, as the borrower, with an institutional asset manager as the lender. The term loan facility has capacity up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of March 31, 2019, the Company pledged five loan investments to the term loan facility supporting outstanding borrowings of $267.7 million.

The agreement includes various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of March 31, 2019 and December 31, 2018.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to March 31, 2019 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Term loan facility	Asset-specific financing
2019	$577,781	$1,281,331	$—	$—	$—
2020	404,761	98,128	459,795	114,020	32,500
2021	208,658	235,610	—	34,827	—
2022	70,354	—	—	88,654	—
2023	—	—	—	30,160	—
Thereafter	—	—	—	—	—
Total	$1,261,554	$1,615,069	$459,795	$267,661	$32,500

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At March 31, 2019, the Company had $52.3 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 (collateralized loan obligations as of March 31, 2019 and December 31, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of March 31, 2019 and December 31, 2018.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	March 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,712,134	—	—	$4,741,978
Financial Liabilities
Term Loan Facility	266,549	—	—	266,549
Collateralized Loan Obligations	1,251,393	—	—	1,251,393
Secured Financing Arrangements	2,097,844	—	—	2,097,844

	December 31, 2018
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,293,787	—	—	$4,317,844
Financial Liabilities
Term Loan Facility	113,504	—	—	113,504
Collateralized Loan Obligations	1,509,930	—	—	1,509,930
Secured Financing Arrangements	1,526,449	—	—	1,526,449

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2019 or December 31, 2018.

At March 31, 2019 and December 31, 2018, the estimated fair value of Loans Held for Investment was $4.7 billion and $4.3 billion, respectively. The weighted average gross spread at March 31, 2019 and December 31, 2018 was 3.9% and 3.9%, respectively. The weighted average years to maturity at March 31, 2019 and December 31, 2018 was 3.8 years and 3.9 years, respectively, assuming full extension of all loans.

At March 31, 2019 and December 31, 2018, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At March 31, 2019 and December 31, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 approximates fair value as current borrowing spreads reflect market terms.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2019 and December 31, 2018, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2019 and 2018, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three months ended March 31, 2019 and 2018, the Company incurred no federal, state and local tax expense relating to its TRSs. For the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million of federal, state and local tax expense. At March 31, 2019 and 2018, the Company’s effective tax rate was 0.8%.

At March 31, 2019 and December 31, 2018, the Company had no deferred tax assets or liabilities.

(10) Related Party Transactions

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement, dated July 25, 2017, between the Company and the Manager (as amended, the “Management Agreement”). On May 2, 2018, the Company and the Manager amended the Management Agreement solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in the Management Agreement. The changes were effected to include equity issued by subsidiaries of the Company in the definition of Equity, and to exclude distributions on equity issued by subsidiaries from the calculation of the Manager’s Incentive Compensation.

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

Management Fees Incurred and Paid for the three months ended March 31, 2019 and March 31, 2018

For the three months ended March 31, 2019 and 2018, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Management Agreement fees incurred	$6,508	$5,630
Management Agreement fees paid	6,100	5,232

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at March 31, 2019 and December 31, 2018 are $6.5 million and $6.1 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income and comprehensive income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended March 31, 2019, the Manager incurred $0.3 million of expenses that were reimbursable by the Company. As of March 31, 2019, no amounts remained outstanding that were reimbursable by the Company to the Manager. For the three months ended March 31, 2018, $0.3 million was incurred by the Manager and reimbursable by the Company.

On March 19, 2019, in conjunction with the Company’s common stock offering of 6 million shares, the Manager reimbursed offering costs of $0.3 million. See Note 12 to the Consolidated Financial Statements for details.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2019 and 2018, $0.1 million and $0.03 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details).

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net Income Attributable to TPG RE Finance Trust, Inc.	$28,409	$25,111
Participating Securities' Share in Earnings	(141)	—
Net Income Attributable to Common Stockholders	$28,268	$25,111
Weighted Average Common Shares Outstanding, Basic and Diluted	68,294,736	60,393,818
Per Common Share Amount, Basic and Diluted	$0.42	$0.42

(12) Stockholders’ Equity

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock, $0.001 par value per share, pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

Common Stock Issuance

On March 19, 2019, the Company completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, generating net proceeds of $118.8 million, after underwriting discounts. The Manager reimbursed offering costs of $0.3 million. The Company intends to use the proceeds from the offering to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines.

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

The 10b5-1 Purchase Plan requires Goldman Sachs & Co. LLC to purchase for us shares of our common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on our book value per common share.  During the three months ended March 31, 2019, the Company repurchased 2,324 shares of common stock, at a weighted average price of $18.27 per share, for total consideration (including commissions and related fees) of $0.04 million. The 10b5-1 Purchase Plan expired by its terms on February 28, 2019.

Dividends

Upon the approval of the Company’s Board of Directors, dividends are accrued by the Company. Dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, and then to the holders of the Company’s common stock and Class A common stock. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

Preferred Stock

During the three months ended March 31, 2019, a subsidiary of the Company issued 125 shares of Series A preferred stock for proceeds of $0.1 million. On February 28, 2018, the Company’s previously issued shares of Series A preferred stock were redeemed for $0.1 million.

Common and Class A Common Stock

On March 19, 2019, the Company’s Board of Directors declared a dividend for the first quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $31.6 million in the aggregate, which dividend was payable on April 25, 2019 to holders of record of our common stock and Class A common stock as of March 29, 2019. On March 19, 2018, the Company declared a dividend for the first quarter of 2018 in the amount of $0.42 per share of common stock and Class A common stock, or $25.3 million in the aggregate, which was paid on April 25, 2018 to holders of record of our common stock and Class A common stock as of March 29, 2018.

For the three months ended March 31, 2019 and 2018, common stock and Class A common stock dividends in the amount of $31.6 million and $25.3 million were declared and approved, respectively.

As of March 31, 2019 and December 31, 2018, $31.6 million and $29.0 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive (Loss) Income

For the three months ended March 31, 2019 and 2018, other comprehensive (loss) income was $0.1 million and $(0.2) million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on available-for-sale securities (CMBS and CRE CLO investments held at period end).

(13) Share-based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of March 31, 2019, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. As of March 31, 2019, there were 327,901 shares of common stock that will vest as follows: 100,305 shares in 2019; 93,876 shares in 2020; 93,877 shares in 2021; and 39,843 shares in 2022. As of March 31, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $5.2 million. This cost is expected to be recognized over a weighted average period of 1.6 years from March 31, 2019.  For the three months ended March 31, 2019, the Company recognized $0.6 million of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

(14) Commitments and Contingencies

Unfunded Commitments

As of March 31, 2019 and December 31, 2018, the Company had $640.7 million and $634.2 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of March 31, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of March 31, 2019 and December 31, 2018 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of March 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,926,459	$312,218	35.9%	$1,614,241	34.2%
Multifamily	1,384,512	129,447	25.8	1,255,065	26.5
Mixed Use	919,485	107,801	17.1	811,684	17.1
Hotel	667,793	37,188	12.4	630,605	13.3
Retail	233,554	48,844	4.3	184,710	3.9
Condominium	129,868	5,211	2.4	124,657	2.6
Industrial	—	—	—	—	—
Other	112,000	—	2.1	112,000	2.4
Total	$5,373,671	$640,709	100.0%	$4,732,962	100.0%

	As of December 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,898,511	$316,510	38.5%	$1,582,001	36.8%
Multifamily	1,247,860	131,177	25.2	1,116,683	25.9
Mixed Use	838,200	114,748	16.9	723,452	16.8
Hotel	508,450	10,896	10.3	497,554	11.5
Retail	233,555	50,247	4.7	183,308	4.2
Condominium	154,673	10,580	3.1	144,093	3.3
Industrial	66,500	—	1.3	66,500	1.5
Other	—	—	—	—	—
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,070,677	$159,512	38.6%	$1,911,165	40.5%
South	1,586,916	259,802	29.5	1,327,114	28.0
West	902,274	77,586	16.8	824,688	17.4
Midwest	725,704	122,509	13.5	603,195	12.7
Various	88,100	21,300	1.6	66,800	1.4
Total	$5,373,671	$640,709	100.0%	$4,732,962	100.0%

	December 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,084,807	$170,131	42.1%	$1,914,676	44.4%
South	1,525,173	270,933	30.8	1,254,240	29.1
West	760,416	100,422	15.4	659,994	15.3
Midwest	577,353	92,672	11.7	484,681	11.2
Various	—	—	—	—	—
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Category

A summary of the loan portfolio by category as of March 31, 2019 and December 31, 2018 based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,661,392	$193,047	49.5%	$2,468,345	52.1%
Light Transitional	1,460,627	168,838	27.2	1,291,789	27.3
Moderate Transitional	1,251,652	278,824	23.3	972,828	20.6
Total	$5,373,671	$640,709	100.0%	$4,732,962	100.0%

	December 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,414,456	$199,397	48.8%	$2,215,059	51.3%
Light Transitional	1,513,227	212,290	30.6	1,300,937	30.2
Moderate Transitional	1,020,066	222,471	20.6	797,595	18.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Loan commitments represent principal commitments made by the Company at March 31, 2019 and December 31, 2018, respectively.

(16) Subsequent Events

The following events occurred subsequent to March 31, 2019:

Investment Activity

From April 1, 2019 through April 29, 2019, the Company has closed, or is in the process of closing, six first mortgage loans with a total loan commitment amount of $613.7 million. In addition, the Company purchased six floating rate CRE CLO investments for $98.9 million which have a weighted average coupon of LIBOR plus 2.4%. These investments will be funded with a combination of cash-on-hand and borrowings.

Senior Mortgage Loan Repayments

From April 1, 2019 through April 29, 2019, the Company received full loan repayments related to one of its first mortgage loans with a total loan commitment and unpaid principal balance of $63.2 million and $57.3 million, respectively. The risk rating for the loan that was repaid was 3 as of March 31, 2019.

Common Stock Offering Option Exercise

On April 12, 2019, Morgan Stanley & Co. LLC, as representative of the underwriters, exercised in full the underwriters’ option to purchase 900,000 additional shares of common stock. As a result, and pursuant to the terms of the underwriting agreement, the Company issued and sold 900,000 additional shares of common stock to the underwriters on April 16, 2019, generating additional net proceeds, before transaction expenses, of approximately $17.4 million from the issuance and sale of such shares.

Cash Dividend

On April 25, 2019, the Company paid a cash dividend on its common stock and Class A common stock of $0.43 per share, or $31.6 million, to stockholders of record as of March 29, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 26, 2019. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under the heading Item 1A – “Risk Factors” in our Form 10-K filed with the SEC on February 26, 2019.

Overview

We are a commercial real estate finance company externally managed by TPG RE Finance Trust Management, L.P. and sponsored by TPG. We directly originate, acquire and manage commercial mortgage loans and other commercial real estate-related investments in North America for our balance sheet. Our objective is to provide attractive risk-adjusted returns to our stockholders over time through cash distributions and capital appreciation. To meet our objective, we focus primarily on directly originating and selectively acquiring floating rate first mortgage loans that are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning. The collateral underlying our loans is located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals. We operate our business as one segment.

As of March 31, 2019, our portfolio consisted of 66 first mortgage loans (or interests therein) with an aggregate unpaid principal balance of $4.7 billion, a weighted average credit spread of 3.9%, a weighted average all-in yield of 6.7%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.8 years, and a weighted average LTV of 64.2%. As of March 31, 2019, 100.0% of the loan commitments in our portfolio consisted of floating rate, first mortgage loans. We also had $640.7 million of unfunded loan commitments as of March 31, 2019, our funding of which is subject to borrower satisfaction of certain milestones.

In addition, as of March 31, 2019, we held for cash management and short-term investment purposes 14 CMBS and CRE CLO investments, with an aggregate face amount of $310.2 million and a weighted average coupon, including LIBOR, of 4.4%.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended March 31, 2019, we recorded earnings per diluted common share of $0.42, a decrease of $0.01 from our earnings per diluted common share for the quarter ended December 31, 2018, primarily due to the issuance of 6 million common shares that was completed on March 19, 2019. Core Earnings per diluted common share was $0.43 for the three months ended March 31, 2019, unchanged from the quarter ended December 31, 2018.

For the three months ended March 31, 2019, we declared a cash dividend of $0.43 per share. Our book value per common share as of March 31, 2019 was $19.73, a $0.03 decline from our book value per common share as of December 31, 2018. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net Income Attributable to TPG RE Finance Trust, Inc.(1)	$28,409	$28,565
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	68,294,736	67,185,646
Basic and Diluted Earnings per Common Share(2)	$0.42	$0.43
Dividends Declared per Common Share(2)	$0.43	$0.43

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net Income Attributable to Common Stockholders(1)	$28,268	$28,467
Non-Cash Compensation Expense	633	182
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$28,901	$28,649
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	68,294,736	67,185,646
Core Earnings per Common Share, Basic and Diluted(2)	$0.43	$0.43

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	March 31, 2019	December 31, 2018
Total Stockholders’ Equity	$1,443,549	$1,327,170
Preferred Stock	125	—
Stockholders’ Equity, Net of Preferred Stock	$1,443,424	$1,327,170
Number of Common Shares Outstanding at Period End(1)(2)	73,161,376	67,163,700
Book Value per Common Share(2)	$19.73	$19.76

(1)	Includes shares of common stock and Class A common stock.
(2)	Number of common shares outstanding at period end includes common stock and Class A common stock.

First Quarter 2019 Highlights

Operating Results:

•	Generated GAAP net income of $28.4 million, a decrease of $0.2 million, or 0.7%, as compared to the quarter ended December 31, 2018.
•	Increased Core Earnings to $28.9 million, or $0.43 per share, an increase of $0.3 million as compared to the quarter ended December 31, 2018.
•	Declared dividends of $31.6 million, or $0.43 per share, representing an annualized dividend yield of 8.7% on a book value per common share of $19.73 as of March 31, 2019.

Investment Portfolio Activity:

•

Originated 11 loans with a total commitment of $713.6 million, an initial unpaid principal balance of $633.1 million, unfunded commitments upon closing of $80.5 million, and a weighted average interest rate of LIBOR plus 3.96%.

•	Purchased 10 floating rate CRE CLO investments for $234.2 million, which have a weighted average coupon of LIBOR plus 2.2% and a weighted average expected life of 4.4 years.
•	Funded $57.4 million of commitments in connection with existing loans having future funding obligations.
•	Received cash proceeds of $271.1 million from principal repayments from our loan portfolio.

Portfolio Financing Activity:

•	Raised $118.8 million through an underwritten common stock offering of 6.0 million shares at a price of $19.80 per share.
•	Closed two new CMBS and CRE CLO investment secured revolving repurchase agreements with an aggregate commitment of $209.5 million and a weighted average credit spread of 1.03%.

Available Liquidity:

•

At March 31, 2019, we had unrestricted cash available for investment of $55.4 million, a portion of which is subject to certain liquidity covenants, and CMBS and CRE CLO investments with an aggregate face amount of $310.2 million available for sale.

•

At March 31, 2019, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $105.1 million under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with eight lenders:

•

$105.1 million of undrawn capacity in connection with our secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with an aggregate maximum commitment amount of $4.0 billion and a weighted average interest rate of LIBOR plus 1.9% as of March 31, 2019, providing stable financing, with mark-to-market provisions limited to asset and, in one instance, market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.4 years.

•

As of March 31, 2019, we had $2.0 billion of financing capacity under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, provided by nine lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan or CMBS and CRE CLO investments we pledge to them to secure additional borrowings:

•

$2.0 billion of financing capacity is available for loan investments under our secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility for loan originations and acquisitions, with an aggregate maximum commitment amount of $4.0 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and, in one instance, market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.4 years. These financing arrangements are generally 25% recourse to Holdco, except with respect to our secured credit agreement, which is 100% recourse to Holdco.

•

Financing capacity available for CMBS and CRE CLO investments under four secured revolving repurchase agreements is based upon the haircut and other risk characteristics at the time the collateral is pledged. The weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions and have obtained the consent of our lenders) of our outstanding borrowings is less than one month. These agreements are 100% recourse to Holdco.

Portfolio Overview

Loan Portfolio

During the three months ended March 31, 2019, we originated 11 loans with a total loan commitment amount of $713.6 million, of which $633.1 million was funded at origination. Other loan fundings included $57.4 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments during the three months ended March 31, 2019 totaled $271.1 million. We generated interest income of $76.6 million, incurred interest expense of $39.4 million, and generated net interest income of $37.2 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

Three Months Ended
March 31, 2019
Loan originations— initial funding	$633,112
Other loan fundings(1)	57,394
Loan repayments	(271,135)
Total loan fundings, net	$419,371

(1)	Additional fundings made under existing loan commitments during the three months ended March 31, 2019.

The following table details overall statistics for our loan portfolio as of March 31, 2019 (dollars in thousands):

Loan Portfolio Exposure
Number of loans	66
Floating rate loans (by unpaid principal balance)	100.0%
Total loan commitment	$5,373,671
Unpaid principal balance	$4,732,962
Unfunded loan commitments(1)	$640,709
Carrying value	$4,712,134
Weighted average credit spread(2)	3.9%
Weighted average all-in yield(2)	6.7%
Weighted average term to extended maturity (in years)(3)	3.8
Weighted average LTV(4)	64.2%

(1)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in some instances to finance development.

(2)

As of March 31, 2019, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2019 for weighted average calculations.

(3)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2019, based on the unpaid principal balance of our total loan exposure, 70.7% of our loans were subject to yield maintenance or other prepayment restrictions and 29.3% were open to repayment by the borrower without penalty.

(4)

LTV is calculated as the total outstanding principal balance of the loan or participation interest in a loan plus any financing that is pari passu with or senior to such loan or participation interest as of March 31, 2019, divided by the applicable as-is real estate value at the time of origination or acquisition of such loan or participation interest in a loan. The as-is real estate value reflects our Manager’s estimates, at the time of origination or acquisition of a loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to March 31, 2019.

CMBS and CRE CLO Investment Portfolio

We invest from time to time in CMBS, CMBS-related assets, and CRE CLO investments as part of our investment strategy, often as a short-term cash management tool. As of March 31, 2019, our CMBS and CRE CLO investment portfolio consisted of four fixed rate and 10 floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in Texas, with no state representing more than 12.4% of an investment’s current face amount. Additionally, the payment of principal and interest on the securities on our CMBS investments at March 31, 2019 is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“GSE”). Our CRE CLO investments are floating rate securities with an expected weighted average life of less than 4.4 years.

The following table details overall statistics for our CMBS and CRE CLO investment portfolio as of March 31, 2019 (dollars in thousands):

		CRE CLO Investments(1)	CMBS Investments(1)
	Total Investment	Floating Rate	Fixed Rate
Number of CMBS and CRE CLO investments(1)	14	10	4
CMBS and CRE CLO investments (by current face amount)	100.0%	75.5%	24.5%
Par value	$312,197	$234,301	$77,896
Current face amount(1)	$310,192	$234,202	$75,990
Weighted average coupon(2)	4.4%	4.7%	3.4%
Weighted average yield to expected maturity(3)	4.5%	4.6%	4.2%
Weighted average life (in years)	3.8	4.4	1.9
Weighted average principal repayment window (in years)	4.3	4.4	3.9
Contractual maturity (in years)	16.3	16.9	14.3
Ratings range(4)	Unrated to AAA	BBB- to AAA	Unrated

(1)	CRE CLO investments exclude the Company’s holdings of TRTX 2018-FL2 and TRTX 2018-FL1 Notes as of March 31, 2019. Current face amount is weighted by estimated fair value as of March 31, 2019.
(2)	Weighted average coupon includes LIBOR of 2.49% as of March 29, 2019. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)

The largest CMBS investment is a structured finance investment that is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The other CMBS investments are structured finance investments issued by Fannie Mae and Ginnie Mae which are backed primarily by mortgage loans on multifamily properties that satisfy GSE program requirements. These bonds are unrated but carry a government guaranty.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of March 31, 2019 and December 31, 2018 based on our internal risk ratings (dollars in thousands):

	March 31, 2019		December 31, 2018
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	$29,923	1
2	1,161,728	13	959,314	12
3	3,416,582	48	3,099,401	41
4	133,824	5	205,149	6
5	—	—	—	—
Totals	$4,712,134	66	$4,293,787	60

For the period ended March 31, 2019 and December 31, 2018 the weighted average risk rating of our total loan exposure based on unpaid principal balance was 2.8.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended March 31, 2019 and December 31, 2018 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and an asset-specific financing arrangement. We had no outstanding non-consolidated senior interests at March 31, 2019 or December 31, 2018.

The following table details our portfolio financing arrangements at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2019	December 31, 2018
Collateralized loan obligations	$1,261,554	$1,522,377
Secured revolving repurchase agreements	1,615,069	1,044,145
Senior secured and secured credit agreements	459,795	460,381
Term loan facility	267,661	114,262
Asset-specific financings	32,500	32,500
Total indebtedness(1)	$3,636,579	$3,173,665

(1)	Excludes deferred financing costs of $20.8 million and $23.8 million as of March 31, 2019 and December 31, 2018, respectively.

Collateralized Loan Obligation

As of March 31, 2019, we had two collateralized loan obligations totaling $1.3 billion, financing existing first mortgage loan investments totaling $1.7 billion, reducing our cost of funds and providing matched-term, non-recourse financing for 45.3% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.37%, weighted average advance rate of 75.2%, and in one instance includes a reinvestment feature that provides additional liquidity that allows us to originate new loan investments funded in part or in whole by the CLO. As of March 31, 2019, the loan investments contributed to the collateralized loan obligations represented 35.5% of the aggregate unpaid principal balance of our loan investment portfolio.

Secured Revolving Repurchase Agreements

As of March 31, 2019, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $1.6 billion, of which $1.4 billion related to our loan investments. As of March 31, 2019, for our secured revolving repurchase agreements related to our loan investments, the weighted average interest rate was LIBOR plus 2.0% per annum, the weighted average all-in cost of credit, including associated fees and expenses, was LIBOR plus 2.5% per annum, and the weighted average advance rate was 76.4%. As of March 31, 2019, outstanding borrowings under these agreements for our loan investments had a weighted average term to extended maturity of 2.6 years (assuming we have exercised all extension options and term out provisions). The Morgan Stanley secured revolving repurchase agreement has an initial maturity date of May 4, 2019 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this agreement. These secured revolving repurchase agreements are 25% recourse to Holdco.

As of March 31, 2019, we had four secured revolving repurchase agreements to finance our CMBS and CRE CLO investing activities. Credit spreads vary depending upon the CMBS and CRE CLO investments and advance rate. These secured revolving repurchase agreements are 100% recourse to Holdco.

The following tables detail our secured revolving repurchase agreements (dollars in thousands):

	March 31, 2019
Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate		Extended Maturity(4)
Goldman Sachs	$750,000	$550,082	76.5%	$410,777	$352,262	$58,515	$339,223	L+ 2.2%		8/19/2019
Wells Fargo	750,000	518,183	74.7	385,863	366,976	18,887	364,137	L+ 1.7%		5/25/2021
Morgan Stanley	500,000	283,514	76.3	216,265	213,707	2,558	283,735	L+ 2.2%		N/A
JP Morgan	400,000	279,270	75.9	210,983	205,298	5,685	189,017	L+ 2.2%		8/20/2023
US Bank	233,883	273,137	80.0	218,509	216,640	1,869	15,374	L+ 1.8%		4/9/2024
Subtotal/Weighted Average—Loans	$2,633,883	$1,904,186	76.4%	$1,442,397	$1,354,883	$87,514	$1,191,486	L+ 2.0%
Royal Bank of Canada	—	—	90.0	—	—	—	—	N/A		N/A
Goldman Sachs	50,666	61,051	87.2	50,666	50,666	—	—	L+ 0.6%		4/25/2019	(5)
JP Morgan	182,587	210,090	86.9	182,587	182,587	—	—	L+ 1.0%		4/27/2019	(5)
Wells Fargo	26,933	30,811	86.3	26,933	26,933	—	—	L+ 1.0%		4/29/2019	(5)
Subtotal/Weighted Average—CMBS and CRE CLO	$260,186	$301,952	86.9%	$260,186	$260,186	$—	$—	L+ 0.9%	(5)
Total/Weighted Average	$2,894,069	$2,206,138	78.0%	$1,702,583	$1,615,069	$87,514	$1,191,486	L+ 1.8%	(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to March 31, 2019. Weighted average interest rate includes the impact of the Overnight swap index (“OIS”) rate used for CMBS and CRE CLO investment secured revolving repurchase agreements, as applicable.

	December 31, 2018
Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate		Extended Maturity(4)
Goldman Sachs	$750,000	$474,243	76.7%	$355,051	$191,164	$163,887	$394,949	L+ 2.2%		8/19/2019
Wells Fargo	750,000	339,012	76.4	256,120	246,208	9,912	493,880	L+ 1.8%		5/25/2021
Morgan Stanley	500,000	244,936	75.7	185,221	182,507	2,714	314,779	L+ 2.2%		N/A
JP Morgan	400,000	254,026	75.4	190,541	185,529	5,012	209,459	L+ 2.2%		8/20/2023
US Bank	212,840	262,929	79.0	207,344	206,040	1,304	5,496	L+ 1.8%		10/9/2023
Subtotal/Weighted Average—Loans	$2,612,840	$1,575,146	76.6%	$1,194,277	$1,011,448	$182,829	$1,418,563	L+ 2.0%
Royal Bank of Canada	100,000	—	90.0	—	—	—	100,000	N/A		N/A
Goldman Sachs	100,000	38,517	90.0	32,697	32,697	—	67,303	OIS+ 0.6%		1/2/2019	(5)
Subtotal/Weighted Average—CMBS and CRE CLO	$200,000	$38,517	90.0%	$32,697	$32,697	$—	$167,303	OIS+ 0.6%	(5)
Total/Weighted Average	$2,812,840	$1,613,663	77.0%	$1,226,974	$1,044,145	$182,829	$1,585,866	L+ 2.0%	(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018. Weighted average interest rate includes the impact of the Overnight swap index (“OIS”) rate used for CMBS and CRE CLO investment secured revolving repurchase agreements.

Borrowings under our secured revolving repurchase agreements are subject to the initial approval of eligible collateral loans (or CMBS and CRE CLO investments, depending on the agreement) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase agreements during the three months ended March 31, 2019 are as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$205,298	$208,129	$206,781
Goldman Sachs	352,262	359,457	342,324
Wells Fargo	366,976	366,976	357,539
Morgan Stanley	213,707	213,707	192,907
US Bank	216,640	216,640	195,573
Subtotal / Averages - Loans(1)	$1,354,883	$1,354,883	$1,295,124
JP Morgan	182,587	182,587	101,475
Goldman Sachs	50,666	50,666	38,545
Wells Fargo	26,933	26,933	8,978
Royal Bank of Canada	—	—	—
Subtotal / Averages - CMBS and CRE CLO(1)	$260,186	$260,186	$148,998
Total / Averages - Loans, CMBS and CRE CLO(1)	$1,615,069	$1,615,069	$1,444,122

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreements at a month end during the three months ended March 31, 2019.

We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase agreement lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase agreement. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by CMBS and CRE CLO investments are in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, such liability cap under the guarantees related to our secured revolving repurchase agreements secured by loans does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

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

At March 31, 2019, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 22.0%, as compared to 23.0% at December 31, 2018.

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

Senior Secured and Secured Credit Agreements

We have a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $398.4 million outstanding as of March 31, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.81%. The current extended maturity of this agreement is September 29, 2022.

We have a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which we occasionally use to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At March 31, 2019, we had $61.4 million outstanding on the Credit Agreement.

Term Loan Facility

We entered into a term loan facility, as the borrower, with an institutional asset manager as the lender. The term loan facility has capacity up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of March 31, 2019, we pledged five loan investments to the term loan facility supporting outstanding borrowings of $267.7 million.

Asset-Specific Financings

At March 31, 2019 and December 31, 2018, we had outstanding one loan investment financed with one counterparty, as an asset-specific financing. At March 31, 2019, our asset-specific financing arrangement amount payable was $32.5 million and bears interest at LIBOR plus 2.7%. The asset-specific financing extended maturity is April 9, 2022.

In connection with the outstanding asset-specific financing, Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default. Examples of “bad boy” defaults under the BMO Harris asset-specific financing include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreement for the asset-specific financing also contains financial covenants covering liquid assets and net worth requirements.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of March 31, 2019, there were no outstanding loans that we financed through the use of non-consolidated senior interests sold or co-originated in prior periods.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financings require Holdco to maintain compliance with the following financial covenants (among others):

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

The Company was in compliance with all covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financings as of March 31, 2019 and December 31, 2018.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Debt-to-equity ratio(1)	2.48x	2.36x
Total leverage ratio(2)	2.48x	2.36x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of March 31, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.4 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. We had no fixed rate loans outstanding as of March 31, 2019.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of March 31, 2019 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,732,962
Floating rate debt(1)(2)	(3,376,393)
Net floating rate exposure	$1,356,569

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes CMBS and CRE CLO investments and related liabilities.

(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2019 and December 31, 2018 (dollars in thousands):

	Three months ended,
	March 31, 2019			December 31, 2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,442,240	$74,845	6.7%	$4,114,869	$70,972	6.9%
Retained mezzanine loans	—	—	—	—	—	—
CMBS and CRE CLO investments	230,277	1,756	3.1%	75,013	701	3.7%
Core interest-earning assets	$4,672,517	$76,601	6.6%	$4,189,882	$71,673	6.8%

Interest-bearing liabilities:
Asset-specific financings(3)	$32,500	$445	5.5%	$45,640	$1,047	9.2%
Secured revolving repurchase agreements(4)	1,444,122	15,391	4.3%	1,184,392	17,234	5.8%
Collateralized loan obligations	1,329,813	15,345	4.6%	1,266,439	11,477	3.6%
Senior secured and secured credit agreements	411,559	7,318	7.1%	454,516	5,764	5.1%
Term loan facility	203,119	868	1.7%	38,087	54	0.6%
Total interest-bearing liabilities	$3,421,113	$39,367	4.6%	$2,989,074	$35,576	4.8%
Net interest income(5)		$37,234			$36,097

Other Interest-earning assets:
Cash equivalents	$89,885	$418	1.9%	$89,885	$335	1.5%
Accounts receivable from servicer/trustee	32,765	3	0.0%	32,765	3	0.0%
Total interest-earning assets	$4,795,167	$77,022	6.4%	$4,312,532	$72,011	6.7%

(1) Based on carrying value for loans, amortized cost for CMBS and CRE CLO investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2) Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3) Weighted average financing cost for the three months ended December 31, 2018 reflects significant borrowings that were repaid prior to period end.

(4) Secured revolving repurchase agreements interest expense for the three months ended December 31, 2018 includes the write off of deferred financing costs related to assets contributed to TRTX 2018-FL2 during the period.

(5) Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended,
	March 31, 2019			March 31, 2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,442,240	$74,845	6.7%	$3,394,314	$55,451	6.5%
Retained mezzanine loans(3)	—	—	—	63,577	3,175	20.0%
CMBS and CRE CLO investments	230,277	1,756	3.1%	106,828	739	2.8%
Core interest-earning assets	$4,672,517	$76,601	6.6%	$3,564,719	$59,365	6.7%

Interest-bearing liabilities:
Asset-specific financings	$32,500	$445	5.5%	$254,846	$3,905	6.1%
Secured revolving repurchase agreements	1,444,122	15,391	4.3%	1,683,247	18,411	4.4%
Collateralized loan obligations	1,329,813	15,345	4.6%	497,269	3,418	2.7%
Senior secured and secured credit agreements	411,559	7,318	7.1%	29,867	264	3.5%
Term loan facility	203,119	868	1.7%	—	—	0.0%
Total interest-bearing liabilities	$3,421,113	$39,367	4.6%	$2,465,229	$25,998	4.2%
Net interest income(4)		$37,234			$33,367

Other Interest-earning assets:
Cash equivalents	$89,885	$418	1.9%	$96,251	$271	1.1%
Accounts receivable from servicer/trustee	32,765	3	0.0%	500	—	0.0%
Total interest-earning assets	$4,795,167	$77,022	6.4%	$3,661,470	$59,636	6.5%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)	Retained mezzanine loans interest income for the three months ended March 31, 2018 includes minimum multiple payments related to the repayment of mezzanine loans during the period.
(4)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,		2019 vs 2018
	2019	2018	$
INTEREST INCOME
Interest Income	$76,601	$59,365	$17,236
Interest Expense	(39,367)	(25,998)	(13,369)
Net Interest Income	37,234	33,367	$3,867
OTHER REVENUE
Other Income, net	422	366	56
Total Other Revenue	422	366	56
OTHER EXPENSES
Professional Fees	679	899	(220)
General and Administrative	1,325	1,108	217
Servicing and Asset Management Fees	513	767	(254)
Management Fees	5,143	4,704	439
Incentive Management Fee	1,365	926	439
Total Other Expenses	9,025	8,404	621
Income Before Income Taxes	28,631	25,329	3,302
Income Tax Benefit (Expense)	(219)	(215)	(4)
Net Income	$28,412	$25,114	$3,298
Preferred Stock Dividends	(3)	(3)	—
Net Income Attributable to TPG RE Finance Trust, Inc.	$28,409	$25,111	$3,298
Basic Earnings per Common Share	$0.42	$0.42	—
Diluted Earnings per Common Share	$0.42	$0.42	—
Dividends Declared per Common Share	$0.43	$0.43	—
OTHER COMPREHENSIVE INCOME
Unrealized (Loss) Gain on Available-for-Sale Securities (Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities)	$106	$(214)	$320
Comprehensive Income	$28,518	$24,900	$3,618

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Net Interest Income

Net interest income increased $3.9 million, to $37.2 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to loan portfolio growth of $1.1 billion and a higher average LIBOR on the underlying loans partially offset by a decline in the weighted average credit spread to 389 basis points from 452 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $0.8 billion to fund loan portfolio growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 174 basis points from 204 basis points, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS and CRE CLO investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change in other revenue was primarily due to higher cash balances during the three months ended March 31, 2019.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in other expenses for the three months ended March 31, 2019 was primarily due to: (i) an increase in management fees to our Manager of $0.4 million due primarily to growth in the Company’s quarterly common stockholder’s equity base of $257.5 million due to our equity issuances in August 2018 and March 2019, and growth in Core Earnings and (ii) a decrease in general and administrative expenses, professional fees, and servicing and asset management fees in the aggregate of $0.2 million primarily as a result of a decline in servicing and asset management fees and professional fees during the three months ended March 31, 2019.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change in incentive compensation to our Manager was due to growth in Core Earnings subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Dividends Declared Per Share

During the three months ended March 31, 2019, we declared cash dividends of $0.43 per share, or $31.6 million. During the three months ended March 31, 2018, we declared cash dividends of $0.42 per share, or $25.3 million. The increase in cash dividends per share and cash dividends declared was primarily due to continued growth in our loan portfolio and net income.

Unrealized (Loss) Gain on CMBS and CRE CLO Investments

Other comprehensive (loss) income increased $0.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily related to fair value fluctuations of certain CMBS and CRE CLO investments and changes in the size and composition of our CMBS and CRE CLO investment portfolio, from the three months ended March 31, 2018.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, asset-specific financings, and non-consolidated senior interests. As of March 31, 2019, we had outstanding 73.2 million shares of our common stock and Class A common stock representing $1.4 billion of stockholders’ equity, and $3.6 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, which are set forth in the following table (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$55,431	$39,720
Secured revolving repurchase agreements	87,516	182,829
Senior secured and secured credit agreements	11,719	53,410
Term loan facility	5,861	275
Asset-specific financings	—	—
Total	$160,527	$276,234

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

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.6 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, $640.7 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2019 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$640,709	$155,694	$379,700	$105,315	$—
Secured debt agreements—principal(2)	3,636,579	1,859,113	1,777,466	—	—
Secured debt agreements—interest(2)	174,334	108,184	63,340	2,810	—
Total(3)	$4,451,622	$2,122,991	$2,220,506	$108,125	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of March 31, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the capital markets to raise cash to fund new investments or the repayment of indebtedness; (v) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2018-FL1 or TRTX 2018-FL2, as a method of financing; (vi) term loans with private lenders; and/or (vii) selling loan or CMBS and CRE CLO investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities	$26,033	$23,454
Cash flows used in investing activities	(590,071)	(480,890)
Cash flows provided by financing activities	579,149	456,481
Net (decrease) in cash, cash equivalents, and restricted cash	$15,111	$(955)

We experienced a net increase in cash, cash equivalents, and restricted cash of $15.1 million for the three months ended March 31, 2019, compared to a net decrease of $1.0 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, cash flows provided by operating activities totaled $26.0 million related primarily to net interest income, cash flows used in investing activities totaled $590.1 million due primarily to loan originations and CRE CLO investment purchases, and cash flows provided by financing activities totaled $579.1 million due primarily to proceeds from our equity issuance and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new loans and purchase CRE CLO investments totaling $892.3 million during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Corporate Activities

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock, $0.001 par value per share, pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

Common Stock Issuance

On March 19, 2019, the Company completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, for net proceeds of $118.8 million, after underwriting discounts and reimbursement by the Manager of $0.3 million of offering costs. The Company intends to use the net proceeds from the offering to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines.

Pursuant to the terms of the underwriting agreement that we entered into with Morgan Stanley & Co. LLC, as representative of the underwriters, on April 12, 2019, the underwriters exercised in full their option to purchase 900,000 additional shares of our common stock (the “Option Shares”). As a result, and pursuant to the terms of the underwriting agreement, we issued and sold 900,000 Option Shares to the underwriters on April 16, 2019 and generated additional net proceeds, before transaction expenses, of approximately $17.4 million.

Dividends

On March 19, 2019, we declared a cash dividend for the first quarter of 2019, to holders of record of our common stock and Class A common stock as of March 29, 2019, in the amount of $0.43 per share of common stock and Class A common stock, or $31.6 million in the aggregate, which dividend was paid on April 25, 2019.

10b5-1 Purchase Plan

During the three months ended March 31, 2019, the Company repurchased 2,324 shares of common stock, at a weighted average price of $18.27 per share, for total consideration (including commissions and related fees) of $0.04 million. The 10b5-1 Purchase Plan expired by its terms on February 28, 2019.

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

Subsequent Events

The following events occurred subsequent to quarter end:

Investment Activity

From April 1, 2019 through April 29, 2019, the Company has closed, or is in the process of closing, six first mortgage loans with a total loan commitment amount of $613.7 million. In addition, the Company purchased six floating rate CRE CLO investments for $98.9 million which have a weighted average coupon of LIBOR plus 2.4%. These investments will be funded with a combination of cash-on-hand and borrowings.

Senior Mortgage Loan Repayments

From April 1, 2019 through April 29, 2019, the Company received full loan repayments related to one of its first mortgage loans with a total loan commitment and unpaid principal balance of $63.2 million and $57.3 million, respectively. The risk rating for the loan that was repaid was 3 as of March 31, 2019.

Common Stock Offering Option Exercise

On April 12, 2019, Morgan Stanley & Co. LLC, as representative of the underwriters, exercised in full the underwriters’ option to purchase 900,000 additional shares of common stock. As a result, and pursuant to the terms of the underwriting agreement, the Company issued and sold 900,000 additional shares of common stock to the underwriters on April 16, 2019, generating additional net proceeds, before transaction expenses, of approximately $17.4 million from the issuance and sale of such shares.

Cash Dividend

On April 25, 2019, we paid a cash dividend on our common stock and Class A common stock of $0.43 per share, or $31.6 million, to stockholders of record as of March 29, 2019.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS and CRE CLO investments, on a loan-by-loan basis as of March 31, 2019 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/07/18	$223.0	$167.1	$165.2	L +3.4%	L +3.6%	Floating	8/9/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
2	Senior Loan	12/19/18	210.0	131.9	130.1	L +3.6%	L +4.0%	Floating	1/9/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
3	Senior Loan	12/21/18	206.5	175.9	175.9	L +2.9%	L +3.2%	Floating	1/9/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		3
4	Senior Loan	06/28/18	190.0	180.2	180.2	L +2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
5	Senior Loan	04/28/17	188.0	142.0	141.6	L +4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed-Use	Bridge	$292 Sq ft	60.7%	(10)	2
6	Senior Loan	10/12/17	180.0	173.4	172.9	L +3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
7	Senior Loan	09/29/17	173.3	159.9	159.0	L +4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
8	Senior Loan	02/14/18	165.0	157.1	156.6	L +3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
9	Senior Loan	09/28/18	160.0	135.5	135.5	L +2.8%	L +3.0%	Floating	10/9/23	Houston, TX	Mixed-Use	Light Transitional	$297 Sq ft	61.9%		3
10	Senior Loan	06/27/18	149.0	149.0	148.3	L +3.3%	L +3.5%	Floating	7/9/23	San Diego, CA	Office	Light Transitional	$474 Sq ft	71.4%		2
11	Senior Loan	12/16/16	141.6	100.1	99.7	L +4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$398 Sq ft	47.7%		4
12	Senior Loan	08/10/17	125.9	116.6	116.4	L +4.8%	L +5.0%	Floating	9/9/22	Cliffside, NJ	Multifamily	Bridge	$400,828 Unit	51.0%		3
13	Senior Loan	08/22/17	121.6	100.1	100.0	L +4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		3
14	Senior Loan	02/13/18	112.0	112.0	111.3	L +3.5%	L +3.8%	Floating	3/9/23	Chicago, IL	Mixed-Use	Bridge	$226 Sq ft	78.4%		2
15	Senior Loan	03/28/19	112.0	112.0	110.9	L +6.8%	L +7.8%	Floating	10/9/21	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%		3
16	Senior Loan	07/21/17	106.6	90.0	89.5	L +4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
17	Senior Loan	12/20/18	105.9	84.3	84.3	L +3.3%	L +3.4%	Floating	1/9/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
18	Senior Loan	09/27/18	95.7	90.5	90.0	L +4.7%	L +4.9%	Floating	10/1/20	Dallas, TX	Condominium	Light Transitional	$399 Sq ft	55.6%		2
19	Senior Loan	07/24/17	93.5	89.6	89.4	L +3.3%	L +3.7%	Floating	8/9/22	Phoenix, AZ	Mixed-Use	Bridge	$148 Sq ft	64.0%		2
20	Senior Loan	02/27/18	90.0	77.6	77.1	L +4.8%	L +5.1%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%		3
21	Senior Loan	10/14/15	90.0	90.0	90.0	L +3.9%	L +4.3%	Floating	10/14/19	Brooklyn, NY	Mixed-Use	Light Transitional	$359 Sq ft	58.2%		3
22	Senior Loan	09/29/17	89.5	80.1	79.9	L +3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
23	Senior Loan	03/27/19	88.2	87.7	86.8	L +3.5%	L +3.8%	Floating	4/9/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
24	Senior Loan	03/28/19	88.1	66.8	66.4	L +3.7%	L +3.9%	Floating	4/9/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		3
25	Senior Loan	02/01/17	85.0	85.0	84.7	L +4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
26	Senior Loan	06/13/17	84.4	83.5	83.2	L +3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
27	Senior Loan	03/07/19	81.3	81.3	81.3	L +3.1%	L +3.4%	Floating	3/9/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
28	Senior Loan	12/15/17	79.0	79.0	78.9	L +5.3%	L +5.6%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,164 Unit	59.6%		2
29	Senior Loan	06/06/18	76.4	76.4	76.2	L +3.2%	L +3.5%	Floating	6/9/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%		2
30	Senior Loan	03/29/18	75.0	71.5	71.5	L +3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$154 Sq ft	72.3%		3
31	Senior Loan	12/20/17	67.6	49.6	49.2	L +4.0%	L +4.3%	Floating	1/9/23	Arlington, VA	Office	Moderate Transitional	$194 Sq ft	51.7%		2
32	Senior Loan	11/29/18	67.5	44.0	43.7	L +3.3%	L +3.5%	Floating	12/9/23	Brooklyn, NY	Multifamily	Moderate Transitional	$228,814 Unit	58.0%		3
33	Senior Loan	09/20/17	64.9	59.6	59.2	L +4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%		3

34	Senior Loan	03/01/16	63.2	57.3	57.3	L +4.9%		L +5.1%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$284 Sq ft	54.1%	3
35	Senior Loan	11/16/17	63.0	63.0	62.8	L +3.4%		L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%	3
36	Senior Loan	03/01/16	61.1	55.7	55.7	L +5.1%		L +5.3%	Floating	3/1/21	Long Island City, NY	Office	Moderate Transitional	$473 Sq ft	67.9%	3
37	Senior Loan	06/20/18	61.0	52.5	52.5	L +3.0%		L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
38	Senior Loan	01/08/19	60.2	28.3	27.7	L +3.8%		L +4.3%	Floating	2/9/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	3
39	Senior Loan	01/09/19	60.0	60.0	59.7	L +3.4%		L +3.6%	Floating	1/9/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	3
40	Senior Loan	08/13/18	59.0	54.1	53.9	L +3.7%		L +4.1%	Floating	9/9/22	Parma, OH	Retail	Light Transitional	$79 Sq ft	55.3%	3
41	Senior Loan	08/06/18	55.0	49.5	49.1	L +6.0%		L +6.3%	Floating	8/9/23	Boston, MA	Mixed-Use	Light Transitional	$529 Sq ft	53.1%	3
42	Senior Loan	09/20/18	54.5	52.7	52.3	L +3.9%		L +4.1%	Floating	10/9/23	Columbus, OH	Multifamily	Bridge	$110,677 Unit	72.3%	3
43	Senior Loan	01/23/18	54.2	50.5	50.3	L +3.4%		L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%	2
44	Senior Loan	01/22/19	54.0	48.8	48.8	L +3.4%		L +3.6%	Floating	2/9/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
45	Senior Loan	06/15/18	53.4	31.2	30.9	L +3.1%		L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$512 Sq ft	72.4%	3
46	Senior Loan	12/20/17	51.0	51.0	50.7	L +4.0%		L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
47	Senior Loan	06/15/18	49.8	41.4	41.2	L +3.7%		L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
48	Senior Loan	09/13/16	48.5	46.0	45.9	L +4.3%		L +4.5%	Floating	9/13/21	Calistoga, CA	Hotel	Bridge	$544,944 Unit	51.4%	2
49	Senior Loan	03/29/19	48.5	39.5	39.0	L +3.2%		L +3.5%	Floating	4/9/24	Various, VA	Multifamily	Moderate Transitional	$66,989 Unit	58.2%	3
50	Senior Loan	03/30/18	46.5	41.5	41.2	L +3.7%		L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$161 Sq ft	57.9%	3
51	Senior Loan	03/21/17	45.0	45.0	44.8	L +5.3%		L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%	3
52	Senior Loan	01/28/19	43.1	37.7	37.3	L +3.0%		L +3.2%	Floating	2/9/24	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
53	Senior Loan	03/07/19	39.2	32.4	32.0	L +3.8%		L +4.2%	Floating	3/9/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	3
54	Senior Loan	03/11/19	39.0	39.0	39.0	L +3.4%		L +3.6%	Floating	4/9/24	Miami, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
55	Senior Loan	01/04/18	36.0	26.1	25.8	L +3.4%		L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	3
56	Senior Loan	12/21/18	33.8	27.5	27.2	L +3.2%		L +3.5%	Floating	1/9/24	Loma Linda, CA	Mixed-Use	Bridge	$72 Sq ft	48.3%	3
57	Senior Loan	05/27/18	33.0	30.6	30.3	L +3.7%		L +3.9%	Floating	6/9/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	3
58	Senior Loan	10/11/16	32.0	32.0	31.9	L +5.9%		L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	3
59	Senior Loan	08/28/18	32.0	29.2	29.0	L +3.9%		L +4.1%	Floating	9/9/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit	71.9%	3
60	Senior Loan	11/17/17	28.0	28.0	27.9	L +5.3%		L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%	2
61	Senior Loan	11/17/17	26.0	26.0	25.9	L +5.3%		L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%	3
62	Senior Loan	06/14/17	23.1	23.1	23.0	L +4.9%		L +5.3%	Floating	7/9/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
63	Senior Loan	11/16/16	14.0	14.0	14.0	L +4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$755 Sq ft	49.8%	4
64	Senior Loan	11/16/16	10.6	10.6	10.6	L +4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$908 Sq ft	43.3%	4
65	Senior Loan	11/16/16	6.4	6.4	6.4	L +4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$810 Sq ft	40.7%	4
66	Senior Loan	11/16/16	3.1	3.1	3.1	L +4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$645 Sq ft	46.6%	4
Total / Weighted Average(9)			$5,373.7	$4,733.0	$4,712.1	L +3.9%	(9)	L +4.2%		3.8 yrs					64.2%	2.8

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 63, 64, 65, and 66 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2019 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2019, based on unpaid principal balance, 70.7% of our loans were subject to yield maintenance or other prepayment restrictions and 29.3% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of March 31, 2019 for the loans, all of which are floating rate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income. As of March 31, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of March 31, 2019, we had no loans that earned a fixed rate of interest.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following March 31, 2019, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$4,732,962		Interest income	$11,832	$(10,799)	$23,665	$(21,087)
(3,376,393)	(2)	Interest expense	(8,441)	8,441	(16,882)	16,882
$1,356,569		Total change in net interest income	$3,391	$(2,358)	$6,783	$(4,205)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS and CRE CLO investments and related liabilities.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading Item 1A - “Risk Factors” previously disclosed under Item 1A of our Form 10-K filed with the SEC on February 26, 2019. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our Form 10-K filed with the SEC on February 26, 2019, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Purchase Plan during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2019 to January 31, 2019	2,324	$18.27	2,324	$12,033,577
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Totals / Averages	2,324	$—	2,324	$—

(1)

In July 2017, the Company announced an agreement pursuant to which Goldman Sachs & Co. LLC, as our agent, would buy in the open market up to $35.0 million in shares of our common stock in the aggregate during the period beginning on or about August 21, 2017 and ending 12 months thereafter or, if sooner, the date on which all the capital committed has been exhausted. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan. No other changes to the terms of the 10b5-1 Purchase Plan were authorized. Under the amended 10b5-1 Purchase Plan, the repurchase period was extended to February 28, 2019 or, if sooner, the date on which all the capital committed to the 10b5-1 Purchase Plan has been exhausted. The 10b5-1 Purchase Plan expired by its terms on February 28, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.

10.2	Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2019	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)