Form 10-Q
period 2019-06-30
TPG RE Finance Trust, Inc.
filed 2019-07-29
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019.

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

(212) 601-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRTX	New York Stock Exchange

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

As of July 26, 2019, there were 72,943,213 shares of the registrant’s common stock, $0.001 par value per share, and 1,143,313 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS(1)
Cash and Cash Equivalents	$70,042	$39,720
Restricted Cash	450	1,000
Accounts Receivable	42	38
Accounts Receivable from Servicer/Trustee	213,410	96,464
Accrued Interest Receivable	30,923	20,731
Loans Held for Investment, net (includes $2,807,240 and $2,219,574 pledged as collateral under secured revolving repurchase and secured credit agreements)	4,830,235	4,293,787
Investment in Available-for-Sale Debt Securities (includes $641,426 and $36,307 pledged as collateral under secured revolving repurchase agreements)	679,178	74,381
Other Assets, Net	354	669
Total Assets	$5,824,634	$4,526,790
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$9,604	$6,146
Accrued Expenses	6,084	8,151
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $9,823 and $10,448)	2,749,126	1,494,078
Collateralized Loan Obligations (net of deferred financing costs of $7,945 and $12,447)	1,179,464	1,509,930
Term Loan Facility (net of deferred financing costs of $1,023 and $758)	266,638	113,504
Asset-Specific Financings (net of deferred financing costs of $564 and $129)	108,936	32,371
Payable to Affiliates	7,649	5,996
Deferred Revenue	391	463
Dividends Payable	31,985	28,981
Total Liabilities	4,359,877	3,199,620
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 0 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 300,000,000 shares authorized; 72,996,096 and 66,020,387 shares issued and outstanding, respectively)	73	67
Class A Common Stock ($0.001 par value per share; 2,500,000 shares authorized; 1,143,313 shares issued and outstanding)	1	1
Additional Paid-in-Capital	1,492,670	1,355,002
Accumulated Deficit	(29,220)	(25,915)
Accumulated Other Comprehensive Gain (Loss)	1,233	(1,985)
Total Stockholders' Equity	1,464,757	1,327,170
Total Liabilities and Stockholders' Equity	$5,824,634	$4,526,790

(1)

The Company’s consolidated Total Assets and Total Liabilities at June 30, 2019 include assets and liabilities of variable interest entities (“VIEs”) of $1.6 billion and $1.2 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2018 include assets and liabilities of VIEs of $1.9 billion and $1.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest Income	$88,254	$64,693	$164,855	$124,058
Interest Expense	(46,426)	(30,154)	(85,793)	(56,152)
Net Interest Income	41,828	34,539	79,062	67,906
OTHER REVENUE
Other Income, net	412	509	834	875
Total Other Revenue	412	509	834	875
OTHER EXPENSES
Professional Fees	593	855	1,272	1,754
General and Administrative	1,674	1,089	2,999	2,197
Servicing and Asset Management Fees	431	767	944	1,534
Management Fee	5,323	4,763	10,466	9,467
Incentive Management Fee	2,048	1,146	3,413	2,072
Total Other Expenses	10,069	8,620	19,094	17,024
Income Before Income Taxes	32,171	26,428	60,802	51,757
Income Tax (Expense) Income, net	(202)	10	(421)	(205)
Net Income	$31,969	$26,438	$60,381	$51,552
Preferred Stock Dividends	(4)	—	(7)	(3)
Net Income Attributable to TPG RE Finance Trust, Inc.	$31,965	$26,438	$60,374	$51,549
Basic Earnings per Common Share	$0.43	$0.44	$0.85	$0.86
Diluted Earnings per Common Share	$0.43	$0.44	$0.85	$0.86
Weighted Average Number of Common Shares Outstanding
Basic:	73,963,337	60,175,373	71,144,696	60,283,992
Diluted:	73,963,337	60,175,373	71,144,696	60,283,992
OTHER COMPREHENSIVE INCOME
Net Income	$31,969	$26,438	$60,381	$51,552
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	3,112	(1,424)	3,218	(1,638)
Comprehensive Net Income	$35,081	$25,014	$63,599	$49,914

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2019	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125
Equity Issuance and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)
Amortization of Share Based Compensation	—	—	—	—	—	—	633	—	—	633
Net Income	—	—	—	—	—	—	—	28,412	—	28,412
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)
March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549
Issuance of Common Stock	—	—	978,033	—	—	—	17,432	—	—	17,432
Equity Issuance and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(197)	—	—	(197)
Amortization of Share Based Compensation	—	—	—	—	—	—	881	—	—	881
Net Income	—	—	—	—	—	—	—	31,969	—	31,969
Other Comprehensive Income	—	—	—	—	—	—	—	—	3,112	3,112
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4)	—	(4)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,494)	—	(31,494)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(491)	—	(491)
June 30, 2019	125	$—	72,996,096	$73	1,143,313	$1	$1,492,670	$(29,220)	$1,233	$1,464,757

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2018	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Conversions of Class A Common Stock to Common Stock	—	—	24,071	—	(24,071)	—	—	—	—	—
Repurchases of Common Stock	—	—	(443,570)	—	—	—	(9)	(8,351)	—	(8,360)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)		—	(125)
Amortization of Share Based Compensation	—	—	—	—	—	—	177	—	—	177
Net Income	—	—	—	—	—	—	—	25,114	—	25,114
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(214)	(214)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.42)	—	—	—	—	—	—	—	(24,822)	—	(24,822)
Dividends on Class A Common Stock (Dividends declared per Share of $0.42)	—	—	—	—	—	—	—	(485)	—	(485)
March 31, 2018	—	$—	59,020,613	$60	1,154,547	$1	$1,216,155	$(23,355)	$(248)	$1,192,613
Issuance of Common Stock	—	—	19,352	—	—	—	—	—	—	—
Amortization of Share Based Compensation	—	—	—	—	—	—	197	—	—	197
Net Income	—	—	—	—	—	—	—	26,438	—	26,438
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,424)	(1,424)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(25,415)	—	(25,415)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(496)	—	(496)
June 30, 2018	—	$—	59,039,965	$60	1,154,547	$1	$1,216,352	$(22,828)	$(1,672)	$1,191,913

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$60,381	$51,552
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(7,898)	(8,911)
Amortization of Deferred Financing Costs	9,393	7,900
Stock Compensation Expense	1,514	374
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	(4)	104
Accrued Interest Receivable	(12,224)	(1,500)
Accrued Expenses	(3,525)	1,165
Accrued Interest Payable	3,458	77
Payable to Affiliates	1,653	960
Deferred Fee Income	(72)	204
Other Assets	315	234
Net Cash Provided by Operating Activities	52,991	52,159
Cash Flows from Investing Activities:
Origination and Acquisition of Loans Held for Investment	(1,133,817)	(1,040,793)
Advances on Loans Held for Investment	(117,131)	(150,769)
Principal Repayments of Loans Held for Investment	608,338	534,580
Purchase of Available-for-Sale Debt Securities	(632,267)	(143,643)
Principal Repayments of Available-for-Sale Debt Securities	6,641	4,536
Net Cash (Used in) Investing Activities	(1,268,236)	(796,089)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(311,672)	—
Proceeds from Collateralized Loan Obligations	—	745,904
Payments on Secured Financing Agreements	(812,429)	(1,037,666)
Proceeds from Secured Financing Agreements	2,297,147	1,073,518
Payment of Deferred Financing Costs	(3,817)	(13,361)
Payments to Redeem Series A Preferred Stock	—	(125)
Payments to Repurchase Common Stock	(42)	(8,360)
Proceeds from Issuance of Preferred Stock	125	—
Proceeds from Issuance of Common Stock	136,532	—
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(188)	—
Dividends Paid on Common Stock	(59,649)	(47,442)
Dividends Paid on Class A Common Stock	(983)	(933)
Dividends Paid on Preferred Stock	(7)	(3)
Net Cash Provided by Financing Activities	1,245,017	711,532
Net Change in Cash, Cash Equivalents, and Restricted Cash	29,772	(32,398)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,720	75,737
Cash, Cash Equivalents and Restricted Cash at End of Period	$70,492	$43,339
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$72,942	$48,175
Taxes Paid	368	205
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, net	208,697	36,435
Principal Repayments of Available-for-Sale Debt Securities Held by Servicer/Trustee, net	960	105
Proceeds from Secured Financing Agreements Held by Trustee	103	—
Dividends Declared, not paid	31,985	25,911
Accrued Equity Issuance and Equity Distribution Agreement Transaction Costs	309	78
Accrued Deferred Financing Costs	1,148	1,177
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	3,218	(1,638)

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States and commercial real estate debt securities, including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLO”). As of June 30, 2019, and December 31, 2018, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

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

During the six months ended June 30, 2019 and the year end December 31, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

The Company evaluates each loan classified as a loan held for investment for impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, a loan loss allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral securing the impaired loan, less estimated costs to sell such collateral, if recovery of the Company’s investment is expected solely from the sale of such collateral. As part of the quarterly impairment review, the Company evaluates the risk of each loan and assigns a risk rating based on a variety of factors, grouped as follows to include, among other factors: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) ratio and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geographic, property-type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2019, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer, and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

As of December 31, 2018, the Company revised its “Note Payable” naming convention in its consolidated balance sheet to “Asset-Specific Financings”. No amounts reported in prior periods were reclassified between financial statement line items and there was no impact to the Company’s consolidated financial statements resulting from this naming convention change during the current fiscal year.

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

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight line basis when it approximates the interest method, over the shorter of the initial maturity of the obligation or financing arrangement.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2019 and December 31, 2018. The balances in these accounts may exceed the insured limits.

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

During the three months ended June 30, 2019, the Company originated or acquired eight loans with a total commitment of approximately $755.0 million (including a non-consolidated senior interest of $132.0 million), an initial unpaid principal balance of $507.8 million, and unfunded commitments at closing of $115.2 million. For the six months ended June 30, 2019, the Company originated or acquired 19 loans with a total commitment of approximately $1.5 billion (including a non-consolidated senior interest of $132.0 million), initial unpaid principal balance of $1.1 billion, and unfunded commitments at closing of $195.7 million. The following tables present an overview of the loan investment portfolio as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,844,228	$(18,644)	$4,825,584
Subordinated and mezzanine loans	5,000	(349)	4,651
Subtotal before allowance	4,849,228	(18,993)	4,830,235
Allowance for loan losses	—	—	—
Total	$4,849,228	$(18,993)	$4,830,235

	December 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,313,591	$(19,804)	$4,293,787
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,313,591	(19,804)	4,293,787
Allowance for loan losses	—	—	—
Total	$4,313,591	$(19,804)	$4,293,787

For the six months ended June 30, 2019, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2018	$4,293,787
Additions during the period:
Loans originated and acquired	1,133,817
Additional fundings	117,131
Amortization of discount and origination fees	7,902
Deductions during the period:
Collection of principal	(722,402)
Balance at June 30, 2019	$4,830,235

During the three months ended June 30, 2019, the Company co-originated a $167.0 million construction loan, of which $132.0 million is accounted for as a non-consolidated senior interest. At closing, the Company retained a mezzanine loan investment with a total loan commitment of $35.0 million, an initial unpaid principal balance of $5.0 million, and an interest rate of LIBOR plus 10.3%.

At June 30, 2019 and December 31, 2018, there was no unamortized loan discount or premium included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Value
Rating	June 30, 2019	December 31, 2018
1	$—	$29,923
2	1,073,740	959,314
3	3,420,107	3,099,401
4	336,388	205,149
5	—	—
Totals	$4,830,235	$4,293,787

Weighted Average Risk Rating(1)	2.8	2.8

(1)	Weighted Average Risk Rating calculated based on carrying value at period end.

The weighted average risk rating at June 30, 2019 was 2.8, which was unchanged from the weighted average risk rating at December 31, 2018. During the three months ended June 30, 2019, two loans were moved from the Company’s Category 3 risk rating into its Category 2 risk rating, resulting from recent improvements in the operating performance of the underlying collateral. Additionally, during the three months ended June 30, 2019, the Company moved one loan from its Category 2 risk rating into its Category 3 risk rating, and three loans from its Category 3 risk rating into its Category 4 risk rating, based in three instances on a decline in operating performance of the underlying collateral during the current period, and in one instance due to recently enacted changes in New York City rent regulation whose impact on collateral performance is currently uncertain.

At June 30, 2019 and December 31, 2018, there were no loans on non-accrual status or that were impaired; thus, the Company did not record any allowance for loan losses.

(4) Available-for-Sale Debt Securities

During the three months ended June 30, 2019, the Company purchased for short-term cash management and investment purposes 17 CRE CLO investments for an aggregate purchase price of $368.2 million. The purchased CRE CLO investments consist of floating rate debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 1.9%. For the six months ended June 30, 2019, the Company purchased 27 CRE CLO investments for an aggregate purchase price of $602.4 million which, in the aggregate, have a weighted average coupon of LIBOR plus 2.0%. The CRE CLO investments purchased during the current year consist solely of floating rate investment grade debt securities.

As of June 30, 2019 and December 31, 2018, the Company had 31 and four CMBS and CRE CLO investments, respectively, designated as available-for-sale debt securities. Details of the carrying and fair values of the Company’s CMBS and CRE CLO investment portfolio are as follows (dollars in thousands):

	June 30, 2019
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Gain (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$677,800	$145	$1,233	$679,178

	December 31, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$76,404	$(38)	$(1,985)	$74,381

CMBS and CRE CLO investment fair values are considered Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CMBS and CRE CLO investment fair values are based upon multiple market, broker, and counterparty or pricing services quotations, which provide valuation estimates, based upon reasonable market order indications. The Company reviews the fair value quotations, which are subject to significant variability based on market conditions such as interest rates, credit spreads and market liquidity, for reasonableness and consistency.

The Company’s CMBS and CRE CLO investments have a weighted average contractual maturity, based on estimated fair value, of 16.4 years. The amortized cost and estimated fair value of the Company’s available-for-sale CMBS and CRE CLO investments by contractual maturity are shown in the following table (dollars in thousands):

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Maturity Date
Within five years	$37,834	$37,752
After five years	640,111	641,426
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$677,945	$679,178

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$37,929	$38,076
After five years	38,436	36,305
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$76,365	$74,381

As of June 30, 2019, four of the Company’s CMBS and CLO investment holdings were in an unrealized loss position. During the six months ended June 30, 2019 and year ended December 31, 2018, these CMBS and CLO investments traded at, or near, their carrying values, and interest and principal payments are current. Additionally, as of June 30, 2019, substantially all of the unrealized loss position relates to CMBS investments issued by a government sponsored enterprise. Currently, all of the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

(5) Variable Interest Entities and Collateralized Loan Obligations

On November 29, 2018 (the “FL2 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2018-FL2”) through its wholly-owned subsidiaries TRTX 2018-FL2 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL2 Issuer”), and TRTX 2018-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL2 Co-Issuer” and together with the FL2 Issuer, the “FL2 Issuers”). On the FL2 Closing Date, FL2 Issuer issued $872.6 million principal amount of notes (the “FL2 Notes”). The FL2 Co-Issuer co-issued $795.1 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL2 Notes, the FL2 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL2 Preferred Shares” and, together with the FL2 Notes, the “FL2 Securities”), to TRTX 2018-FL2 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL2 Retention Holder”). Through FL2 Retention Holder, the Sub-REIT retained ownership of $205.0 million of FL2 Notes issued and FL2 Preferred Shares. Additionally, the Company currently holds as an investment $19.7 million (principal amount) of FL2 Notes, all of which were purchased during the three months ended March 31, 2019.

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

For the three months ended June 30, 2019, the Company utilized the reinvestment feature twice, contributing FL2 Additional Interests of $69.5 million, and receiving net cash proceeds of $17.1 million, after the repayment of $52.4 million of existing borrowings, including accrued interest, secured by the FL2 Additional Interests. For the six months ended June 30, 2019, the Company utilized the reinvestment feature four times, contributing FL2 Additional Interests of $101.3 million, and receiving net cash proceeds of $23.5 million, after the repayment of $77.8 million of existing borrowings, including accrued interest, secured by the FL2 Additional Interests.

The Company incurred approximately $8.7 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL2 Notes, or the FL2 Notes. As of June 30, 2019, the Company’s unamortized issuance costs were $7.3 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and six months ended June 30, 2019, interest expense (excluding amortization of deferred financing costs) of $7.6 million and $15.3 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

As of June 30, 2019, FL2 Mortgage Assets represented 18.4% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $892.3 million.

On February 14, 2018 (the “FL1 Closing Date”), the Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL1”) through its wholly-owned subsidiaries TPG Real Estate Finance 2018-FL1 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL1 Issuer”), and TPG RE Finance Trust 2018-FL1 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL1 Co-Issuer” and together with the FL1 Issuer, the “FL1 Issuers”). On the FL1 Closing Date, FL1 Issuer issued $820.5 million principal amount of notes (the “FL1 Notes”). The FL1 Co-Issuer co-issued $745.9 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL1 Notes, the FL1 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL1 Preferred Shares” and, together with the FL1 Notes, the “FL1 Securities”), to TPG RE Finance Trust 2018-FL1 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL1 Retention Holder”). Through FL1 Retention Holder, the Sub-REIT retained ownership of $186.5 million of the FL1 Notes issued and FL1 Preferred Shares. Additionally, the Company currently holds as an investment $8.5 million (principal amount) of FL1 Notes, of which $9.9 million were purchased during the three months ended March 31, 2019.

Proceeds from the issuance of the FL1 Securities were used by the FL1 Issuers to purchase one commercial real estate whole loan (the “FL1 Whole Loan”) and 25 fully-funded pari passu participations (the “FL1 Pari Passu Participations,” and, together with the FL1 Whole Loan and the FL1 Contributed Companion Participation Interests (as defined below), the “FL1 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL1 Mortgage Assets were purchased by the FL1 Issuer from TPG RE Finance Trust CLO Loan Seller, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and an affiliate of the FL1 Issuers. TRTX 2018-FL1 contains a replenishment feature that, subject to certain limitations, allowed the Company to contribute companion participation interests (“FL1 Contributed Companion Participation Interests”) in loans in which TRTX 2018-FL1 already owned an interest in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. As of June 30, 2019, the replenishment feature was fully utilized. Approximately 66.2%, or $325.5 million, of TRTX 2018-FL1 Class A Notes have repaid since the FL1 Closing Date.

The Company incurred approximately $9.8 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL1 Notes, or the FL1 Notes. As of June 30, 2019, the Company’s unamortized issuance costs were $0.6 million.

Interest expense on the outstanding FL1 Notes is payable monthly. For the three and six months ended June 30, 2019, interest expense (excluding amortization of deferred financing costs) of $4.5 million and $9.9 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

As of June 30, 2019, FL1 Mortgage Assets represent 10.5% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $509.5 million.

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

The Company’s total assets and total liabilities as of June 30, 2019 and December 31, 2018 included the following VIE assets and liabilities of TRTX 2018-FL2 and TRTX 2018-FL1 (dollars in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Cash and Cash Equivalents	$6,013	$3,896
Accounts Receivable from Servicer/Trustee	205,236	94,763
Accrued Interest Receivable	3,975	3,672
Loans Held for Investment	1,401,841	1,824,281
Total Assets	$1,617,065	$1,926,612
LIABILITIES
Accrued Interest Payable	$(2,074)	$(2,637)
Accrued Expenses	(619)	(668)
Collateralized Loan Obligations	(1,207,620)	(1,514,790)
Total Liabilities	$(1,210,313)	$(1,518,095)

The following table outlines TRTX 2018-FL2 and TRTX 2018-FL1 loan collateral and borrowings under the TRTX 2018-FL2 and TRTX 2018-FL1 collateralized loan obligations as of June 30, 2019 and December 31, 2018 (dollars in thousands):

June 30, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,401,841	$1,401,841	$(1,215,565)	$(1,207,620)

December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,824,281	$1,824,281	$(1,527,237)	$(1,514,790)

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

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, Term Loan Facility, and Asset-Specific Financing

At June 30, 2019 and December 31, 2018, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility and asset-specific financings for certain of the Company’s originated loans. In general, these financing arrangements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financing as of June 30, 2019 and December 31, 2018. Except as otherwise noted, all agreements are on a non-recourse basis (dollars in thousands):

June 30, 2019
Asset-specific Financing	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
BMO Harris Bank(1)	04/09/20	1 Month LIBOR	2.7%	5.0%	$32,500	—	$32,500	$45,000
Institutional Lender	10/09/20	1 Month LIBOR	4.2	6.5	77,000	—	77,000	112,000
Subtotal					$109,500	—	$109,500	$157,000

Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/19	1 Month LIBOR	2.1%	4.5%	$750,000	$315,565	$434,435	$661,876
Wells Fargo(1)	04/18/22	1 Month LIBOR	1.7	4.1	750,000	177,934	572,066	771,022
Morgan Stanley(1)	05/04/20	1 Month LIBOR	2.1	4.5	500,000	208,719	291,281	379,106
JP Morgan(1)	08/20/21	1 Month LIBOR	2.1	4.5	400,000	233,179	166,821	222,348
US Bank(1)	10/09/21	1 Month LIBOR	1.7	4.1	233,883	17,243	216,640	274,051
Goldman Sachs (CMBS and CRE CLO)(2)	07/05/19	1 Month OIS	0.8	3.2	60,555	—	60,555	70,433
JP Morgan (CMBS and CRE CLO)(2)	07/10/19	1 Month LIBOR	0.9	3.3	400,856	—	400,856	458,635
Wells Fargo (CMBS and CRE CLO)(2)	07/22/19	1 Month LIBOR	1.0	3.4	117,178	—	117,178	137,322
Royal Bank of Canada (CMBS and CRE CLO)(2)	N/A	N/A	N/A	N/A	—	—	—	—
Subtotal					$3,212,472	$952,640	$2,259,832	$2,974,793

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month LIBOR	1.8%	4.2%	$500,000	$89,563	410,437	514,714
Citibank(3)	07/12/20	1 Month LIBOR	2.3	4.6	160,000	71,320	88,680	132,400
Subtotal					$660,000	$160,883	$499,117	$647,114

Total					$3,981,972	$1,113,523	$2,868,449	$3,778,907

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to June 30, 2019. All of the financing arrangements were extended subsequent to period end.

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
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under the secured credit agreement with a guarantee for 100% recourse.

Asset-Specific Financings

As of June 30, 2019 and December 31, 2018, the Company had two and one asset-specific financing arrangements, respectively, to finance certain of its lending activities.

On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances.

The BMO Harris asset-specific financing allows for additional advances up to a specified cap and is secured by one loan held for investment. Holdco has delivered a payment guarantee in favor of BMO Harris, the lender, as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question.

The BMO Harris asset-specific financing at June 30, 2019 and December 31, 2018 is guaranteed by Holdco, and the agreement includes guarantor covenants regarding liquid assets and net worth requirements. The Company was in compliance with all covenants as of June 30, 2019 and December 31, 2018.

Secured Revolving Repurchase Agreements

The Company frequently utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans, and CMBS and CRE CLO investments. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans, CMBS and CRE CLO investments to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CMBS and CRE CLO investments and remits to the Company only the net after collecting its interest and other fees. The loan and CMBS and CRE CLO investments related secured revolving repurchase agreements are 25% and 100% recourse to Holdco, respectively.

At June 30, 2019 and December 31, 2018, the Company had five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at June 30, 2019 and December 31, 2018 consisted of 53 and 51 mortgage loans, or participation interests therein, respectively. The Company’s secured revolving repurchase agreements secured by commercial mortgage loans are considered long-term borrowings.

At June 30, 2019 and December 31, 2018, the Company had four and two secured revolving repurchase agreements to finance its CMBS and CRE CLO investment activities, of which the commitment amounts are based on the assets pledged. Credit spreads also vary depending upon the collateral type and advance rate. CMBS and CRE CLO investments pledged consisted of 27 CRE CLO investments and two CMBS investments at June 30, 2019 and two CMBS investments at December 31, 2018. The Company’s secured revolving repurchase agreements secured by CMBS and CRE CLO investments are considered short-term borrowings.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CMBS and CRE CLO investments, including counterparty concentration risks, at June 30, 2019 (dollars in thousands):

	June 30, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$661,876	$663,507	$435,535	$227,972	15.6%	50
Wells Fargo Bank	750,000	771,022	771,966	572,773	199,193	13.6	1,023
Morgan Stanley Bank(4)	500,000	379,106	377,786	292,177	85,609	5.8	N/A
JP Morgan Chase Bank	400,000	222,348	221,408	167,112	54,296	3.7	1,512
US Bank	233,883	274,051	273,038	216,970	56,068	3.8	1,745
Subtotal / Weighted Average	$2,633,883	$2,308,403	$2,307,705	$1,684,567	$623,138		890

CMBS and CRE CLO Investment Financings
Goldman Sachs Bank	$60,555	$70,433	$70,139	$61,055	$9,084	0.6%	5
JP Morgan	400,856	458,635	463,336	401,533	61,803	4.2	11
Wells Fargo	117,178	137,322	137,965	117,390	20,575	1.4	23
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$578,589	$666,390	$671,440	$579,978	$91,462		12

Total / Weighted Average - Loans, CMBS and CRE CLO	$3,212,472	$2,974,793	$2,979,145	$2,264,545	$714,600		632

(1)

Loan amounts shown in the table include interest receivable of $13.7 million and are net of premium, discount and origination fees of $14.4 million. CMBS and CRE CLO investment amounts shown in the table include interest receivable of $3.5 million and are net of premium, discount, and unrealized gains of $1.5 million.

(2)

Loan amounts shown in the table include interest payable of $3.3 million and do not reflect unamortized deferred financing fees of $7.1 million. CMBS and CRE CLO investments shown in the table include interest payable of $1.4 million.

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

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it does not have a limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to June 30, 2019.

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

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it does not have a limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of June 30, 2019 and December 31, 2018.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $410.4 million outstanding as of June 30, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current initial maturity of this agreement is September 29, 2020.

The Company has a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At June 30, 2019, $88.7 million was outstanding on the Credit Agreement.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of June 30, 2019 and December 31, 2018.

Term Loan Facility

The Company entered into a term loan facility, as the borrower, with an institutional asset manager as the lender. The term loan facility has capacity up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of June 30, 2019, the Company pledged five loan investments to the term loan facility supporting outstanding borrowings of $267.7 million.

The agreement includes various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of June 30, 2019 and December 31, 2018.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to June 30, 2019 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Term loan facility	Asset-specific financing
2019	$441,772	$1,163,883	$—	$—	$—
2020	411,138	498,957	499,117	114,020	109,500
2021	195,780	334,266	—	34,827	—
2022	138,719	262,726	—	88,654	—
2023	—	—	—	30,160	—
Thereafter	—	—	—	—	—
Total	$1,187,409	$2,259,832	$499,117	$267,661	$109,500

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At June 30, 2019, the Company had $36.8 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 (collateralized loan obligations as of June 30, 2019 and December 31, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of June 30, 2019 and December 31, 2018.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	June 30, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,830,235	—	—	$4,856,225
Financial Liabilities
Term Loan Facility	266,638	—	—	266,638
Collateralized Loan Obligations	1,179,464	—	—	1,179,464
Secured Financing Arrangements	2,858,062	—	—	2,858,062

	December 31, 2018
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,293,787	—	—	$4,317,844
Financial Liabilities
Term Loan Facility	113,504	—	—	113,504
Collateralized Loan Obligations	1,509,930	—	—	1,509,930
Secured Financing Arrangements	1,526,449	—	—	1,526,449

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV ratio, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended June 30, 2019 or December 31, 2018.

At June 30, 2019 and December 31, 2018, the estimated fair value of Loans Held for Investment was $4.9 billion and $4.3 billion, respectively. The weighted average gross spread at June 30, 2019 and December 31, 2018 was 3.8% and 3.9%, respectively. The weighted average years to maturity at June 30, 2019 and December 31, 2018 was 3.8 years and 3.9 years, respectively, assuming full extension of all loans.

At June 30, 2019 and December 31, 2018, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At June 30, 2019 and December 31, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 approximates fair value as current borrowing spreads reflect market terms.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2019 and December 31, 2018, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2019 and 2018, respectively the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three and six months ended June 30, 2019 and 2018, the Company incurred no federal, state and local tax expense relating to its TRSs. For the three months ended June 30, 2019 and 2018, the Company recognized $0.2 million and $0.0 million, respectively, of federal, state and local tax expense. For the six months ended June 30, 2019 and 2018, the Company recognized $0.4 million and $0.2 million, respectively, of federal, state and local tax expense. At June 30, 2019 and 2018, the Company’s effective tax rate was 0.7% and 0.4%, respectively.

At June 30, 2019 and December 31, 2018, the Company had no deferred tax assets or liabilities.

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

Management Fees Incurred and Paid for the three and six months ended June 30, 2019 and June 30, 2018

For the three and six months ended June 30, 2019 and 2018, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management Agreement fees incurred	$7,371	$5,909	$13,879	$11,539
Management Agreement fees paid	6,508	5,630	12,608	10,862

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at June 30, 2019 and December 31, 2018 are $7.4 million and $6.1 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income and comprehensive income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended June 30, 2019 and 2018, the Manager incurred $0.3 million, respectively of expenses that were reimbursable by the Company. For the six months ended June 30, 2019 and 2018, the Manager incurred $0.6 million, respectively of expenses that were reimbursable by the Company.

As of June 30, 2019, $0.3 million remained outstanding that was reimbursable by the Company to the Manager. As of December 31, 2019, no amounts remained outstanding that were reimbursable by the Company to the Manager.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2019 and 2018, $0.1 million and $0.0 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the six months ended June 30, 2019 and 2018, $0.3 million and $0.1 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan.

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Attributable to TPG RE Finance Trust, Inc.	$31,965	$26,438	$60,374	$51,549
Participating Securities' Share in Earnings	(138)	—	(279)	—
Net Income Attributable to Common Stockholders	$31,827	$26,438	$60,095	$51,549
Weighted Average Common Shares Outstanding, Basic and Diluted	73,963,337	60,175,373	71,144,696	60,283,992
Per Common Share Amount, Basic and Diluted	$0.43	$0.44	$0.85	$0.86

(1)	Totals may not sum due to rounding

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and six months ended June 30, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

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

Preferred Stock

During the three months ended June 30, 2019, a subsidiary of the Company declared and paid a dividend of $0.007 million on the subsidiary’s outstanding Series A preferred shares. No dividends were paid on the subsidiary’s outstanding Series A preferred shares during the three and six months ended June 30, 2018.

Common and Class A Common Stock

On June 18, 2019, the Company’s Board of Directors declared a dividend for the second quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which dividend was payable on July 25, 2019 to holders of record of our common stock and Class A common stock as of June 28, 2019. On June 15, 2018, the Company declared a dividend for the second quarter of 2018 in the amount of $0.43 per share of common stock and Class A common stock, or $25.9 million in the aggregate, which was paid on July 25, 2018 to holders of record of our common stock and Class A common stock as of June 25, 2018.

For the six months ended June 30, 2019 and 2018, common stock and Class A common stock dividends in the amount of $63.6 million and $51.2 million were declared and approved, respectively.

As of June 30, 2019 and December 31, 2018, $32.0 million and $29.0 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive Gain (Loss) Income

For the three months ended June 30, 2019 and 2018, other comprehensive gain (loss) income was $3.1 million and $(1.4) million, respectively. For the six months ended June 30, 2019 and June 30, 2018, other comprehensive (loss) income was $3.2 million and $(1.6) million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on available-for-sale securities (CMBS and CRE CLO investments held at period end).

(13) Share-based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of June 30, 2019, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. As of June 30, 2019, there were 263,000 shares of common stock that will vest as follows: 35,404 shares in 2019; 93,876 shares in 2020; 93,877 shares in 2021; and 39,843 shares in 2022. As of June 30, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $4.6 million. This non-cash expense is expected to be recognized over a weighted average period of 1.7 years from June 30, 2019.  For the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.5 million, respectively of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.4 million, respectively of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

During the three months ended June 30, 2019, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. The deferred stock units were fully vested on the grant date and accrue dividends that are paid-in kind on a quarterly basis. On May 14, 2019, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units with an aggregate fair value of $0.3 million, which is included in share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

(14) Commitments and Contingencies

Unfunded Commitments

As of June 30, 2019 and December 31, 2018, the Company had $664.4 million and $634.2 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of June 30, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of June 30, 2019 and December 31, 2018 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	June 30, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,012,904	$292,217	36.6%	$1,720,687	35.5%
Multifamily	1,325,378	104,905	24.0	1,220,473	25.2
Mixed Use	1,003,725	142,017	18.2	861,708	17.8
Hotel	716,293	74,685	13.0	641,608	13.2
Retail	233,554	47,016	4.2	186,538	3.8
Condominium	109,783	3,569	2.0	106,214	2.2
Other	112,000	—	2.0	112,000	2.3
Total	$5,513,637	$664,409	100.0%	$4,849,228	100.0%

	December 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,898,511	$316,510	38.5%	$1,582,001	36.8%
Multifamily	1,247,860	131,177	25.2	1,116,683	25.9
Mixed Use	838,200	114,748	16.9	723,452	16.8
Hotel	508,450	10,896	10.3	497,554	11.5
Retail	233,555	50,247	4.7	183,308	4.2
Condominium	154,673	10,580	3.1	144,093	3.3
Industrial	66,500	—	1.3	66,500	1.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of June 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	June 30, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$1,970,524	$152,536	35.9%	$1,817,988	37.6%
South	1,568,407	242,862	28.4	1,325,545	27.3
West	955,925	121,112	17.3	834,813	17.2
Midwest	795,704	120,674	14.4	675,030	13.9
Various	223,077	27,225	4.0	195,852	4.0
Total	$5,513,637	$664,409	100.0%	$4,849,228	100.0%

	December 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,084,807	$170,131	42.1%	$1,914,676	44.4%
South	1,525,173	270,933	30.8	1,254,240	29.1
West	760,416	100,422	15.4	659,994	15.3
Midwest	577,353	92,672	11.7	484,681	11.2
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Category

A summary of the loan portfolio by category as of June 30, 2019 and December 31, 2018 based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,712,650	$188,200	49.2%	$2,524,450	52.0%
Light Transitional	1,505,874	158,557	27.3	1,347,317	27.8
Moderate Transitional	1,260,113	287,652	22.9	972,461	20.1
Construction	35,000	30,000	0.6	5,000	0.1
Total	$5,513,637	$664,409	100.0%	$4,849,228	100.0%

	December 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,414,456	$199,397	48.8%	$2,215,059	51.3%
Light Transitional	1,513,227	212,290	30.6	1,300,937	30.2
Moderate Transitional	1,020,066	222,471	20.6	797,595	18.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Loan commitments represent principal commitments made by the Company at June 30, 2019 and December 31, 2018, respectively.

(16) Subsequent Events

The following events occurred subsequent to June 30, 2019:

Investment Activity

From July 1, 2019 through July 29, 2019, the Company has closed, or is in the process of closing, three first mortgage loans with a total loan commitment amount of $454.3 million.

Senior Mortgage Loan Repayments

From July 1, 2019 through July 29, 2019, the Company received full loan repayments related to two of its first mortgage loans with a total loan commitment and unpaid principal balance of $290.6 million and $249.1 million, respectively. These loan repayments consist of a Category 4 risk rated loan with a total loan commitment of $141.6 million and unpaid principal balance of $100.1 million, and a Category 2 risk rated loan with a total loan commitment of $149.0 million and unpaid principal balance $149.0 million, as of June 30, 2019.

Cash Dividend

On July 25, 2019, the Company paid a cash dividend on its common stock and Class A common stock of $0.43 per share, or $32.0 million, to stockholders of record as of June 28, 2019.

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

As of June 30, 2019, our portfolio consisted of 67 first mortgage loans (or interests therein) and one mezzanine loan with an aggregate unpaid principal balance of $4.8 billion, a weighted average credit spread of 3.8%, a weighted average all-in yield of 6.5%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.8 years, and a weighted average LTV of 65.1%. As of June 30, 2019, 100.0% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.9% were first mortgage loans and 0.01% was a mezzanine loan. As of June 30, 2019, we had $664.4 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

In addition, as of June 30, 2019, we held for cash management and short-term investment purposes 31 CMBS and CRE CLO investments, with an aggregate face amount of $677.8 million and a weighted average coupon, including LIBOR, of 4.3%.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended June 30, 2019, we recorded earnings per diluted common share of $0.43, an increase of $0.01 from the quarter ended March 31, 2019, primarily due to net interest income growth, offset by the impact of the issuance of 6.9 million common shares during the current year. Core Earnings per diluted common share was $0.44 for the three months ended June 30, 2019, an increase of $0.01 from the prior quarter.

For the three months ended June 30, 2019, we declared a cash dividend of $0.43 per share. Our book value per common share as of June 30, 2019 was $19.76, a $0.03 increase from our book value per common share as of March 31, 2019, primarily due to estimated fair value increases of our available-for-sale debt securities during the quarter. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2019	March 31, 2019
Net Income Attributable to TPG RE Finance Trust, Inc.(1)	$31,965	$28,409
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	73,963,337	68,294,736
Basic and Diluted Earnings per Common Share(2)	$0.43	$0.42
Dividends Declared per Common Share(2)	$0.43	$0.43

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2019	March 31, 2019
Net Income Attributable to Common Stockholders(1)	$31,827	$28,268
Non-Cash Compensation Expense	881	633
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$32,708	$28,901
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	73,963,337	68,294,736
Core Earnings per Common Share, Basic and Diluted(2)	$0.44	$0.43

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	June 30, 2019	March 31, 2019
Total Stockholders’ Equity	$1,464,757	$1,443,549
Preferred Stock	125	125
Stockholders’ Equity, Net of Preferred Stock	$1,464,632	$1,443,424
Number of Common Shares Outstanding at Period End(1)(2)	74,139,409	73,161,376
Book Value per Common Share(2)	$19.76	$19.73

(1)	Includes shares of common stock and Class A common stock.
(2)	Number of common shares outstanding at period end includes common stock and Class A common stock.

Second Quarter 2019 Highlights

Operating Results:

•	Generated GAAP net income of $32.0 million, an increase of $3.6 million, or 12.7%, as compared to the quarter ended March 31, 2019.
•	Increased Core Earnings to $32.7 million, or $0.44 per share, an increase of $3.8 million as compared to the quarter ended March 31, 2019.
•	Declared dividends of $32.0 million, or $0.43 per share, representing an annualized dividend yield of 8.7% on a book value per common share of $19.76 as of June 30, 2019.

Investment Portfolio Activity:

•

Originated eight loans with a total commitment of $755.0 million, an initial unpaid principal balance of $507.8 million, unfunded commitments upon closing of $115.2 million, a weighted average LTV of 60.1%, and a weighted average interest rate of LIBOR plus 3.64%, including a $132.0 million non-consolidated senior interest that closed during the period.

•

Purchased 17 floating rate CRE CLO investments for $368.2 million, which have a weighted average coupon of LIBOR plus 1.9%, a weighted average expected life of 4.7 years, and credit ratings of AAA to BBB-.

•	Funded $59.7 million of commitments in connection with existing loans having future funding obligations.
•	Received proceeds of $451.3 million from principal repayments from our loan portfolio.

Portfolio Financing Activity:

•	Increased equity capital base by $17.4 million from the sale of 900,000 Underwriter Option Shares related to the Company’s March 2019 underwritten public offering of common stock.
•	Closed a new matched term, non-market-to-market asset-specific financing arrangement with an aggregate commitment of $77.0 million, a 68.8% advance rate, and a credit spread of 4.15%.

Available Liquidity:

•

At June 30, 2019, we had unrestricted cash available for investment of $70.0 million, a portion of which is subject to certain liquidity covenants, and CMBS and CRE CLO investments with an aggregate face amount of $677.8 million available-for-sale.

•

At June 30, 2019, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $101.4 million under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with eight lenders:

•

These financing arrangements have an aggregate maximum commitment amount of $4.0 billion and a weighted average interest rate of LIBOR plus 1.9% as of June 30, 2019, providing stable financing, with mark-to-market provisions limited to asset and, in one instance, market specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.1 years.

•

As of June 30, 2019, we had $1.6 billion of financing capacity under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, provided by nine lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan or CMBS and CRE CLO investments we pledge to them to secure additional borrowings:

•

These financing arrangements have an aggregate maximum commitment amount of $4.0 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and, in one instance, market specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.1 years. These financing arrangements are generally 25% recourse to Holdco, except with respect to our secured credit agreement, which is 100% recourse to Holdco, and our term loan facility which is non-recourse.

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

Portfolio Overview

Loan Portfolio

During the three months ended June 30, 2019, we originated eight loans with a total loan commitment amount of $755.0 million, of which $507.8 million was funded at origination, including a $132.0 million non-consolidated senior interest that closed during the period. Other loan fundings included $59.7 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments during the three months ended June 30, 2019 totaled $451.3 million. We generated interest income of $88.3 million, incurred interest expense of $46.4 million, and generated net interest income of $41.8 million.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Loan originations and acquisitions — initial funding	$507,796	$1,140,908
Other loan fundings(1)	59,737	117,131
Loan repayments	(451,267)	(722,402)
Total loan fundings, net	$116,266	$535,637

(1)	Additional fundings made under existing loan commitments during the three months ended June 30, 2019.

The following table details overall statistics for our loan portfolio as of June 30, 2019 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	68	69
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitment	$5,513,637	$5,645,637
Unpaid principal balance	$4,849,228	$4,849,228
Unfunded loan commitments(1)	$664,409	$664,409
Carrying value	$4,830,235	$4,830,235
Weighted average credit spread(2)	3.8%	3.8%
Weighted average all-in yield(2)	6.5%	6.5%
Weighted average term to extended maturity (in years)(3)	3.8	3.8
Weighted average LTV(4)	65.1%	65.1%

(1)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in some instances to finance development.

(2)

As of June 30, 2019, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2019 for weighted average calculations.

(3)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2019, based on the unpaid principal balance of our total loan exposure, 63.0% of our loans were subject to yield maintenance or other prepayment restrictions and 37.0% were open to repayment by the borrower without penalty.

(4)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2019, divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan.  The as-is or as-stabilized (as appropriate) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to June 30, 2019.

CMBS and CRE CLO Investment Portfolio

We invest from time to time in CMBS and CRE CLO investments as part of our investment strategy, often as a short-term cash management tool. As of June 30, 2019, our CMBS and CRE CLO investment portfolio consisted of four fixed rate and 27 floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in Texas, with no state representing more than 15.9% of an investment’s current face amount. Additionally, the payment of principal and interest on the securities on our CMBS investments at June 30, 2019 is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“GSE”). Our CRE CLO investments are floating rate securities with an expected weighted average life of less than 4.0 years.

The following table details overall statistics for our CMBS and CRE CLO investment portfolio as of June 30, 2019 (dollars in thousands):

		CRE CLO Investments(1)	CMBS Investments(1)
	Total Investments	Floating Rate	Fixed Rate
Number of CMBS and CRE CLO investments(1)	31	27	4
CMBS and CRE CLO investments (by current face amount)	100.0%	88.9%	11.1%
Initial Par value	$680,333	$602,437	$77,896
Current face amount(1)	$677,800	$602,434	$75,366
Weighted average coupon(2)	4.3%	4.4%	3.4%
Weighted average yield to expected maturity(3)	4.2%	4.2%	3.5%
Weighted average life (in years)	4.0	4.3	1.8
Weighted average principal repayment window (in years)	4.3	4.3	4.1
Contractual maturity (in years)	16.4	16.6	14.2
Ratings range(4)	Unrated to AAA	BBB- to AAA	Unrated

(1)	CRE CLO investments exclude the Company’s holdings of TRTX 2018-FL2 and TRTX 2018-FL1 Notes as of June 30, 2019. Current face amount is weighted by estimated fair value as of June 30, 2019.
(2)	Weighted average coupon includes LIBOR of 2.4% as of June 28, 2019. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of June 30, 2019 and December 31, 2018 based on our internal risk ratings (dollars in thousands):

	June 30, 2019		December 31, 2018
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	$29,923	1
2	1,073,740	12	959,314	12
3	3,420,107	48	3,099,401	41
4	336,388	8	205,149	6
5	—	—	—	—
Totals	$4,830,235	68	$4,293,787	60

For the period ended June 30, 2019 and December 31, 2018 the weighted average risk rating of our total loan exposure based on carrying value was 2.8.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended June 30, 2019 and December 31, 2018 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financing arrangements. We had one outstanding non-consolidated senior interest at June 30, 2019, with a total loan commitment of $132.0 million, and no non-consolidated senior interests outstanding at December 31, 2018.

The following table details our portfolio financing arrangements at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2019	December 31, 2018
Collateralized loan obligations	$1,187,409	$1,522,377
Secured revolving repurchase agreements	2,259,832	1,044,145
Senior secured and secured credit agreements	499,117	460,381
Term loan facility	267,661	114,262
Asset-specific financings	109,500	32,500
Total indebtedness(1)	$4,323,519	$3,173,665

(1)	Excludes deferred financing costs of $19.4 million and $23.8 million as of June 30, 2019 and December 31, 2018, respectively.

Collateralized Loan Obligation

As of June 30, 2019, we had two collateralized loan obligations totaling $1.2 billion, financing existing first mortgage loan investments totaling $1.4 billion, reducing our cost of funds and providing matched-term, non-recourse financing for 31.7% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.4%, weighted average advance rate of 79.7%, and in one instance includes a reinvestment feature that provides additional liquidity that allows us to originate new loan investments funded in part or in whole by the CLO. As of June 30, 2019, the loan investments contributed to the collateralized loan obligations represented 28.9% of the aggregate unpaid principal balance of our loan investment portfolio.

Secured Revolving Repurchase Agreements

As of June 30, 2019, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $2.3 billion, of which $1.7 billion related to our loan investments. As of June 30, 2019, for our secured revolving repurchase agreements related to our loan investments, the weighted average interest rate was LIBOR plus 1.9% per annum, the weighted average all-in cost of credit, including associated fees and expenses, was LIBOR plus 2.4% per annum, and the weighted average advance rate was 77.1%. As of June 30, 2019, outstanding borrowings under these agreements for our loan investments had a weighted average term to extended maturity of 2.4 years (assuming we have exercised all extension options and term out provisions). The Morgan Stanley secured revolving repurchase agreement has an initial maturity date of May 4, 2020 and can be extended for additional successive one year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this agreement. These secured revolving repurchase agreements are 25% recourse to Holdco.

As of June 30, 2019, we had four secured revolving repurchase agreements to finance our CMBS and CRE CLO investing activities. Credit spreads vary depending upon the CMBS and CRE CLO investments and advance rate. These secured revolving repurchase agreements are 100% recourse to Holdco.

The following tables detail our secured revolving repurchase agreements (dollars in thousands):

	June 30, 2019
Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate		Extended Maturity(4)
Goldman Sachs	$750,000	$661,876	76.8%	$503,668	$434,435	$69,233	$246,332	L+ 2.1%		8/19/2019
Wells Fargo	750,000	771,022	76.2	586,000	572,066	13,934	164,000	L+ 1.7%		4/18/2022
Morgan Stanley	500,000	379,106	77.3	292,739	291,281	1,458	207,261	L+ 2.1%		N/A
JP Morgan	400,000	222,348	77.0	170,848	166,821	4,027	229,152	L+ 2.1%		8/20/2023
US Bank	233,883	274,051	80.0	219,241	216,640	2,601	14,642	L+ 1.7%		4/9/2024
Subtotal/Weighted Average—Loans	$2,633,883	$2,308,403	77.1%	$1,772,496	$1,681,243	$91,253	$861,387	L+ 1.9%
Royal Bank of Canada	—	—	90.0	—	—	—	—	N/A		N/A
Goldman Sachs	60,555	70,433	87.7	60,555	60,555	—	—	L+ 0.8%		7/5/2019	(5)
JP Morgan	400,856	458,635	87.4	400,856	400,856	—	—	L+ 0.9%		7/10/2019	(5)
Wells Fargo	117,178	137,322	84.8	117,178	117,178	—	—	L+ 1.0%		7/22/2019	(5)
Subtotal/Weighted Average—CMBS and CRE CLO	$578,589	$666,390	86.9%	$578,589	$578,589	$—	$—	L+ 0.9%	(5)
Total/Weighted Average	$3,212,472	$2,974,793	79.5%	$2,351,085	$2,259,832	$91,253	$861,387	L+ 1.7%	(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)

Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to June 30, 2019. Weighted average interest rate includes the impact of the Overnight swap index (“OIS”) rate used for CMBS and CRE CLO investment secured revolving repurchase agreements, as applicable.

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

The maximum and average month end balances for our secured revolving repurchase agreements during the three months ended June 30, 2019 are as follows (dollars in thousands):

	Six Months Ended June 30, 2019
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$166,821	$208,129	$187,090
Goldman Sachs	434,435	436,291	374,250
Wells Fargo	572,066	572,066	430,225
Morgan Stanley	291,281	291,281	227,923
US Bank	216,640	216,640	206,107
Subtotal / Averages - Loans(1)	$1,681,243	$1,681,243	$1,425,595
JP Morgan	400,856	400,856	212,933
Goldman Sachs	60,555	60,555	46,258
Wells Fargo	117,178	117,178	55,432
Royal Bank of Canada	—	—	—
Subtotal / Averages - CMBS and CRE CLO(1)	$578,589	$578,589	$314,623
Total / Averages - Loans, CMBS and CRE CLO(1)	$2,259,832	$2,259,832	$1,740,218

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreements at a month end during the three months ended June 30, 2019.

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

At June 30, 2019, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 20.5%, as compared to 23.0% at December 31, 2018.

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

Senior Secured and Secured Credit Agreements

We have a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $410.4 million outstanding as of June 30, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current extended maturity of this agreement is September 29, 2022.

We have a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which we use to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At June 30, 2019, we had $88.7 million outstanding on the Credit Agreement.

Term Loan Facility

We entered into a term loan facility, as the borrower, with an institutional asset manager as the lender. The term loan facility has capacity up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of June 30, 2019, we pledged five loan investments to the term loan facility supporting outstanding borrowings of $267.7 million.

Asset-Specific Financings

As of June 30, 2019 and December 31, 2018, we had outstanding two and one loan investments financed by two and one counterparties, respectively, as asset-specific financings. At June 30, 2019, our aggregate amount payable was $109.5 million that bears interest at a weighted average interest rate of LIBOR plus 3.7%. The asset-specific financings have extended maturity dates of April 9, 2020 and October 9, 2020.

In connection with the BMO Harris asset-specific financing, Holdco has delivered a payment guarantee in favor of the lender as additional credit support for the financing. The liability of Holdco under this guarantee is capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered to the lender certain non-recourse carveout guarantees, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by the lender, or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default. Examples of “bad boy” defaults include, without limitation: fraud; intentional misrepresentation; willful misconduct; incurrence of additional debt in violation of financing documents; and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity. The guarantee agreement for the asset-specific financing also contains financial covenants covering liquid assets and net worth requirements.

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

During the three months ended June 30, 2019, the Company co-originated with an institutional lender a $167.0 million financing, including a $132.0 million non-consolidated senior interest. Upon closing, the total originated loan commitment was $167.0 million. The Company retained a mezzanine loan investment with a total loan commitment of $35.0 million, an initial unpaid principal balance of $5.0 million, and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of June 30, 2019 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Carrying Value	Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity(2)
Senior loan sold or co-originated	1	$132,000	$—	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	$35,000	$5,000	$4,651	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$5,000	N/A	L+ 4.5%	N/A	6/28/2025

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

The Company was in compliance with all covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financings as of June 30, 2019 and December 31, 2018.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Debt-to-equity ratio(1)	2.90x	2.36x
Total leverage ratio(2)	2.99x	2.36x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our loan investments. As of June 30, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.1 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on all but one of our floating rate loans. We had no fixed rate loans outstanding as of June 30, 2019.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of June 30, 2019 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,849,228
Floating rate debt(1)(2)	(3,744,930)
Net floating rate exposure	$1,104,298

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

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended June 30, 2019 and March 31, 2019 (dollars in thousands):

	Three months ended,
	June 30, 2019			March 31, 2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,807,439	$82,794	6.9%	$4,442,240	$74,845	6.7%
Retained mezzanine loans	1,550	7	1.8%	—	—	—
CMBS and CRE CLO investments	565,619	5,453	3.9%	230,277	1,756	3.1%
Core interest-earning assets	$5,374,608	$88,254	6.6%	$4,672,517	$76,601	6.6%

Interest-bearing liabilities:
Asset-specific financings(3)	$109,500	$1,803	6.6%	$32,500	$445	5.5%
Secured revolving repurchase agreements	2,036,641	21,873	4.3%	1,444,122	15,391	4.3%
Collateralized loan obligations	1,236,839	14,366	4.6%	1,329,813	15,345	4.6%
Senior secured and secured credit agreements	457,758	6,252	5.5%	411,559	7,318	7.1%
Term loan facility	267,661	2,132	3.2%	203,119	868	1.7%
Total interest-bearing liabilities	$4,108,399	$46,426	4.5%	$3,421,113	$39,367	4.6%
Net interest income(4)		$41,828			$37,234

Other Interest-earning assets:
Cash equivalents	$79,853	$400	2.0%	$89,885	$418	1.9%
Accounts receivable from servicer/trustee	109,625	13	0.0%	32,765	3	0.0%
Total interest-earning assets	$5,564,086	$88,667	6.4%	$4,795,167	$77,022	6.4%

(1) Based on carrying value for loans, amortized cost for CMBS and CRE CLO investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2) Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3) Weighted average financing cost for the three months ended June 30, 2019 reflects the addition of one asset-specific financing arrangement during the three months ended June 30, 2019.
(4) Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended,
	June 30, 2019			June 30, 2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,624,839	$157,639	6.8%	$3,478,292	$117,211	6.7%
Retained mezzanine loans(3)	775	7	1.8%	48,754	4,920	20.2%
CMBS and CRE CLO investments	397,948	7,209	3.6%	138,582	1,927	2.8%
Core interest-earning assets	$5,023,562	$164,855	6.6%	$3,665,628	$124,058	6.8%

Interest-bearing liabilities:
Asset-specific financings	$71,000	$2,247	6.3%	$230,447	$7,615	6.6%
Secured revolving repurchase agreements	1,740,436	37,265	4.3%	1,613,811	36,897	4.6%
Collateralized loan obligations	1,283,326	29,711	4.6%	620,753	10,627	3.4%
Senior secured and secured credit agreements	434,658	13,570	6.2%	128,040	1,013	1.6%
Term loan facility	235,390	3,000	2.5%	—	—	0.0%
Total interest-bearing liabilities	$3,764,810	$85,793	4.6%	$2,593,051	$56,152	4.3%
Net interest income(4)		$79,062			$67,906

Other Interest-earning assets:
Cash equivalents	$73,672	$818	2.2%	$111,825	$710	1.3%
Accounts receivable from servicer/trustee	74,967	16	0.0%	11,109	—	0.0%
Total interest-earning assets	$5,172,201	$165,689	6.4%	$3,788,562	$124,768	6.6%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)	Retained mezzanine loans interest income for the six months ended June 30, 2018 includes a minimum multiple payment related to the repayment of a mezzanine loan during the period.
(4)	Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,		2019 vs 2018	Six Months Ended June 30,		2019 vs 2018
	2019	2018		$2019	2018	$
INTEREST INCOME
Interest Income	$88,254	$64,693	$23,561	$164,855	$124,058	$40,797
Interest Expense	(46,426)	(30,154)	(16,272)	(85,793)	(56,152)	(29,641)
Net Interest Income	41,828	34,539	$7,289	79,062	67,906	$11,156
OTHER REVENUE
Other Income, net	412	509	(97)	834	875	(41)
Total Other Revenue	412	509	(97)	834	875	(41)
OTHER EXPENSES
Professional Fees	593	855	(262)	1,272	1,754	(482)
General and Administrative	1,674	1,089	585	2,999	2,197	802
Servicing and Asset Management Fees	431	767	(336)	944	1,534	(590)
Management Fees	5,323	4,763	560	10,466	9,467	999
Incentive Management Fee	2,048	1,146	902	3,413	2,072	1,341
Total Other Expenses	10,069	8,620	1,449	19,094	17,024	2,070
Income Before Income Taxes	32,171	26,428	5,743	60,802	51,757	9,045
Income Tax Benefit (Expense)	(202)	10	(212)	(421)	(205)	(216)
Net Income	$31,969	$26,438	$5,531	$60,381	$51,552	$8,829
Preferred Stock Dividends	(4)	—	(4)	(7)	(3)	(4)
Net Income Attributable to TPG RE Finance Trust, Inc.	$31,965	$26,438	$5,527	$60,374	$51,549	$8,825
Basic Earnings per Common Share	$0.43	$0.44	(0.01)	$0.85	$0.86	(0.01)
Diluted Earnings per Common Share	$0.43	$0.44	(0.01)	$0.85	$0.86	(0.01)
Dividends Declared per Common Share	$0.43	$0.43	—	$0.86	$0.85	0.01
OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	$3,112	$(1,424)	$4,536	$3,218	$(1,638)	$4,856
Comprehensive Income	$35,081	$25,014	$10,067	$63,599	$49,914	$13,685

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Net Interest Income

Net interest income increased $7.3 million, to $41.8 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to loan and CMBS and CRE CLO investment growth of $1.7 billion and a higher average LIBOR on the underlying loans partially offset by a decline in the weighted average credit spread of our loan portfolio to 377 basis points from 432 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $2.4 billion to fund loan and CMBS and CRE CLO investment growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 180 basis points from 225 basis points, at June 30, 2019 as compared to June 30, 2018.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS and CRE CLO investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The change in other revenue was primarily due to lower average cash balances during the three months ended June 30, 2019.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in other expenses for the three months ended June 30, 2019 was primarily due to: (i) an increase in management fees to our Manager of $0.6 million due primarily to growth in the Company’s quarterly common stockholder’s equity base of $264.9 million due to our equity issuances in August 2018 and March 2019, and growth in Core Earnings, (ii) an increase in general and administrative expenses and professional fees in the aggregate of $0.3 million, resulting from an increase in stock compensation expense offset by a decline in legal and other professional fee expenses and (ii) a decrease in servicing and asset management fees of $0.3 million during the three months ended June 30, 2019.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The change in incentive compensation to our Manager was due to growth in Core Earnings subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Dividends Declared Per Share

During the three months ended June 30, 2019, we declared cash dividends of $0.43 per share, or $32.0 million. During the three months ended June 30, 2018, we declared cash dividends of $0.43 per share, or $25.9 million. The increase in cash dividends declared was primarily due to continued growth in our loan portfolio and net income.

Unrealized Gain (Loss) on CMBS and CRE CLO Investments

Other comprehensive income (loss) increased $4.5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is primarily related to fair value increases of our CMBS and CRE CLO investments and changes in the size and composition of our CMBS and CRE CLO investment portfolio, from the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Net Interest Income

Net interest income increased $11.2 million, to $79.1 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due primarily to loan and CMBS and CRE CLO investment growth of $1.7 billion and a higher average LIBOR on the underlying loans partially offset by a decline in the weighted average credit spread of our loan portfolio to 377 basis points from 432 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $2.4 billion to fund loan and CMBS and CRE CLO investment growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 180 basis points from 225 basis points, at June 30, 2019 as compared to June 30, 2018.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS and CRE CLO investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.04 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The change in other revenue was primarily due to limited changes in average cash balances during the six months ended June 30, 2019 compared to the prior year.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $0.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in other expenses for the six months ended June 30, 2019 was primarily due to: (i) an increase in management fees to our Manager of $1.0 million due primarily to growth in the Company’s quarterly common stockholder’s equity base of $264.9 million due to our equity issuances in August 2018 and March 2019, and growth in Core Earnings, (ii) an increase in general and administrative expenses and professional fees in the aggregate of $0.3 million, resulting from an increase in stock compensation expense offset by a decline in legal and other professional fee expenses and (ii) a decrease in servicing and asset management fees of $0.6 million during the six months ended June 30, 2019.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

The incentive compensation earned by our Manager increased by $1.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The change in incentive compensation to our Manager was due to growth in Core Earnings subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Dividends Declared Per Share

During the six months ended June 30, 2019, we declared cash dividends of $0.86 per share, or $63.6 million. During the six months ended June 30, 2018, we declared cash dividends of $0.85 per share, or $51.2 million. The increase in cash dividends per share and cash dividends declared was primarily due to continued growth in our loan portfolio and net income.

Unrealized (Loss) Gain on CMBS and CRE CLO Investments

Other comprehensive income (loss) increased $4.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is primarily related to fair value increases of our CMBS and CRE CLO investments and changes in the size and composition of our CMBS and CRE CLO investment portfolio, from the six months ended June 30, 2018.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, asset-specific financings, and non-consolidated senior interests. As of June 30, 2019, we had outstanding 74.1 million shares of our common stock and Class A common stock representing $1.4 billion of stockholders’ equity, and $4.3 billion of outstanding borrowings used to finance our operations.

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, which are set forth in the following table (dollars in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$70,042	$39,720
Secured revolving repurchase agreements	91,253	182,829
Senior secured and secured credit agreements	5,334	53,410
Term loan facility	4,770	275
Asset-specific financings	—	—
Total	$171,399	$276,234

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released, and the proceeds from such repayments become available for us to reinvest. The future sale of non-consolidated senior interests would also provide incremental liquidity.

Liquidity Needs

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.3 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, $664.4 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2019 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$664,409	$142,782	$435,034	$86,593	$—
Secured debt agreements—principal(2)	4,323,519	2,219,674	2,103,845	—	—
Secured debt agreements—interest(2)	186,499	118,858	66,580	1,061	—
Total(3)	$5,174,427	$2,481,314	$2,605,459	$87,654	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of June 30, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities	$52,991	$52,159
Cash flows used in investing activities	(1,268,236)	(796,089)
Cash flows provided by financing activities	1,245,017	711,532
Net (decrease) in cash, cash equivalents, and restricted cash	$29,772	$(32,398)

We experienced a net increase in cash, cash equivalents, and restricted cash of $29.8 million for the six months ended June 30, 2019, compared to a net decrease of $32.4 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, cash flows provided by operating activities totaled $53.0 million primarily related to net interest income, cash flows used in investing activities totaled $1.3 billion due primarily to loan originations and CRE CLO investment purchases, and cash flows provided by financing activities totaled $1.2 billion due primarily to proceeds from our equity issuance and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new loans and purchase CRE CLO investments totaling $1.8 billion during the six months ended June 30, 2019.

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

Dividends

On June 18, 2019, we declared a cash dividend for the second quarter of 2019, to holders of record of our common stock and Class A common stock as of June 28, 2019, in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which dividend was paid on July 25, 2019.

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

Subsequent Events

The following events occurred subsequent to quarter end:

Investment Activity

From July 1, 2019 through July 29, 2019, the Company has closed, or is in the process of closing, three first mortgage loans with a total loan commitment amount of $454.3 million.

Senior Mortgage Loan Repayments

From July 1, 2019 through July 29, 2019, the Company received full loan repayments related to two of its first mortgage loans with a total loan commitment and unpaid principal balance of $290.6 million and $249.1 million, respectively. These loan repayments consist of a Category 4 risk rated loan with a total loan commitment of $141.6 million and unpaid principal balance of $100.1 million and a Category 2 risk rated loan with a total loan commitment of $149.0 million and unpaid principal balance of $149.0 million, as of June 30, 2019.

Cash Dividend

On July 25, 2019, we paid a cash dividend on our common stock and Class A common stock of $0.43 per share, or $32.0 million, to stockholders of record as of June 28, 2019.

Loan Portfolio Details

The following table provides details with respect to our portfolio, excluding our investments in CMBS and CRE CLO investments, on a loan-by-loan basis as of June 30, 2019 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/07/18	$223.0	$167.8	$166.0	L+ 3.4%	L +3.6%	Floating	8/9/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
2	Senior Loan	12/19/18	210.0	131.9	130.4	L+ 3.6%	L +4.0%	Floating	1/9/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
3	Senior Loan	12/21/18	206.5	185.4	185.4	L+ 2.9%	L +3.2%	Floating	1/9/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		3
4	Senior Loan	06/28/18	190.0	182.0	182.0	L+ 2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
5	Senior Loan	04/28/17	188.0	142.0	141.8	L+ 4.1%	L +4.4%	Floating	10/9/21	Nashville, TN	Mixed-Use	Bridge	$292 Sq ft	60.7%	(10)	2
6	Senior Loan	10/12/17	180.0	173.5	173.2	L+ 3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%		2
7	Senior Loan	09/29/17	173.3	163.2	162.5	L+ 4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
8	Senior Loan	02/14/18	165.0	158.1	157.6	L+ 3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
9	Senior Loan	09/28/18	160.0	138.2	138.2	L+ 2.8%	L +3.0%	Floating	10/9/23	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
10	Senior Loan	06/27/18	149.0	149.0	148.4	L+ 3.3%	L +3.5%	Floating	7/9/23	San Diego, CA	Office	Light Transitional	$474 Sq ft	71.4%		2
11	Senior Loan	05/15/19	143.0	98.3	98.3	L+ 2.6%	L +2.9%	Floating	5/9/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
12	Senior Loan	12/16/16	141.6	100.1	99.8	L+ 4.5%	L +4.7%	Floating	1/9/22	Atlanta, GA	Retail	Bridge	$398 Sq ft	47.7%		4
13	Senior Loan	05/20/19	135.0	123.9	123.9	L+ 4.1%	L +4.5%	Floating	4/10/22	Various, Various	Office	Bridge	$186 Sq ft	67.0%		3
14	Senior Loan	08/23/17	121.6	100.1	100.1	L+ 4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$425,245 Unit	62.5%		4
15	Senior Loan	02/13/18	112.0	112.0	111.4	L+ 3.5%	L +3.8%	Floating	3/9/23	Chicago, IL	Mixed-Use	Bridge	$226 Sq ft	78.4%		2
16	Senior Loan	03/28/19	112.0	112.0	111.1	L+ 6.8%	L +7.8%	Floating	10/9/21	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%		3
17	Senior Loan	07/21/17	106.6	90.0	89.6	L+ 4.5%	L +4.7%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%		3
18	Senior Loan	12/20/18	105.9	89.8	89.8	L+ 3.3%	L +3.4%	Floating	1/9/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
19	Senior Loan	02/27/18	90.0	79.5	78.9	L+ 4.8%	L +5.1%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%		3
20	Senior Loan	10/14/15	90.0	90.0	90.0	L+ 3.9%	L +4.1%	Floating	10/14/20	Brooklyn, NY	Mixed-Use	Light Transitional	$359 Sq ft	58.2%		3
21	Senior Loan	09/29/17	89.5	81.2	81.0	L+ 3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
22	Senior Loan	03/27/19	88.2	87.7	86.8	L+ 3.5%	L +3.8%	Floating	4/9/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
23	Senior Loan	03/28/19	88.1	71.9	71.5	L+ 3.7%	L +3.9%	Floating	4/9/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		3
24	Senior Loan	02/01/17	85.0	85.0	84.8	L+ 4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		3
25	Senior Loan	06/13/17	84.4	83.8	83.6	L+ 3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%		3
26	Senior Loan	03/07/19	81.3	81.3	81.3	L+ 3.1%	L +3.4%	Floating	3/9/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
27	Senior Loan	06/17/19	79.4	78.5	77.7	L+ 2.8%	L +3.2%	Floating	7/9/25	Boston, MA	Office	Bridge	$187 Sq ft	70.7%		3
28	Senior Loan	12/15/17	79.0	79.0	78.9	L+ 5.3%	L +5.9%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,164 Unit	59.6%		2
29	Senior Loan	09/27/18	77.2	73.6	73.2	L+ 4.7%	L +4.9%	Floating	10/1/20	Dallas, TX	Condominium	Light Transitional	$337 Sq ft	55.6%		2
30	Senior Loan	06/06/18	76.4	76.4	76.2	L+ 3.2%	L +3.5%	Floating	6/9/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%		2
31	Senior Loan	03/29/18	75.0	71.7	71.7	L+ 3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$154 Sq ft	72.3%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
32	Senior Loan	04/29/19	70.0	69.4	68.7	L+ 3.3%	L +3.5%	Floating	5/9/24	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%	3
33	Senior Loan	09/20/17	64.9	59.6	59.3	L+ 4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%	4
34	Senior Loan	11/29/18	64.2	44.9	44.6	L+ 3.3%	L +3.5%	Floating	12/9/23	Brooklyn, NY	Multifamily	Moderate Transitional	$226,946 Unit	58.0%	4
35	Senior Loan	06/28/19	63.9	53.9	53.9	L+ 2.5%	L +2.7%	Floating	7/9/24	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
36	Senior Loan	11/16/17	63.0	63.0	62.9	L+ 3.4%	L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%	3
37	Senior Loan	06/25/19	62.0	46.8	46.6	L+ 3.1%	L +3.3%	Floating	7/9/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
38	Senior Loan	06/20/18	61.0	52.8	52.8	L+ 3.0%	L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
39	Senior Loan	01/08/19	60.2	28.3	27.8	L+ 3.8%	L +4.3%	Floating	2/9/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	3
40	Senior Loan	01/09/19	60.0	60.0	59.8	L+ 3.4%	L +3.6%	Floating	1/9/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	3
41	Senior Loan	08/13/18	59.0	55.9	55.7	L+ 3.7%	L +4.1%	Floating	9/9/22	Parma, OH	Retail	Light Transitional	$79 Sq ft	55.3%	3
42	Senior Loan	08/06/18	55.0	50.5	50.3	L+ 6.0%	L +6.3%	Floating	8/9/23	Boston, MA	Mixed-Use	Light Transitional	$529 Sq ft	53.1%	3
43	Senior Loan	09/20/18	54.5	53.2	52.8	L+ 3.9%	L +4.1%	Floating	10/9/23	Columbus, OH	Multifamily	Bridge	$110,677 Unit	72.3%	3
44	Senior Loan	01/23/18	54.2	50.5	50.3	L+ 3.4%	L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%	2
45	Senior Loan	01/22/19	54.0	49.2	49.2	L+ 3.4%	L +3.6%	Floating	2/9/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
46	Senior Loan	06/15/18	53.6	32.2	31.9	L+ 3.1%	L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%	3
47	Senior Loan	12/20/17	50.8	50.7	50.8	L+ 4.0%	L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	2
48	Senior Loan	06/15/18	50.0	41.9	41.6	L+ 3.7%	L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
49	Senior Loan	03/29/19	48.5	39.5	39.1	L+ 3.2%	L +3.5%	Floating	4/9/24	Various, VA	Multifamily	Moderate Transitional	$66,989 Unit	58.2%	3
50	Senior Loan	03/30/18	46.3	42.2	41.9	L+ 3.7%	L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$161 Sq ft	57.9%	2
51	Senior Loan	03/21/17	45.0	45.0	44.9	L+ 5.3%	L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit	60.2%	3
52	Senior Loan	01/28/19	43.1	37.8	37.4	L+ 3.0%	L +3.2%	Floating	2/9/24	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
53	Senior Loan	03/07/19	39.2	32.4	32.1	L+ 3.8%	L +4.2%	Floating	3/9/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	3
54	Senior Loan	03/11/19	39.0	39.0	39.0	L+ 3.4%	L +3.6%	Floating	4/9/24	Miami, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
55	Senior Loan	01/04/18	36.0	26.8	26.6	L+ 3.4%	L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	3
56	Senior Loan	06/04/19	34.7	32.0	31.7	L+ 3.5%	L +3.8%	Floating	6/9/24	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
57	Senior Loan	12/21/18	33.8	27.7	27.4	L+ 3.2%	L +3.5%	Floating	1/9/24	Loma Linda, CA	Mixed-Use	Bridge	$72 Sq ft	48.3%	3
58	Senior Loan	05/27/18	33.0	30.6	30.4	L+ 3.7%	L +3.9%	Floating	6/9/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	3
59	Senior Loan	10/11/16	32.0	32.0	32.0	L+ 5.9%	L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit	59.8%	3
60	Senior Loan	08/28/18	32.0	29.8	29.5	L+ 3.9%	L +4.2%	Floating	9/9/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit	71.9%	3
61	Senior Loan	11/17/17	28.0	28.0	27.9	L+ 5.3%	L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit	71.7%	3
62	Senior Loan	11/17/17	26.0	26.0	25.9	L+ 5.3%	L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit	69.1%	3
63	Senior Loan	06/14/17	23.1	23.1	23.0	L+ 4.9%	L +5.3%	Floating	7/9/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
64	Senior Loan	11/16/16	13.4	13.4	13.4	L+ 4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$720 Sq ft	49.8%	4
65	Senior Loan	11/16/16	10.2	10.2	10.2	L+ 4.8%	L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$902 Sq ft	43.3%	4

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
66	Senior Loan	11/16/16	6.1	6.1	6.1	L+ 4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$824 Sq ft	40.7%	4
67	Senior Loan	11/16/16	2.9	2.9	2.9	L+ 4.8%		L +5.0%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$616 Sq ft	46.6%	4
Subtotal / Weighted Average			5,478.6	4,844.2	4,825.5	L +3.8%	(9)	L +4.1%		3.8 yrs					65.2%	2.8
Mezzanine Loans:
68	Mezzanine Loan	06/28/19	35.0	5.0	4.7	L+ 10.3%		L +10.8%	Floating	6/28/25	Napa, CA	Hotel	Construction	$259 Unit	41.0%	3
Subtotal / Weighted Average			35.0	5.0	4.7	L+ 10.3%		L +10.8%		6.0 yrs					41.0%	3
Total / Weighted Average(9)			$5,513.6	$4,849.2	$4,830.2	L +3.8%		L +4.1%		3.8 yrs					65.1%	2.8

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 64, 65, 66, and 67 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2019 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2019, based on unpaid principal balance, 63.0% of our loans were subject to yield maintenance or other prepayment restrictions and 37.0% were open to repayment by the borrower without penalty.

(7)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest.  For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan.  The as-is or as-stabilized (as appropriate) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of June 30, 2019 for the loans, all of which are floating rate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our loan investments. As of June 30, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of June 30, 2019, we had no loans that earned a fixed rate of interest.

The following table illustrates the impact, assuming our existing floating rate mortgage loan portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following June 30, 2019, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$4,849,228		Interest income	$12,123	$(10,314)	$24,246	$(19,950)
(3,744,930)	(2)	Interest expense	(9,362)	8,822	(18,725)	17,515
$1,104,298		Total change in net interest income	$2,761	$(1,492)	$5,521	$(2,435)

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CMBS and CRE CLO investments and related liabilities.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Amendment No. 5 to the Master Repurchase and Securities Contract, dated as of April 18, 2019, by and between TPG RE Finance 11, Ltd. And Wells Fargo Bank, National Association

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2019	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)