Form 10-Q
period 2019-09-30
TPG RE Finance Trust, Inc.
filed 2019-10-28
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019.

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

As of October 25, 2019, there were 72,986,386 shares of the registrant’s common stock, $0.001 par value per share, and 1,138,665 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS(1)
Cash and Cash Equivalents	$99,347	$39,720
Restricted Cash	350	1,000
Accounts Receivable	6	38
Accounts Receivable from Servicer/Trustee	81,707	96,464
Accrued Interest Receivable	30,885	20,731
Loans Held for Investment, net (includes $3,897,526 and $2,219,574 pledged as collateral under secured revolving repurchase and secured credit agreements)	5,017,512	4,293,787
Investment in Available-for-Sale Debt Securities (includes $604,053 and $36,307 pledged as collateral under secured revolving repurchase agreements)	631,829	74,381
Other Assets, Net	1,325	669
Total Assets	$5,862,961	$4,526,790
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$6,837	$6,146
Accrued Expenses	10,868	8,151
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $14,081 and $10,448)	3,456,181	1,494,078
Collateralized Loan Obligations (net of deferred financing costs of $6,745 and $12,447)	773,688	1,509,930
Asset-Specific Financings (net of deferred financing costs of $443 and $129)	109,057	32,371
Term Loan Facility (net of deferred financing costs of $0 and $758)	—	113,504
Payable to Affiliates	7,768	5,996
Deferred Revenue	285	463
Dividends Payable	31,982	28,981
Total Liabilities	4,396,666	3,199,620
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 0 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 300,000,000 shares authorized; 72,986,386 and 66,020,387 shares issued and outstanding, respectively)	73	67
Class A Common Stock ($0.001 par value per share; 2,500,000 shares authorized; 1,138,665 and 1,143,313 shares issued and outstanding)	1	1
Additional Paid-in-Capital	1,493,091	1,355,002
Accumulated Deficit	(28,177)	(25,915)
Accumulated Other Comprehensive Gain (Loss)	1,307	(1,985)
Total Stockholders' Equity	1,466,295	1,327,170
Total Liabilities and Stockholders' Equity	$5,862,961	$4,526,790

(1)

The Company’s consolidated Total Assets and Total Liabilities at September 30, 2019 include assets and liabilities of variable interest entities (“VIEs”) of $1.0 billion and $790.3 million, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2018 include assets and liabilities of VIEs of $1.9 billion and $1.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest Income	$92,362	$69,863	$257,217	$193,921
Interest Expense	(47,874)	(34,297)	(133,667)	(90,449)
Net Interest Income	44,488	35,566	123,550	103,472
OTHER REVENUE
Other Income, net	160	(55)	994	820
Total Other Revenue	160	(55)	994	820
OTHER EXPENSES
Professional Fees	1,440	905	2,712	2,659
General and Administrative	1,530	965	4,529	3,162
Servicing and Asset Management Fees	960	767	1,904	2,301
Management Fee	5,482	4,879	15,948	14,346
Incentive Management Fee	2,104	1,168	5,517	3,240
Total Other Expenses	11,516	8,684	30,610	25,708
Income Before Income Taxes	33,132	26,827	93,934	78,584
Income Tax (Expense) Income, net	(107)	(3)	(528)	(208)
Net Income	$33,025	$26,824	$93,406	$78,376
Preferred Stock Dividends	(3)	—	(10)	(3)
Net Income Attributable to TPG RE Finance Trust, Inc.	$33,022	$26,824	$93,396	$78,373
Basic Earnings per Common Share	$0.44	$0.42	$1.29	$1.27
Diluted Earnings per Common Share	$0.44	$0.42	$1.29	$1.27
Weighted Average Number of Common Shares Outstanding
Basic:	74,126,890	64,295,973	72,149,684	61,635,988
Diluted:	74,126,890	64,295,973	72,149,684	61,635,988
OTHER COMPREHENSIVE INCOME
Net Income	$33,025	$26,824	$93,406	$78,376
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	74	523	3,292	(1,115)
Comprehensive Net Income	$33,099	$27,347	$96,698	$77,261

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2019	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)
Amortization of Share Based Compensation	—	—	—	—	—	—	633	—	—	633
Net Income	—	—	—	—	—	—	—	28,412	—	28,412
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)
March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549
Issuance of Common Stock	—	—	978,033	—	—	—	17,432	—	—	17,432
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(197)	—	—	(197)
Amortization of Share Based Compensation	—	—	—	—	—	—	881	—	—	881
Net Income	—	—	—	—	—	—	—	31,969	—	31,969
Other Comprehensive Income	—	—	—	—	—	—	—	—	3,112	3,112
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4)	—	(4)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,494)	—	(31,494)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(491)	—	(491)
June 30, 2019	125	$—	72,996,096	$73	1,143,313	$1	$1,492,670	$(29,220)	$1,233	$1,464,757
Issuance of Common Stock	—	—	424	—	—	—	—	—	—	—
Conversions of Class A Common Stock to Common Stock	—	—	4,648	—	(4,648)	—	—	—	—	—
Repurchase of Common Stock for Net Settlement of Share Based Compensation Taxes	—	—	(14,782)	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(31)	—	—	(31)
Amortization of Share Based Compensation	—	—	—	—	—	—	452	—	—	452
Net Income	—	—	—	—	—	—	—	33,025	—	33,025
Other Comprehensive Income	—	—	—	—	—	—	—	—	74	74
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,489)	—	(31,489)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(490)	—	(490)
September 30, 2019	125	$—	72,986,386	$73	1,138,665	$1	$1,493,091	$(28,177)	$1,307	$1,466,295

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2018	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Conversions of Class A Common Stock to Common Stock	—	—	24,071	—	(24,071)	—	—	—	—	—
Repurchases of Common Stock	—	—	(443,570)	—	—	—	(9)	(8,351)	—	(8,360)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)		—	(125)
Amortization of Share Based Compensation	—	—	—	—	—	—	177	—	—	177
Net Income	—	—	—	—	—	—	—	25,114	—	25,114
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(214)	(214)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.42)	—	—	—	—	—	—	—	(24,822)	—	(24,822)
Dividends on Class A Common Stock (Dividends declared per Share of $0.42)	—	—	—	—	—	—	—	(485)	—	(485)
March 31, 2018	—	$—	59,020,613	$60	1,154,547	$1	$1,216,155	$(23,355)	$(248)	$1,192,613
Issuance of Common Stock	—	—	19,352	—	—	—	—	—	—	—
Amortization of Share Based Compensation	—	—	—	—	—	—	197	—	—	197
Net Income	—	—	—	—	—	—	—	26,438	—	26,438
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	(1,424)	(1,424)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(25,415)	—	(25,415)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(496)	—	(496)
June 30, 2018	—	$—	59,039,965	$60	1,154,547	$1	$1,216,352	$(22,828)	$(1,672)	$1,191,913
Issuance of Common Stock	—	—	7,000,000	7	—	—	139,433	—	—	139,440
Conversions of Class A Common Stock to Common Stock	—	—	11,234	—	(11,234)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(857)	—	—	(857)
Repurchases of Common Stock	—	—	(7,235)	—	—	—	—	(148)	—	(148)
Amortization of Share Based Compensation	—	—	—	—	—	—	109	—	—	109
Net Income	—	—	—	—	—	—	—	26,824	—	26,824
Other Comprehensive (Loss)	—	—	—	—	—	—	—	—	523	523
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(28,426)	—	(28,426)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)
September 30, 2018	—	$—	66,043,964	$67	1,143,313	$1	$1,355,037	$(25,070)	$(1,149)	$1,328,886

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$93,406	$78,376
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(12,612)	(11,867)
Amortization of Deferred Financing Costs	14,607	12,103
Loss on Sales of Loans Held for Investment and Available-for-Sale Debt Securities	469	524
Stock Compensation Expense	1,966	483
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	32	103
Accrued Interest Receivable	(8,695)	(4,012)
Accrued Expenses	(2,936)	1,113
Accrued Interest Payable	691	(360)
Payable to Affiliates	1,772	1,677
Deferred Fee Income	(178)	(101)
Other Assets	(656)	149
Net Cash Provided by Operating Activities	87,866	78,188
Cash Flows from Investing Activities:
Origination and Acquisition of Loans Held for Investment	(1,782,995)	(1,622,084)
Advances on Loans Held for Investment	(162,380)	(207,657)
Principal Repayments of Loans Held for Investment	1,248,745	858,130
Sales Proceeds from Loans Held for Investment	—	2,174
Purchase of Available-for-Sale Debt Securities	(632,346)	(143,643)
Sales and Principal Repayments of Available-for-Sale Debt Securities	66,695	146,016
Net Cash (Used in) Investing Activities	(1,262,281)	(967,064)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(732,103)	—
Proceeds from Collateralized Loan Obligations	—	745,904
Payments on Secured Financing Agreements	(2,116,807)	(1,432,221)
Proceeds from Secured Financing Agreements	4,045,279	1,508,313
Payment of Deferred Financing Costs	(6,760)	(18,818)
Payments to Redeem Series A Preferred Stock	—	(125)
Payments to Repurchase Common Stock	(42)	(8,361)
Proceeds from Issuance of Preferred Stock	125	—
Proceeds from Issuance of Common Stock	136,532	139,440
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(207)	(251)
Dividends Paid on Common Stock	(91,143)	(72,857)
Dividends Paid on Class A Common Stock	(1,475)	(1,429)
Dividends Paid on Preferred Stock	(7)	(3)
Net Cash Provided by Financing Activities	1,233,392	859,592
Net Change in Cash, Cash Equivalents, and Restricted Cash	58,977	(29,284)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,720	75,737
Cash, Cash Equivalents and Restricted Cash at End of Period	$99,697	$46,453
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$118,369	$78,707
Taxes Paid	393	208
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, net	80,159	—
Principal Repayments of Available-for-Sale Debt Securities Held by Servicer/Trustee, net	1,388	870
Dividends Declared, not paid	31,982	28,918
Accrued Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	321	606
Accrued Deferred Financing Costs	6,082	3,469
Accrued Share Based Compensation Taxes	—	147
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	3,292	(1,115)

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States and commercial real estate debt securities, including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLO”). As of September 30, 2019, and December 31, 2018, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

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

During the nine months ended September 30, 2019 and the year end December 31, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

The Company generally assigns a risk rating of “3” to all newly originated loan investments during the most recent quarter, except in the case of specific circumstances warranting an exception.

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

Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities

The Company acquires CMBS and CRE CLO investments primarily for short-term cash management and investment purposes. On the acquisition date the Company designates CMBS and CRE CLO investments as available-for-sale debt securities. CMBS and CRE CLO investments that are classified as available-for-sale debt securities are recorded at fair value through other comprehensive income (loss) in the Company’s consolidated financial statements. Additionally, CMBS and CRE CLO investments that are not classified as held-to-maturity and which the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. The Company’s recognition of interest income from its CMBS and CRE CLO investments, including its amortization of premium and discount, follows the Company’s revenue recognition policy as described under “Revenue Recognition” above. The Company uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2019, the Company has transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer, and not the non-consolidated senior loan interest sold or co-originated that the Company transferred.

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

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of our Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Deferred stock units granted to the Company’s Board of Directors fully vest on the grant date and accrue dividends that are paid-in kind on a quarterly basis. Compensation expense is recognized in net income on a straight-line basis over the applicable awards’ vesting period. Forfeitures of share-based awards are recognized as they occur.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2019 and December 31, 2018. The balances in these accounts may exceed the insured limits.

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

The Company has a project plan in place, including running parallel production with a current expected credit loss (“CECL”) estimate during the second half of 2019, and adoption of the standard in the first quarter of 2020. Key project development activities for 2019 include the determination of relevant historical data sets for use in estimating expected credit losses, finalization of a credit loss model, development of the qualitative framework, completion and documentation of policies and procedures, additional disclosures, and control testing.

The CECL project plan establishes a parallel processing timeline that includes milestones for enhanced credit loss models and related analytics, development of the qualitative framework, and parallel decision processes. A suite of controls including governance, data, forecast, and model controls have been designed to support the parallel process. Controls will be challenged and enhanced throughout the remainder of 2019, specifically regarding the precision of the controls and extent of documentation.

Initial work to develop the analytical framework, and evaluate sensitivities, indicates that investment vintage, loan-to-value ratio, debt yield and debt service coverage, and economic growth rates are important drivers of estimated expected credit losses. The Company’s project plan incorporates steps to address qualitative adjustments, additional disclosures, and controls related to the credit loss model inputs and results.

The Company will continue to review and challenge its credit loss models, assumptions, methodologies and judgements. The impact to the Company’s financial statements at adoption will also be influenced by the composition and credit quality of its mortgage loan investment portfolio and available-for-sale debt securities at the adoption date, as well as the Company’s macroeconomic forecasts at that time. The cumulative impact of the Company’s estimated expected credit losses will be reflected as an adjustment to retained earnings at adoption. Subsequent increases and decreases to estimated expected credit losses will flow through the Company’s statement of operations.

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

During the three months ended September 30, 2019, the Company originated or acquired six mortgage loans with a total commitment of $805.3 million, an initial unpaid principal balance of $654.0 million, and unfunded commitments at closing of $151.3 million. For the nine months ended September 30, 2019, the Company originated or acquired 25 mortgage loans with a total commitment of approximately $2.3 billion, initial unpaid principal balance of $1.8 billion, and unfunded commitments at closing of $0.5 billion (including a non-consolidated senior interest with a total loan commitment of $132.0 million). The following tables present an overview of the mortgage loan investment portfolio as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$5,031,640	$(18,810)	$5,012,830
Subordinated and mezzanine loans	5,000	(318)	4,682
Subtotal before allowance	5,036,640	(19,128)	5,017,512
Allowance for loan losses	—	—	—
Total	$5,036,640	$(19,128)	$5,017,512

	December 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,313,591	$(19,804)	$4,293,787
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,313,591	(19,804)	4,293,787
Allowance for loan losses	—	—	—
Total	$4,313,591	$(19,804)	$4,293,787

For the nine months ended September 30, 2019, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2018	$4,293,787
Additions during the period:
Loans originated and acquired	1,782,995
Additional fundings	162,380
Amortization of origination fees	12,621
Deductions during the period:
Collection of principal	(1,234,271)
Balance at September 30, 2019	$5,017,512

During the nine months ended September 30, 2019, the Company co-originated a $167.0 million construction loan, of which $132.0 million is accounted for as a non-consolidated senior interest. At closing, the Company retained a mezzanine loan investment with a total loan commitment of $35.0 million, an initial unpaid principal balance of $5.0 million, and an interest rate of LIBOR plus 10.3%. During the three months ended September 30, 2019, no additional loan fundings were made under this loan.

At September 30, 2019 and December 31, 2018, there was no unamortized loan discount or premium included in loans held for investment at amortized cost on the consolidated balance sheets.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Rating	September 30, 2019	December 31, 2018
1	$—	$29,923
2	748,717	959,314
3	4,001,470	3,099,401
4	267,325	205,149
5	—	—
Totals	$5,017,512	$4,293,787

Weighted Average Risk Rating(1)	2.9	2.8

(1)	Weighted Average Risk Rating calculated based on carrying value at period end.

The weighted average risk rating at September 30, 2019 was 2.9, an increase from the 2.8 weighted average risk rating at December 31, 2018. During the three months ended September 30, 2019, one loan was moved from the Company’s Category 3 risk rating into its Category 2 risk rating, resulting from recent improvements in the operating performance of the underlying collateral. Additionally, during the three months ended September 30, 2019, one loan was moved from the Company’s Category 3 risk rating into its Category 4 risk rating because of the decline in operating performance of the underlying collateral during the current period. The Company generally assigns a risk rating of “3” to all newly originated loan investments during the most recent quarter, except in the case of specific circumstances warranting an exception.

At September 30, 2019 and December 31, 2018, there were no loans on non-accrual status or that were impaired; thus, the Company did not record any allowance for loan losses.

(4) Available-for-Sale Debt Securities

During the nine months ended September 30, 2019, the Company purchased for short-term cash management and investment purposes 27 CRE CLO investments for an aggregate purchase price of $602.4 million. The purchased CRE CLO investments consist of floating rate, investment grade rated debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 2.0%.

As of September 30, 2019 and December 31, 2018, the Company had 29 and four CMBS and CRE CLO investments, respectively, designated as available-for-sale debt securities. During the three months ended September 30, 2019, the Company sold two of its CMBS investments, and sold a partial interest in one CMBS investment, for total net proceeds of $46.2 million, recognizing a loss on sale of $0.5 million in Other Income, net. Details of the carrying and fair values of the Company’s CMBS and CRE CLO investment portfolio are as follows (dollars in thousands):

	September 30, 2019
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized Gain (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$630,302	$220	$1,307	$631,829

	December 31, 2018
	Face Amount	Unamortized Premium (Discount), net	Gross Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
CMBS and CRE CLO Investments	$76,404	$(38)	$(1,985)	$74,381

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

The Company’s CMBS and CRE CLO investments have a weighted average contractual maturity, based on estimated fair value, of 15.7 years. The amortized cost and estimated fair value of the Company’s CMBS and CRE CLO investments by contractual maturity are shown in the following table (dollars in thousands):

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Maturity Date
Within five years	$27,834	$27,776
After five years	602,688	604,053
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$630,522	$631,829

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$37,929	$38,076
After five years	38,436	36,305
Total investment in CMBS and CRE CLO securities, at amortized cost and estimated fair value	$76,365	$74,381

As of September 30, 2019, two of the Company’s CMBS and CLO investments were in an unrealized loss position. During the nine months ended September 30, 2019 and year ended December 31, 2018, these CMBS and CLO investments traded at, or near, their carrying values, and interest and principal payments are current. The CMBS and CLO investments that were in an unrealized loss position as of September 30, 2019 were not in an unrealized loss position for more than 12 months. Currently, all of the underlying mortgage loans are performing. No other-than-temporary impairments were recognized through income during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

(5) Variable Interest Entities and Collateralized Loan Obligations

On November 29, 2018 (the “FL2 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2018-FL2”) through its wholly-owned subsidiaries TRTX 2018-FL2 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL2 Issuer”), and TRTX 2018-FL2 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL2 Co-Issuer” and together with the FL2 Issuer, the “FL2 Issuers”). On the FL2 Closing Date, FL2 Issuer issued $872.6 million principal amount of notes (the “FL2 Notes”). The FL2 Co-Issuer co-issued $795.1 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL2 Notes, the FL2 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL2 Preferred Shares” and, together with the FL2 Notes, the “FL2 Securities”), to TRTX 2018-FL2 Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL2 Retention Holder”). Through FL2 Retention Holder, the Sub-REIT retained ownership of $205.0 million of FL2 Notes issued and FL2 Preferred Shares. Additionally, as of September 30, 2019, the Company holds as an investment $14.7 million (principal amount) of FL2 Notes, all of which were purchased during the three months ended March 31, 2019.

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

For the three months ended September 30, 2019, the Company utilized the reinvestment feature five times, contributing FL2 Additional Interests of $167.9 million, and receiving net cash proceeds of $53.2 million, after the repayment of $114.7 million of existing borrowings, including accrued interest, secured by the FL2 Additional Interests. For the nine months ended September 30, 2019, the Company utilized the reinvestment feature nine times, contributing FL2 Additional Interests of $269.2 million, and receiving net cash proceeds of $76.7 million, after the repayment of $192.5 million of existing borrowings, including accrued interest, secured by the FL2 Additional Interests.

The Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL2 Notes, or the FL2 Notes. As of September 30, 2019, the Company’s unamortized issuance costs were $6.7 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and nine months ended September 30, 2019, interest expense (excluding amortization of deferred financing costs) of $7.4 million and $22.7 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

As of September 30, 2019, FL2 Mortgage Assets represented 18.3% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of $920.0 million.

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

On August 16, 2019, the Company redeemed TRTX 2018-FL1 utilizing its contractual call option, by repurchasing all of the outstanding FL1 Securities for total consideration of $509.5 million. The collateral interests related to the redeemed FL1 Securities were refinanced with secured revolving repurchase agreement borrowings, which generated additional net cash proceeds of $32.2 million. For the three months ended September 30, 2019, as a result of the redeeming TRTX 2018-FL1, the Company expensed $0.04 million of unamortized issuance costs as interest expense in the consolidated statements of income and comprehensive income.

The Company incurred approximately $9.8 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL1 Notes, or the FL1 Notes.

Interest expense on the outstanding FL1 Notes is payable monthly. For the three and nine months ended September 30, 2019, interest expense (excluding amortization of deferred financing costs) of $1.7 million and $11.6 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

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

The Company’s total assets and total liabilities as of September 30, 2019 and December 31, 2018 included the following VIE assets and liabilities of TRTX 2018-FL2 and TRTX 2018-FL1 (dollars in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Cash and Cash Equivalents	$2,215	$3,896
Accounts Receivable from Servicer/Trustee	80,159	94,763
Accrued Interest Receivable	1,423	3,672
Loans Held for Investment	920,008	1,824,281
Total Assets	$1,003,805	$1,926,612
LIABILITIES
Accrued Interest Payable	$(1,266)	$(2,637)
Accrued Expenses	(619)	(668)
Collateralized Loan Obligations	(788,388)	(1,514,790)
Total Liabilities	$(790,273)	$(1,518,095)

The following table outlines TRTX 2018-FL2 and TRTX 2018-FL1 loan collateral and borrowings under the TRTX 2018-FL2 and TRTX 2018-FL1 collateralized loan obligations as of September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$920,009	$920,009	$(795,133)	$(788,388)

December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,824,281	$1,824,281	$(1,527,237)	$(1,514,790)

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

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, Term Loan Facility, and Asset-Specific Financing

At September 30, 2019 and December 31, 2018, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility and asset-specific financings for certain of the Company’s originated loans. In general, these financing arrangements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financing as of September 30, 2019 and December 31, 2018. Except as otherwise noted, all agreements are on a non-recourse basis (dollars in thousands):

	September 30, 2019
Financing Arrangement	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/20	1 Month LIBOR	2.0%	4.0%	$750,000	$268,941	$481,059	$743,422
Wells Fargo(1)	04/18/22	1 Month LIBOR	1.7	3.7	750,000	26,126	723,874	996,196
Barclays(1)	08/13/22	1 Month LIBOR	1.5	3.6	750,000	453,396	296,604	370,900
Morgan Stanley(1)	05/04/20	1 Month LIBOR	2.1	4.1	500,000	152,419	347,581	461,922
JP Morgan(1)	08/20/21	1 Month LIBOR	1.7	3.7	590,290	—	590,290	753,045
US Bank(1)	07/09/22	1 Month LIBOR	1.6	3.7	285,003	23,210	261,793	328,619
Subtotal - Loan Investments					$3,625,293	$924,092	$2,701,201	$3,654,104
Goldman Sachs(2)	10/07/19	1 Month LIBOR	1.0%	3.1%	27,494	—	27,494	32,942
JP Morgan(2)	10/16/19	1 Month LIBOR	0.9	2.9	396,189	—	396,189	453,635
Wells Fargo(2)	10/18/19	1 Month LIBOR	1.0	3.0	111,140	—	111,140	130,557
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	—	—	—	—
Subtotal - CMBS and CRE CLO Investments					$534,823	—	$534,823	$617,134
Subtotal					$4,160,116	$924,092	$3,236,024	$4,271,238

Term Loan Facility
Institutional Asset Manager	10/31/19	1 Month LIBOR	N/A	N/A	$750,000	$750,000	—	—

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month LIBOR	1.8%	3.8%	500,000	298,363	201,637	253,954
Citibank(3)	07/12/20	1 Month LIBOR	2.3	4.3	160,000	127,400	32,600	14,572
Subtotal					$660,000	$425,763	$234,237	$268,526

Asset-specific Financing
BMO Harris Bank(1)	04/09/20	1 Month LIBOR	2.7%	4.7%	$32,500	—	$32,500	$45,000
Institutional Lender	10/09/20	1 Month LIBOR	4.2	6.2	77,000	—	77,000	112,000
Subtotal					$109,500	—	$109,500	$157,000

Total					$5,679,616	$2,099,855	$3,579,762	$4,696,764

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll over date for the applicable underlying trade confirmation, subsequent to September 30, 2019. All of the financing arrangements were extended subsequent to period end.

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

At September 30, 2019 and December 31, 2018, the Company had six and five secured revolving repurchase agreements to finance its loan investing activities, respectively. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at September 30, 2019 and December 31, 2018 consisted of 63 and 51 mortgage loans, or participation interests therein, respectively. The Company’s secured revolving repurchase agreements secured by commercial mortgage loans are considered long-term borrowings.

During the three months ended September 30, 2019, the Company closed a $750 million secured revolving repurchase agreement with Barclays Bank PLC with a maturity date of August 13, 2022.

At September 30, 2019 and December 31, 2018, the Company had four and two secured revolving repurchase agreements to finance its CMBS and CRE CLO investment activities, of which the commitment amounts are based on the assets pledged. Credit spreads also vary depending upon the collateral type and advance rate. CMBS and CRE CLO investments pledged consisted of 27 CRE CLO investments at September 30, 2019 and two CMBS investments at December 31, 2018.

The Company’s secured revolving repurchase agreements secured by CMBS and CRE CLO investments are considered short-term borrowings.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CMBS and CRE CLO investments, including counterparty concentration risks, at September 30, 2019 (dollars in thousands):

	September 30, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$743,422	$745,105	$481,852	$263,253	18.0%	1,054
Wells Fargo Bank	750,000	996,196	997,588	724,730	272,858	18.6	931
Barclays	750,000	370,900	370,299	297,045	73,254	5.0	1,048
Morgan Stanley Bank(4)	500,000	461,922	460,110	348,412	111,698	7.6	N/A
JP Morgan Chase Bank	590,290	753,045	750,018	590,820	159,198	10.9	1,420
US Bank	285,003	328,619	327,975	262,102	65,873	4.5	1,744
Subtotal / Weighted Average	$3,625,293	$3,654,104	$3,651,095	$2,704,961	$946,134		1,184

CMBS and CRE CLO Investment Financings
Goldman Sachs Bank	$27,494	$32,942	$33,138	$27,594	$5,544	0.4%	7
JP Morgan	396,189	453,635	459,030	396,723	62,307	4.2	17
Wells Fargo	111,140	130,557	131,306	111,388	19,918	1.4	18
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$534,823	$617,134	$623,474	$535,705	$87,769		17

Total / Weighted Average - Loans, CMBS and CRE CLO	$4,160,116	$4,271,238	$4,274,569	$3,240,666	$1,033,903		968

(1)

Loan amounts shown in the table include interest receivable of $14.4 million and are net of premium, discount and origination fees of $17.5 million. CMBS and CRE CLO investment amounts shown in the table include interest receivable of $4.7 million and are net of premium, discount, and unrealized gains of $1.6 million.

(2)

Loan amounts shown in the table include interest payable of $3.8 million and do not reflect unamortized deferred financing fees of $12.2 million. CMBS and CRE CLO investments shown in the table include interest payable of $0.9 million.

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

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO investment secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to September 30, 2019.

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

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. CMBS and CRE CLO investment extended maturity represents the sooner of the next maturity date of the CMBS and CRE CLO secured revolving repurchase agreement, or roll date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of September 30, 2019 and December 31, 2018.

Term Loan Facility

The Company is the borrower under a term loan facility with an institutional asset manager as the lender. The term loan facility has capacity up to $750 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. The term loan facility is non-recourse and has no mark-to-market provisions. As of September 30, 2019, the Company had no loan investments pledged to the term loan facility and no outstanding borrowings.

The agreement includes various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of September 30, 2019 and December 31, 2018.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $201.6 million outstanding as of September 30, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current initial maturity of this agreement is September 29, 2020.

The Company has a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At September 30, 2019, $32.6 million was outstanding on the Credit Agreement.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of September 30, 2019 and December 31, 2018.

Asset-Specific Financings

As of September 30, 2019 and December 31, 2018, the Company had two and one asset-specific financing arrangements, respectively, to finance certain of its lending activities.

On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances. As of September 30, 2019, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.2%. The current initial maturity of this agreement is October 9, 2020.

The BMO Harris asset-specific financing outstanding at September 30, 2019 allows for additional advances up to a specified cap and is secured by one loan held for investment. Holdco has delivered a payment guarantee in favor of BMO Harris, the lender, as additional credit support for the financing. The liability of Holdco under this guarantee is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the financing. In addition, Holdco has delivered a non-recourse carveout guarantee, which can trigger recourse to Holdco as a result of certain “bad boy” defaults for losses incurred by BMO Harris or the entire outstanding obligations of the financing borrower, depending on the nature of the “bad boy” default in question. As of September 30, 2019, the asset-specific financing principal balance is $32.5 million and bears interest at LIBOR plus 2.7%. The current initial maturity of this agreement is April 9, 2020. The BMO Harris asset-specific financing is guaranteed by Holdco, and the agreement includes guarantor covenants regarding liquid assets and net worth requirements.

The asset-specific financing agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of September 30, 2019 and December 31, 2018.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to September 30, 2019 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Term loan facility	Asset-specific financing
2019	$114,547	$808,748	$—	$—	$—
2020	254,323	1,103,299	234,237	—	109,500
2021	276,149	696,805	—	—	—
2022	135,414	627,172	—	—	—
2023	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$780,433	$3,236,024	$234,237	$—	$109,500

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At September 30, 2019, the Company had $97.9 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 (as of December 31, 2018) and TRTX 2018-FL2 (as of September 30, 2019 and December 31, 2018), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company did not have any non-recurring fair value items as of September 30, 2019 and December 31, 2018.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	September 30, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$5,017,512	—	—	$5,044,210
Financial Liabilities
Term Loan Facility	—	—	—	—
Collateralized Loan Obligations	773,688	—	—	773,688
Secured Financing Arrangements	3,565,238	—	—	3,565,238

	December 31, 2018
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,293,787	—	—	$4,317,844
Financial Liabilities
Term Loan Facility	113,504	—	—	113,504
Collateralized Loan Obligations	1,509,930	—	—	1,509,930
Secured Financing Arrangements	1,526,449	—	—	1,526,449

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV ratio, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended September 30, 2019 or December 31, 2018.

At September 30, 2019 and December 31, 2018, the estimated fair value of Loans Held for Investment was $5.0 billion and $4.3 billion, respectively. The weighted average gross spread at September 30, 2019 and December 31, 2018 was 3.7% and 3.9%, respectively. The weighted average years to maturity at September 30, 2019 and December 31, 2018 was 3.8 years and 3.9 years, respectively, assuming full extension of all loans.

At September 30, 2019 and December 31, 2018, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At September 30, 2019 and December 31, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1 and TRTX 2018-FL2 approximates fair value as current borrowing spreads reflect market terms.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2019 and December 31, 2018, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2019 and 2018, respectively the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three and nine months ended September 30, 2019 and 2018, the Company incurred no federal, state and local tax expense relating to its TRSs. For the three months ended September 30, 2019 and 2018, the Company recognized $0.1 million and $0.0 million, respectively, of federal, state and local tax expense. For the nine months ended September 30, 2019 and 2018, the Company recognized $0.5 million and $0.2 million, respectively, of federal, state and local tax expense. At September 30, 2019 and 2018, the Company’s effective tax rate was 0.6% and 0.3%, respectively.

At September 30, 2019 and December 31, 2018, the Company had no deferred tax assets or liabilities.

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

Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) or 1.50% per annum (0.375% per quarter) of the Company’s “Equity.” The base management fee is payable in cash, quarterly in arrears. As amended, “Equity” means (a) the sum of (1) the net proceeds received by the Company and, without duplication, the Company’s subsidiaries, from all issuances of the Company’s and the subsidiaries’ equity securities, including for the avoidance of doubt issuances of common stock and Class A common stock by the Company prior to the completion of the Company’s initial public offering (for purposes of calculating this amount, the net proceeds received by the Company from all issuances of the Company’s outstanding common stock and Class A common stock prior to the completion of the Company’s initial public offering equals approximately $1.0 billion), plus (2) the value of contributions, including, without limitation, contributions of assets or interests in assets in exchange for equity securities, made by persons other than the Company or a subsidiary of the Company, from time to time, to the capital of the Company or another subsidiary of the Company plus (3) the Company’s cumulative Core Earnings for the period commencing on the completion of the Company’s initial public offering to the end of the most recently completed calendar quarter, and (b) less (1) any distributions made by the Company to the holders of the Company’s equity securities and any distributions made by the Company’s subsidiaries to the holders of the subsidiaries’ equity securities (other than to the Company or another subsidiary of the Company) following the completion of the Company’s initial public offering, (2) any amount that the Company or any of the Company’s subsidiaries has paid to repurchase for cash the Company’s common stock or Class A common stock following the completion of the Company’s initial public offering and (3) any Incentive Compensation earned by the Manager following the completion of the Company’s initial public offering. With respect to that portion of the period from and after the completion of the Company’s initial public offering that is used in the calculation of Incentive Compensation or the base management fee, all items in the foregoing sentence (other than the Company’s cumulative Core Earnings) will be calculated on a daily weighted average basis.

The Manager is also entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter following the completion of the Company’s initial public offering (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period (or such lesser number of completed calendar quarters, if applicable), including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters following the completion of the Company’s initial public offering) is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement, as amended, specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

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

Management Fees Incurred and Paid for the three and nine months ended September 30, 2019 and September 30, 2018

For the three and nine months ended September 30, 2019 and 2018, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management Agreement fees incurred	$7,586	$6,047	$21,465	$17,586
Management Agreement fees paid	7,371	5,909	19,979	16,771

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at September 30, 2019 and December 31, 2018 are $7.6 million and $6.0 million, respectively.

The Company is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of income and comprehensive income expense category or the consolidated balance sheets based on the nature of the item. For the three months ended September 30, 2019 and 2018, the Company reimbursed the Manager $0.3 million, respectively for expenses that were incurred on its behalf. For the nine months ended September 30, 2019 and 2018, the Company reimbursed the Manager $0.9 million, respectively for expenses that were incurred on its behalf.

As of September 30, 2019, $0.2 million remained outstanding that was reimbursable by the Company to the Manager. As of December 31, 2018, no amounts remained outstanding that were reimbursable by the Company to the Manager.

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

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2019 and 2018, $0.1 million and $.03 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the nine months ended September 30, 2019 and 2018, $0.4 million and $0.1 million, respectively of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan.

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Attributable to TPG RE Finance Trust, Inc.	$33,022	$26,824	$93,396	$78,373
Participating Securities' Share in Earnings	(113)	(27)	(392)	(96)
Net Income Attributable to Common Stockholders	$32,909	$26,797	$93,004	$78,277
Weighted Average Common Shares Outstanding, Basic and Diluted	74,126,890	64,295,973	72,149,684	61,635,988
Per Common Share Amount, Basic and Diluted	$0.44	$0.42	$1.29	$1.27

(1)	Totals may not sum due to rounding

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and nine months ended September 30, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

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

Preferred Stock

During the three and nine months ended September 30, 2019, a subsidiary of the Company declared and paid a dividend of $0.003 million and $0.01 million, respectively on the subsidiary’s outstanding Series A preferred shares. No dividends were paid on the subsidiary’s outstanding Series A preferred shares during the three and nine months ended September 30, 2018.

Common and Class A Common Stock

On September 17, 2019, the Company’s Board of Directors declared a dividend for the third quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which dividend was payable on October 25, 2019 to holders of record of our common stock and Class A common stock as of September 27, 2019. On September 18, 2018, the Company declared a dividend for the third quarter of 2018 in the amount of $0.43 per share of common stock and Class A common stock, or $28.9 million in the aggregate, which was paid on October 25, 2018 to holders of record of our common stock and Class A common stock as of September 28, 2018.

For the nine months ended September 30, 2019 and 2018, common stock and Class A common stock dividends in the amount of $95.6 million and $80.1 million were declared and approved, respectively.

As of September 30, 2019 and December 31, 2018, $32.0 million and $29.0 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Other Comprehensive Gain (Loss) Income

For the three months ended September 30, 2019 and 2018, other comprehensive gain (loss) income was $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2019 and 2018, other comprehensive (loss) income was $3.3 million and $(1.1) million, respectively. Other comprehensive (loss) income is a result of unrealized (losses) gains on available-for-sale securities (CMBS and CRE CLO investments held at period-end).

(13) Share-based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of September 30, 2019, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. As of September 30, 2019, there were 263,000 shares of common stock that will vest as follows: 35,404 shares in 2019; 93,876 shares in 2020; 93,877 shares in 2021; and 39,843 shares in 2022. As of September 30, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $4.2 million. This non-cash expense is expected to be recognized over a weighted average period of 1.5 years from September 30, 2019.  For the three and nine months ended September 30, 2019, the Company recognized $0.5 million and $2.0 million, respectively of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.5 million, respectively of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

During the nine months ended September 30, 2019, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. The deferred stock units were fully vested on the grant date and accrue dividends that are paid-in kind on a quarterly basis. On May 14, 2019, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units with an aggregate fair value of $0.3 million, which is included in share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

During the three months ended September 30, 2019, the Company accrued 424 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock and Class A common stock as of September 27, 2019.

(14) Commitments and Contingencies

Unfunded Commitments

As of September 30, 2019 and December 31, 2018, the Company had $661.4 million and $634.2 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of September 30, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of September 30, 2019 and December 31, 2018 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	September 30, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,581,098	$424,828	45.2%	$2,156,270	43.0%
Multifamily	1,391,725	70,433	24.4	1,321,292	26.2
Hotel	716,293	71,036	12.6	645,257	12.8
Mixed Use	703,725	86,968	12.4	616,757	12.2
Condominium	101,208	3,356	1.8	97,852	1.9
Retail	91,999	4,787	1.6	87,212	1.7
Other	112,000	—	2.0	112,000	2.2
Total	$5,698,048	$661,408	100.0%	$5,036,640	100.0%

	December 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,898,511	$316,510	38.5%	$1,582,001	36.8%
Multifamily	1,247,860	131,177	25.2	1,116,683	25.9
Mixed Use	838,200	114,748	16.9	723,452	16.8
Hotel	508,450	10,896	10.3	497,554	11.5
Retail	233,555	50,247	4.7	183,308	4.2
Condominium	154,673	10,580	3.1	144,093	3.3
Industrial	66,500	—	1.3	66,500	1.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	September 30, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,519,990	$223,043	44.2%	$2,296,947	45.5%
South	1,236,798	120,045	21.7	1,116,753	22.2
West	1,034,479	185,646	18.2	848,833	16.9
Midwest	683,704	108,770	12.0	574,934	11.4
Various	223,077	23,904	3.9	199,173	4.0
Total	$5,698,048	$661,408	100.0%	$5,036,640	100.0%

	December 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,084,807	$170,131	42.1%	$1,914,676	44.4%
South	1,525,173	270,933	30.8	1,254,240	29.1
West	760,416	100,422	15.4	659,994	15.3
Midwest	577,353	92,672	11.7	484,681	11.2
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Category

A summary of the loan portfolio by category as of September 30, 2019 and December 31, 2018 based on total loan commitment and current UPB is as follows (dollars in thousands):

	September 30, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,337,442	$77,387	41.1%	$2,260,055	44.9%
Light Transitional	1,700,366	179,674	29.8	1,520,692	30.2
Moderate Transitional	1,625,240	374,347	28.5	1,250,893	24.8
Construction	35,000	30,000	0.6	5,000	0.1
Total	$5,698,048	$661,408	100.0%	$5,036,640	100.0%

	December 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,414,456	$199,397	48.8%	$2,215,059	51.3%
Light Transitional	1,513,227	212,290	30.6	1,300,937	30.2
Moderate Transitional	1,020,066	222,471	20.6	797,595	18.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Loan commitments represent principal commitments made by the Company at September 30, 2019 and December 31, 2018, respectively.

(16) Subsequent Events

The following events occurred subsequent to September 30, 2019:

Investment Activity

From October 1, 2019 through October 28, 2019, the Company has closed, or is in the process of closing, five first mortgage loans with a total loan commitment amount of $475.8 million and an estimated initial unpaid principal balance of $428.9 million.

Senior Mortgage Loan Repayments

From October 1, 2019 through October 28, 2019, the Company received full loan repayments related to seven of its first mortgage loans with a total loan commitment and unpaid principal balance of $369.4 million and $365.9 million, respectively. These mortgage loan repayments consist of six Category 3 risk rated loans with a total loan commitment of $290.4 million and unpaid principal balance of $286.9 million, and a Category 2 risk rated loan with a total loan commitment of $79.0 million and unpaid principal balance $79.0 million, as of September 30, 2019. In connection with the repayment in full of a $45.0 million first mortgage loan, the Company retired the BMO Harris asset-specific financing totaling $32.5 million.

Financing Activity

On October 25, 2019 (the “FL3 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2019-FL3”) through its wholly-owned subsidiaries TRTX 2019-FL3 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL3 Issuer”), and TRTX 2019-FL3 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL3 Co-Issuer” and together with the FL3 Issuer, the “FL3 Issuers”). On the FL3 Closing Date, FL3 Issuer issued $1,230.3 million principal amount of notes (the “FL3 Notes”). The FL3 Co-Issuer co-issued $1,039.6 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL3 Notes, the FL3 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL3 Preferred Shares” and, together with the FL3 Notes, the “FL3 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and wholly owned subsidiary of the Sub-REIT (“FL3 Retention Holder”). Through FL3 Retention Holder, the Sub-REIT retained ownership of $190.7 million of FL3 Notes issued and FL3 Preferred Shares.

Proceeds from the issuance of the FL3 Securities were used by the FL3 Issuers to purchase 2 commercial real estate whole loans (the “FL3 Whole Loans”) and 20 fully-funded pari passu participations in mortgage loans (the “FL3 Pari Passu Participations,” and, together with the FL3 Whole Loans and the FL3 Additional Interests (as defined below), the “FL3 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL3 Mortgage Assets were purchased by the FL3 Issuer from TRTX Master CLO Loan Seller, LLC, a Delaware limited liability company, a wholly-owned subsidiary of the Company and an affiliate of the FL3 Issuers. TRTX 2019-FL3 contains a modification feature to allow the FL3 Issuer to modify certain economic terms, including without limitation, the interest rate and maturity date of FL3 Mortgage Assets, subject to certain limitations, to provide additional flexibility with respect to the underlying collateral where appropriate to do so. TRTX 2019-FL3 also contains a reinvestment feature that, subject to certain eligibility criteria, allows the Company during the 24 months after closing of FL3 to contribute new loans or participation interests (the “FL3 Additional Interests”) in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

Cash Dividend

On October 25, 2019, the Company paid a cash dividend on its common stock and Class A common stock of $0.43 per share, or $32.0 million, to stockholders of record as of September 27, 2019.

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

As of September 30, 2019, our mortgage loan investment portfolio consisted of 69 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.7 billion, an aggregate unpaid principal balance of $5.0 billion, a weighted average credit spread of 3.7%, a weighted average all-in yield of 6.0%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.8 years, and a weighted average LTV of 65.9%. As of September 30, 2019, 100.0% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.9% were first mortgage loans and 0.1% was a mezzanine loan. As of September 30, 2019, we had $661.4 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

In addition, as of September 30, 2019, we held for cash management and short-term investment purposes 29 CMBS and CRE CLO investments, with an aggregate face amount of $630.3 million and a weighted average coupon, including LIBOR, of 4.1%.

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

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended September 30, 2019, we recorded earnings per diluted common share of $0.44, an increase of $0.01 from the quarter ended June 30, 2019, primarily due to growth in our net interest income, offset by the impact of the issuance of 6.9 million common shares during the current year. Core Earnings per diluted common share was $0.45 for the three months ended September 30, 2019, an increase of $0.01 from the prior quarter.

For the three months ended September 30, 2019, we declared a cash dividend of $0.43 per share. Our book value per common share as of September 30, 2019 was $19.78, a $0.02 increase from our book value per common share as of June 30, 2019, primarily due to an increase in GAAP net income during the current period. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net Income Attributable to TPG RE Finance Trust, Inc.(1)	$33,022	$31,965
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	74,126,890	73,963,337
Basic and Diluted Earnings per Common Share(2)	$0.44	$0.43
Dividends Declared per Common Share(2)	$0.43	$0.43

(1)	Represents net income attributable to holders of our common stock and Class A common stock.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net Income Attributable to Common Stockholders(1)	$32,909	$31,827
Non-Cash Compensation Expense	452	881
Depreciation and Amortization Expense	—	—
Unrealized Gains (Losses)	—	—
Other Items	—	—
Core Earnings	$33,361	$32,708
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	74,126,890	73,963,337
Core Earnings per Common Share, Basic and Diluted(2)	$0.45	$0.44

(1)	Represents GAAP net income attributable to our common and Class A common stockholders.
(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	September 30, 2019	June 30, 2019
Total Stockholders’ Equity	$1,466,295	$1,464,757
Preferred Stock	125	125
Stockholders’ Equity, Net of Preferred Stock	$1,466,170	$1,464,632
Number of Common Shares Outstanding at Period End(1)(2)	74,125,051	74,139,409
Book Value per Common Share(2)	$19.78	$19.76

(1)	Includes shares of common stock and Class A common stock.
(2)	Number of common shares outstanding at period end includes common stock and Class A common stock.

Third Quarter 2019 Highlights

Operating Results:

•	Generated GAAP net income of $33.0 million, an increase of $1.0 million, or 3.1%, as compared to the quarter ended June 30, 2019.
•	Increased Core Earnings to $33.4 million, or $0.45 per share, an increase of $0.7 million as compared to the quarter ended June 30, 2019.
•	Declared dividends of $32.0 million, or $0.43 per share, representing an annualized dividend yield of 8.7% on book value per common share of $19.78 as of September 30, 2019.

Investment Portfolio Activity:

•

Originated six loans with a total commitment of $805.3 million, an initial unpaid principal balance of $654.0 million, unfunded commitments upon closing of $151.3 million, a weighted average LTV of 70.1%, and a weighted average interest rate of LIBOR plus 2.89%.

•	Funded $45.2 million of commitments in connection with existing loans with future funding obligations.
•	Received proceeds of $511.9 million from principal repayments from our loan portfolio.

Portfolio Financing Activity:

•	On August 16, 2019, we redeemed TRTX 2018-FL1 utilizing its contractual call option, by repurchasing all of the outstanding FL1 Securities for total consideration of $509.5 million.
•	Closed a $750 million secured revolving repurchase agreement with Barclays Bank PLC with a maturity date of August 13, 2022.

Available Liquidity:

•

At September 30, 2019, we had unrestricted cash available for investment of $99.3 million, a portion of which is subject to certain liquidity covenants, and CMBS and CRE CLO investments with an aggregate face amount of $630.3 million available-for-sale.

•

At September 30, 2019, we had undrawn capacity (liquidity available to us without the need to pledge more collateral to our lenders) of $118.1 million under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, with nine lenders to finance our loan investment activity:

•

These financing arrangements have an aggregate maximum commitment amount of $5.0 billion and a weighted average interest rate of LIBOR plus 1.8%, providing stable financing, with mark-to-market provisions limited to asset and, in one instance, market-specific events and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 3.2 years.

•

As of September 30, 2019, we had $5.6 billion of financing capacity under secured revolving repurchase agreements, senior secured and secured credit agreements, and a term loan facility, provided by ten lenders to finance our loan and CMBS and CLO investment activities. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan or CMBS and CRE CLO investments we pledge to them to secure additional borrowings:

•

These financing arrangements have an aggregate maximum commitment amount of $5.6 billion and credit spreads based upon the LTV and other risk characteristics of collateral pledged, which together provide stable financing with mark-to-market provisions generally limited to asset and, in one instance, market-specific events, and a weighted average term to extended maturity (assuming we have exercised all extension options and term out provisions) of 2.7 years. These financing arrangements are generally 25% recourse to Holdco, except with respect to our secured credit agreement, which is 100% recourse to Holdco, and our term loan facility which is non-recourse.

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

Portfolio Overview

Loan Portfolio

During the three months ended September 30, 2019, we originated six loans with a total loan commitment amount of $805.3 million, of which $654.0 million was funded at closing. Other loan fundings included $45.2 million of deferred fundings related to previously originated loan commitments, and proceeds from loan repayments totaled $511.9 million. We generated interest income of $92.4 million, incurred interest expense of $47.9 million, and generated net interest income of $44.5 million during the three months ended September 30, 2019.

The following table details our loan activity by unpaid principal balance (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Loan originations and acquisitions — initial funding	$654,032	$1,794,940
Other loan fundings(1)	45,249	162,380
Loan repayments	(511,868)	(1,234,271)
Total loan fundings, net	$187,413	$723,049

(1)	Additional fundings made under existing loan commitments during the three months ended September 30, 2019.

The following table details overall statistics for our loan portfolio as of September 30, 2019 (dollars in thousands):

	Total Loan Portfolio	Balance Sheet Portfolio
Number of loans	71	70
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitment	$5,830,048	$5,698,048
Unpaid principal balance	$5,036,640	$5,036,640
Unfunded loan commitments(1)	$661,408	$661,408
Carrying value	$5,017,512	$5,017,512
Weighted average credit spread(2)	3.7%	3.7%
Weighted average all-in yield(2)	6.0%	6.0%
Weighted average term to extended maturity (in years)(3)	3.8	3.8
Weighted average LTV(4)	65.9%	65.9%

(1)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in some instances to finance development.

(2)

As of September 30, 2019, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2019 for weighted average calculations.

(3)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2019, based on the unpaid principal balance of our total loan exposure, 61.8% of our loans were subject to yield maintenance or other prepayment restrictions and 38.2% were open to repayment by the borrower without penalty.

(4)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2019, divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan.  The as-is or as-stabilized (as appropriate) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to September 30, 2019.

CMBS and CRE CLO Investment Portfolio

We invest from time to time in CMBS and CRE CLO investments as part of our investment strategy, often as a short-term cash management tool. As of September 30, 2019, our CMBS and CRE CLO investment portfolio consisted of two fixed rate and 27 floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in Texas, with no state representing more than 15.1% of an investment’s current face amount. Additionally, the payment of principal and interest on the securities on our CMBS investments at September 30, 2019 is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“GSE”). Our CRE CLO investments are floating rate securities with an expected weighted average life of 3.6 years.

The following table details overall statistics for our CMBS and CRE CLO investment portfolio as of September 30, 2019 (dollars in thousands):

		CRE CLO Investments(1)	CMBS Investments(1)
	Total Investments	Floating Rate	Fixed Rate
Number of CMBS and CRE CLO investments(1)	29	27	2
CMBS and CRE CLO investments (by current face amount)	100.0%	95.6%	4.4%
Initial Par value	$640,437	$602,437	$38,000
Current face amount(1)	$630,302	$602,433	$27,869
Weighted average coupon(2)	4.4%	4.4%	4.5%
Weighted average yield to expected maturity(3)	4.0%	4.0%	3.8%
Weighted average life (in years)	3.4	3.6	0.5
Weighted average principal repayment window (in years)	3.3	3.4	0.3
Contractual maturity (in years)	15.7	16.4	0.6
Ratings range(4)	Unrated to AAA	BBB- to AAA	Unrated

(1)	CRE CLO investments exclude the Company’s holdings of TRTX 2018-FL2 Notes as of September 30, 2019. Current face amount is weighted by estimated fair value as of September 30, 2019.
(2)	Weighted average coupon includes LIBOR of 2.02% as of September 30, 2019. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)

The largest CMBS investment is a structured finance investment that is 100% collateralized by multifamily mortgage loans underwritten by the Federal Home Loan Mortgage Corporation (“FHLMC”), which loans are slated for near term securitization by FHLMC. Upon the contractual maturity of the structured finance investment, FHLMC is required to purchase all of the performing mortgage loans at par. Currently, all of the underlying mortgage loans are performing. The other CMBS investment is a structured finance investment issued by Fannie Mae which is backed by mortgage loans primarily on multifamily properties that satisfy GSE program requirements. These bonds are unrated but carry a government guaranty.

Asset Management

We actively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with Situs Asset Management, LLC (“Situs”), one of the largest commercial mortgage loan servicers, pursuant to which Situs provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of September 30, 2019 and December 31, 2018 based on our internal risk ratings (dollars in thousands):

	September 30, 2019		December 31, 2018
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	$29,923	1
2	748,717	10	959,314	12
3	4,001,470	52	3,099,401	41
4	267,325	8	205,149	6
5	—	—	—	—
Totals	$5,017,512	70	$4,293,787	60

For the period ended September 30, 2019 and December 31, 2018 the weighted average risk rating of our total loan exposure based on carrying value was 2.9 and 2.8, respectively.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended September 30, 2019 and December 31, 2018 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financing arrangements. We had one outstanding non-consolidated senior interest at September 30, 2019, with a total loan commitment of $132.0 million, and no non-consolidated senior interests outstanding at December 31, 2018.

The following table details our portfolio financing arrangements at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2019	December 31, 2018
Secured revolving repurchase agreements	$3,236,024	$1,044,145
Collateralized loan obligations	780,433	1,522,377
Senior secured and secured credit agreements	234,237	460,381
Term loan facility	—	114,262
Asset-specific financings	109,500	32,500
Total indebtedness(1)	$4,360,194	$3,173,665

(1)	Excludes deferred financing costs of $21.3 million and $23.8 million as of September 30, 2019 and December 31, 2018, respectively.

Secured Revolving Repurchase Agreements

As of September 30, 2019, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $3.2 billion, of which $2.7 billion related to our mortgage loan investments. As of September 30, 2019, for our secured revolving repurchase agreements related to our mortgage loan investments, the weighted average interest rate was LIBOR plus 1.8% per annum, the weighted average all-in cost of credit, including associated fees and expenses, was LIBOR plus 2.1% per annum, and the weighted average advance rate was 77.9%. As of September 30, 2019, outstanding borrowings under these agreements for our mortgage loan investments had a weighted average term to extended maturity of 3.2 years (assuming we have exercised all extension options and term out provisions). The Morgan Stanley secured revolving repurchase agreement has an initial maturity date of May 4, 2020 and can be extended for additional successive one-year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this agreement. These secured revolving repurchase agreements are 25% recourse to Holdco.

As of September 30, 2019, we had four secured revolving repurchase agreements to finance our CMBS and CRE CLO investing activities. Credit spreads vary depending upon the CMBS and CRE CLO investments and advance rate. These secured revolving repurchase agreements are 100% recourse to Holdco.

The following tables detail our secured revolving repurchase agreements (dollars in thousands):

	September 30, 2019
Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate		Extended Maturity(4)
Goldman Sachs	$750,000	$743,422	76.3%	$561,118	$481,059	$80,059	$188,882	L+ 2.0%		8/19/2022
Wells Fargo	750,000	996,196	77.0	750,000	723,874	26,126	—	L+ 1.7%		4/18/2022
Barclays	750,000	370,900	80.0	296,604	296,604	—	453,396	L+ 1.5%		8/13/2022
Morgan Stanley	500,000	461,922	77.4	356,882	347,581	9,301	143,118	L+ 2.1%		N/A
JP Morgan	590,290	753,045	79.0	590,290	590,290	—	—	L+ 1.7%		8/20/2023
US Bank	285,003	328,619	80.0	262,895	261,793	1,102	22,108	L+ 1.6%		7/9/2024
Subtotal/Weighted Average—Loans	$3,625,293	$3,654,104	77.9%	$2,817,789	$2,701,201	$116,588	$807,504	L+ 1.8%
JP Morgan	396,189	453,635	87.4	396,189	396,189	—	—	L+ 0.9%		10/16/2019	(5)
Wells Fargo	111,140	130,557	84.8	111,140	111,140	—	—	L+ 1.0%		10/18/2019	(5)
Goldman Sachs	27,494	32,942	84.2	27,494	27,494	—	—	L+ 1.0%		10/7/2019	(5)
Royal Bank of Canada	—	—	90.0	—	—	—	—	N/A		N/A
Subtotal/Weighted Average—CMBS and CRE CLO	$534,823	$617,134	86.7%	$534,823	$534,823	$—	$—	L+ 0.9%	(5)
Total/Weighted Average	$4,160,116	$4,271,238	79.3%	$3,352,612	$3,236,024	$116,588	$807,504	L+ 1.6%	(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets.

(4)

Our ability to extend our secured revolving repurchase agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder. The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals.

(5)	Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to September 30, 2019.

	December 31, 2018
Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate		Extended Maturity(4)
Goldman Sachs	$750,000	$474,243	76.7%	$355,051	$191,164	$163,887	$394,949	L+ 2.2%		8/19/2019
Wells Fargo	750,000	339,012	76.4	256,120	246,208	9,912	493,880	L+ 1.8%		5/25/2021
Morgan Stanley	500,000	244,936	75.7	185,221	182,507	2,714	314,779	L+ 2.2%		N/A
JP Morgan	400,000	254,026	75.4	190,541	185,529	5,012	209,459	L+ 2.2%		8/20/2023
US Bank	212,840	262,929	79.0	207,344	206,040	1,304	5,496	L+ 1.8%		10/9/2023
Subtotal/Weighted Average—Loans	$2,612,840	$1,575,146	76.6%	$1,194,277	$1,011,448	$182,829	$1,418,563	L+ 2.0%
Royal Bank of Canada	100,000	—	90.0	—	—	—	100,000	N/A		N/A
Goldman Sachs	100,000	38,517	90.0	32,697	32,697	—	67,303	OIS+ 0.6%		1/2/2019	(5)
Subtotal/Weighted Average—CMBS and CRE CLO	$200,000	$38,517	90.0%	$32,697	$32,697	$—	$167,303	OIS+ 0.6%	(5)
Total/Weighted Average	$2,812,840	$1,613,663	77.0%	$1,226,974	$1,044,145	$182,829	$1,585,866	L+ 2.0%	(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.

(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets.

(4)

Our ability to extend our secured revolving repurchase agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder. The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals.

(5)

Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2018. Weighted average interest rate includes the impact of the Overnight swap index (“OIS”) rate used for CMBS and CRE CLO investment, secured revolving repurchase agreements.

Borrowings under our secured revolving repurchase agreements are subject to the initial approval of eligible collateral loans (or CMBS and CRE CLO investments, depending on the agreement) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase agreements during the nine months ended September 30, 2019 are as follows (dollars in thousands):

	Nine Months Ended September 30, 2019
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$590,290	$590,290	$227,386
Goldman Sachs	481,059	545,152	406,521
Wells Fargo	723,874	723,874	514,787
Morgan Stanley	347,581	347,581	257,998
US Bank	261,793	261,793	224,443
Barclays	296,604	296,604	65,912
Subtotal / Averages - Loans(1)	$2,701,201	$2,701,201	$1,697,047
JP Morgan	396,189	401,628	212,933
Goldman Sachs	27,494	60,555	47,346
Wells Fargo	111,140	117,178	74,282
Royal Bank of Canada	—	—	—
Subtotal / Averages - CMBS and CRE CLO(1)	$534,823	$534,823	$314,623
Total / Averages - Loans, CMBS and CRE CLO(1)	$3,236,024	$3,236,024	$2,093,863

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreements at a month end during the nine months ended September 30, 2019.

We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase agreement lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase agreement. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by CMBS and CRE CLO investments are in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary, which is the primary obligor under the related agreement. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary, which is the primary obligor under the related agreement. However, such liability cap under the guarantees related to our secured revolving repurchase agreements secured by loans does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

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

At September 30, 2019, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 20.7%, as compared to 23.0% at December 31, 2018.

Generally, when the repurchase lender’s margin amount has fallen below the outstanding purchase price for a transaction, a margin deficit exists and the repurchase lender may require that we prepay outstanding amounts on the secured revolving repurchase agreement to eliminate such margin deficit. In certain secured revolving repurchase agreements, the repurchase lender’s ability to make a margin call is further limited by certain prerequisites, such as the existence of enumerated “credit events” or that the margin deficit exceed a specified minimum threshold.

The secured revolving repurchase agreements also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account and be distributed in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default remains outstanding. Furthermore, some secured revolving repurchase agreements may require an accelerated principal amortization schedule if the secured revolving repurchase agreement is in its final extended term.

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

Collateralized Loan Obligation

As of September 30, 2019, we had one collateralized loan obligation totaling $0.8 billion, financing existing first mortgage loan investments totaling $0.9 billion, generating an efficient cost of funds and providing matched-term, non-recourse financing for 20.4% of our loan portfolio borrowings. The collateralized loan obligation bears a weighted average interest rate of LIBOR plus 1.43%, weighted average advance rate of 79.5%, and includes a reinvestment feature that provides additional liquidity that allows us to originate new loan investments funded in part or in whole by the CLO. As of September 30, 2019, the loan investments contributed to the collateralized loan obligations represented 18.3% of the aggregate unpaid principal balance of our loan investment portfolio.

On August 16, 2019, the Company redeemed TRTX 2018-FL1 utilizing its contractual call option, by repurchasing all of the outstanding FL1 Securities for total consideration of $509.5 million. The collateral interests related to the redeemed FL1 Securities were refinanced to the Company’s secured revolving repurchase agreements and generated additional net cash proceeds of $32.2 million.

Senior Secured and Secured Credit Agreements

We have a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500 million and $201.6 million outstanding as of September 30, 2019. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current extended maturity of this agreement is September 29, 2022.

We have a secured credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. as administrative agent and lender, and Citigroup Global Markets Inc. as sole lead arranger and sole lead book running manager. The Credit Agreement governs a secured revolving credit agreement with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which we use to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an extended maturity date of July 12, 2022, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets can vary up to 70%, and may decline over the borrowing term of up to 90 days, after which borrowings against that respective asset must be repaid. At September 30, 2019, we had $32.6 million outstanding under the Credit Agreement.

Term Loan Facility

We are the borrower under a term loan facility with an institutional asset manager as the lender. The term loan facility has capacity up to $750.0 million, bears interest at LIBOR plus 1.85%, and allows for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. The term loan facility is non-recourse and has no mark-to-market provisions. As of September 30, 2019, no loan investments were pledged to the term loan facility and there was no outstanding borrowings.

Asset-Specific Financings

As of September 30, 2019 and December 31, 2018, we had outstanding two and one loan investments financed by two and one counterparties, respectively, as asset-specific financings. At September 30, 2019, our aggregate amount payable was $109.5 million that bears interest at a weighted average interest rate of LIBOR plus 3.7%. The asset-specific financings have initial maturity dates of April 9, 2020 and October 9, 2020.

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

During the nine months ended September 30, 2019, the Company co-originated with an institutional lender a $167.0 million financing, including a $132.0 million non-consolidated senior interest. Upon closing, the total originated loan commitment was $167.0 million. As of September 30, 2019 the Company retained a mezzanine loan investment with a total loan commitment of $35.0 million, an unpaid principal balance of $5.0 million, and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of September 30, 2019 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Carrying Value	Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity(2)
Senior loan sold or co-originated	1	$132,000	$—	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	$35,000	$5,000	$4,682	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$5,000	N/A	L+ 4.5%	N/A	6/28/2025

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and one asset-specific financing require Holdco to maintain compliance with the following financial covenants (among others):

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

The Company was in compliance with all covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financing as of September 30, 2019 and December 31, 2018.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Debt-to-equity ratio(1)	2.91	x	2.36x
Total leverage ratio(2)	3.00	x	2.36x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financing agreements, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financing agreements, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR, as well as durations. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of September 30, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on all but one of our floating rate loans. We had no fixed rate loans outstanding as of September 30, 2019.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our portfolio’s net floating rate exposure as of September 30, 2019 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$5,036,640
Floating rate debt(1)(2)	(3,825,371)
Net floating rate exposure	$1,211,269

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is positively correlated to our assets indexed to the same rate. Excludes the impact of CMBS and CRE CLO investments and related liabilities.

(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

With the cessation of LIBOR expected to occur in late 2021, we continue to evaluate the documentation associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve System. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended September 30, 2019 and June 30, 2019 (dollars in thousands):

	Three months ended,
	September 30, 2019			June 30, 2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,807,439	$84,833	7.1%	$4,807,439	$82,794	6.9%
Retained mezzanine loans	1,550	224	57.8%	1,550	7	1.8%
CMBS and CRE CLO investments	565,619	7,305	5.2%	565,619	5,453	3.9%
Core interest-earning assets	$5,374,608	$92,362	6.9%	$5,374,608	$88,254	6.6%

Interest-bearing liabilities:
Asset-specific financings(3)	$109,500	$1,783	6.5%	$109,500	$1,803	6.6%
Secured revolving repurchase agreements	2,036,531	28,197	5.5%	2,036,641	21,873	4.3%
Collateralized loan obligations	1,236,839	10,121	3.3%	1,236,839	14,366	4.6%
Senior secured and secured credit agreements	457,758	3,988	3.5%	457,758	6,252	5.5%
Term loan facility	267,661	3,785	5.7%	267,661	2,132	3.2%
Total interest-bearing liabilities	$4,108,289	$47,874	4.7%	$4,108,399	$46,426	4.5%
Net interest income(4)		$44,488			$41,828

Other Interest-earning assets:
Cash equivalents	$79,853	$595	3.0%	$79,853	$400	2.0%
Accounts receivable from servicer/trustee	109,625	37	0.1%	109,625	13	0.0%
Total interest-earning assets	$5,564,086	$92,994	6.7%	$5,564,086	$88,667	6.4%

(1)	Based on carrying value for loans, amortized cost for CMBS and CRE CLO investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Weighted average financing cost for the three months ended September 30, 2019 reflects the addition of one asset-specific financing arrangement during the three months ended June 30, 2019.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statement of income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended,
	September 30, 2019			September 30, 2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,624,839	$242,472	7.0%	$3,642,732	$185,890	6.8%
Retained mezzanine loans(3)	775	231	39.7%	36,725	5,381	19.5%
CMBS and CRE CLO investments	397,948	14,514	4.9%	117,646	2,650	3.0%
Core interest-earning assets	$5,023,562	$257,217	6.8%	$3,797,103	$193,921	6.8%

Interest-bearing liabilities:
Asset-specific financings	$71,000	$4,031	7.6%	$53,086	$10,626	26.7%
Secured revolving repurchase agreements	1,740,381	65,461	5.0%	1,605,921	56,110	4.7%
Collateralized loan obligations	1,283,326	39,832	4.1%	660,804	18,373	3.7%
Senior secured and secured credit agreements	434,658	17,558	5.4%	221,634	5,340	3.2%
Term loan facility	235,390	6,785	3.8%	—	—	0.0%
Total interest-bearing liabilities	$3,764,755	$133,667	4.7%	$2,541,445	$90,449	4.7%
Net interest income(4)		$123,550			$103,472

Other Interest-earning assets:
Cash equivalents	$73,672	$1,413	2.6%	$110,435	$705	0.9%
Accounts receivable from servicer/trustee	74,967	53	0.1%	12,440	6	0.1%
Total interest-earning assets	$5,172,201	$258,683	6.7%	$3,919,978	$194,632	6.6%

(1)	Based on carrying value for loans, amortized cost for securities and carrying value for debt. Calculated as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)	Retained mezzanine loans interest income for the nine months ended September 30, 2018 includes a minimum multiple payment related to the repayment of a mezzanine loan during the period.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statement of income.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,		2019 vs 2018	Nine Months Ended September 30,		2019 vs 2018
	2019	2018		$2019	2018	$
INTEREST INCOME
Interest Income	$92,362	$69,863	$22,499	$257,217	$193,921	$63,296
Interest Expense	(47,874)	(34,297)	(13,577)	(133,667)	(90,449)	(43,218)
Net Interest Income	44,488	35,566	$8,922	123,550	103,472	$20,078
OTHER REVENUE
Other Income, net	160	(55)	215	994	820	174
Total Other Revenue	160	(55)	215	994	820	174
OTHER EXPENSES
Professional Fees	1,440	905	535	2,712	2,659	53
General and Administrative	1,530	965	565	4,529	3,162	1,367
Servicing and Asset Management Fees	960	767	193	1,904	2,301	(397)
Management Fees	5,482	4,879	603	15,948	14,346	1,602
Incentive Management Fee	2,104	1,168	936	5,517	3,240	2,277
Total Other Expenses	11,516	8,684	2,832	30,610	25,708	4,902
Income Before Income Taxes	33,132	26,827	6,305	93,934	78,584	15,350
Income Tax Benefit (Expense)	(107)	(3)	(104)	(528)	(208)	(320)
Net Income	$33,025	$26,824	$6,201	$93,406	$78,376	$15,030
Preferred Stock Dividends	(3)	—	(3)	(10)	(3)	(7)
Net Income Attributable to TPG RE Finance Trust, Inc.	$33,022	$26,824	$6,198	$93,396	$78,373	$15,023
Basic Earnings per Common Share	$0.44	$0.42	0.02	$1.29	$1.27	0.02
Diluted Earnings per Common Share	$0.44	$0.42	0.02	$1.29	$1.27	0.02
Dividends Declared per Common Share	$0.43	$0.43	—	$1.29	$1.28	0.01
OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	$74	$523	$(449)	$3,292	$(1,115)	$4,407
Comprehensive Income	$33,099	$27,347	$5,752	$96,698	$77,261	$19,437

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Net Interest Income

Net interest income increased $8.9 million, to $44.5 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to mortgage loan and CMBS and CRE CLO investment growth of $1.4 billion, partially offset by a decline in the weighted average credit spread of our loan portfolio to 365 basis points from 415 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.4 billion to fund loan and CMBS and CRE CLO investment growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 177 basis points from 185 basis points, at September 30, 2019 as compared to September 30, 2018.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS and CRE CLO investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The change in other revenue was primarily due to higher average cash balances during the three months ended September 30, 2019, offset by a loss on sale of certain CMBS investments of $0.5 million during the period.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $1.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in other expenses for the three months ended September 30, 2019 was primarily due to: (i) an increase in management fees to our Manager of $0.6 million due primarily to growth in the Company’s common stockholder’s equity base due to our equity issuances in August 2018 and March 2019, and growth in Core Earnings; (ii) an aggregate increase in general and administrative expenses and professional fees of $1.1 million, resulting from an increase in stock compensation expense, legal and other professional fee expenses; and (iii) an increase in servicing and asset management fees of $0.2 million due to continued loan investment growth.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

The incentive compensation earned by our Manager increased by $0.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The change in incentive compensation to our Manager was due to growth in Core Earnings subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Dividends Declared Per Share

During the three months ended September 30, 2019, we declared cash dividends of $0.43 per share, or $32.0 million. During the three months ended September 30, 2018, we declared cash dividends of $0.43 per share, or $28.9 million.

Unrealized Gain (Loss) on CMBS and CRE CLO Investments

Other comprehensive income (loss) decreased $0.4 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease is primarily related to fair value increases of our CMBS and CRE CLO investments, including the sale of CMBS investments that had estimated fair values less than par, and changes in the size and composition of our CMBS and CRE CLO investment portfolio, from the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Net Interest Income

Net interest income increased $20.1 million, to $123.6 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due primarily to loan and CMBS and CRE CLO investment growth of $1.4 billion, and a higher average LIBOR on the underlying loans, partially offset by a decline in the weighted average credit spread of our loan portfolio to 365 basis points from 415 basis points. The increase in interest income was partially offset by an increase in interest expense due to increased borrowings of $1.4 billion to fund loan and CMBS and CRE CLO investment growth and a higher average borrowing rate, due to an increase in LIBOR, offset in part by a decrease in the weighted average credit spread of our borrowings to 177 basis points from 185 basis points, at September 30, 2019 as compared to September 30, 2018.

Other Revenue

Other revenue is comprised of net gain/loss on the sale of certain loans and CMBS and CRE CLO investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The change in other revenue was primarily due to higher average cash balances during the nine months ended September 30, 2019.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $2.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in other expenses for the nine months ended September 30, 2019 was primarily due to: (i) an increase in management fees to our Manager of $1.6 million due primarily to growth in the Company’s common stockholder’s equity base due to our equity issuances in August 2018 and March 2019, and growth in Core Earnings; (ii) an increase in general and administrative expenses and professional fees in the aggregate of $1.4 million, resulting from an increase in stock compensation expense offset by a decline in other professional fee expenses; and (iii) a decrease in servicing and asset management fees of $0.4 million during the nine months ended September 30, 2019.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

The incentive compensation earned by our Manager increased by $2.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The change in incentive compensation to our Manager was due to growth in Core Earnings subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Dividends Declared Per Share

During the nine months ended September 30, 2019, we declared cash dividends of $1.29 per share, or $95.6 million. During the nine months ended September 30, 2018, we declared cash dividends of $1.28 per share, or $80.1 million. The increase in cash dividends per share and cash dividends declared was primarily due to continued growth in our loan portfolio and net income.

Unrealized (Loss) Gain on CMBS and CRE CLO Investments

Other comprehensive income (loss) increased $4.4 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is primarily related to fair value increases of our CMBS and CRE CLO investments and changes in the size and composition of our CMBS and CRE CLO investment portfolio, from the nine months ended September 30, 2018.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, asset-specific financings, and non-consolidated senior interests. As of September 30, 2019, we had outstanding 74.1 million shares of our common stock and Class A common stock representing $1.5 billion of stockholders’ equity, and $4.4 billion of outstanding borrowings used to finance our operations.

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, which are set forth in the following table (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$99,347	$39,720
Secured revolving repurchase agreements	116,588	182,829
Senior secured and secured credit agreements	1,526	53,410
Term loan facility	—	275
Asset-specific financings	—	—
Total	$217,461	$276,234

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released, and the proceeds from such repayments become available for us to reinvest. The future sale of non-consolidated senior interests would also provide incremental liquidity.

Liquidity Needs

In addition to our ongoing mortgage loan origination activity, our primary liquidity needs include interest and principal payments under our $4.4 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings, $661.4 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2019 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$661,408	$62,348	$542,748	$56,312	$—
Secured debt agreements—principal(2)	4,360,194	2,316,097	2,044,097	—	—
Secured debt agreements—interest(2)	188,132	116,348	71,784	—	—
Total(3)	$5,209,734	$2,494,793	$2,658,629	$56,312	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of September 30, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the capital markets to raise cash to fund new investments or the repayment of indebtedness; (v) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2018-FL1 or TRTX 2018-FL2, as a method of financing; (vi) term loans with private lenders; and/or (vii) selling loan or CRE CLO and CMBS investments to generate cash to repay our debt obligations.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$87,866	$78,188
Cash flows used in investing activities	(1,262,281)	(967,064)
Cash flows provided by financing activities	1,233,392	859,592
Net (decrease) in cash, cash equivalents, and restricted cash	$58,977	$(29,284)

We experienced a net increase in cash, cash equivalents, and restricted cash of $59.0 million for the nine months ended September 30, 2019, compared to a net decrease of $29.3 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash flows provided by operating activities totaled $87.9 million primarily related to net interest income, cash flows used in investing activities totaled $1.3 billion due primarily to loan originations and CRE CLO investment purchases, and cash flows provided by financing activities totaled $1.2 billion due primarily to proceeds from our equity issuance and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new mortgage loans and purchase CRE CLO investments totaling $2.4 billion during the nine months ended September 30, 2019.

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and nine months ended September 30, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

Dividends

On September 17, 2019, we declared a cash dividend for the third quarter of 2019, to holders of record of our common stock and Class A common stock as of September 27, 2019, in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which dividend was paid on October 25, 2019.

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

Subsequent Events

The following events occurred subsequent to quarter end:

Investment Activity

From October 1, 2019 through October 28, 2019, we closed, or are in the process of closing, five first mortgage loans with a total loan commitment amount of $475.8 million and an estimated initial unpaid principal balance of $428.9 million.

Senior Mortgage Loan Repayments

From October 1, 2019 through October 28, 2019, we received full loan repayments related to seven of its first mortgage loans with a total loan commitment and unpaid principal balance of $369.4 million and $365.9 million, respectively. These mortgage loan repayments consist of six Category 3 risk rated loans with a total loan commitment of $290.4 million and unpaid principal balance of $286.9 million and a Category 2 risk rated loan with a total loan commitment of $79.0 million and unpaid principal balance of $79.0 million, as of September 30, 2019. In connection with the repayment in full of a $45.0 million first mortgage loan, we retired our BMO Harris asset-specific financing totaling $32.5 million.

Financing Activity

On October 25, 2019 (the “FL3 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2019-FL3”) through its wholly-owned subsidiaries TRTX 2019-FL3 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL3 Issuer”), and TRTX 2019-FL3 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL3 Co-Issuer” and together with the FL3 Issuer, the “FL3 Issuers”). On the FL3 Closing Date, FL3 Issuer issued $1,230.3 million principal amount of notes (the “FL3 Notes”). The FL3 Co-Issuer co-issued $1,039.6 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL3 Notes, the FL3 Issuer also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL3 Preferred Shares” and, together with the FL3 Notes, the “FL3 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and wholly owned subsidiary of the Sub-REIT (“FL3 Retention Holder”). Through FL3 Retention Holder, the Sub-REIT retained ownership of $190.7 million of FL3 Notes issued and FL3 Preferred Shares.

Proceeds from the issuance of the FL3 Securities were used by the FL3 Issuers to purchase 2 commercial real estate whole loans (the “FL3 Whole Loans”) and 20 fully-funded pari passu participations in mortgage loans (the “FL3 Pari Passu Participations,” and, together with the FL3 Whole Loans and the FL3 Additional Interests (as defined below), the “FL3 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL3 Mortgage Assets were purchased by the FL3 Issuer from TRTX Master CLO Loan Seller, LLC, a Delaware limited liability company, a wholly-owned subsidiary of the Company and an affiliate of the FL3 Issuers. TRTX 2019-FL3 contains a modification feature to allow the FL3 Issuer to modify certain economic terms, including without limitation, the interest rate and maturity date of FL3 Mortgage Assets, subject to certain limitations, to provide additional flexibility with respect to the underlying collateral where appropriate to do so. TRTX 2019-FL3 also contains a reinvestment feature that, subject to certain eligibility criteria, allows the Company during the 24 months after closing of FL3 to contribute new loans or participation interests (the “FL3 Additional Interests”) in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

Cash Dividend

On October 25, 2019, we paid a cash dividend on our common stock and Class A common stock of $0.43 per share, or $32.0 million, to stockholders of record as of September 27, 2019.

Loan Portfolio Details

The following table provides details with respect to our mortgage loan investment portfolio, and excludes our CMBS and CRE CLO investments, on a loan-by-loan basis as of September 30, 2019 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/21/19	$350.8	$312.9	$311.7	L+ 2.9%	L +3.2%	Floating	9/9/24	New York, NY	Office	Light Transitional	$692 Sq ft	72.8%	3
2	Senior Loan	08/07/18	223.0	167.8	166.2	L+ 3.4%	L +3.6%	Floating	8/9/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%	3
3	Senior Loan	12/19/18	210.0	141.7	140.4	L+ 3.6%	L +4.0%	Floating	1/9/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%	3
4	Senior Loan	12/21/18	206.5	195.0	195.0	L+ 2.9%	L +3.2%	Floating	1/9/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%	3
5	Senior Loan	09/18/19	200.0	156.4	154.7	L+ 2.9%	L +3.2%	Floating	9/9/24	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%	3
6	Senior Loan	06/28/18	190.0	182.3	182.3	L+ 2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%	3
7	Senior Loan	10/12/17	180.0	173.6	173.5	L+ 3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%	2
8	Senior Loan	09/29/17	173.3	164.0	163.4	L+ 4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	3
9	Senior Loan	02/14/18	165.0	159.4	159.0	L+ 3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%	3
10	Senior Loan	09/28/18	160.0	140.3	140.3	L+ 2.8%	L +3.0%	Floating	10/9/23	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%	3
11	Senior Loan	05/15/19	143.0	101.6	101.6	L+ 2.6%	L +2.9%	Floating	5/9/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	3
12	Senior Loan	05/20/19	135.0	123.9	123.9	L+ 4.2%	L +4.5%	Floating	4/10/22	Various, Various	Office	Bridge	$186 Sq ft	67.0%	3
13	Senior Loan	08/23/17	100.0	100.0	100.0	L+ 4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$349,747 Unit	62.5%	4
14	Senior Loan	03/28/19	112.0	112.0	111.3	L+ 6.8%	L +7.8%	Floating	10/9/21	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%	3
15	Senior Loan	07/21/17	106.6	90.0	89.7	L+ 4.5%	L +4.8%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%	3
16	Senior Loan	12/20/18	105.9	92.3	92.3	L+ 3.3%	L +3.4%	Floating	1/9/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
17	Senior Loan	02/27/18	90.0	80.2	79.7	L+ 5.1%	L +5.3%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%	3
18	Senior Loan	08/28/19	90.0	40.0	39.1	L+ 3.1%	L +3.3%	Floating	9/9/24	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%	3
19	Senior Loan	10/14/15	90.0	90.0	90.0	L+ 3.9%	L +4.1%	Floating	10/14/20	Brooklyn, NY	Mixed-Use	Light Transitional	$359 Sq ft	58.2%	3
20	Senior Loan	09/29/17	89.5	82.7	82.7	L+ 3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	2
21	Senior Loan	03/27/19	88.2	87.7	86.9	L+ 3.5%	L +3.8%	Floating	4/9/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%	3
22	Senior Loan	03/28/19	88.1	75.2	74.9	L+ 3.7%	L +4.0%	Floating	4/9/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%	3
23	Senior Loan	02/01/17	85.0	85.0	84.9	L+ 4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%	3
24	Senior Loan	06/13/17	84.4	84.3	84.1	L+ 3.8%	L +4.0%	Floating	7/9/22	Jersey City, NJ	Multifamily	Bridge	$148,330 Unit	81.0%	3
25	Senior Loan	03/07/19	81.3	81.3	81.3	L+ 3.1%	L +3.4%	Floating	3/9/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%	2
26	Senior Loan	06/17/19	79.4	78.5	77.8	L+ 2.8%	L +3.2%	Floating	7/9/25	Boston, MA	Office	Bridge	$187 Sq ft	70.7%	3
27	Senior Loan	12/15/17	79.0	79.0	79.0	L+ 5.3%	L +5.6%	Floating	1/9/23	Rochester & Buffalo, NY	Multifamily	Bridge	$57,164 Unit	59.6%	2
28	Senior Loan	08/08/19	76.5	58.0	57.6	L+ 3.0%	L +3.2%	Floating	8/9/24	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	3
29	Senior Loan	06/06/18	76.4	76.4	76.3	L+ 3.2%	L +3.5%	Floating	6/9/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%	2
30	Senior Loan	03/29/18	75.0	71.7	71.7	L+ 3.8%	L +4.0%	Floating	4/9/23	Hamilton, NJ	Office	Bridge	$154 Sq ft	72.3%	3
31	Senior Loan	04/29/19	70.0	69.6	69.0	L+ 3.3%	L +3.5%	Floating	5/9/24	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%	3
32	Senior Loan	09/27/18	70.0	66.6	66.3	L+ 4.7%	L +4.9%	Floating	10/1/20	Dallas, TX	Condominium	Light Transitional	$347 Sq ft	55.6%	2
33	Senior Loan	09/20/17	64.9	59.6	59.4	L+ 4.3%	L +4.6%	Floating	10/9/22	Glenview, IL	Multifamily	Light Transitional	$153,428 Unit	70.5%	4
34	Senior Loan	11/29/18	64.2	46.6	46.3	L+ 3.3%	L +3.5%	Floating	12/9/23	Brooklyn, NY	Multifamily	Moderate Transitional	$227,751 Unit	58.0%	4
35	Senior Loan	06/28/19	63.9	53.9	53.9	L+ 2.5%	L +2.7%	Floating	7/9/24	Burlingame, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
36	Senior Loan	11/16/17	63.0	63.0	62.9	L+ 3.4%	L +3.6%	Floating	12/9/22	Brooklyn, NY	Multifamily	Bridge	$440,559 Unit	69.3%	3
37	Senior Loan	06/25/19	62.0	46.8	46.6	L+ 3.1%	L +3.3%	Floating	7/9/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
38	Senior Loan	09/12/19	61.2	61.2	60.9	L+ 2.7%	L +2.9%	Floating	10/9/24	Glendale, AZ	Multifamily	Bridge	$177,907 Unit	78.0%	3
39	Senior Loan	06/20/18	61.0	53.3	53.3	L+ 3.0%	L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
40	Senior Loan	01/08/19	60.2	29.2	28.7	L+ 3.8%	L +4.1%	Floating	2/9/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	3
41	Senior Loan	01/09/19	60.0	60.0	59.8	L+ 3.4%	L +3.6%	Floating	1/9/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	3
42	Senior Loan	08/13/18	59.0	56.6	56.5	L+ 3.7%	L +4.1%	Floating	9/9/22	Parma, OH	Retail	Light Transitional	$79 Sq ft	55.3%	3
43	Senior Loan	08/06/18	55.0	51.4	51.2	L+ 6.0%	L +6.3%	Floating	8/9/23	Boston, MA	Mixed-Use	Light Transitional	$529 Sq ft	53.1%	3
44	Senior Loan	09/20/18	54.5	53.7	53.3	L+ 3.9%	L +4.1%	Floating	10/9/23	Hilliard, OH	Multifamily	Bridge	$110,677 Unit	72.3%	3
45	Senior Loan	01/23/18	54.1	50.3	50.4	L+ 3.4%	L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%	2
46	Senior Loan	01/22/19	54.0	50.4	50.4	L+ 3.4%	L +3.6%	Floating	2/9/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit		LTV(7)	Risk Rating(8)
47	Senior Loan	06/15/18	53.6	32.8	32.6	L+ 3.1%		L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft		72.4%	3
48	Senior Loan	12/20/17	51.0	51.0	50.8	L+ 4.0%		L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit		59.9%	2
49	Senior Loan	06/15/18	50.0	42.2	41.9	L+ 3.7%		L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft		57.2%	3
50	Senior Loan	03/29/19	48.5	39.5	39.1	L+ 3.2%		L +3.5%	Floating	4/9/24	Various, VA	Multifamily	Moderate Transitional	$66,989 Unit		58.2%	3
51	Senior Loan	03/30/18	46.2	42.2	41.9	L+ 3.7%		L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$160 Sq ft		57.9%	2
52	Senior Loan	03/21/17	45.0	45.0	44.9	L+ 5.3%		L +5.5%	Floating	4/9/22	Chicago, IL	Hotel	Bridge	$172,414 Unit		60.2%	3
53	Senior Loan	01/28/19	43.1	38.0	37.7	L+ 3.0%		L +3.2%	Floating	2/9/24	Dallas, TX	Office	Light Transitional	$222 Sq ft		64.3%	3
54	Senior Loan	03/07/19	39.2	32.7	32.3	L+ 3.8%		L +4.0%	Floating	3/9/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit		61.6%	3
55	Senior Loan	03/11/19	39.0	39.0	39.0	L+ 3.6%		L +3.8%	Floating	4/9/24	Miami, FL	Hotel	Bridge	$295,455 Unit		59.3%	3
56	Senior Loan	01/04/18	36.0	27.3	27.1	L+ 3.4%		L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft		71.8%	3
57	Senior Loan	06/04/19	34.7	32.0	31.7	L+ 3.5%		L +3.8%	Floating	6/9/24	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft		68.0%	3
58	Senior Loan	12/21/18	33.8	27.8	27.6	L+ 3.2%		L +3.5%	Floating	1/9/24	Loma Linda, CA	Mixed-Use	Bridge	$72 Sq ft		48.3%	3
59	Senior Loan	05/27/18	33.0	30.6	30.4	L+ 3.7%		L +3.9%	Floating	6/9/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft		63.6%	4
60	Senior Loan	10/11/16	32.0	32.0	32.0	L+ 5.9%		L +6.3%	Floating	10/11/21	Chicago, IL	Hotel	Bridge	$148,837 Unit		59.8%	3
61	Senior Loan	08/28/18	32.0	30.3	30.1	L+ 3.9%		L +4.1%	Floating	9/9/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit		71.9%	3
62	Senior Loan	11/17/17	28.0	28.0	28.0	L+ 5.3%		L +5.6%	Floating	12/9/22	Victor, NY	Multifamily	Bridge	$152,174 Unit		71.7%	3
63	Senior Loan	09/13/19	26.7	25.5	25.2	L+ 2.8%		L +3.0%	Floating	10/9/24	Austin, TX	Multifamily	Bridge	$135,051 Unit		77.5%	3
64	Senior Loan	11/17/17	26.0	26.0	26.0	L+ 5.3%		L +5.6%	Floating	12/9/22	Rochester, NY	Multifamily	Bridge	$154,762 Unit		69.1%	3
65	Senior Loan	06/14/17	23.1	23.1	23.1	L+ 4.9%		L +5.3%	Floating	7/9/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit		62.2%	3
66	Senior Loan	11/16/16	12.8	12.8	12.8	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$697 Sq ft		49.8%	4
67	Senior Loan	11/16/16	9.7	9.7	9.7	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$891 Sq ft		43.3%	4
68	Senior Loan	11/16/16	5.9	5.9	5.9	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$878 Sq ft		40.7%	4
69	Senior Loan	11/16/16	2.8	2.8	2.8	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$530 Sq ft		46.6%	4
Subtotal / Weighted Average			5,663.0	5,031.6	5,012.8	L +3.6%	(9)	L +4.0%		3.8 yrs						65.9%	2.9
Mezzanine Loans:
70	Mezzanine Loan	06/28/19	35.0	5.0	4.7	L+ 10.3%		L +10.8%	Floating	6/28/25	Napa, CA	Hotel	Construction	$818,195 Unit	(10)	41.0%	3
Subtotal / Weighted Average			35.0	5.0	4.7	L+ 10.3%		L+ 10.8%		5.7 yrs						41.0%	3
Total / Weighted Average(9)			$5,698.0	$5,036.6	$5,017.5	L +3.7%		L +4.0%		3.8 yrs						65.9%	2.9

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 66, 67, 68, and 69 represent 24.0% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2019 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2019, based on unpaid principal balance, 61.8% of our loans were subject to yield maintenance or other prepayment restrictions and 38.2% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of September 30, 2019 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of contractual LIBOR floors within our mortgage loan investment portfolio. As of September 30, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. As of September 30, 2019, we had no loans that earned a fixed rate of interest.

The following table illustrates the impact, assuming our existing floating rate mortgage loan investment portfolio and related liabilities, on our interest income and interest expense for the twelve-month period following September 30, 2019, assuming an immediate increase or decrease of 25 and 50 basis points in the underlying benchmark interest rate (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
$5,036,640		Interest income	$12,592	$(5,155)	$25,183	$(11,694)
(3,825,371)	(2)	Interest expense	(9,563)	9,563	(19,127)	19,127
$1,211,269		Total change in net interest income	$3,029	$4,408	$6,056	$7,433

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes the impact of our CMBS and CRE CLO investments and related liabilities.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Subsequent Events—Financing Activity” is incorporated by reference into this Part II, Item 5.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 16, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

10.2	Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 19, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

10.3	Master Repurchase Agreement, dated as of August 13, 2019, by and between Barclays Bank PLC and TPG RE Finance 23, Ltd.

10.4	Guaranty, dated as of August 13, 2019, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC

10.5

Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association

10.6	Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited

10.7

Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT

10.8	Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P.

10.9

Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2019	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)