Form 10-K
period 2019-12-31
TPG RE Finance Trust, Inc.
filed 2020-02-19
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $1.1 billion based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of February 13, 2020, there were 76,414,996 shares of the Registrant’s common stock, $0.001 par value per share, and 0 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

•	changes in the availability of attractive loan and other investment opportunities, whether they are due to competition, regulation or otherwise;
•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with our Manager;
•	the potential unavailability of the London Interbank Offered Rate (“LIBOR”) after December 31, 2021;
•	conflicts with TPG and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;

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

Item 1. Business.

Company and Organization

TPG RE Finance Trust, Inc. is a Maryland corporation that was incorporated on October 24, 2014 and  commenced operations on December 18, 2014. We are externally managed by TPG RE Finance Trust Management, L.P., an affiliate of TPG. Our principal executive offices are located at 888 Seventh Avenue, 35th Floor, New York, New York 10106. We are organized as a holding company and conduct our operations primarily through our various subsidiaries. As of December 31, 2019, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exemption or exclusion from registration under the Investment Company Act. We operate our business as one segment, which directly originates and acquires a diversified portfolio of commercial real estate-related assets consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States and, to a lesser extent, CRE debt securities (as defined below).

Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel. TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners, TPG’s real estate equity investment platform, and us, currently TPG’s dedicated real estate debt investment platform. Collectively, TPG Real Estate managed more than $12.2 billion in real estate and real estate-related assets at September 30, 2019. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 24 and 43 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.

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

See Note 10 to our consolidated financial statements in this Form 10-K for more detail on the terms of the Management Agreement.

Investment Strategy

The loans we target for origination and investment typically have the following characteristics:

•	Unpaid principal balance greater than $50 million;
•	Stabilized as-is loan-to value (“LTV”) of less than 80% with respect to individual properties;
•	Floating rate loans tied to the one-month U.S. dollar-denominated LIBOR and spreads of 250 to 400 basis points over LIBOR;
•

Secured by properties that are: (1) primarily in the office, multifamily, mixed-use, industrial, retail and hospitality real estate sectors; (2) expected to reach stabilization within 24 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. with multiple demand drivers, such as growth in employment and household formation, medical infrastructure, universities, convention centers and attractive cultural and lifestyle amenities; and

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

We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, including, but not limited to, the following:

•

Commercial Mortgage Loans. We focus on directly originating and selectively acquiring first mortgage loans. These loans are secured by a first mortgage lien on a commercial property, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a pari passu participation within a commercial mortgage loan.

•

Other Commercial Real Estate-Related Debt Instruments. From time to time we opportunistically originate and selectively acquire other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments. We currently invest in short-term, primarily investment grade commercial real estate collateralized loan obligations (“CRE CLOs”) and commercial mortgage-backed securities (“CMBS” and, together with CRE CLOs, “CRE debt securities”).

As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy produces significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that arise at various other points of an economic cycle, we may expand or change our investment strategy by targeting assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings. We may also target assets with equity characteristics, or forms of direct equity ownership of commercial real estate properties, subject to any duties to offer to other funds managed by TPG.

We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Investment Portfolio

As of December 31, 2019, our mortgage loan investment portfolio consisted of 64 first mortgage loans (or interests therein) and one mezzanine loan with total commitments of $5.6 billion, an aggregate unpaid principal balance of $5.0 billion, collectively having a weighted average credit spread of 3.48%, a weighted average all-in yield of 5.71%, a weighted average term to extended maturity (assuming all extension options are exercised by borrowers) of 3.8 years, and a weighted average LTV of 65.4%. As of December 31, 2019, 100.0% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.6% were first mortgage loans and 0.4% was a mezzanine loan. We had $630.6 million of unfunded loan commitments as of December 31, 2019, our funding of which is subject to satisfaction of borrower milestones. In addition, as of December 31, 2019, we held investments in CRE debt securities with an aggregate face amount of $786.3 million and a weighted average yield to expected maturity of 3.7%.

Loan Portfolio

The following table details overall statistics for our loan portfolio as of December 31, 2019 (dollars in thousands):

	Total Loan Portfolio	Balance Sheet Portfolio
Number of loans	66	65
Floating rate loans (by unpaid principal balance)	100.00%	100.00%
Total loan commitment(1)	$5,760,765	$5,628,765
Unpaid principal balance	$4,998,176	$4,998,176
Unfunded loan commitments(2)	$630,589	$630,589
Carrying value	$4,980,389	$4,980,389
Weighted average credit spread(3)	3.48%	3.48%
Weighted average all-in yield(3)	5.71%	5.71%
Weighted average term to extended maturity (in years)(4)	3.8	3.8
Weighted average LTV(5)	65.43%	65.43%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At December 31, 2019, we had non-consolidated senior interests outstanding of $132 million. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of December 31, 2019, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2019 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2019, based on the unpaid principal balance of our total loan exposure, 71.5% of our loans were subject to yield maintenance or other prepayment restrictions and 28.5% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2019, divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest, determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

The following presents, by loan commitment, the property types securing our balance sheet loan portfolio and the geographic distribution of our loan portfolio, each as of December 31, 2019:

Our loan portfolio consists of Bridge, Light Transitional, Moderate Transitional and Construction floating rate loans. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loans are classified based on a percentage of deferred fundings of the total loan commitment. Bridge loans limit deferred fundings to less than 10%, while Light and Moderate Transitional loans limit deferred fundings to 10% to 20% and over 20%, respectively. Construction loans involve ground-up construction and deferred fundings often represent the majority of the loan commitment amount. Deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both.

The following presents, by loan commitment, our loan portfolio by loan category and year of origination, as of December 31, 2019:

For the years ended December 31, 2019 and December 31, 2018, no loans were placed on non-accrual status, and we have sustained no losses or impairments to our loan portfolio.

The table below details our loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”) in descending order, as of December 31, 2019.

MSA Rank(1)	MSA Name (1)	Commitment	Unpaid Principal Balance	Number of Loans
1	New York City	$1,121,337	$981,216	12
5	Houston	379,548	347,399	4
2	Los Angeles	364,400	325,965	5
7	Philadelphia	363,250	348,030	2
22	Charlotte	314,977	314,977	2
17	San Diego	280,100	209,152	2
9	Atlanta	273,000	210,455	2
11	San Francisco	247,543	194,981	4
14	Detroit	210,000	151,912	1
23	Orlando	206,500	198,383	1
4	Dallas	197,156	185,054	3
6	Washington DC	182,285	162,285	2
10	Boston	141,468	131,491	2
8	Miami	91,900	84,187	2
3	Chicago	88,151	87,844	1
18	Tampa/St. Petersburg	84,950	84,950	1
20	St. Louis	70,000	69,563	1
12	Phoenix	61,200	61,200	1
13	Riverside/San Bernardino	52,740	47,000	2
Other		898,260	802,132	15
Total		$5,628,765	$4,998,176	65

(1)	Based on rankings of MSA for 2010 according to the United States Census Bureau

CRE Debt Securities Portfolio

We invest from time to time in CRE debt securities as part of our investment strategy. As of December 31, 2019, our CRE debt securities portfolio consisted of one fixed rate and 37 floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties located across the United States, primarily in Texas and California, with no state representing more than 15.72% of an investment’s current face amount.

The following table details overall statistics for our CRE debt securities as of December 31, 2019 (dollars in thousands):

	Total	CRE CLO(1)	CMBS(4)
Number of CRE debt security investments	38	35	3
Fixed rate investments (by current face amount)	0.15%	0.00%	3.21%
Floating rate investments (by current face amount)	99.85%	100.00%	96.79%
Initial Par value	$786,403	$750,190	$36,213
Current face value(1)	$786,349	$750,187	$36,162
Weighted average coupon(2)	3.75%	3.77%	3.27%
Weighted average yield to expected maturity(3)	3.68%	3.70%	3.22%
Weighted average life (in years)	3.2	3.2	1.8
Weighted average principal repayment window (in years)(4)	3.3	3.4	2.0
Contractual maturity (in years)	15.8	16.1	9.7
Ratings range(5)	Unrated to AAA	BBB- to AAA	Unrated to AA-

(1)

CRE debt securities exclude the Company’s holdings of  TRTX 2018-FL2 Notes with a current face value of $14.7 million, which is eliminated in consolidation. For more information regarding TRTX 2018-FL2, see Note 5 to our Consolidated Financial Statements in this Form 10-K. Current face amount is weighted by estimated fair value as of December 31, 2019.

(2)	Weighted average coupon includes LIBOR of 1.76% as of December 31, 2019. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)	Based on current repayment scenarios.
(5)

One of our CMBS investments is unrated; however, principal and interest on this CMBS investment is guaranteed by a U.S. government sponsored enterprise (“GSE”). The CMBS was issued by Fannie Mae and is backed by a mortgage loan on a multifamily property that satisfies GSE program requirements. The two other CMBS investments in our CRE debt securities portfolio are rated A- and AA-.

The following table presents our CRE debt securities investments by ratings as of December 31, 2019 (dollars in thousands):

Ratings	Number of Investments	Current Face Value	% of Total Face Value	Weighted Average Yield to Expected Maturity
AAA	6	$209,150	26.6%	3.21%
AA-	13	195,875	24.9%	3.46%
A-	9	242,824	30.9%	3.82%
BBB-	9	137,338	17.5%	4.47%
Unrated	1	1,162	0.1%	4.20%
Totals/Weighted Average	38	$786,349	100.0%	3.68%

The following presents, by percentage of outstanding principal balance, the property types securing our CRE debt securities investments and the geographic distribution of our CRE debt securities investments, each as of December 31, 2019:

(1)	Property types less than 5% include mixed-use (4.14%), other (3.33%), industrial (2.72%), self-storage (0.77%), mobile home (0.20%), healthcare (0.07%), and warehouse (0.03%).

For additional information regarding our investment portfolio as of December 31, 2019, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes a combination of secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facilities, asset-specific financing structures, and issuances of non-recourse collateralized loan obligations (“CLOs”). We may use other forms of leverage, including structured financing, derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries. In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party ( a “non-consolidated senior interest”).

We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, including in certain instances through the use of derivatives. Under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. We also seek to minimize our exposure to mark-to-market risk. At December 31, 2019, 51.8% of our loan portfolio financing contained no mark-to-market provisions.

The following table details the principal balance amounts outstanding for our financing arrangements as of December 31, 2019 (dollars in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2019
Secured revolving repurchase agreements	$2,314,417
Collateralized loan obligations	1,820,060
Senior secured credit agreements	145,637
Asset-specific financing	77,000
Total indebtedness(1)	$4,357,114

(1)	Excludes deferred financing costs of $25.6 million at December 31, 2019.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our financing arrangements. Our decision to use leverage to finance our assets and the amount of leverage we use will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage, measured as the ratio of debt to equity, will generally range up to 3.5:1, subject to compliance with our financial covenants under our secured revolving repurchase agreements and other contractual obligations. We reserve the right to adjust this range to satisfy our corporate finance and risk management objectives.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the benefit of interest rate floors embedded in certain of our loans. At December 31, 2019, the weighted average LIBOR floor for our loan portfolio was 1.63%. As of December 31, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.3 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. Due to the short remaining term to maturity and floating rate nature of our loan portfolio, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

We had no fixed rate loans outstanding as of December 31, 2019.

The following illustrates, assuming our existing floating rate mortgage loan portfolio and related liabilities, how increases and decreases in LIBOR would impact our net interest income for the twelve-month period following December 31, 2019.

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

In the face of this competition, we have access to our Manager’s professionals through TPG and TPG Real Estate, and their industry expertise, which provides us with a competitive advantage in competing effectively for attractive investment opportunities, helps us assess risks and determine appropriate pricing for certain potential investments, and affords us access to capital with low costs and other attractive attributes. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A - “Risk Factors—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”

Employees

We do not have any employees, nor do we expect to have employees in the future. We are externally managed and are advised by our Manager pursuant to our Management Agreement between our Manager and us. All of our executive officers and certain of our directors are employees of our Manager or its affiliates.

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

Operating and Regulatory Structure

REIT Qualification

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, including, for taxable years beginning before December 31, 2017, any applicable alternative minimum tax, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”), which when active, pay U.S. federal, state, and local income tax on their net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

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

We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments will be subject to various risks, including:

•	economic and market fluctuations;
•	political instability or changes, terrorism and acts of war;
•	changes in environmental, zoning and other laws;
•	casualty or condemnation losses;
•	regulatory limitations on rents;
•	decreases in property values;
•	changes in the appeal of properties to tenants;
•	changes in supply (resulting from the recent growth in commercial real estate debt funds or otherwise) and demand;
•	energy supply shortages;
•	various uninsured or uninsurable risks;
•	natural disasters;
•	changes in government regulations (such as rent control);
•	changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•	increased mortgage defaults;
•	declining interest rates which reduce asset yields, subject to the impact of interest rate floors on certain of our floating rate loans;
•	increases in borrowing rates; and
•	negative developments in the economy and/or adverse changes in real estate values generally and other risk factors that are beyond our control.

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

Commercial real estate debt instruments, such as mortgage loans, that are secured or, in the case of certain assets (including participation interests, mezzanine loans and preferred equity), supported by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay the principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to pay the principal of and interest on the loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property may be adversely affected by the risks particular to commercial real property described above, as well as, among other things:

•	tenant mix and tenant bankruptcies;
•	success of tenant businesses;
•	property management decisions, including with respect to capital improvements, particularly in older building structures;
•	property location and condition, including, without limitation, any need to address environmental contamination at a property;
•	competition from comparable types of properties;
•	changes in global, national, regional or local economic conditions or changes in specific industry segments;
•	declines in regional or local real estate values or rental or occupancy rates;
•	increases in the minimum wage and other forms of employee compensation and benefits;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	changes to tax laws and rates to which real estate lenders and investors are subject; and
•	government regulations.

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

In addition, borrowers usually use the proceeds of a conventional mortgage loan to repay a transitional loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing, or another transitional loan, to repay a transitional loan, which could depend on market conditions and other factors. In the event of any failure to repay under a transitional loan held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan.

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

In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), the current administrator of LIBOR, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The IBA or any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities. Although there have been issuances utilizing SOFR, it is unknown whether SOFR or other alternative reference rates will become widely adopted replacements for LIBOR.

As of December 31, 2019, our loan portfolio included $5.0 billion of floating rate loans for which the interest rate was tied to LIBOR. Additionally, we had $3.7 billion of floating rate debt tied to LIBOR. Our financing arrangements generally allow us to choose a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net interest income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “—Risks Related to Our Financing—Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.”

Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.

As our loans and other investments are repaid, we attempt to redeploy the proceeds we receive into new loans and investments and repay borrowings under our secured revolving repurchase agreements and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected.

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

We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, governmental bodies and other entities and may compete with TPG Funds, subject to duty to offer and other internal rules. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could materially and adversely affect us.”

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

Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, when we acquire fixed rate CRE debt securities investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.

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

We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us. For example, as of December 31, 2019, approximately 52.0% and 49.9% of the loans in our loan portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to our consolidated financial statements in this Form 10-K.

The illiquidity of certain of our loans and other investments may materially and adversely affect us.

The illiquidity of certain of our loans and other investments may make it difficult for us to sell such loans and other investments if the need or desire arises. In addition, certain of our loans and other investments may become less liquid after we originate or acquire them as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such loans and other investments at advantageous times or in a timely manner. Moreover, we expect that many of our investments will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our loans and other investments are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate a loan or other investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

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

Therefore, we may not be able to exercise control over all aspects of our loans and investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

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

We may originate or acquire construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. As described below, the process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances.

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

Investments that we make in CRE debt securities, and other similar structured finance investments, as well as those that we structure, sponsor or arrange, pose additional risks.

We have in the past invested, and may in the future invest, in CRE debt securities such as CMBS and CRE CLO debt securities. In addition, we have in the past invested, and may in the future invest, in subordinate classes of CLOs and other similar structured finance investments secured by a pool of mortgages or loans. Such investments are the first or among the first to bear loss upon a restructuring or liquidation of the underlying collateral, and the last to receive payment of interest and principal.  There is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to economic downturns and adverse underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CRE debt securities because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

There may not be a trading market for subordinate interests in CMBS and CRE CLOs and similar structured finance investment vehicles generally, and volatility in CMBS and CRE CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the issuer, or if the value of the underlying mortgage portfolio declines and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Subordinate interests in CRE CLOs are typically rated non-investment grade, and the most subordinate class is typically not rated, and any investments that we make in such interests would subject us to the risks inherent in such investments. See “—Risks Related to Our Lending and Investment Activities—Investments in non-investment grade rated investments involve an increased risk of default and loss.”

With respect to the CRE debt securities in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CRE debt securities for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could materially and adversely affect our interests.

Investments in non-investment grade rated investments involve an increased risk of default and loss.

Many of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is often the case for private loans) or will be rated as non-investment grade by the rating agencies. As a result, these investments should be expected to have an increased risk of default and loss compared to investment-grade rated assets. Any loss we incur may be significant and may materially and adversely affect us. Our investment guidelines do not limit the percentage of unrated or non-investment grade rated assets we may hold in our portfolio.

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

The United Kingdom’s exit from the E.U. could materially and adversely affect us.

On June 23, 2016, the U.K. held a referendum in which a majority of voters approved an exit from the E.U., commonly referred to as “Brexit,” and negotiations remain ongoing to determine the future terms of the U.K.’s relationship with the E.U. In October 2019, the E.U. and the U.K. agreed to extend the deadline by which a withdrawal agreement must be reached to January 2020. On December 20, 2019, the U.K. Parliament passed a withdrawal agreement bill. The European Parliament subsequently approved the withdrawal agreement and, on January 31, 2020, the U.K. formally withdrew from the E.U. and entered a transition period, which will last until December 31, 2020, during which the U.K.’s trading relationship with the E.U. remains substantially the same while the two sides negotiate a free trade deal. Uncertainty over the terms of the U.K.’s withdrawal from the E.U. and any future free trade deal between the U.K. and the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations.

The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. makes to retain access to E.U. markets either during the transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Until the terms of the U.K’s exit from the E.U. become clearer, it is not possible to determine the impact that the U.K.’s formal departure from the E.U. and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could materially and adversely affect us.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Losses (“CECL”) model. Under the CECL model, which became effective for us on January 1, 2020, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model is an accounting estimate and is inherently uncertain because it is sensitive to changes in economic and credit conditions in the geographic locations in which we operate. Economic and credit conditions are interdependent and as a result there is no single factor to which the Company as a whole is sensitive; therefore, it is possible that actual events differ from the assumptions built into the financial model used by the Company to determine its future expected loan losses, resulting in material adjustments to the Company’s financial assets measured at amortized cost. Additionally, the Company’s application of CECL is subject to ongoing review and evaluation and open to change should relevant information emerge. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, CECL may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We may experience a decline in the fair value of investments we may make in CRE debt securities, which could materially and adversely affect us.

A decline in the fair value of investments we may make in CRE debt securities may require us to recognize an other-than-temporary (“OTTI”) impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition and our results of operations.

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

In addition to other analytical tools, our Manager will utilize financial models to evaluate commercial mortgage loans and expected losses that may result, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager utilizes financial models to evaluate the credit quality of commercial mortgage loans, the accuracy and effectiveness of which cannot be guaranteed. It is possible that financial models used for our CECL estimate may fail to include relevant factors or they may fail to accurately estimate the impact of factors they identify. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

In addition, with the enactment of the Terrorism Risk Insurance Act of 2002 (“TRIA”) and the subsequent enactment of legislation extending TRIA through the end of 2027, insurers are required to make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance, and there is no assurance that this legislation will be signed into law or that TRIA will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate finance market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our investments are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability and losses if a claim of this type were to arise.

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

A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally, any real property improvements made by the lessee during the term of the lease will revert to the landowner at the end of the lease term. We may originate or acquire commercial mortgage loans or commercial real estate-related debt instruments secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to expire or terminate unexpectedly, due to the borrower’s default on such ground lease, our interests in such loans could be materially and adversely affected.

Risks Related to Our Financing

We have a significant amount of debt, which subjects us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur or have outstanding.

As of December 31, 2019, we had $4.4 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur significant additional debt through secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facilities, structured financing and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. As of December 31, 2019, we were a party to secured revolving repurchase agreements as well as senior secured and secured credit agreements with each of Goldman Sachs Bank USA, JP Morgan Chase Bank, National Association, J.P. Morgan Securities, LLC, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Royal Bank of Canada, Barclays Bank PLC, U.S. Bank National Association, Citibank, N.A., and Bank of America N.A., with an aggregate maximum amount of approximately $4.0 billion for loans and $0.7 billion for CRE debt securities.

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

Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured revolving repurchase agreements, non-recourse CLO financing, senior secured and secured credit agreements, term loan facilities, and asset-specific financing structures. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our balance sheet, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including secured and unsecured warehouse facilities, structured financing, derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;
•	the market’s view of the quality of our investments;
•	the market’s perception of our growth potential;
•	our current and potential future earnings and cash distributions; and
•	the market price of our common stock.

We also expect to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect one or more lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Accordingly, there can be no assurance that we will be able to obtain or utilize any financing arrangements in the future on similar or more favorable terms, or at all. In addition, even if we are able to access the capital markets, significant balances may be held in cash or cash equivalents pending future investment as we may be unable to invest proceeds on the timeline anticipated.

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

Our financing arrangements may require us to provide additional collateral or repay debt.

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

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt, as well as any interest rate swaps utilized for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate assets may not compensate for such increase in interest expense and the interest income we earn on fixed rate assets would not change. Similarly, in a period of declining interest rates, our interest income on floating rate assets would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income, and the interest expense we incur on our fixed rate debt would not change. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire loans or other investments, the value of our investments and our ability to realize gains from the disposition of assets. Moreover, changes in interest rates may affect borrower default rates.

Our investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our investments currently include loans with floating interest rates and, in the future, may include loans with fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically, in our case, monthly) based upon an index (in our case, LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the interest they earn fluctuates based upon interest rates (for example, LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about risks relating to changes to, or the elimination of, LIBOR, see “Risks Related to Our Lending and Investment Activities—Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.” Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Our Manager may employ various hedging strategies on our behalf to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that hedging strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We may utilize, if available, warehouse facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we seek financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization or other financing is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the securitization or other financing is completed, we would have to bear any resulting loss on the sale.

We have utilized and may in the future utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We have utilized and may in the future utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use our secured revolving repurchase agreements, or other short-term facilities, to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO, or issuance of CMBS, or the private placement of loan participations or other long-term financing. When employing this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments or loans to maximize the efficiency of a CLO, CMBS, or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities or secured revolving repurchase agreements after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

We conduct substantially all of our operations and own substantially all of our assets through our holding company subsidiary, Holdco. Holdco has guaranteed repayment of 25% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase agreements secured by loans and 100% of the principal amount borrowed and other payment obligations under each of our secured revolving repurchase agreements secured by CRE debt securities. In addition, Holdco has guaranteed 100% of the principal amount borrowed and other payment obligations under our secured credit agreement. Our secured revolving repurchase agreements provide for significant aggregate borrowings. Holdco may in the future guarantee the performance of additional subsidiaries’ obligations. The guarantee agreements contain financial covenants covering liquid assets and net worth requirements. Holdco’s failure to satisfy these covenants and other requirements could result in defaults under each of our secured revolving repurchase agreements and acceleration of the amount borrowed thereunder. Such defaults could have a material adverse effect on us. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

Other than any dedicated or partially dedicated chief financial officer that our Manager currently provides to us, the TPG personnel provided to our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.

Other than with respect to any dedicated or partially dedicated chief financial officer that our Manager currently provides to us, neither our Manager nor any other TPG affiliate is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Manager has informed us that Robert Foley will continue to serve as our chief financial and risk officer and that he will spend a substantial portion of his time on our affairs, key personnel, including Mr. Foley, provided to us by our Manager may become unavailable to us as a result of their departure from TPG or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any TPG Funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is also an employee of TPG, who has now or may be expected to have significant responsibilities for TPG Funds managed by TPG now or in the future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

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

We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2019, three of our seven directors are employees of TPG. In addition, our chief financial and risk officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:

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

There are currently two TPG Fund complexes that are making new investments that may include the origination, acquisition and management of mortgage-related loans and CRE debt securities as a part of their primary investment strategy, which funds collectively had approximately $16 billion in aggregate capital commitments as of January 28, 2020.

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

•

Assignment and Sharing or Limitation of Rights. We may invest alongside TPG Funds and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such TPG Funds certain of our rights, in whole or in part, or agree to limit our rights, including in certain instances certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to ameliorate conflicts of interest which may in certain circumstances involve a forbearance of our rights. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in a TPG Fund exercising such rights in a way that is adverse to us.

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

•

Pursuit of Differing Strategies. TPG and our Manager may determine that an investment opportunity may not be appropriate for us but may be appropriate for one or more of the TPG Funds, or may decide that our company and certain of the TPG Funds should take differing positions with respect to a particular investment. In these cases, TPG and our Manager may pursue separate transactions for us and one or more TPG Funds. This may affect the market price or the terms of the particular investment or the execution of the transaction, or both, to the detriment or benefit of us and one or more TPG Funds. For example, a TPG investment manager may determine that it would be in the interest of a TPG Fund to sell a security that we hold long, potentially resulting in a decrease in the market price of the security held by us.

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

•

Underwriting, Advisory and Other Relationships. As part of its regular business, TPG provides a broad range of underwriting, investment banking, placement agent and other services. In connection with selling investments by way of a public offering, a TPG broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. TPG may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. TPG may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of TPG Funds or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, TPG may receive underwriting fees, placement commissions or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where TPG serves as underwriter with respect to a portfolio company’s securities, we or the applicable TPG Fund holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

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

•

Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in our Management Agreement, our Manager, TPG Real Estate Management, LLC and their respective affiliates will not be restricted in the scope of their businesses or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, TPG and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

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

Termination of our Management Agreement without cause would be difficult and costly. Our independent directors will review our Manager’s performance and the fees that may be payable to our Manager annually and, following the initial term of three years, our Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon their determination that (1) our Manager’s performance is unsatisfactory and materially detrimental to us and our subsidiaries taken as a whole or (2) the base management fee and incentive compensation, taken as a whole, payable to our Manager is not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of fees agreed to by at least two-thirds of our independent directors. We are required to provide our Manager with 180 days’ prior written notice of any such termination. Additionally, upon such a termination unrelated to a cause event, or if we materially breach our Management Agreement and our Manager terminates our Management Agreement, our Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of (x) the average annual base management fee and (y) the average annual incentive compensation earned by our Manager, in each case during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating our Management Agreement and adversely affect our ability to terminate our Manager in the absence of a cause event.

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

We have entered into a trademark license agreement (the “trademark license agreement”) with an affiliate of TPG (the “licensor”), pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable, non-sublicensable license to use the name “TPG RE Finance Trust, Inc.” and the ticker symbol “TRTX.” Under this agreement, we have a right to use this name for so long as our Manager (or another TPG affiliate that serves as our manager) remains an affiliate of the licensor under the trademark license agreement. The trademark license agreement may be terminated by either party as a result of certain breaches or upon 90 days’ prior written notice; provided that upon notification of such termination by us, the licensor may elect to effect termination of the trademark license agreement immediately at any time after 30 days from the date of such notification. The licensor will retain the right to continue using the “TPG” name. The trademark license agreement does not permit us to preclude the licensor from licensing or transferring the ownership of the “TPG” name to third parties, some of whom may compete with us. Consequently, we may be unable to prevent any damage to goodwill that may occur as a result of the activities of the licensor, TPG or others. Furthermore, in the event that the trademark license agreement is terminated, we will be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise have a material adverse effect on us.

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

We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We will classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets, which we refer to as “Qualifying Interests,” and (ii) at least 80% of its assets in Qualifying Interests and real estate-related assets. Qualifying Interests for this purpose include senior mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are Qualifying Interests for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes, CRE debt securities and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. The SEC has not published guidance with respect to the treatment of the pari passu participation interests in senior mortgage loans held by certain of our subsidiaries for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance applicable to the participation interests, we intend to treat such participation interests as real estate-related assets. Because of the composition of the assets of our subsidiaries that own such participation interests, we currently treat such subsidiaries as excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, and treat the securities issued by them to us as “investment securities” for purposes of the 40% test.

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

On December 16, 2015, the U.S. Commodity Futures Trading Commission (the “CFTC”) published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities”. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

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

If we fail to maintain an effective system of internal control, we may be unable to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

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

Accounting rules for transfers of financial assets, consolidation of variable interest entities, loan loss reserves, loan impairments, valuation of assets and liabilities, and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated historical financial statements and our ability to timely prepare our consolidated historical financial statements. Our inability to timely prepare our consolidated historical financial statements in the future could materially and adversely affect us.

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

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, CRE debt securities and other types of debt investments or interests in debt investments before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, under the TCJA, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

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

The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own common stock, if in the future we choose to pay dividends in our own common stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of CRE debt securities. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Moreover, some of the CRE debt securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CRE debt securities will be made. If such CRE debt securities turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

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

Finally, in the event that any debt instruments or CRE debt securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%.  In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited.  The TCJA generally requires us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.  Most of the TCJA changes applicable to individuals are temporary and apply only to taxable years before January 1, 2026. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

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

Our common stock trades on the NYSE under the symbol “TRTX”. The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects;
•	changes in the value of our portfolio;
•	actual or perceived conflicts of interest with TPG, including our Manager, and the personnel of TPG provided to our Manager, including our executive officers, and TPG Funds;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	loss of a major funding source or inability to obtain new favorable funding sources in the future;
•	our financing strategy and leverage;
•	actual or anticipated accounting problems;
•	publication of research reports about us or the commercial real estate industry;
•	adverse market reaction to additional indebtedness we incur or securities we may issue in the future;
•	additions to or departures of key personnel of TPG, including our Manager;
•	changes in market valuations or operating performance of companies comparable to us;
•	price and volume fluctuations in the overall stock market from time to time;
•	short-selling pressure with respect to shares of our common stock or REITs generally;
•	speculation in the press or investment community;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expense on our debt;
•	failure to maintain our REIT qualification or exclusion or exemption from Investment Company Act regulation or listing on the NYSE;
•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•	general market and economic conditions and trends, including inflationary concerns and the current state of the credit and capital markets; and
•	the other factors described in this Item 1A - “Risk Factors.”

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

Prior to the completion of our initial public offering on July 25, 2017, we entered into a registration rights agreement with TPG Holdings III, L.P. and certain of our other stockholders. The registration rights agreement provides these stockholders with certain demand, shelf and piggyback registration rights. Pursuant to the registration rights agreement, each of the holders may make up to three requests that we register the resale of all or any part of such holder’s registrable securities under the Securities Act at any time. The registration rights agreement also provides the holders with certain shelf registration rights. Accordingly, a holder may request that we file a shelf registration statement pursuant to Rule 415 under the Securities Act relating to the resale of the registrable securities held by such holder from time to time in accordance with the methods of distribution elected by such holder. In any demand or shelf registration, subject to certain exceptions, the other holders will have the right to participate in the registration on a pro rata basis, subject to certain conditions. By exercising these rights and selling a significant number of shares of our common stock, the market price of our common stock could decline significantly.

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

We have also filed a registration statement on Form S-8 registering the issuance of an aggregate of 4,600,463 shares of our common stock issuable under the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The issuance of these shares and their subsequent sale could cause the market price of our common stock to decline.

We cannot predict the effect, if any, of future issuances or sales of our stock, or the availability of shares for future issuances or sales, on the market price of our common stock. Issuances or sales of substantial amounts of stock or the perception that such issuances or sales could occur may adversely affect the prevailing market price for our common stock.

We may issue shares of restricted stock and other equity-based awards under the Incentive Plan. Also, we may issue additional shares of our stock in public offerings or private placements to make new investments or for other general corporate purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future stock issuances, which may dilute the then existing stockholders’ interests in us.

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

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable but has the effect of reducing the basis of a stockholder’s investment in our common stock.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance

Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 13, 2020, there were approximately 28 holders of record of our common stock and no holders of record of our Class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” of this Form 10-K for information regarding the conversion of the Company’s Class A common stock into shares of the Company’s common stock subsequent to December 31, 2019.

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

Performance Graph

The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from July 20, 2017 (the date our common stock began trading on the NYSE) through December 31, 2019, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the Bloomberg REIT Mortgage Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Total Stockholder Return

Item 6. Selected Financial Data.

The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except for per share data)	2019	2018	2017	2016	2015
OPERATING DATA:
INTEREST INCOME
Interest Income	$339,814	$265,594	$198,903	$153,631	$128,647
Interest Expense	(174,841)	(126,025)	(78,268)	(61,649)	(47,564)
Net Interest Income	164,973	139,569	120,635	91,982	81,083
OTHER REVENUE
Other Income, net	1,754	1,307	1,697	416	54
Total Other Revenue	1,754	1,307	1,697	416	54
OTHER EXPENSES
Professional Fees	3,719	3,162	3,132	3,260	5,224
General and Administrative	3,006	3,374	2,943	2,199	784
Stock Compensation Expense	2,556	665	32	-	-
Servicing and Asset Management Fees	1,837	2,646	3,068	3,625	4,011
Management Fees	21,571	19,364	14,096	8,816	6,902
Collateral Management Fee	-	-	225	849	1,257
Incentive Management Fee	7,146	4,384	4,338	3,687	1,992
Total Other Expenses	39,835	33,595	27,834	22,436	20,170
Income Before Income Taxes	$126,892	$107,281	$94,498	$69,962	$60,967
Income Taxes (Expense) Income, net	(579)	(340)	(146)	5	(1,612)
Net Income	$126,313	$106,941	$94,352	$69,967	$59,355
Preferred Stock Dividends	(15)	(3)	(16)	(16)	(15)
Net Income Attributable to TPG RE Finance Trust, Inc.	$126,298	$106,938	$94,336	$69,951	$59,340
Per Share Information:
Basic and Diluted Earnings per Share(1)	$1.73	$1.70	$1.74	$1.69	$1.81
Dividends Declared Per Share(1)	$1.72	$1.71	$1.56	$1.62	$1.91
Weighted Average Number of Shares Outstanding, Basic and Diluted:
Common Stock(1)	71,602,026	61,881,279	52,994,539	40,338,909	32,259,530
Class A Common Stock(1)	1,141,145	1,153,527	1,200,057	1,067,117	608,439
Total	72,743,171	63,034,806	54,194,596	41,406,026	32,867,969

	Year Ended December 31,
(Dollars in thousands, except for per share data)	2019	2018	2017	2016	2015
BALANCE SHEET DATA (at period end):
Total Assets	$5,892,870	$4,526,790	$3,355,385	$2,665,583	$2,119,753
Total Liabilities	$4,388,916	$3,199,620	$2,154,054	$1,694,894	$1,403,403
Total Equity	$1,503,954	$1,327,170	$1,201,331	$970,689	$716,350
Preferred Stock	$125	$—	$125	$125	$125
Stockholders’ Equity, Net of Preferred Stock	$1,503,829	$1,327,170	$1,201,206	$970,564	$716,225
Number of Shares Outstanding at Period End(1) (2)	76,022,778	67,163,700	60,618,730	48,446,028	35,929,782
Book Value per Common Share	$19.78	$19.76	$19.82	$20.03	$19.93

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

2019 Highlights

Operating Results:

•	Generated GAAP net income of $126.3 million, or $1.73 per share, an increase of $19.4 million, or 18.1%, as compared to the year ended December 31, 2018.
•	Increased Core Earnings to $128.2 million, or $1.76 per share, an increase of $20.8 million, or 19.4%, as compared to the year ended December 31, 2018.
•	Declared dividends of $128.4 million, or $1.72 per share, representing a dividend yield of 8.7% on a book value per common share of $19.78 as of December 31, 2019.

Investment Portfolio Activity:

•

Originated thirty two loans with an aggregate commitment of $2.9 billion, an initial unpaid principal balance of $2.4 billion, unfunded commitments upon closing of $439.5 million, and a weighted average interest rate of LIBOR plus 3.35%, including a $132.0 million non-consolidated senior interest.

•	Funded $235.2 million in future funding obligations associated with existing loans.
•	Received cash proceeds of $1.9 billion from principal repayments, including $59.6 million from a loan sale.
•

Acquired $785.1 million of primarily investment grade-rated CRE debt securities, sold $46.6 million of CRE debt securities and received principal repayments of $26.7 million on our CRE debt securities investments.

Financing Activity:

•

Closed TRTX 2019-FL3, a collateralized loan obligation totaling $1.2 billion, financing twenty two existing first mortgage loan investments, comprised of twenty pari passu participation interests and two whole loans, significantly reducing our cost of funds and increasing non mark-to-market, non-recourse, matched-term financing of the loan portfolio to more than 50% of funded debt.

•

On August 16, 2019, we utilized the contractual call option in our TRTX 2018-FL1 CLO to repurchase, at par, all of the outstanding investment grade-rated notes held by third-party investors and retired all preference shares and non-investment grade notes held by the Company’s subsidiaries (collectively, the “TRTX 2018-FL1 Securities”) for total consideration of $509.5 million and refinanced the underlying collateral, which generated net cash proceeds of $32.2 million.

•	Reinvested $514.7 million in TRTX 2018-FL2 involving fourteen loans or participation interests therein.
•	Closed a $750 million secured revolving repurchase agreement with Barclays Bank PLC.
•

Raised net proceeds of $136.5 million, after underwriting discounts and reimbursement by the Manager of $0.3 million of offering costs, through the issuance of 6.9 million shares in an underwritten offering at a net price to us of $19.80 per share.

•	Raised $37.5 million of net proceeds through the Company’s at-the-market program at an average price per share of $20.42 before commissions.

Liquidity:

Available Liquidity at December 31, 2019 of $465.4 million was comprised of:

•	Cash-on-hand of $79.2 million, of which $22.3 million was available for investment.
•	$0.1 million of cash in TRTX 2018-FL2 available for investment dependent upon our ability to contribute eligible collateral.
•	$1.3 million of cash in TRTX 2019-FL3 available for investment dependent upon our ability to contribute eligible collateral.
•

Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $279.1 million under secured revolving repurchase agreements and senior secured and secured credit agreements with nine lenders.

•	CRE debt securities with a face value of $786.3 million that, if sold at par, could generate $105.7 million of cash available for reinvestment in loans, net of financing of $680.6 million.

Financing Capacity at December 31, 2019 was comprised of:

•

$4.0 billion of loan financing capacity under secured revolving repurchase agreements and senior secured and secured credit agreements provided by nine lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide stable financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to market-specific events.  As of December 31, 2019, these financing arrangements had a weighted average credit spread of 1.72% and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions) of 2.9 years. These financing arrangements are generally 25% recourse to Holdco.

•

Capacity available for CRE debt securities investments under four secured revolving repurchase agreements is based upon the haircut and other risk characteristics at the time the collateral is pledged. As of December 31, 2019, the total available financing capacity under these repurchase agreements was $692.8 million. The weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions and have obtained the consent of our lenders) of our outstanding borrowings is less than one month. These agreements are 100% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended December 31, 2019, we recorded earnings per share of $0.44, declared a dividend of $0.43 per share, and reported $0.45 per share of Core Earnings. For the year ended December 31, 2019, we recorded earnings per share of $1.73, declared dividends of $1.72 per share, and reported Core Earnings per share of $1.76. In addition, our book value per common share as of December 31, 2019 was $19.78. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2019	2019	2018
Net Income Attributable to TPG RE Finance Trust, Inc.(1)	$32,902	$126,298	$106,938
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	74,504,278	72,743,171	63,034,806
Basic and Diluted Earnings per Common Share(2)	$0.44	$1.73	$1.70
Dividends Declared per Common Share(2)	$0.43	$1.72	$1.71

(1)	Represents net income attributable to holders of our common stock and Class A common stock after deducting preferred stock dividends.
(2)	Weighted average number of common shares outstanding, earnings per common share and dividends declared per common share includes common stock and Class A common stock.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. Although pursuant to our Management Agreement we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fee expense, we report Core Earnings after incentive fee expense, because we believe this is a more meaningful presentation of the economic performance of our common and Class A common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2019	2019	2018
Net Income Attributable to Common Stockholders(1)	$32,618	$125,622	$106,744
Non-Cash Stock Compensation Expense	590	2,556	665
Core Earnings	$33,208	$128,178	$107,409
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	74,504,278	72,743,171	63,034,806
Core Earnings per Common Share, Basic and Diluted(2)	$0.45	$1.76	$1.70

(1)

Represents GAAP net income attributable to our common and Class A common stockholders after deducting dividends paid on participating securities. For more information regarding the calculation of earnings per share using the two class method, see Note 11 to our Consolidated Financial Statements in this Form 10-K.

(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	December 31, 2019	December 31, 2018
Total Stockholders’ Equity	$1,503,954	$1,327,170
Preferred Stock	125	—
Stockholders’ Equity, Net of Preferred Stock	$1,503,829	$1,327,170
Number of Common Shares Outstanding at Period End(1)	76,022,778	67,163,700
Book Value per Common Share	$19.78	$19.76

(1)	Includes shares of common and Class A common stock.

Portfolio Overview

The Company’s interest-earning assets include its portfolio of floating rate mortgage loans and CRE debt securities investments.  At December 31, 2019, our balance sheet loan portfolio was comprised of sixty five loans totaling $5.6 billion of commitments with an unpaid principal balance of $5.0 billion, as compared to sixty loans with $4.9 billion of commitments and an unpaid principal balance $4.3 billion at December 31, 2018.  At December 31, 2019, our portfolio of CRE debt securities was comprised of thirty eight investments with an aggregate face amount of $786.3 million, as compared to four investments with an aggregate face amount of $76.40 million at December 31, 2018.

Loan Portfolio

During the three months ended December 31, 2019, we originated seven loans with a total loan commitment amount of $653.7 million, of which $561.1 million was funded at origination. Other loan fundings included $106.0 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments and sales during the three months ended December 31, 2019 totaled $645.9 million and $59.6 million, respectively. We generated interest income of $75.7 million and incurred interest expense of $37.2 million, which resulted in net interest income of $38.5 million.

For the year ended December 31, 2019, we originated thirty two loans with a total loan commitment amount of $2.9 billion, of which $2.4 billion was funded at origination. Other loan fundings included $235.2 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments and sales during the year ended December 31, 2019 were $1.9 billion and $59.6 million, respectively, totaling $1.9 billion. We generated interest income of $318.4 million and incurred interest expense of $161.9 million, which resulted in net interest income of $156.5 million.

The following table details our loan activity by unpaid principal balance for the three months and year ended December 31, 2019 (dollars in thousands):

	Three Months Ended	Year Ended
	December 31, 2019	December 31, 2019
Loan originations— initial funding	$561,081	$2,356,021
Other loan fundings(1)	105,975	268,356
Loan repayments	(645,950)	(1,880,222)
Loan sale	(59,569)	(59,569)
Total loan fundings, net	$(38,463)	$684,586

(1)	Additional fundings made under existing loan commitments.

The following table provides selected statistics for our loan portfolio as of December 31, 2019 (dollars in thousands):

	Total Loan Portfolio	Balance Sheet Portfolio
Number of loans	66	65
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitment(1)	$5,760,765	$5,628,765
Unpaid principal balance	$4,998,176	$4,998,176
Unfunded loan commitments(2)	$630,589	$630,589
Carrying value	$4,980,389	$4,980,389
Weighted average credit spread(3)	3.48%	3.48%
Weighted average all-in yield(3)	5.71%	5.71%
Weighted average term to extended maturity (in years)(4)	3.8	3.8
Weighted average LTV(5)	65.43%	65.43%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At December 31, 2019, we had non-consolidated senior interests outstanding of $132 million. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of December 31, 2019, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2019 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2019, based on the unpaid principal balance of our total loan exposure, 71.5% of our loans were subject to yield maintenance or other prepayment restrictions and 28.5% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2019, divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan.  The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager. See Note 17 to the Consolidated Financial Statements included in this Form 10-K for details about our mortgage loan originations subsequent to December 31, 2019.

CRE Debt Securities

We invest from time to time in CRE debt securities investments as part of our investment strategy. As of December 31, 2019, our CRE debt securities investment portfolio consisted of one fixed rate and thirty seven floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in Texas and California, with no state representing more than 15.72% of an investment’s current face amount. Our CRE debt securities carry ratings of BBB- to AAA; our sole unrated CRE debt security has a GSE guarantee with respect to payment of interest and principal. Our CRE CLO investments are floating rate securities with an expected weighted average life of 3.2 years.

The following table provides selected statistics for our CRE debt securities portfolio as of December 31, 2019 (dollars in thousands):

	Total	CRE CLO(1)	CMBS(4)
Number of CRE debt security investments	38	35	3
Fixed rate investments (by current face amount)	0.15%	0.00%	3.21%
Floating rate investments (by current face amount)	99.85%	100.00%	96.79%
Initial Par value	$786,403	$750,190	$36,213
Current face value(1)	$786,349	$750,187	$36,162
Weighted average coupon(2)	3.75%	3.77%	3.27%
Weighted average yield to expected maturity(3)	3.68%	3.70%	3.22%
Weighted average life (in years)	3.2	3.2	1.8
Weighted average principal repayment window (in years)(4)	3.3	3.4	2.0
Contractual maturity (in years)	15.8	16.1	9.7
Ratings range(5)	Unrated to AAA	BBB- to AAA	Unrated to AA-

(1)

CRE debt securities exclude the Company’s holdings of TRTX 2018-FL2 Notes with a current face value of $14.7 million which is eliminated in consolidation. For more information regarding TRTX 2018-FL2, see Note 5 to our Consolidated Financial Statements in this Form 10-K. Current face amount is weighted by estimated fair value as of December 31, 2019.

(2)	Weighted average coupon includes LIBOR of 1.76% as of December 31, 2019. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)	Based on current repayment scenarios.
(5)

One of our CMBS investments is unrated; however, principal and interest on this CMBS investment is guaranteed by a U.S. government sponsored enterprise (“GSE”). The CMBS was issued by Fannie Mae and is backed by a mortgage loan on a multifamily property that satisfies GSE program requirements. The two other CMBS investments in our CRE debt securities portfolio are rated A- and AA-.

For information regarding our holdings in CRE debt securities by ratings, geographic concentration and property type as of December 31, 2019, see Item 1 - “Business – Investment Portfolio – CRE Debt Securities Portfolio” in this Form 10-K.

Asset Management

We actively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with Situs, one of the largest commercial mortgage loan servicers, pursuant to which Situs provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-K for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of December 31, 2019 and December 31, 2018 based on our internal risk ratings (dollars in thousands):

	December 31, 2019		December 31, 2018
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$-	—	$29,923	1
2	903,393	11	959,314	12
3	3,868,696	47	3,099,401	41
4	208,300	7	205,149	6
5		—	—	—
	$4,980,389	65	$4,293,787	60

For the period ended December 31, 2019 and December 31, 2018, the weighted average risk rating of our total loan exposure based on carrying value was 2.9 and 2.8, respectively.

Investment Portfolio Financing

Our portfolio financing arrangements during the years ended December 31, 2019 and December 31, 2018 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financing arrangements. At December 31, 2018, our portfolio financing arrangements also included one term loan facility. We had one outstanding non-consolidated senior interest at December 31, 2019, with a total loan commitment of $132.0 million. We did not have any non-consolidated senior interests outstanding at December 31, 2018.

The following table details our portfolio financing arrangements at December 31, 2019 and December 31, 2018 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2019	December 31, 2018
Secured revolving repurchase agreements	$2,314,417	$1,044,145
CLO financing	1,820,060	1,522,377
Senior secured credit agreements	145,637	460,381
Asset-specific financing	77,000	32,500
Term loan facility (1)	—	114,262
Total indebtedness(2)	$4,357,114	$3,173,665

(1)	The term loan financing was terminated in October 2019.
(2)	Excludes deferred financing costs of $25.6 million and $23.8 million as of December 31, 2019 and December 31, 2018, respectively.

Secured Revolving Repurchase Agreements

As of December 31, 2019, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $2.3 billion, of which $1.6 billion related to our mortgage loan investments. As of December 31, 2019, for our secured revolving repurchase agreements related to our mortgage loan investments, the weighted average interest rate was LIBOR plus 1.72% per annum, and the weighted average approved advance rate was 78.6%. As of December 31, 2019, outstanding borrowings under these agreements for our mortgage loan investments had a weighted average term to extended maturity of 2.9 years (assuming we have exercised all extension options and term-out provisions). The Morgan Stanley secured revolving repurchase agreement has an initial maturity date of May 4, 2020 and can be extended for additional successive one-year periods, subject to approval by the lender. The number of extension options is not limited by the terms of this agreement.

At December 31, 2019 and December 31, 2018, the Company had four and two secured revolving repurchase agreements, respectively, to finance its CRE debt securities investing activities. Credit spreads vary depending upon the type of CRE debt securities investments, credit ratings and approved advance rate. Assets pledged at December 31, 2019 consisted of 35 CRE CLOs and two CMBS investments, while pledged assets at December 31, 2018 consisted of two CMBS investments.

The following tables detail our secured revolving repurchase agreements as of December 31, 2019 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$288,032	$219,798	$45,437	$174,361	$530,202	L+ 1.75%	8/19/2022
Wells Fargo	750,000	593,742	463,085	394,628	68,457	286,915	L+ 1.79%	4/18/2022
Barclays	750,000	542,927	434,342	431,760	2,582	315,658	L+ 1.54%	8/13/2022
Morgan Stanley	500,000	519,638	406,448	394,747	11,701	93,552	L+ 1.86%	N/A
JP Morgan	400,000	300,677	237,810	218,448	19,362	162,190	L+ 1.58%	8/20/2023
US Bank	152,240	173,253	138,603	136,599	2,004	13,637	L+ 1.83%	7/9/2024
Subtotal/Weighted Average—Loans	$3,302,240	$2,418,269	$1,900,086	$1,621,619	$278,467	$1,402,154	L+ 1.72%
JP Morgan	$475,881	$544,105	$475,881	$475,881	$-	$-	L+ 0.88%	1/17/2020	(5)
Wells Fargo	135,774	161,153	135,774	135,774	-	-	L+ 0.95%	1/16/2020	(5)
Goldman Sachs	81,143	94,629	81,143	81,143	—	-	L+ 0.94%	1/12/2019	(5)
Royal Bank of Canada	-	-	-	-	—	-	N/A	N/A
Subtotal/Weighted Average—CRE Debt Securities	$692,798	$799,887	$692,798	$692,798	$—	$-	L+ 0.90%
Total/Weighted Average	$3,995,038	$3,218,156	$2,592,884	$2,314,417	$278,467	$1,402,154	L+ 1.47%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)	Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2019.

The following table details our secured revolving repurchase agreements as of December 31, 2018 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$474,243	$355,051	$191,164	$163,887	$394,949	L+ 2.24%	8/19/2019
Wells Fargo	750,000	339,012	256,120	246,208	9,912	493,880	L+ 1.83%	5/25/2021
Morgan Stanley	500,000	244,936	185,221	182,507	2,714	314,779	L+ 2.22%	N/A
JP Morgan	400,000	254,026	190,541	185,529	5,012	209,459	L+ 2.16%	8/20/2023
US Bank	212,840	262,929	207,344	206,040	1,304	5,496	L+ 1.79%	10/9/2023
Subtotal/Weighted Average—Loans	$2,612,840	$1,575,146	$1,194,277	$1,011,448	$182,829	$1,418,563	L+ 2.00%
Royal Bank of Canada	100,000	—	—	—	—	100,000	N/A	N/A
Goldman Sachs	100,000	38,517	32,697	32,697	—	67,303	L+ 0.57%	1/2/2019	(5)
Subtotal/Weighted Average—CRE Debt Securities	$200,000	$38,517	$32,697	$32,697	$—	$167,303	OIS+ 0.6%
Total/Weighted Average	$2,812,840	$1,613,663	$1,226,974	$1,044,145	$182,829	$1,585,866	L+ 2.00%		(5)

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

Borrowings under our secured revolving repurchase agreements are subject to the initial approval of eligible collateral loans (or CRE debt securities, depending on the agreement) by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The maximum and average month end balances for our secured revolving repurchase agreements during the year ended December 31, 2019 are as follows (dollars in thousands):

	Year Ended December 31, 2019
	Carrying Value	Maximum Month End Balance	Average Month End Balance
Barclays	$431,760	$431,760	$146,121
Morgan Stanley	394,747	394,747	278,861
Wells Fargo	394,628	723,874	493,059
JP Morgan	218,448	590,290	214,565
US Bank	136,599	261,793	206,682
Goldman Sachs	45,437	545,152	330,830
Subtotal / Averages - Loans(1)	$1,621,619	$2,701,201	$1,670,118
JP Morgan	475,881	475,881	312,507
Wells Fargo	135,774	150,323	88,811
Goldman Sachs	81,143	81,143	46,843
Royal Bank of Canada	—	-	-
Subtotal / Averages - CRE Debt Securities(1)	$692,798	$692,798	$448,161
Total / Averages - Loans and CRE Debt Securities(1)	$2,314,417	$3,236,024	$2,118,279

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreement at a month end during the year ended December 31, 2019.

We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of our target assets, which may be accepted by a respective secured revolving repurchase agreement lender as collateral. Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate, the market value of the loan asset and any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations. Generally, our secured revolving repurchase agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase agreement. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by CRE debt securities is in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. The liability of Holdco under the guarantees related to our secured revolving repurchase agreements secured by loans is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, such liability cap under the guarantees related to our secured revolving repurchase agreements secured by loans does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

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

At December 31, 2019, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 19.4%, as compared to 23.0% at December 31, 2018.

The haircut for our secured revolving purchase agreements is dependent on the collateral used (loans or CRE debt securities) for the secured revolving repurchase agreements. At December 31, 2019 and December 31, 2018, the following table presents the weighted average haircut on our secured revolving purchase agreements by collateral type:

	Year Ended December 31,
	2019	2018
Loans	21.4%	23.4%
CRE Debt Securities	13.9%	10.0%
Weighted Average	19.4%	23.0%

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

Collateralized Loan Obligations

On August 16, 2019, the Company utilized its contractual call option to redeem all of the outstanding TRTX 2018-FL1 Securities. The collateral interests related to the redeemed TRTX 2018-FL1 Securities were refinanced to the Company’s secured revolving repurchase agreements and generated additional net cash proceeds of $32.2 million.

As of December 31, 2019, we had two collateralized loan obligations, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $1.8 billion, financing thirty eight existing first mortgage loan investments totaling $2.2 billion, providing an efficient cost of funds, non-mark-to-market, matched-term, non-recourse financing for 51.8% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.44%, have a weighted average advance rate of 82.4%, and include a reinvestment feature that allows us to contribute newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. As of December 31, 2019, the loan investments contributed to the collateralized loan obligations represented $2.2 billion, or 44.6%, of the aggregate unpaid principal balance of our loan investment portfolio.

Senior Secured and Secured Credit Agreements

On July 12, 2018, the Company and Citibank, N.A. entered into a secured revolving credit agreement with a maximum borrowing capacity of $160.0 million, subject to borrowing base availability and certain other conditions.  We use this facility occasionally to finance the origination or acquisition of eligible loans on an interim basis until permanent financing is arranged. The facility has an initial maturity date of July 12, 2020, and borrowings bear interest at a rate per annum of one-month LIBOR, or the applicable base rate, plus a margin of 2.25%. The initial advance rate on borrowings with respect to individual pledged assets can range up to 70% and declines thereafter during the maximum borrowing term of 90 days, after which each asset-specific borrowing must be repaid. At December 31, 2019, no amounts were outstanding under the facility.

On September 29, 2017, the Company and Bank of America N.A. entered into a senior secured credit agreement with a maximum commitment amount of $250 million, which was later increased to $500 million. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current extended maturity of the senior secured credit agreement is September 29, 2022. At December 31, 2019, $145.6 million was outstanding under this agreement with undrawn capacity of $0.7 million.

The following tables detail our senior secured and secured credit agreements as of December 31, 2019 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Bank of America	$500,000	$182,882	$146,305	$145,637	$668	$353,695	L+ 1.75%	9/29/2022
Citibank	160,000	-	-	-	-	160,000	L+ 2.25%	7/12/2020
Subtotal/Weighted Average—Loans	$660,000	$197,869	$146,305	$145,637	$668	$513,695	L+ 1.75%

The following tables detail our senior secured and secured credit agreements as of December 31, 2018 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Bank of America	$500,000	$494,247	$395,398	$387,440	$7,957	$492,043	L+ 1.90%	9/29/2022
Citibank	160,000	169,134	118,394	72,941	45,453	114,547	L+ 2.30%	7/12/2020
Subtotal/Weighted Average—Loans	$660,000	$663,381	$513,792	$460,381	$53,410	$513,695	L+ 1.96%

Asset-Specific Financings

As of December 31, 2019 and December 31, 2018, respectively, the Company had one asset-specific financing arrangement to finance certain of its lending activities. During April 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances and the current initial maturity of this agreement is October 9, 2020 which is coterminous with the underlying asset. Additionally, the Company retired the BMO Harris asset-specific financing in October 2019 in connection with the repayment of the underlying asset.

The following tables detail statistics for our asset-specific financing at December 31, 2019 and December 31, 2018 (dollars in thousands):

December 31, 2019
Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Interest Rate(2)	Extended Maturity(3)
Institutional Lender
Collateral asset	1	$112,000	$112,000	N/A	$111,436	L+6.81%	10/09/21
Financing provided	1	77,000	77,000	—	76,706	L+4.15%	10/09/21
Totals
Collateral Asset	1	$112,000	$112,000	N/A	$111,436	L+6.81%
Financing Provided	1	$77,000	$77,000	$—	$76,706	L+4.15%

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

December 31, 2018
Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Interest Rate(2)	Extended Maturity(3)
BMO Harris
Collateral asset	1	$45,000	$45,000	N/A	$44,811	L+5.25%	04/09/22
Financing provided	1	32,500	32,500	—	32,371	L+2.65%	04/09/22
Totals
Collateral Asset	1	$45,000	$45,000	N/A	$44,811	L+5.25%
Financing Provided	1	$32,500	$32,500	$—	$32,371	L+2.65%

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

Term Loan Facility

On December 21, 2018, the Company entered into a term loan facility, as borrower, with an institutional asset manager as the lender. The term loan facility had a commitment amount of up to $750 million, bore interest at LIBOR plus 1.85%, and allowed for an advance rate of no less than 70% and up to 85% based on the loans pledged to the facility. As of December 31, 2018, the Company pledged one loan investment to the facility with an outstanding borrowing of $114.3 million.

In October 2019, the Company terminated the term loan facility and as of December 31, 2019, no loan investments were pledged to the term loan facility and there were no outstanding borrowings.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of December 31, 2019, the Company retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $20.0 million and an interest rate of LIBOR plus 10.3%. As of December 31, 2018, we had no outstanding loans that were financed through the use of non-consolidated senior interests sold or co-originated.

The following table presents our non-consolidated senior interests outstanding as of December 31, 2019 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance		Carrying Value	Credit Spread	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$0	$	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	$35,000	$20,000		$19,713	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$20,000	$	N/A	L+ 5.5%	N/A	6/28/2025

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings require Holdco to maintain compliance with the following financial covenants (among others):

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

The Company was in compliance with all covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, term loan facility, and asset-specific financings to the extent of outstanding balances as of December 31, 2019 and December 31, 2018, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2019	December 31, 2018
Debt-to-equity ratio(1)	2.84x	2.36x
Total leverage ratio(2)	2.93x	2.36x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR.   Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the benefit of interest rate floors embedded in certain of our loans. At December 31, 2019, the weighted average LIBOR floor for our loan portfolio was 1.63%. As of December 31, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.3 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. We had no fixed rate loans outstanding as of December 31, 2019.

Our liabilities are generally index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. At December 31, 2019 and 2018, 94.2% and 89.8%, respectively, of our liabilities had no LIBOR floors.  The following table details our portfolio’s net floating rate exposure as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Floating rate assets(1)	$4,998,176	$4,313,591
Floating rate debt(1)(2)	(3,664,316)	(3,140,968)
Net floating rate exposure	$1,333,860	$1,172,623

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes the impact of CRE debt securities and related liabilities.

(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

With the cessation of LIBOR expected to occur effective January 1, 2022, we continue to evaluate the documentation associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve System. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended December 31, 2019 and September 30, 2019 (dollars in thousands):

	Three Months Ended December 31,			Three months ended September 30,
	2019			2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,803,141	$75,475	6.3%	$4,807,439	$84,833	7.1%
Retained mezzanine loans	9,723.0	219.0	9.0%	1,550	224	57.8%
CRE debt Securities	649,266	6,903	4.3%	565,619	7,305	5.2%
Core interest-earning assets	$5,462,130	$82,597	6.0%	$5,374,608	$92,362	6.9%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$1,463	7.6%	$109,500	$1,783	6.5%
Secured revolving repurchase agreements	2,191,524	24,052	4.4%	2,036,641	28,197	5.5%
Collateralized loan obligations	1,820,061	13,976	3.1%	1,236,839	10,121	3.3%
Senior secured and secured credit agreements	145,637	1,683	4.6%	457,758	3,988	3.5%
Term loan facility	-	-	0.0%	267,661	3,785	5.7%
Total interest-bearing liabilities	$4,234,222	$41,174	3.9%	$4,108,399	$47,874	4.7%
Net interest income(3)		$41,423			$44,488

Other Interest-earning assets:
Cash equivalents	$107,713	$497	1.8%	$79,853	$595	3.0%
Accounts receivable from servicer/trustee	50,487	72	0.6%	$109,625	37	0.1%
Total interest-earning assets	$5,620,330	$83,166	5.9%	$5,564,086	$92,994	6.7%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities investments and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.

(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,731,898	$317,947	6.7%	$3,760,767	$256,862	6.8%
Retained mezzanine loans(3)	3,986	450	11.3%	27,544	5,381	19.5%
CRE debt securities	527,052	21,417	4.1%	106,988	3,351	3.1%
Core interest-earning assets	$5,262,936	$339,814	6.5%	$3,895,299	$265,594	6.8%

Interest-bearing liabilities:
Asset-specific financings	$82,125	$5,494	6.7%	$165,972	$11,673	7.0%
Secured revolving repurchase Agreements	2,118,361	89,513	4.2%	1,500,539	73,344	4.9%
Collateralized loan obligations	1,317,499	53,808	4.1%	812,213	29,850	3.7%
Senior secured and secured credit Acore bookgreements	324,131	19,241	5.9%	279,854	11,104	4.0%
Term loan facility	162,279	6,785	4.2%	9,522	54	0.6%
Total interest-bearing liabilities	$4,004,395	$174,841	4.4%	$2,768,100	$126,025	4.6%
Net interest income(4)		$164,973			$139,569

Other Interest-earning assets:
Cash equivalents	$90,516	$1,910	2.1%	$100,855	$335	0.3%
Accounts receivable from servicer/trustee	$65,976	$125	0.2%	$21,937	$3	0.0%
Total interest-earning assets	$5,419,428	$341,849	6.3%	$4,018,091	$265,932	6.6%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by average carrying value.
(3)	Retained mezzanine loans interest income for the year ended December 31, 2018 includes minimum multiple payments related to the repayment of the Company's mezzanine loans during the year.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Year Ended December 31,		Variance
	2019	2018	2019 vs 2018
INTEREST INCOME
Interest Income	$339,814	$265,594	$74,220
Interest Expense	(174,841)	(126,025)	(48,816)
Net Interest Income	164,973	139,569	25,404
OTHER REVENUE
Other Income, net	1,754	1,307	447
Total Other Revenue	1,754	1,307	447
OTHER EXPENSES
Professional Fees	3,719	3,162	557
General and Administrative	3,006	3,374	(368)
Stock Compensation Expense	2,556	665	1,891
Servicing and Asset Management Fees	1,837	2,646	(809)
Management Fees	21,571	19,364	2,207
Collateral Management Fee	—	—	-
Incentive Management Fee	7,146	4,384	2,762
Total Other Expenses	39,835	33,595	6,240
Income Before Income Taxes	$126,892	$107,281	$19,611
Income Tax (Expense) Income, net	(579)	(340)	(239)
Net Income	$126,313	$106,941	$19,372
Preferred Stock Dividends	(15)	(3)	(12)
Net Income Attributable to TPG RE Finance Trust, Inc.	126,298	106,938	$19,360
Basic and Diluted Earnings per Common Share	$1.73	$1.70	$0.03
Dividends Declared per Common Share	$1.72	$1.71	$0.01
OTHER COMPREHENSIVE INCOME
Unrealized Gain (Loss) on CRE Debt Securities	$3,036	$(1,951)	$4,987
Comprehensive Income	$129,349	$104,990	$24,344

Comparison of the Years Ended December 31, 2019 and 2018

Net Interest Income

Net interest income increased $25.4 million, to $165.0 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due primarily to growth in interest-earning assets of $1.4 billion. The increase in interest income was partially offset by an increase in interest expense from increased borrowings of $1.2 billion used to fund growth in loan and CRE debt securities investments during the year ended December 31, 2019 when compared to the year ended December 31, 2018.

Other Revenue

Other revenue is comprised of net gain or loss on the sale of loans and CRE debt securities investments, interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue increased by $0.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to the gain on sale of one loan partially offset by a loss on sale of two CRE debt securities investments. During 2018, the Company experienced losses on the sale of one loan and seventeen CRE debt securities investments, which totaled $0.5 million.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, stock compensation expense, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $3.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in other expenses for the year ended December 31, 2019 was primarily due to an increase in stock compensation expense of $1.9 million and an increase in management fees payable to our Manager of $2.2 million due to growth in the Company’s quarterly common stockholder’s equity base and Core Earnings. These increases were partially offset by a decrease in servicing and asset management fees of $0.8 million due to cost savings resulting from productivity enhancements.

Incentive Compensation

Incentive compensation earned by our Manager increased by $2.8 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018, due primarily to an increase in Core Earnings of $20.8 million which is subject to an incentive fee.

See Note 10 to our Consolidated Financial Statements included in this Form 10-K for details regarding our Management Agreement.

Dividends Declared Per Share

During the year ended December 31, 2019, we declared common and Class A common stock dividends of $1.72 per share, or $128.4 million. During the year ended December 31, 2018, we declared common and Class A common stock dividends of $1.71 per share, or $109.1 million. The increase in dividends declared was primarily due to an increase in net income attributable to common shareholders of $18.9 million, offset by an increase in weighted average shares outstanding of 9.7 million.

Unrealized Gain (Loss) on CRE Debt Securities

CRE debt securities were in an unrealized gain position for the year ended December 31, 2019 and an unrealized loss position for the year ended December 31, 2018. The unrealized change in the fair value of  CRE debt securities of $5.0 million year-over-year was primarily due to growth in size, and change in composition, of our CRE debt securities portfolio from the year ended December 31, 2018 and, to a lesser extent, fluctuations in the fair value of certain CRE debt securities investments.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, asset-specific financings and non-consolidated senior interests. As of December 31, 2019, we had outstanding 76.0 million shares of our common stock and Class A common stock representing $1.5 billion of stockholders’ equity, and $4.4 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements and senior secured and secured credit agreements and CLO liquidity available for reinvestment, which are set forth in the following table (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$79,182	$39,720
Secured revolving repurchase agreements	278,467	182,829
Senior secured and secured credit agreements	668	53,410
CLO liquidity available for reinvestment(1)	1,462	27,874
Term loan facility	—	275
Total	$359,779	$304,108

(1)	Subject to collateral eligibility requirements.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released, and the proceeds from such repayments become available for us to reinvest. Additional liquidity can be generated by the future sale of non-consolidated interests and the sale of some or all of our CRE debt securities investments.

Liquidity Needs

In addition to our ongoing mortgage loan origination activity, our primary liquidity needs include interest and principal payments under our $4.4 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings, $630.6 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2019 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$630,589	$60,683	$486,002	$83,904	$—
Secured debt agreements—principal(2)	4,357,114	2,180,595	2,176,519	—	—
Secured debt agreements—interest(2)	170,267	101,494	68,657	115	—
Total	$5,157,970	$2,342,772	$2,731,178	$84,019	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of December 31, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) applying repayments from underlying loans to satisfy the debt obligations which they secure; (ii) exercising maturity date extension options that exist in our current financing arrangements; (iii) negotiating extensions of terms with our providers of credit; (iv) periodically accessing the equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (v) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2018-FL2 or TRTX 2019-FL3, as a method of financing; (vi) term loans with private lenders; and/or (vii) selling loans or CRE debt securities to generate cash to repay our debt obligations.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. See Note 10 to our consolidated financial statements included in this Form 10-K for details of the fees payable under our Management Agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash (dollars in thousands):

	For the Years Ended December 31,
	2019	2018
Cash flows provided by operating activities	$121,665	$107,697
Cash flows used in investing activities	(1,308,630)	(1,192,865)
Cash flows provided by financing activities	1,225,911	1,050,151
Net increase (decrease) in cash, cash equivalents, and restricted cash	$38,946	$(35,017)

We experienced a net increase in cash, cash equivalents, and restricted cash of $38.9 million for the year ended December 31, 2019, compared to a net decrease of $35.0 million for the year ended December 31, 2018. During the year ended December 31, 2019, cash flows provided by operating activities totaled $121.7 million related primarily to net interest income, offset by operating expenses. During the year ended December 31, 2019, cash flows used in investing activities totaled $1.3 billion due primarily to loan originations and short term investments in CRE debt securities. During the year ended December 31, 2019, cash flows provided by financing activities totaled $1.2 billion due primarily to proceeds from our collateralized loan obligations (TRTX 2019-FL3 and TRTX 2018-FL2), common stock issuances, and net secured financing proceeds. We used the proceeds from our investing and financing activities, including cash provided by loan principal repayments and debt investments, to originate new loans and acquire CRE debt securities investments of $3.2 billion during the year ended December 31, 2019.

Corporate Activities

Offering of Common Stock

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and our affiliate TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the year ended December 31, 2019, 1.9 million shares of common stock were sold for $37.5 million net of commissions of $0.5 million.

In March and April 2019, the Company completed a common stock offering for a total of 6.9 million shares, generating net proceeds, after underwriting discounts and offering expenses, of $136.5 million, or $19.80 per share. Proceeds were used to originate commercial mortgage loans and purchase CRE debt securities.  The Manager reimbursed offering costs of $0.3 million.

On August 10, 2018, the Company completed a common stock offering of 7.0 million shares generating net proceeds to the Company, after underwriting discounts, of $138.7 million. The Company used the proceeds to repay certain borrowings under its secured revolving repurchase agreements, and to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The Manager reimbursed offering costs of $0.7 million.

Dividends

On December 18, 2019, we declared a dividend for the fourth quarter of 2019 to holders of record of our common stock and Class A common stock as of December 27, 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $32.8 million in the aggregate. The dividend was paid on January 24, 2020.

10b5-1 Plan

The Company’s 10b5-1 plan expired in February 2019. During 2019, the Company repurchased 2,324 shares of common stock at a weighted average price of $18.27 per share, for total consideration (including commissions and related fees) of $0.04 million. During the year ended December 31, 2018, the Company repurchased 1,187,930 shares of common stock, at a weighted average price of $19.24 per share, for total consideration (including commissions and related fees) of $22.9 million.

Income Taxes

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

During 2019, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

During the fiscal years ended December 31, 2019 and December 31, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel and evaluated by senior management, including the Manager’s Valuation Committee, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

See Note 2 to our consolidated financial statements for a listing and description of our significant accounting policies.

Subsequent Events

The following events occurred subsequent to the year ended December 31, 2019:

Senior Mortgage Loan Originations

From January 1, 2020 through February 18, 2020, the Company closed, or is in the process of closing, eight first mortgage loans with a total loan commitment of $857.7 million and an estimated initial unpaid principal balance of $737.1 million. These loans were funded, or will be funded at closing, with a combination of cash-on-hand and borrowings.

CRE Debt Securities Investments

From January 1, 2020 through February 18, 2020, the Company acquired or committed to acquire ten separate CRE debt securities investments with an aggregate face value of $169.0 million.  These investments were funded, or will be funded at settlement, with a combination of cash-on-hand and borrowings.

Cash Dividend

On January 24, 2020, the Company paid a cash dividend on its common stock and Class A common stock, to stockholders of record as of December 27, 2019, of $0.43 per share, or $32.8 million.

Conversion of Class A Shares

As of December 31, 2019, there were an aggregate of 1,136,665 shares of the Company’s Class A common stock, $0.001 par value per share (the “Class A Shares”), outstanding. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Company’s Class A common stock are identical to the Company’s common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each Class A Share is convertible at any time or from time to time, at the option of the holder, for one fully paid and nonassessable share of the Company’s common stock. The Company’s Class A common stock votes together with the Company’s common stock as a single class.

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the Class A Shares into shares of the Company’s common stock. Accordingly, the Class A Shares were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of the Class A Shares were issued an aggregate of 1,136,665 shares of the Company’s common stock. As of the date of this Form 10-K, there are no shares of the Company’s Class A common stock outstanding.

Loan Portfolio Details

The following table provides details with respect to our loan portfolio on a loan-by-loan basis as of December 31, 2019 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Interest Rate(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/21/19	$350.8	$316.1	$315.0	L+2.9%	L +3.2%	Floating	09/09/24	New York, NY	Office	Light Transitional	$692 Sq ft	72.8%	3
2	Senior Loan	08/07/18	223.0	167.8	166.3	L+3.4%	L +3.6%	Floating	08/09/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%	3
3	Senior Loan	12/19/18	210.0	151.9	150.9	L+3.6%	L +4.0%	Floating	01/09/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%	3
4	Senior Loan	12/21/18	206.5	198.4	198.4	L+2.9%	L +3.2%	Floating	01/09/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%	2
5	Senior Loan	09/18/19	200.0	165.7	164.2	L+2.9%	L +3.2%	Floating	09/09/24	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%	3
6	Senior Loan	11/26/19	190.1	168.8	168.0	L+3.0%	L +3.2%	Floating	12/09/24	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%	3
7	Senior Loan	06/28/18	190.0	182.9	182.9	L+2.7%	L +3.0%	Floating	07/09/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%	3
8	Senior Loan	10/12/17	180.0	180.0	180.0	L+3.8%	L +4.0%	Floating	11/09/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%	2
9	Senior Loan	09/29/17	173.3	165.1	164.7	L+4.3%	L +4.6%	Floating	10/09/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	3
10	Senior Loan	02/14/18	165.0	160.0	159.7	L+3.8%	L +4.0%	Floating	03/09/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%	3
11	Senior Loan	09/28/18	160.0	144.0	144.0	L+2.8%	L +3.0%	Floating	10/09/23	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%	3
12	Senior Loan	05/15/19	143.0	105.7	105.7	L+2.6%	L +2.9%	Floating	05/09/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	3
13	Senior Loan	05/20/19	135.0	135.0	135.0	L+4.1%	L +4.5%	Floating	04/10/22	Various, Various	Office	Bridge	$186 Sq ft	67.0%	3
14	Senior Loan	11/26/19	113.0	113.0	113.0	L+3.0%	L +3.3%	Floating	12/09/24	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	3
15	Senior Loan	03/28/19	112.0	112.0	111.4	L+6.8%	L +7.8%	Floating	10/09/21	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%	3
16	Senior Loan	07/21/17	106.6	90.0	89.8	L+4.5%	L +4.7%	Floating	08/09/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%	3
17	Senior Loan	12/20/18	105.9	95.2	95.2	L+3.3%	L +3.4%	Floating	01/09/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
18	Senior Loan	12/18/19	101.0	81.0	80.9	L+2.6%	L +2.8%	Floating	01/09/25	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	3
19	Senior Loan	08/23/17	99.7	99.7	99.7	L+4.4%	L +4.7%	Floating	07/26/22	Houston, TX	Multifamily	Bridge	$348,769 Unit	62.5%	4
20	Senior Loan	02/27/18	90.0	81.3	80.9	L+5.1%	L +5.3%	Floating	03/09/23	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%	3
21	Senior Loan	08/28/19	90.0	40.4	39.5	L+3.1%	L +3.3%	Floating	09/09/24	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%	3
22	Senior Loan	09/29/17	89.5	83.7	83.7	L+3.9%	L +4.2%	Floating	10/09/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	2
23	Senior Loan	03/27/19	88.2	87.8	87.2	L+3.5%	L +3.8%	Floating	04/09/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%	3
24	Senior Loan	03/28/19	88.1	82.3	81.9	L+3.7%	L +4.0%	Floating	04/09/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%	3
25	Senior Loan	02/01/17	85.0	85.0	84.9	L+4.7%	L +5.0%	Floating	02/09/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%	3
26	Senior Loan	03/07/19	81.3	81.3	81.3	L+3.1%	L +3.4%	Floating	03/09/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%	2
27	Senior Loan	06/17/19	79.4	78.5	77.9	L+2.8%	L +3.2%	Floating	07/09/25	Boston, MA	Office	Bridge	$187 Sq ft	70.7%	3
28	Senior Loan	08/08/19	76.5	58.0	57.7	L+3.0%	L +3.2%	Floating	08/09/24	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	3
29	Senior Loan	06/06/18	76.4	76.4	76.3	L+3.2%	L +3.5%	Floating	06/09/23	Roseville, CA	Office	Bridge	$171 Sq ft	81.6%	2
30	Senior Loan	12/10/19	75.8	51.0	51.0	L+2.6%	L +2.8%	Floating	12/09/24	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	3
31	Senior Loan	04/29/19	70.0	69.6	69.0	L+3.3%	L +3.5%	Floating	05/09/24	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%	3
32	Senior Loan	09/27/18	64.6	63.0	62.8	L+4.7%	L +4.9%	Floating	10/01/20	Dallas, TX	Condominium	Light Transitional	$332 Sq ft	55.6%	2
33	Senior Loan	11/29/18	64.2	47.0	46.8	L+3.3%	L +3.5%	Floating	12/09/23	Brooklyn, NY	Multifamily	Moderate Transitional	$227,751 Unit	58.0%	4
34	Senior Loan	06/28/19	63.9	54.2	54.2	L+2.5%	L +2.7%	Floating	07/09/24	Burlingame, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
35	Senior Loan	08/06/18	62.1	53.0	52.7	L+3.9%	L +4.3%	Floating	11/09/21	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.0%	3
36	Senior Loan	06/25/19	62.0	46.8	46.6	L+3.1%	L +3.3%	Floating	07/09/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
37	Senior Loan	09/12/19	61.2	61.2	61.0	L+2.7%	L +2.9%	Floating	10/09/24	Glendale, AZ	Multifamily	Bridge	$177,907 Unit	78.0%	3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Interest Rate(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
38	Senior Loan	06/20/18	61.0	54.4	54.4	L+3.0%		L +3.3%	Floating	07/09/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
39	Senior Loan	01/08/19	60.2	36.4	36.0	L+3.8%		L +4.1%	Floating	02/09/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	3
40	Senior Loan	01/09/19	60.0	60.0	59.8	L+3.4%		L +3.6%	Floating	01/09/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	3
41	Senior Loan	12/18/19	58.8	49.3	48.7	L+2.7%		L +3.0%	Floating	01/09/25	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	3
42	Senior Loan	09/20/18	54.5	53.9	53.5	L+3.9%		L +4.1%	Floating	10/09/23	Hilliard, OH	Multifamily	Bridge	$110,677 Unit	72.3%	3
43	Senior Loan	01/23/18	54.2	52.5	52.5	L+3.4%		L +3.6%	Floating	02/09/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%	2
44	Senior Loan	01/22/19	54.0	51.1	51.1	L+3.4%		L +3.6%	Floating	02/09/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
45	Senior Loan	06/15/18	53.6	37.1	37.1	L+3.1%		L +3.3%	Floating	06/09/23	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%	3
46	Senior Loan	10/10/19	52.9	45.2	44.7	L+2.8%		L +3.1%	Floating	11/09/24	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
47	Senior Loan	12/20/17	51.0	51.0	50.8	L+4.0%		L +4.3%	Floating	01/09/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	2
48	Senior Loan	06/15/18	50.0	42.7	42.4	L+3.7%		L +3.9%	Floating	07/09/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
49	Senior Loan	03/29/19	48.5	39.5	39.2	L+3.2%		L +3.5%	Floating	04/09/24	Various, VA	Multifamily	Moderate Transitional	$66,989 Unit	58.2%	3
50	Senior Loan	03/30/18	46.0	42.2	42.0	L+3.7%		L +3.9%	Floating	04/09/23	Honolulu, HI	Office	Light Transitional	$160 Sq ft	57.9%	2
51	Senior Loan	01/28/19	43.1	38.3	38.0	L+3.0%		L +3.2%	Floating	02/09/24	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
52	Senior Loan	03/07/19	39.2	35.2	34.9	L+3.8%		L +4.0%	Floating	03/09/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	3
53	Senior Loan	03/11/19	39.0	39.0	39.0	L+3.6%		L +3.8%	Floating	04/09/24	Miami, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
54	Senior Loan	01/04/18	36.0	29.1	29.0	L+3.4%		L +3.7%	Floating	01/09/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	2
55	Senior Loan	06/04/19	34.7	32.0	31.7	L+3.5%		L +3.8%	Floating	06/09/24	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
56	Senior Loan	05/27/18	33.0	30.7	30.6	L+3.7%		L +3.9%	Floating	06/09/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	4
57	Senior Loan	08/28/18	32.0	30.8	30.6	L+3.9%		L +4.1%	Floating	09/09/23	Austin, TX	Multifamily	Light Transitional	$80,605 Unit	71.9%	3
58	Senior Loan	09/13/19	26.7	25.7	25.4	L+2.8%		L +3.0%	Floating	10/09/24	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
59	Senior Loan	06/14/17	23.1	23.1	23.1	L+4.9%		L +5.3%	Floating	07/09/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
60	Senior Loan	12/21/18	18.0	15.0	14.8	L+3.2%		L +3.5%	Floating	01/09/24	Loma Linda, CA	Mixed-Use	Bridge	$88 Sq ft	41.9%	3
61	Senior Loan	11/16/16	12.8	12.8	12.8	L+4.1%		L +4.3%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$697 Sq ft	49.8%	4
62	Senior Loan	11/16/16	9.7	9.7	9.7	L+4.1%		L +4.3%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$891 Sq ft	43.3%	4
63	Senior Loan	11/16/16	5.9	5.9	5.9	L+4.1%		L +4.3%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$878 Sq ft	40.7%	4
64	Senior Loan	11/16/16	2.8	2.8	2.8	L+4.1%		L +4.3%	Floating	05/09/21	Manhattan, NY	Condominium	Moderate Transitional	$530 Sq ft	46.6%	4
Subtotal / Weighted Average			5,593.8	4,978.2	4,960.7	L +3.5%	(9)	L +3.8%		3.8 yrs					65.5%	3
Mezzanine Loans:
65	Mezzanine Loan	06/28/19	35.0	20.0	19.7	L+10.3%		L +10.8%	Floating	06/28/25	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35.0	20.0	19.7	L +10.3%		L +10.8%		5.5 yrs					41.0%	3
Total / Weighted Average			$5,628.8	$4,998.2	$4,980.4	L +3.5%		L +3.8%		3.8 yrs					65.4%	2.9

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 61, 62, 63, & 64 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2019 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2019, based on unpaid principal balance, 71.5% of our loans were subject to yield maintenance or other prepayment restrictions and 28.5% were open to repayment by the borrower without penalty.

(7)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) divided by the as-is real estate value at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-K.
(9)	Represents the weighted average of the credit spread as of December 31, 2019 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the benefit of interest rate floors embedded in certain of our loans. At December 31, 2019, the weighted average LIBOR floor for our loan portfolio was 1.63%. As of December 31, 2019, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2019, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$4,998,176		Interest income	$12,495	$2,147	$24,991	$(1,886)	$37,486	$(4,921)
(3,664,316)	(2)	Interest expense	(9,161)	8,400	(18,322)	17,369	(27,482)	26,337
$1,333,860		Total change in net interest income	$3,334	$10,547	$6,669	$15,483	$10,004	$21,416

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CRE debt securities and related liabilities.
(2)	Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings.
(3)

Positive changes in net interest income in decreasing interest rate scenarios is primarily due to interest rate floors on certain floating rate loans and the absence of interest rate floors on approximately 94.2% of our floating rate liabilities; does not contemplate credit, prepayment, capital market or other risks in our floating rate assets and liabilities.

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

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents with, and obtain financing from, various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

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

We may hedge foreign currency exposure on certain investments in the future by entering into a series of forward contracts to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income and principal payments) we expect to receive from any foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges would approximate the amounts and timing of future payments we expect to receive on the related investments.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-36. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 16 to the consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

Item 9B. Other Information.

Second Amended and Restated Bylaws

Effective February 13, 2020, our board of directors approved our Second Amended and Restated Bylaws, which amend and restate our existing bylaws to allow our stockholders to amend or repeal our bylaws, or adopt new bylaws, by the affirmative vote of a majority of the votes entitled to be cast on the matter by stockholders entitled to vote in the election of directors. Prior to this change, as permitted under Maryland law, our board of directors had the exclusive power to adopt, alter or repeal any provision of our bylaws and to make new bylaws.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, which is filed as Exhibit 3.3 to this Form 10-K and incorporated herein by reference.

Articles Supplementary

On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate 2,500,000 authorized but unissued shares of the Company’s Class A common stock, $0.001 par value per share, as additional shares of undesignated common stock, $0.001 par value per share, of the Company. The Articles Supplementary became effective upon filing on February 14, 2020, and upon such effectiveness, the Company was authorized to issue an aggregate of 302,500,000 shares of undesignated common stock.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, which is filed as Exhibit 3.2 to this Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1(a)	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.1(b)

Articles Supplementary reclassifying and designating 2,500,000 authorized but unissued shares of the Company’s Class A common stock, $0.001 par value per share, as additional shares of undesignated common stock, $0.001 par value per share, of the Company

3.2	Second Amended and Restated Bylaws of TPG RE Finance Trust, Inc.

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

4.2	Description of Securities of TPG RE Finance Trust, Inc.

10.1(a)

Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.1(b)

Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.2

Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on July 10, 2017)

10.3

Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on April 29, 2019)†

10.4

Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)†

10.5

Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.6(a)

Master Repurchase and Securities Contract, dated as of May 25, 2016, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase and Securities Contract, dated as of September 21, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.6(b)

Amendment No. 2 to Master Repurchase and Securities Contract, dated as of December 22, 2016, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(c)

Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(d)

Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6(e)

Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 18, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2019)

10.6(f)	Amendment No. 6 to Master Repurchase and Securities Contract, dated as of October 2, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association

10.6(g)

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

10.8(e)	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

10.8(f)	Amendment No. 8 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

10.8(g)

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

Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 16, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.9(g)

Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 19, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.9(h)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(a)

Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.10(b)

Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(c)

Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11(a)

Master Repurchase Agreement, dated as of August 13, 2019, by and between Barclays Bank PLC and TPG RE Finance 23, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.11(b)

Guaranty, dated as of August 13, 2019, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.12(a)

Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

10.12(b)

First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12(c)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.13(a)

Indenture, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TRTX 2018-FL2 Co-Issuer, LLC, TRTX CLO Loan Seller 2, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(b)

Preferred Share Paying Agency Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(c)

Mortgage Asset Purchase Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., TRTX CLO Loan Seller 2, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

Exhibit Number	Description

10.13(d)

Collateral Management Agreement, dated as of November 29, 2018, between TRTX 2018-FL2 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(e)

Servicing Agreement, dated as of November  29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX CLO Loan Seller 2, LLC, Situs Asset Management LLC, Situs Holdings, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.14(a)

Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(b)

Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(c)

Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(d)

Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(e)

Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.15(a)

Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.15(b)

Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.15(c)

Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2019)†

10.15(d)

Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on April 29, 2019)†

21.1	Subsidiaries of TPG RE Finance Trust, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit Number	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2020	TPG RE Finance Trust, Inc.

	By:	/s/ Greta Guggenheim
Greta Guggenheim
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 18, 2020
Avi Banyasz

/s/ Greta Guggenheim	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 18, 2020
Greta Guggenheim

/s/ Robert Foley	Chief Financial and Risk Officer (Principal Financial Officer and Accounting Officer)	February 18, 2020
Robert Foley

/s/ Kelvin Davis	Director	February 18, 2020
Kelvin Davis

/s/ Michael Gillmore	Director	February 18, 2020
Michael Gillmore

/s/ Wendy Silverstein	Director	February 18, 2020
Wendy Silverstein

/s/ Bradley Smith	Director	February 18, 2020
Bradley Smith

/s/ Gregory White	Director	February 18, 2020
Gregory White

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of TPG RE Finance Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Loans Held for Investment – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company evaluates loans held for investment for indicators of impairment on a quarterly basis. An indicator of impairment exists if it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  The Company evaluates each loan held for investment for impairment by evaluating factors such as the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, the financial and operating capability of the borrower/sponsor, the overall economic environment, the real estate sector, and the geographic sub-market in which the borrower operates (micro- and macro-economic factors). Such impairment analyses are completed and reviewed by asset management personnel and evaluated by senior management. For the year end December 31, 2019, no impairment loss has been recognized on loans receivable.

Given the significant amount of judgement required by management when considering the relevant factors in the performance of the impairment analysis, we identified the Company’s evaluation of loans held for investment for indicators of impairment to be a critical audit matter. Auditing management’s analysis of impairment indicators and conclusions as to whether the factors indicate that the carrying amounts of loans receivable may not be recoverable requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the factors evaluated by management to determine if an impairment indicator exists on a loan-by-loan basis and a determination of whether those factors would indicate a potential impairment, included among others:

•

We tested the effectiveness of controls over the identification of impairment indicators, including but not limited to, contractual debt service payments, deterioration in underlying property performance, and negative trends in micro- or macro-economic factors.

•	We evaluated the accuracy and appropriateness of the factors utilized in management’s analysis by comparing the information to third-party economic and market information.
•

We evaluated management’s review of changes in factors such as the performance of the underlying collateral property, the operating capability of the borrower, the overall economic environment, the real estate sector, and the geographic sub-market in order to assess the impact on loan performance.

•

We evaluated management’s review of the performance of the underlying collateral property associated with a selection of loans by obtaining information about the financial and operating capability of the borrower/sponsor directly from the borrower, and performing site visits to the collateral property.

We tested the payment history of all loans held for investment to determine that the borrowers were making contractual payments in accordance with the loan agreements.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 18, 2020

We have served as the Company’s auditors since 2016.

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS(1)
Cash and Cash Equivalents	$79,182	$39,720
Restricted Cash	484	1,000
Accounts Receivable	2,344	38
Accounts Receivable from Servicer/Trustee	13,741	96,464
Accrued Interest Receivable	28,107	20,731
Loans Held for Investment, net (includes $2,585,030 and $2,219,574 pledged as collateral under secured revolving repurchase and secured credit agreements)	4,980,389	4,293,787
Investment in Available-for-Sale CRE Debt Securities (includes $786,408 and $36,307 pledged as collateral under secured revolving repurchase agreements)	787,552	74,381
Other Assets, Net	1,071	669
Total Assets	$5,892,870	$4,526,790
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$6,665	$6,146
Accrued Expenses	8,176	8,151
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $11,632 and $10,448)	2,448,422	1,494,078
Collateralized Loan Obligations (net of deferred financing costs of $13,632 and $12,477)	1,806,428	1,509,930
Asset-Specific Financings (net of deferred financing costs of $294 and $129)	76,706	32,371
Term Loan Facility (net of deferred financing costs of $0 and $758)	—	113,504
Payable to Affiliates	9,520	5,996
Deferred Revenue	164	463
Dividends Payable	32,835	28,981
Total Liabilities	4,388,916	3,199,620
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value; 100,000,000 shares authorized; 125 and 0 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value; 300,000,000 shares authorized; 74,886,113 and 66,020,387 shares issued and outstanding, respectively)	75	67
Class A Common Stock ($0.001 par value; 2,500,000 shares authorized; 1,136,665 and 1,143,313 shares issued and outstanding, respectively)	1	1
Additional Paid-in-Capital	1,530,935	1,355,002
Accumulated Deficit	(28,108)	(25,915)
Accumulated Other Comprehensive Income (Loss)	1,051	(1,985)
Total Stockholders' Equity	1,503,954	1,327,170
Total Liabilities and Stockholders' Equity	$5,892,870	$4,526,790

(1)

The Company’s consolidated Total Assets and Total Liabilities at December 31, 2019 include the assets and liabilities of variable interest entities (“VIEs”) of $2.2 billion and $1.8 billion, respectively. The Company’s Total Assets and Total Liabilities at December 31, 2018 include assets and liabilities of VIEs of $1.9 billion and $1.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to those assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Interest Income	$339,814	$265,594	$198,903
Interest Expense	(174,841)	(126,025)	(78,268)
Net Interest Income	164,973	139,569	120,635
OTHER REVENUE
Other Income, net	1,754	1,307	1,697
Total Other Revenue	1,754	1,307	1,697
OTHER EXPENSES
Professional Fees	3,719	3,162	3,132
General and Administrative	5,562	4,039	2,975
Servicing and Asset Management Fees	1,837	2,646	3,068
Management Fee	21,571	19,364	14,096
Collateral Management Fee	—	—	225
Incentive Management Fee	7,146	4,384	4,338
Total Other Expenses	39,835	33,595	27,834
Income Before Income Taxes	126,892	107,281	94,498
Tax (Expense), net	(579)	(340)	(146)
Net Income	$126,313	$106,941	$94,352
Preferred Stock Dividends	(15)	(3)	(16)
Net Income Attributable to TPG RE Finance Trust, Inc.	$126,298	$106,938	$94,336
Basic Earnings per Common Share(1)	$1.73	$1.70	$1.74
Diluted Earnings per Common Share(1)	$1.73	$1.70	$1.74
Weighted Average Number of Common Shares Outstanding(1)
Basic:	72,743,171	63,034,806	54,194,596
Diluted:	72,743,171	63,034,806	54,194,596
OTHER COMPREHENSIVE INCOME
Net Income	$126,313	$106,941	$94,352
Unrealized Gain (Loss) on CRE Debt Securities	3,036	(1,951)	(1,284)
Comprehensive Net Income	$129,349	$104,990	$93,068

(1)

Share and per share data reflect the impact of the common stock and Class A common stock dividend paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. See Note 12 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2016	125	$—	38,260,053	$39	967,500	$1	$979,467	$(10,068)	$1,250	$970,689
Issuance of Class A Common Stock	—	—	—	—	14,711	—	365	—	—	365
Issuance of Common Stock	—	—	12,642,166	12	—	—	257,622	—	—	257,634
Common Stock and Class A Common Stock Dividend	—	—	9,224,268	9	230,815	—	(9)	—	—	—
Conversions of Class A Common Stock to Common Stock	—	—	34,408	—	(34,408)	—	—	—	—	—
Repurchases of Common Stock	—	—	(720,783)	—	—	—	(14)	(14,076)	—	(14,090)
Initial Public Offering Transaction Costs	—	—	—	—	—	—	(21,352)	—	—	(21,352)
Amortization of Share Based Compensation	—	—	—	—	—	—	33	—	—	33
Net Income	—	—	—	—	—	—	—	94,352	—	94,352
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(1,284)	(1,284)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(16)	—	(16)
Dividends on Common Stock (Dividends Declared per Share of $1.56)	—	—	—	—	—	—	—	(83,187)	—	(83,187)
Dividends on Class A Common Stock (Dividends Declared per Share of $1.56)	—	—	—	—	—	—	—	(1,813)	—	(1,813)
Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	7,019,352	7	—	—	139,433	—	—	139,440
Conversions of Class A Common Stock to Common Stock	—	—	35,305	—	(35,305)	—	—	—	—	—
Repurchases of Common Stock	—	—	(474,382)	—	—	—	(9)	(8,928)	—	(8,937)
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(1,074)	—	—	(1,074)
Amortization of Share Based Compensation	—	—	—	—	—	—	665	—	—	665
Net Income	—	—	—	—	—	—	—	106,941	—	106,941
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(1,951)	(1,951)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $1.71)	—	—	—	—	—	—	—	(107,152)	—	(107,152)
Dividends on Class A Common Stock (Dividends declared per Share of $1.71)	—	—	—	—	—	—	—	(1,965)	—	(1,965)
Balance at December 31, 2018	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	8,875,760	8	—	—	174,541	—	—	174,549
Issuance of SubREIT Preferred Stock	125	—		—	—	—	125	—	—	125
Transfer of Class A to Common Shares	—	—	6,648	—	(6,648)	—	—	—	—	—
Retired Common Stock	—	—	(16,682)	—	—	—	(285)	(42)	—	(327)
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(1,004)	—	—	(1,004)
Amortization of Share Based Compensation	—	—	—	—	—	—	2,556	—	—	2,556
Net Income	—	—	—	—	—	—		126,313	—	126,313
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	3,036	3,036
Dividends on Preferred Stock	—	—	—	—	—	—	—	(15)	—	(15)
Dividends on Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	(126,488)	—	(126,488)
Dividends on Class A Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	(1,961)	—	(1,961)
Balance at December 31, 2019	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$126,313	$106,941	$94,352
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(16,331)	(15,915)	(19,477)
Amortization of Deferred Financing Costs	19,040	17,157	11,788
Capitalized Accrued Interest	—	—	5,517
Loss (Gain) on Sales of Loans Held for Investment and CRE Debt Securities Securities, net	278	524	(185)
Stock Compensation Expense	2,556	665	33
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,306)	103	503
Accrued Interest Receivable	(6,549)	(5,270)	(3,056)
Accrued Expenses	(4,678)	1,626	(1,843)
Accrued Interest Payable	519	761	2,478
Payable to Affiliates	3,524	769	1,272
Deferred Fee Income	(299)	146	(165)
Other Assets	(402)	190	(44)
Net Cash Provided by Operating Activities	121,665	107,697	91,173
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(2,341,692)	(2,071,391)	(1,596,531)
Advances on Loans Held for Investment	(268,356)	(258,308)	(313,160)
Principal Advances Held by Servicer/Trustee	—	—	496
Principal Repayments of Loans Held for Investment	1,961,906	1,131,294	1,164,052
Proceeds from Sales of Loans Held for Investment	59,759	2,174	65,054
Purchase of Available-for-Sale CRE Debt Securities	(815,037)	(143,503)	(96,294)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	94,790	146,869	73,912
Purchases and Disposals of Fixed Assets	—	—	(111)
Net Cash (Used in) Investing Activities	(1,308,630)	(1,192,865)	(702,582)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(732,103)	(13,800)	(559,574)
Proceeds from Collateralized Loan Obligations	1,039,627	1,541,037	16,254
Payments on Secured Financing Agreements	(3,823,037)	(2,544,583)	(797,018)
Proceeds from Secured Financing Agreements	4,708,802	2,070,584	1,789,394
Payment of Deferred Financing Costs	(16,154)	(29,279)	(8,699)
Payments to Redeem Series A Preferred Stock	—	(125)	—
Payments to Repurchase Common Stock	(42)	(8,842)	(13,851)
Proceeds from Issuance of Preferred Stock	125
Proceeds from Issuance of Common Stock	174,549	139,440	243,654
Proceeds from Issuance of Class A Common Stock	—	—	365
Payment of Initial Public Offering Transaction Costs	—	—	(7,060)
Payment of Equity Issuance and Shelf Registration Statement Transaction Costs	(1,246)	(1,074)	—
Dividends Paid on Common Stock	(122,631)	(101,283)	(78,475)
Dividends Paid on Class A Common Stock	(1,964)	(1,921)	(1,803)
Dividends Paid on Preferred Stock	(15)	(3)	(16)
Net Cash Provided by Financing Activities	1,225,911	1,050,151	583,171
Net Change in Cash, Cash Equivalents, and Restricted Cash	38,946	(35,017)	(28,238)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	40,720	75,737	103,975
Cash, Cash Equivalents and Restricted Cash at End of Year	$79,666	$40,720	$75,737
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$155,282	$108,106	$64,003
Taxes Paid	394	341	142
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, net	12,950	94,633	220
Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, net	—	213	—
Dividends Declared, not paid	32,835	28,981	23,068
Accrued Equity Offering and Shelf Registration Costs	—	—	312
Accrued Deferred Financing Costs	5,411	2,926	1,054
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities	3,036	(1,951)	(1,284)
Accrued Common Stock Repurchase Costs	—	95	239

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States, and commercial real estate debt securities, including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs” and, together with CMBS, “CRE debt securities”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the consolidated financial statements include but are not limited to impairment; adequacy of provisions for loan losses; and valuation of financial instruments.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past and may in the future provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection.

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

During the fiscal years ended December 31, 2019 and December 31, 2018, no loans were placed on non-accrual status and no losses or impairments were recorded to our loan portfolio.

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

Commercial Real Estate-Related Debt Instruments

The Company acquires CRE debt securities primarily for cash management and investment purposes. The Company designates CRE debt securities as available-for-sale on the acquisition date. CRE debt securities that are classified as available-for-sale are recorded at fair value through other comprehensive income or loss in the Company’s consolidated financial statements. The Company recognizes interest income on its CRE debt securities using the interest method, or on a straight line basis when it approximates the interest method, with any premium or discount amortized or accreted into interest income based on the respective outstanding principal balance and corresponding contractual term of the CRE debt security. The Company uses a specific identification method when determining the cost of a CRE debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income or loss into earnings. Unrealized losses on CRE debt securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income and comprehensive income. Significant valuation inputs are Level II in the fair value hierarchy as described below under “Fair Value Measurements”.

Portfolio Financing Arrangements

The Company finances certain loan and CRE debt securities using secured revolving repurchase agreements, asset-specific financing arrangements, senior secured and secured credit agreements, collateralized loan obligations, and a term loan facility. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income. In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2019, the Company transferred 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower.

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

As of December 31, 2018, the Company revised its “Note Payable” naming convention in its consolidated balance sheet to “Asset-Specific Financings”. No amounts reported in prior periods were reclassified between financial statement line items and there was no impact to the Company’s financial statements resulting from this change in naming convention.

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents, restricted cash and available-for-sale CRE debt securities. The three levels of inputs that may be used to measure fair value are as follows:

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. At December 31, 2019, the Company has no deferred tax assets. The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its REIT taxable income. Accordingly, the Company does not expect to pay corporate level federal taxes.

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and Class A common stock), by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock are identical to the common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock is convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock. The Class A common stock votes together with the common stock as a single class. Shares of Class A common stock have been issued to, and are owned by, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), and certain individuals or entities affiliated with the Manager, and the sale or conversion to common stock by investors of such shares of Class A common stock is subject to certain restrictions. See Note 17 to the Consolidated Financial Statements for details regarding the conversion of Class A common stock subsequent to December 31, 2019.

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

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method or on a straight line basis when it approximates the interest method, over the shorter of the initial maturity of the obligations or financing arrangement.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2019 and December 31, 2018. The balances in these accounts may exceed the insured limits.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction or if a transaction does not close.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan and CRE debt securities activities that have not been remitted to the Company based on servicing agreements in place. Amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale (“AFS”) debt securities rather than reduce the carrying amount, as is required today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired (“PCI”) debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and will be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020.

The Company implemented its previously disclosed plan for Current Expected Credit Losses (“CECL”), including running parallel production of the existing expected loss approach with the CECL approach during the second half of 2019. Key project development activities for 2019 included determination of relevant historical data sets for use in estimating expected credit losses, selection of a credit loss model, development of a framework for compiling historical and projected loan-level information, completion and documentation of policies and procedures, additional disclosures, and controls. A control framework for governance, data, forecast, and model controls was designed to support the CECL process, which requires significant judgment by management regarding many factors, including but not limited to: the appropriate historical loan loss reference data; the timing of loan fundings and repayments; the current credit quality of loans and operating performance of loan collateral; our expectations of future loan and collateral performance; and macroeconomic conditions.

The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related loans and AFS debt securities on our consolidated balance sheets, and which will reduce our stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge against retained earnings; however, future net changes to the CECL reserve will be recognized in net income on our consolidated statement of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specifiy the allowance should be based on relevant information about past events, including historical loss experience, composition of the current loan and AFS debt securities portfolio, current conditions in the real estate and capital markets, and reasonable and supportable forecasts for the expected term of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to CECL incur some amount of valuation reserve to reflect the underlying principle of the CECL model that all loans, debt securities and similar financial assets bear some inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2014, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to utilize this loan data set, or variants of it, unless and until the Company develops its own history of realized losses. The Company selected for use in its CECL estimate a macroeconomic forecast that calls for stable economic activity during the reasonable forecast period. The Company determined that the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property occupancy, and loan vintage. In certain instances, for loans with unique risk characteristics, we may elect to employ different methods of loss estimation that also conform with ASU 2016-13 and related guidance, although no such alternate method was used to determine our initial CECL estimate.

Upon adoption of ASU 2016-13 on January 1, 2020, we expect to record an initial CECL reserve of approximately $18.5 million, or $0.24 per share, which is 0.33% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019. The Company does not expect the impact of CECL on its portfolio of AFS debt securities to be material. At December 31, 2019, our portfolio of AFS debt securities had an aggregate estimated fair market value that exceeded its amortized cost basis by $1.1 million.

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

During the year ended December 31, 2019, the Company’s subsidiaries originated 32 loans with a total commitment of approximately $2.9 billion, an initial unpaid principal balance of $2.4 billion, and unfunded commitments upon closing of $439.5 million, including a $132.0 million non-consolidated senior interest. During the year ended December 31, 2018, the Company originated 26 loans with a total commitment of approximately $2.52 billion, an initial unpaid principal balance of $2.1 billion, and unfunded commitments at closing of $436.2 million.

To fund these loan originations, the Company employed various financing methods, including secured revolving repurchase agreements, senior secured and secured credit agreements, collateralized loan obligations, asset-specific financings, a term loan facility, and the syndication of non-consolidated senior interests which are non-recourse to the Company and are recognized as sales. Total commitments related to the syndication of non-consolidated senior interests for the year ended December 31, 2019 were $132.0 million. The Company had no non-consolidated senior interests outstanding as of December 31, 2018.

The following tables present an overview of the mortgage loan investment portfolio as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,978,176	$(17,500)	$4,960,676
Subordinated and mezzanine loans	20,000	(287)	19,713
Subtotal before allowance	4,998,176	(17,787)	4,980,389
Allowance for loan losses	—	—	—
Total	$4,998,176	$(17,787)	$4,980,389

	December 31, 2018
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Carrying Amount
Senior loans	$4,313,591	$(19,804)	$4,293,787
Subordinated and mezzanine loans	—	—	—
Subtotal before allowance	4,313,591	(19,804)	4,293,787
Allowance for loan losses	—	—	—
Total	$4,313,591	$(19,804)	$4,293,787

For the year ended December 31, 2019, loan portfolio activity was as follows (dollars in thousands):

Carrying Amount
Balance at December 31, 2018	$4,293,787
Additions during the period:
Loans originated	2,341,692
Additional fundings	268,356
Amortization of origination fees	16,345
Deductions during the period:
Collection of principal(1)	(1,939,791)
Balance at December 31, 2019	$4,980,389

(1)	Includes loan repayments and sales.

At December 31, 2019 and December 31, 2018, respectively, there were no   unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

On December 17, 2019, the Company sold a performing floating rate first mortgage loan secured by a multifamily property with a commitment amount of $64.9 million and an unpaid principal balance of $59.6 million.  Total cash consideration received was $59.8 million generating a gain on sale of $0.2 million which is included in Other Income, net in the Company’s consolidated statements of income and comprehensive income.

On July 16, 2018, the Company sold its participation interest in a non-core, fixed rate performing loan purchased in December 2014 to a third party for total cash consideration of $2.6 million, including sale costs and fees, recognizing a loss on sale of $0.4 million which is recorded in Other Income, net in the Company’s consolidated statements of income and comprehensive income.

The table below summarizes the carrying values and results of the Company’s internal risk rating review performed as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Value
Rating	December 31, 2019	December 31, 2018
1	$—	$29,923
2	903,393	959,314
3	3,868,696	3,099,401
4	208,300	205,149
5	—	—
Totals	$4,980,389	$4,293,787
Weighted Average Risk Rating(1)	2.9	2.8

(1)	Weighted Average Risk Rating calculated based on carrying value at year end.

The weighted average risk rating at December 31, 2019 and December 31, 2018 was 2.9 and 2.8, respectively. During the three months ended December 31, 2019, two loans were moved from the Company’s Category 3 risk rating into its Category 2 risk rating, resulting from recent improvements in the operating performance of the underlying collateral. Additionally, during the three months ended December 31, 2019, one loan with a  Category 4 risk rating was sold at a gain. The Company generally assigns a risk rating of “3” to all loan investments originated during the most recent quarter, except in the case of specific circumstances warranting an exception.

At December 31, 2019 and December 31, 2018, no loans were on non-accrual status or impaired; consequently, the Company did not record an allowance for loan losses.

(4) Available-for-Sale Debt Securities

The Company designates its CRE debt securities as available-for-sale securities upon acquisition. During the year ended December 31, 2019, the Company purchased 37 CRE CLO investments for an aggregate purchase price of $785.4 million. The purchased CRE CLO investments primarily consist of floating rate investment-grade debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 2.0%. In September 2019, the Company sold two of its CMBS investments and a partial interest in one of its CMBS investments for total proceeds of $46.2 million, recognizing a loss on the sale of $0.5 million, which is recorded in Other Income, net in the Company’s consolidated statements of income and comprehensive income.

At December 31, 2019 and December 31, 2018, the Company had 38 and four CRE debt securities investments, respectively, designated as available-for-sale securities. Details of the carrying and fair values of the Company’s CRE debt securities are as follows (dollars in thousands):

	December 31, 2019
	Face Amount	Unamortized Premium (Discount), net	Amortized Cost	Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
CRE CLO	$750,187	$207	$750,394	$1,006	$751,400
Commercial Mortgage-Backed Securities	36,162	(55)	$36,107	45	36,152
	$786,349	$152	$786,501	$1,051	$787,552

	December 31, 2018
	Face Amount	Unamortized Premium (Discount), net	Amortized Cost	Unrealized (Loss)	Estimated Fair Value
Investments, at Fair Value
Commercial mortgage-backed securities	$76,404	$(38)	$76,366	$(1,985)	$74,381

CRE debt securities investment fair values are Level II fair value measurements within the fair value hierarchy of ASC 820-10. The CRE debt securities investment fair values are based upon multiple market, broker, and counterparty or pricing services quotations, which provide valuation estimates based upon reasonable market order indications. The Company reviews the fair value quotations, which are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity, for reasonableness and consistency.

The Company’s CRE debt securities have a weighted average expected life, based on estimated fair value, of 3.2 years. The amortized cost and estimated fair value of the Company’s CRE debt securities by contractual maturity as of December 31, 2019 and December 31, 2018, respectively, are shown in the following table (dollars in thousands):

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Contractual Maturity Date
After one, within five years	$1,126	$1,143
After five years	785,375	786,409
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$786,501	$787,552

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Contractual Maturity Date
After one, within five years	$37,929	$38,076
After five years	38,436	36,305
Total investment in commercial mortgage-backed securities, at amortized cost and estimated fair value	$76,365	$74,381

As of December 31, 2019, certain of the Company’s CRE debt securities were in an unrealized loss position.  The Company held these positions less than twelve months. During the year ended December 31, 2019, these CRE debt securities traded at, or near, their carrying values, interest and principal payments were current, and all of the underlying mortgage loans were performing.  Consequently, no other-than-temporary impairments were recognized through income during the years ended December 31, 2019 or December 31, 2018, respectively.

(5) Variable Interest Entities and Collateralized Loan Obligations

On October 25, 2019 (the “FL3 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”) through its wholly-owned subsidiaries TRTX 2019-FL3 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL3 Issuer”), and TRTX 2019-FL3 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL3 Co-Issuer” and together with the FL3 Issuer, the “FL3 Issuers”). On the FL3 Closing Date, FL3 Issuer issued $1,230.3 million principal amount of notes (the “FL3 Notes”). The FL3 Co-Issuer co-issued $1,039.6 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL3 Notes, the FL3 Issuers also issued preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL3 Preferred Shares” and, together with the FL3 Notes, the “FL3 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Sub-REIT (“FL3 Retention Holder”). Through FL3 Retention Holder, the Sub-REIT retained ownership of $190.7 million of FL3 Notes issued and FL3 Preferred Shares.

Proceeds from the issuance of the FL3 Securities were used by the FL3 Issuers to purchase two commercial real estate whole loans (the “FL3 Whole Loans”) and 20 fully-funded pari passu participations in mortgage loans (the “FL3 Pari Passu Participations,” and, together with the FL3 Whole Loans and the FL3 Additional Interests (as defined below), the “FL3 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL3 Mortgage Assets were purchased by the FL3 Issuer from TRTX Master CLO Loan Seller, LLC, a Delaware limited liability company, a wholly-owned subsidiary of the Company and an affiliate of the FL3 Issuers.  The TRTX 2019-FL3 indenture permits the FL3 Issuer to modify certain economic terms, including without limitation, the interest rate and maturity date of FL3 Mortgage Assets, and subject to certain limitations, to provide additional flexibility with respect to the underlying collateral where appropriate to do so. TRTX 2019-FL3 permits the Company, during the 24 months after closing of FL3, to contribute eligible new loans or participation interests (the “FL3 Additional Interests”) in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. FL3 Mortgage Assets represented 24.6% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion, as of December 31, 2019.

At December 31, 2019, TRTX 2019-FL3 held $1.3 million of cash available to acquire eligible assets.

The Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the FL3 notes. As of December 31, 2019, the Company’s unamortized issuance costs were $7.4 million.

Interest expense on the outstanding FL3 Notes is payable monthly. For the year ended December 31, 2019 interest expense (excluding amortization of deferred financing costs) of $5.8 million is included in the Company’s consolidated statements of income and comprehensive income.

On November 29, 2018 (the “Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2”). The TRTX 2018-FL2 indenture permits the Company to contribute eligible new loans or participation interests in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. For the year ended December 31, 2019, the Company utilized the reinvestment feature eleven times, contributing $514.7 million of new loans or participation interests in loans, and receiving net cash proceeds of $159.8 million, after the repayment of $354.9 million of existing borrowings, including accrued interest. At December 31, 2019, TRTX 2018-FL2 had $0.1 million in cash available to acquire eligible assets.

The Company incurred approximately $8.7 million of issuance costs which are amortized on an effective yield basis over the shorter of the remaining life of the loans that collateralized the TRTX 2018-FL2 Notes. As of December 31, 2019, the Company’s unamortized issuance costs were $6.1 million.

Interest expense on the outstanding TRTX 2018-FL2 Notes is payable monthly. For the years ended December 31, 2019 and 2018, interest expense (excluding amortization of deferred financing costs) of $29.4 million and $2.8 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

On February 14, 2018, Sub-REIT entered into a collateralized loan obligation, TRTX 2018-FL1. On August 16, 2019, the Company utilized the contractual call option in TRTX 2018-FL1 to repurchase at par all the outstanding investment grade-rated notes held by third-party investors and retired all preference shares and non-investment grade notes held by the Company’s subsidiaries (collectively, the “TRTX 2018-FL1 Securities”), for total consideration of $509.5 million generating net cash proceeds of $32.2 million. For the year ended December 31, 2019, as a result of TRTX 2018-FL1 redemption, the Company expensed $0.04 million of unamortized issuance costs as interest expense in the consolidated statements of income and comprehensive income.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred interest expense (excluding amortization of deferred financing costs) on the TRTX 2018-FL1 investment grade-rated notes of $11.6 million and $20.7 million, respectively, which is included in the Company’s consolidated statements of income and comprehensive income.

In accordance with ASC 810, the Company evaluated the key attributes of the TRTX 2019-FL3 Issuers, TRTX 2018-FL2 Issuers and TRTX 2018-FL1 Issuers to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the TRTX 2019-FL3 Issuers, the TRTX 2018-FL2 Issuers and TRTX 2018-FL1 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary of the VIEs because it has the ability to control the most significant activities of the Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidates the TRTX 2019-FL3 Issuers, TRTX 2018-FL2 Issuers and the TRTX 2018-FL1 Issuers.

The Company’s total assets and total liabilities at December 31, 2019 included the following VIE assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

December 31, 2019
ASSETS
Cash and Cash Equivalents	$17,075
Accounts Receivable from Servicer/Trustee	1,464
Accrued Interest Receivable	2,178
Loans Held for Investment	2,229,034
Total Assets	$2,249,751
LIABILITIES
Accrued Interest Payable	$2,512
Accrued Expenses	732
Collateralized Loan Obligations	1,821,128
Payable to Affiliates	4,620
Total Liabilities	$1,828,992

The Company’s total assets and total liabilities at December 31, 2018 included the following VIE assets and liabilities of TRTX 2018-FL2 and TRTX 2018-FL1 (dollars in thousands):

December 31, 2018
ASSETS
Cash and Cash Equivalents	$3,896
Accounts Receivable from Servicer/Trustee	94,763
Accrued Interest Receivable	3,672
Loans Held for Investment	1,824,281
Total Assets	$1,926,612
LIABILITIES
Accrued Interest Payable	$2,637
Accrued Expenses	668
Collateralized Loan Obligations	1,514,790
Total Liabilities	$1,518,095

The following table outlines TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of December 31, 2019 (dollars in thousands):

As of December 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,229,034	$2,229,034	$1,834,761	$1,821,128

The following table outlines TRTX 2018-FL2 and TRTX 2018-FL1 loan collateral and borrowings under the TRTX 2018-FL2 and TRTX 2018-FL1 collateralized loan obligations as of December 31, 2018 (dollars in thousands):

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$1,824,281	$1,824,281	$1,527,237	$1,514,790

Assets held by TRTX 2019-FL3 Issuer, TRTX 2018-FL2 Issuer, and TRTX 2018-FL1 Issuer are restricted and can only be used to settle obligations of the related VIE. The liabilities of TRTX 2019-FL-3 Issuer, TRTX 2018-FL2 Issuer and TRTX 2018-FL1 Issuer are non-recourse to the Company and can only be satisfied from the assets of the related VIE.

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, Term Loan Facility, and Asset-Specific Financings

At December 31, 2019 and December 31, 2018, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings for certain of the Company’s originated loans. Additionally, the Company had a term loan facility outstanding at December 31, 2018. These financing arrangements bear interest at a rate equal to LIBOR plus a credit spread determined primarily by advance rate and property type. The financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements.

The following tables present certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings as of December 31, 2019 and December 31, 2018. Except as otherwise noted, all agreements are on a non-recourse basis (dollars in thousands):

As of December 31, 2019
Financing Arrangement	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/20	1 Month Libor	1.8%	3.5%	$750,000	$704,563	$45,437	$288,032
Wells Fargo(1)	04/18/22	1 Month Libor	1.8	3.6	750,000	355,372	394,628	593,742
Barclays(1)	08/13/22	1 Month Libor	1.5	3.3	750,000	318,240	431,760	542,927
Morgan Stanley(1)	05/04/20	1 Month Libor	1.9	3.6	500,000	105,253	394,747	519,638
JP Morgan(1)	08/20/21	1 Month Libor	1.6	3.3	400,000	181,552	218,448	300,677
US Bank(1)	07/09/22	1 Month Libor	1.8	3.6	152,240	15,641	136,599	173,253
Subtotal - Loan Investments					3,302,240	1,680,621	1,621,619	2,418,269
Goldman Sachs(2)	01/12/20	1 Month Libor	0.9%	2.7%	81,143	-	81,143	94,629
JP Morgan(2)	01/17/20	1 Month Libor	0.9	2.6	475,881	-	475,881	544,105
Wells Fargo(2)	01/16/20	1 Month Libor	1.0	2.7	135,774	-	135,774	161,153
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	-	-	—	—
Subtotal - CRE Debt Securities					$692,798	$-	$692,798	$799,887
Subtotal					$3,995,038	$1,680,621	$2,314,417	$3,218,156

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month Libor	1.8%	3.8%	500,000	354,363	145,637	182,882
Citibank(3)	07/12/20	1 Month Libor	2.3	4.1	160,000	160,000	—	—
Subtotal					$660,000	$514,363	$145,637	$182,882

Asset-specific Financing
Institutional Lender	10/09/20	1 Month Libor	4.2%	5.9%	77,000	—	77,000	112,000
Subtotal					$77,000	—	$77,000	$112,000

Total					$4,732,038	$2,194,984	$2,537,054	$3,513,038

(1)	Borrowings under secured revolving repurchase agreements and a senior secured credit agreement, with a guarantee for 25% recourse.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CRE debt securities, secured revolving repurchase agreement, or roll-over date for the applicable underlying trade confirmation subsequent to December 31, 2019. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under the secured credit agreement includes a guarantee for 100% recourse.

As of December 31, 2018
Financing Arrangement	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
Secured Revolving Repurchase Agreements
Goldman Sachs(1)	08/19/19	1 Month Libor	2.2%	4.6%	$750,000	$558,836	$191,164	$474,243
Wells Fargo(1)	05/25/19	1 Month Libor	1.8	4.3	750,000	503,792	246,208	339,012
Morgan Stanley(1)	05/04/19	1 Month Libor	2.2	4.7	500,000	317,493	182,507	244,936
JP Morgan(1)	08/20/21	1 Month Libor	2.2	4.6	400,000	214,471	185,529	254,026
US Bank(1)	10/09/21	1 Month Libor	1.8	4.3	212,840	6,800	206,040	262,929
Subtotal - Loan Investments					2,612,840	1,601,392	1,011,448	1,575,146
Goldman Sachs(2)	01/02/19	1 Month OIS	0.6	2.9	100,000	67,303	32,697	38,517
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	100,000	100,000	-	-
Subtotal - CRE Debt Securities					$200,000	$167,303	$32,697	$38,517
Subtotal					$2,812,840	$1,768,695	$1,044,145	$1,613,663

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month Libor	1.9%	4.2%	$500,000	$112,560	387,440	494,247
Citibank (3)	07/12/20	1 Month Libor	2.3	4.8	$160,000	$87,059	72,941	169,134
Subtotal					$660,000	$199,619	$460,381	$663,381

Asset-specific Financing	Maturity Date	Index Rate	Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral
BMO Harris Bank(1)	04/09/20	1 Month Libor	2.7%	4.0%	32,500	—	32,500	45,000
Subtotal					$32,500	—	$32,500	$45,000

Total					$3,505,340	$1,968,314	$1,537,026	$2,322,044

(1)	Borrowings under secured revolving repurchase agreements, a senior secured credit agreement, and one asset-specific financing arrangement with a guarantee for 25% recourse.
(2)

Borrowings under one asset-specific financing arrangement, secured revolving repurchase agreements, and a senior secured credit agreement with a guarantee for 100% recourse. Maturity Date represents the sooner of the next maturity date of the CRE debt securities, secured revolving repurchase agreement or roll-over date for the applicable underlying trade confirmation subsequent to December 31, 2018. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse.

Secured Revolving Repurchase Agreements

The Company frequently utilizes secured revolving repurchase agreements to finance the direct origination or acquisition of commercial real estate mortgage loans and CRE debt securities. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans or CRE debt securities to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty collects all principal and interest on related loans or CRE debt securities and remits to the Company only the net after collecting its interest and other fees. The loan and CRE debt securities related to secured revolving repurchase agreements are 25% and 100% recourse to Holdco, respectively.

At December 31, 2019 and December 31, 2018, the Company had six and five secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at December 31, 2019 and December 31, 2018 consisted of 60 and 51 mortgage loans, or participation interests therein, respectively. During the year ended December 31, 2019, the Company closed a $750 million secured revolving repurchase agreement with Barclays Bank PLC with a maturity date of August 13, 2022.

During the year ended December 31, 2018, the Company amended its Goldman Sachs Bank USA and JPMorgan Chase Bank, National Association secured revolving repurchase agreements, extending the maturity dates to August 19, 2019 and August 20, 2021, respectively. During the year ended December 31, 2019, the Company amended these agreements to extend the maturity dates to August 19, 2020 and August 19, 2022, respectively. The Company’s secured revolving repurchase agreements secured by commercial mortgage loans are considered long-term borrowings.

At December 31, 2019 and December 31, 2018, the Company had four and two secured revolving repurchase agreements to finance its CRE debt securities, of which the commitment amounts are based on the assets pledged. Credit spreads also vary depending upon the collateral type and advance rate. CRE debt securities pledged consisted of 35 CRE CLO investments and two CMBS investments at December 31, 2019 and two CMBS investments at December 31, 2018.

The Company’s secured revolving repurchase agreements secured by CRE debt securities are considered short-term borrowings.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CRE debt securities including counterparty concentration risks, at December 31, 2019 (dollars in thousands):

	December 31, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$750,000	$288,032	$289,674	$45,900	$243,774	16.6%	962
Wells Fargo Bank	750,000	593,742	594,832	395,039	199,793	13.6	839
Barclays	750,000	542,927	542,191	432,399	109,792	7.5	956
Morgan Stanley Bank(4)	500,000	519,638	518,048	395,356	122,692	8.4	N/A
JP Morgan Chase Bank	400,000	300,677	297,248	218,744	78,504	5.4	1,328
US Bank	152,240	173,741	173,045	136,734	36,311	2.5	1,652
Subtotal / Weighted Average	$3,302,240	$2,418,757	$2,415,038	$1,624,172	$790,866		1,062

CRE Debt Securities Financings
Goldman Sachs Bank	$81,143	$94,629	$108,414	$81,362	$27,052	1.8%	12
JP Morgan	475,881	544,105	546,260	476,307	69,953	4.8	17
Wells Fargo	135,774	161,153	148,738	136,021	12,717	0.9	16
Royal Bank of Canada	-	—	—	—	—	—	—
Subtotal / Weighted Average	$692,798	$799,887	$803,412	$693,690	$109,722		16
Total / Weighted Average - Loans and CRE Debt Securities	$3,995,038	$3,218,644	$3,218,450	$2,317,862	$900,588		685

(1)

Loan amounts shown in the table include interest receivable of $13.0 million and are net of premium, discount and origination fees of $16.7 million. CRE debt securities shown in the table include interest receivable of $2.3 million and are net of premium, discount, and unrealized gains of $1.2 million

(2)

Loan amounts shown in the table include interest payable of $2.5 million and do not reflect unamortized deferred financing fees of $10.3 million. CRE debt securities investments shown in the table include interest payable of $0.9 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. CRE debt securities represent the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals.  For borrowing secured by CRE debt securities investments the extended maturity represents the sooner of the next maturity date of the CRE debt securities investment, the secured revolving repurchase agreement, or the roll-over date for the applicable underlying trade confirmation subsequent to December 31, 2019.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at December 31, 2018 (dollars in thousands):

	December 31, 2018
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$474,243	$472,797	$191,705	$281,092	21.2%	231
Wells Fargo Bank	750,000	339,012	338,531	246,635	91,896	6.9	876
Morgan Stanley Bank(4)	500,000	244,936	245,932	183,901	62,031	4.7	N/A
JP Morgan Chase Bank	400,000	254,026	253,145	185,892	67,253	5.1	1,693
US Bank	212,840	262,929	261,916	206,422	55,494	4.2	1,743
Subtotal / Weighted Average	$2,612,840	$1,575,146	$1,572,321	$1,014,555	$557,766		1,125

CRE Debt Securities Financings
Goldman Sachs Bank	$100,000	$38,517	$36,414	$32,984	$3,430	0.3%	2
Royal Bank of Canada	100,000	—	—	—	—	—	—
Subtotal / Weighted Average	$200,000	$38,517	$36,414	$32,984	$3,430		2

Total / Weighted Average – Loans and CRE Debt Securities	$2,812,840	$1,613,663	$1,608,735	$1,047,539	$561,196		1,083

(1)

Loan amounts shown in the table include interest receivable of $14.5 million and are net of premium, discount and origination fees of $17.3 million. Amounts for CRE debt securities shown in the table include interest receivable of $0.1 million and are net of premium, discount, and unrealized gains of $2.2 million.

(2)

Loan amounts shown in the table include interest payable of $3.1 million and do not reflect unamortized deferred financing fees of $6.7 million. Amounts for CRE debt securities shown in the table include interest payable of $0.3 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Investment amounts for CRE debt securities represent the net carrying value of available-for-sale securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. CRE debt securities extended maturity represents the sooner of the next maturity date of the CRE debt securities investment, the secured revolving repurchase agreement, or the roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2018.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants to the extent balances were outstanding as of December 31, 2019 and December 31, 2018.

Term Loan Facility

During 2019 the Company was the borrower under a term loan facility with an institutional asset manager as the lender. The Company terminated this term loan facility in October 2019. Accordingly, the Company had no loan investments pledged to the term loan facility and no outstanding borrowings at December 31, 2019.

The agreement included various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants as of December 31, 2018.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A with a maximum commitment amount of $500 million. The senior secured agreement has an initial maturity of September 29, 2020 and borrowings bear interest at LIBOR plus 1.75%.  At December 31, 2019,  $145.6 million was outstanding under the secured credit agreement.

The Company has a secured revolving credit agreement (the “Credit Agreement”), as borrower, with Citibank, N.A. with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets is 70% and may decline over the borrowing term of up to a 90-day period, after which borrowings against that respective asset must be repaid. At December 31, 2019, no amounts were outstanding on the Credit Agreement.

The agreements include various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants to the extent balances were outstanding as of December 31, 2019 and December 31, 2018.

Asset-Specific Financings

As of December 31, 2019 and December 31, 2018, the Company had one asset-specific financing arrangement, to finance certain of its lending activities. On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances. The current initial maturity of this agreement is October 9, 2020. As of December 31, 2019, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.15%.

During 2019, the Company retired the BMO Harris asset-specific financing when the loan securing the facility was repaid.

The asset specific financing arrangements included various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants to the extent that balances were outstanding as of December 31, 2019 and December 31, 2018.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to December 31, 2019 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Asset- specific financing
2019	$—	$—	$—	$—
2020	632,585	1,325,373	145,637	77,000
2021	600,650	503,126	—	—
2022	554,541	485,918	—	—
2023	32,284	—	—	—
Thereafter	—	—	—	—
Total	$1,820,060	$2,314,417	$145,637	$77,000

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At December 31, 2019, the Company had $75.9 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL1 (as of December 31, 2018), TRTX 2018-FL2 ( as of December 31, 2019 and December 31, 2018) and TRTX 2019-FL3 (as of December 31, 2019), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. The Company had no non-recurring fair value items as of December 31, 2019 and December 31, 2018.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheet (dollars in thousands):

	December 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,980,389	—	—	$5,004,379
Financial Liabilities
Term Loan Facility	—	—	—	—
Collateralized Loan Obligations	1,806,428	—	—	1,806,428
Secured Financing Arrangements	2,525,128	—	—	2,525,128

	December 31, 2018
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,293,787	—	—	$4,317,844
Financial Liabilities
Term Loan Facility	113,504	—	—	113,504
Collateralized Loan Obligations	1,509,930	—	—	1,509,930
Secured Financing Arrangements	1,526,449	—	—	1,526,449

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and December 31, 2018, the estimated fair value of loans held for investment was $5.00 billion and $4.32 billion, respectively. The average gross spread at December 31, 2019 and December 31, 2018 was 3.48% and 3.90%, respectively. The weighted average years to maturity at December 31, 2019 and December 31, 2018 was 3.8 years and 3.9 years, respectively, assuming full extension of all loans.

At December 31, 2019 and December 31, 2018, the carrying value of the secured financing agreements approximates fair value as current borrowing spreads reflect market terms. At December 31, 2019 and December 31, 2018, the carrying value of the assets and liabilities of TRTX 2018-FL1, TRTX 2018-FL2 and TRTX-FL3 approximates fair value as current borrowing spreads reflect market terms, to the extent balances were outstanding at each measurement date.

(9) Income Taxes

The Company indirectly owns 100% of the equity of multiple taxable REIT subsidiaries (collectively “TRSs”), including certain of its TRTX 2018-FL1, TRTX 2018-FL2 and TRTX 2019-FL3 subsidiaries. Taxable REIT subsidiaries are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years for all years since the Company’s formation in 2014. The years open to examination generally range from 2016 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2019, and December 31, 2018, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the years ended December 31, 2019 and 2018, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The following table details the income tax treatment for the Company’s common stock and Class A common stock dividends declared as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Ordinary income dividends	$1.72	$1.70	$1.52
Capital gain dividends	-	0.01	0.04
Total dividends(1)	$1.72	$1.71	$1.56

(1)	Dividend per share amounts reflect the impact of the common stock and Class A common stock dividend paid upon the completion of our initial public offering.

  At December 31, 2019, December 31, 2018, and December 31, 2017, the Company’s effective tax rate was 0.5%, 0.3%, and 0.2%, respectively.

As of December 31, 2019 and December 31, 2018, no deferred income tax assets or liabilities were recorded for the Company’s taxable REIT subsidiaries operating activities.

(10) Related Party Transactions

Management Agreement

The Company is externally managed and advised by the Manager pursuant to a management agreement between the Company and the Manager (as amended, the “Management Agreement”). Pursuant to the Management Agreement the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) and 1.50% per annum (0.375% per quarter) of the Company’s “Equity” as defined in the Management Agreement. The base management fee is payable in cash, quarterly in arrears. The Manager is also entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period, including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month, including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period. No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters following the completion of the Company’s initial public offering) is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

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

2014-CLO Collateral Management Fee

The Manager also served as Collateral Manager for the 2014-CLO under a collateral management agreement (the “Collateral Management Agreement”). The collateral management fee was equal to 0.075% per annum of the aggregate par amount of the loans in the 2014-CLO and was calculated and payable monthly in arrears in cash. Pursuant to an arrangement that the Company had with the Manager prior to the Company’s initial public offering, the Company was entitled to reduce the base management fee payable to the Manager under the pre-IPO Management Agreement by an amount equal to the collateral management fee the Manager was entitled to receive for acting as the collateral manager for the 2014-CLO. After the completion of the initial public offering and prior to the termination of the 2014-CLO, the Manager was entitled to earn a collateral management fee for acting as the collateral manager for the 2014-CLO without any reduction or offset right to the base management fee payable to the Manager under the Management Agreement.  The 2014-CLO was terminated in August 2018. As of December 31, 2018 and December 31, 2017, there were no loans outstanding in the 2014-CLO.

Management Fees Incurred and Paid for the years ended December 31, 2019, 2018 and 2017

For the fiscal years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company incurred and paid the following management fees, incentive management fees, and collateral management fees related to its pre-IPO and Post-IPO Management Agreements and the 2014-CLO Collateral Management Agreement (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Post-IPO Management Agreement fees incurred	$28,717	$23,748	$8,636
Post-IPO Management Agreement fees paid	27,565	22,818	1,079

Pre-IPO Management Agreement and Collateral Management fees incurred	—	—	$10,023
Pre-IPO Management Agreement and Collateral Management fees paid	—	—	15,311

Management fees, incentive management fees, and collateral management fees included in “Payable to Affiliates” on the consolidated balance sheets at December 31, 2019 and December 31, 2018 are $7.3 million and $6.1 million, respectively.

Termination Fee

A termination fee would be due to the Manager upon termination of the Management Agreement by the Company absent a cause event. The termination fee would also be payable to the Manager upon termination of the Management Agreement by the Manager if the Company materially breaches the Management Agreement. The termination fee is equal to three times the sum of (x) the average annual base management fee and (y) the average annual incentive compensation earned by the Manager, in each case during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination.

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the fiscal years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Manager and Company determined that $1.0 million, $1.2 million, and $1.0 million, respectively, of expenses were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of December 31, 2019, $2.3 million remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. As of December 31, 2018 there were no amounts outstanding and payable to the Manager.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the fiscal years ended December 31, 2019 and December 31, 2018, $0.3 million and $0.2 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details.)

At December 31, 2019, all share and per share data reflect the impact of the common stock and Class A common stock dividend which was paid upon completion of the Company’s initial public offering on July 25, 2017 to holders of record as of July 3, 2017. The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net Income Attributable to TPG RE Finance Trust, Inc.	$126,298	$106,938	$94,336
Participating Securities' Share in Earnings	(676)	(194)	—
Net Income Attributable to Common Stockholders	$125,622	$106,744	$94,336
Weighted Average Common Shares Outstanding, Basic and Diluted	72,743,171	63,034,806	54,194,596
Per Common Share Amount, Basic and Diluted	$1.73	$1.70	$1.74

(12) Stockholders’ Equity

Common Stock Issuance

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and the Company’s affiliate, TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock, $0.001 par value per share, pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s agent. For year ended December 31, 2019, the Company sold 1.9 million shares of common stock at a weighted average price per share of $20.42 and gross proceeds of $38.0 million.  The Company paid commissions totaling $0.5 million. The Company used the proceeds from the offering to originate commercial real estate loans and acquire CRE debt securities.

In March and April 2019, the Company completed a common stock offering of 6.9 million shares at a price to the Company of $19.80 per share, generating net proceeds of $136.5 million, after underwriting discounts and offering costs. The Manager reimbursed offering costs of $0.3 million. The Company used net proceeds from the offering to originate commercial real estate loans and acquire CRE debt securities.

On August 10, 2018, the Company completed a common stock offering of 7.0 million shares at a net price to the Company of $19.82 per share generating net proceeds, of $138.7 million, after underwriting discounts. Proceeds were used repay certain borrowings under its secured revolving repurchase agreements, and to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The Manager reimbursed offering costs of $0.7 million.

Initial Public Offering

On July 25, 2017, the Company completed an initial public offering of 11.0 million shares of common stock at a price of $20.00 per share for net proceeds of $199.4 million, after deducting underwriting discounts of $13.2 million and offering expenses payable by us of approximately $7.4 million. On August 17, 2017, the underwriters of the Company’s initial public offering partially exercised their option to purchase up to an additional 1,650,000 shares of common stock. On August 22, 2017, the Company issued and sold, and the underwriters purchased, 650,000 shares of common stock for net proceeds of $12.2 million, after deducting underwriting discounts of $0.8 million. The Company used the net proceeds from the offering to originate commercial mortgage loans consistent with its investment strategy and investment guidelines.

S tock Dividend

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

10b5-1 Purchase Plan

The Company entered into an agreement and related amendments (the “10b5-1 Purchase Plan”) with Goldman Sachs & Co. LLC, as the Company’s agent, to buy in the open market up to $35.0 million in shares of the Company’s common stock in the aggregate during the period beginning on or about August 21, 2017. On August 1, 2018, the Company’s Board of Directors authorized the Company to extend the repurchase period for the remaining capital committed to the 10b5-1 Purchase Plan to February 28, 2019. No other changes to the terms of the 10b5-1 Purchase Plan were authorized.

The 10b5-1 Purchase Plan required Goldman Sachs & Co. LLC to purchase for the Company shares of the Company’s common stock when the market price per share is below the threshold price specified in the 10b5-1 Purchase Plan which is based on the Company’s book value per common share. During the three months ended March 31, 2019, the Company repurchased 2,324 shares of common stock, at a weighted average price of $18.27 per share, for total consideration (including commissions and related fees) of $0.4 million. The 10b5-1 Purchase Plan expired by its terms on February 28, 2019.

Issuance of Sub-REIT Preferred Stock

In January 2019, a subsidiary of the Company issued 625 shares of Series A preferred stock of which 500 shares were retained by the Company and 125 shares were sold to third party investors for proceeds of $0.1 million. The 500 preferred shares of Series A preferred stock retained by the Company are eliminated in the Company’s consolidated statements of changes in equity.

Redemption of Series A Preferred Stock

In February 2018, the Company’s previously issued shares of Series A preferred stock were redeemed for $0.1 million.

Dividends

The Company accrues dividends upon the approval by the Company’s Board of Directors. Upon the approval of the Company’s Board of Directors, dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, and second to the holders of the Company’s common stock and Class A common stock. The Company’s Series A preferred stock was redeemed on February 28, 2018 for $0.1 million. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

On December 17, 2019, the Company’s Board of Directors declared a dividend for the fourth quarter of 2019 in the amount of $0.43 per share of common stock and Class A Common stock, or $32.8 million in the aggregate, which dividend was payable on January 24, 2020 to holders of record of our common stock as of December 27, 2019.

For the years ended December 31, 2019 and December 31, 2018, common and Class A common stock dividends in the amount of $128.4 million and $109.1 million, respectively, were approved. As of December 31, 2019, and December 31, 2018, $32.8 million and $29.0 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Share-Based Incentive Plan

The Company does not have any employees as it is externally managed by its Manager. However, as of December 31, 2019, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated in part through the issuance of share-based instruments.

The Company’s Board of Directors has adopted, and the Company’s stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to directors, officers, employees (if any) and consultants of the Company and its affiliates, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors. No equity grants were awarded in conjunction with the Company’s initial public offering.

The following table details the outstanding shares of common stock and the weighted-average grant date fair value per share for shares granted under the Incentive Plan, as of December 31, 2019:

	Common Stock	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	—	$—
Granted	75,360	19.44
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2017	75,360	$19.44
Granted	278,540	18.84
Vested	(19,352)	19.44
Forfeited	(579)	19.44
Balance as of December 31, 2018	333,969	$18.94
Granted	396,410	20.52
Vested	(100,305)	19.02
Forfeited	(6,068)	18.78
Balance as of December 31, 2019	624,006	$19.93

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan.   The table below outlines how the awarded shares will vest over the next four years:

Vesting Year	Shares of Common Stock
2020	229,521
2021	229,522
2022	102,389
2023	62,574
624,006

As of December 31, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $11.7 million. This cost is expected to be recognized over a weighted average period of 1.7 years from December 31, 2019.

For the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recognized $2.6 million, $0.7 million and $0.3 thousand, respectively, of share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

During the year ended December 31, 2019, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. The deferred stock units were fully vested on the grant date and accrue dividends that are paid-in-kind on a quarterly basis. On May 14, 2019, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units with an aggregate fair value of $0.3 million, which is included in share-based compensation expense as general and administrative expense in the consolidated statements of income and comprehensive income.

During the year ended December 31, 2019, the Company accrued 420 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock and Class A common stock as of December 27, 2019.

(14) Commitments and Contingencies

Unfunded Commitments

As of December 31, 2019, and December 31, 2018, the Company had $630.6 million and $634.2 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of December 31, 2019, and December 31, 2018, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of December 31, 2019 and December 31, 2018 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of December 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,925,749	$438,800	52.0%	$2,486,949	49.9%
Multifamily	1,104,946	69,061	19.6	1,035,885	20.7
Hotel	752,293	40,088	13.4	712,205	14.2
Mixed-Use	604,993	78,835	10.7	526,158	10.5
Condominium	95,784	1,524	1.7	94,260	1.9
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	2.0	112,000	2.2
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

	As of December 31, 2018
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$1,898,511	$316,510	38.5%	$1,582,001	36.8%
Multifamily	1,247,860	131,177	25.2	1,116,683	25.9
Mixed Use	838,200	114,748	16.9	723,452	16.8
Hotel	508,450	10,896	10.3	497,554	11.5
Retail	233,555	50,247	4.7	183,308	4.2
Condominium	154,673	10,580	3.1	144,093	3.3
Industrial	66,500	—	1.3	66,500	1.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current unpaid principal balance is as follows (dollars in thousands):

	December 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,182,659	$214,938	38.7%	$1,967,721	39.4%
South	1,342,794	124,939	23.9	1,217,855	24.4
West	1,397,431	201,690	24.8	1,195,741	23.9
Midwest	482,804	83,178	8.6	399,626	8.0
Various	223,077	5,844	4.0	217,233	4.3
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

	December 31, 2018
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,084,807	$170,131	42.1%	$1,914,676	44.4%
South	1,525,173	270,933	30.8	1,254,240	29.1
West	760,416	100,422	15.4	659,994	15.3
Midwest	577,353	92,672	11.7	484,681	11.2
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Category

A summary of the loan portfolio by category as of December 31, 2019 and December 31, 2018 based on total loan commitment and current unpaid principal balance is as follows (dollars in thousands):

	December 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,001,962	$49,057	35.6%	$1,952,905	39.1%
Light Transitional	1,890,762	219,138	33.6	1,671,624	33.4
Moderate Transitional	1,701,041	347,394	30.2	1,353,647	27.1
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

	December 31, 2018
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,414,456	$199,397	48.8%	$2,215,059	51.3%
Light Transitional	1,513,227	212,290	30.6	1,300,937	30.2
Moderate Transitional	1,020,066	222,471	20.6	797,595	18.5
Total	$4,947,749	$634,158	100.0%	$4,313,591	100.0%

Loan commitments represent principal commitments made by the Company at December 31, 2019 and December 31, 2018, respectively.

(16) Summary of Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands except per share data):

	March 31	June 30	September 30	December 31
2019
Net interest income and total other revenue	$37,656	$42,240	$44,648	$42,183
Net income attributable to TPG RE Finance Trust, Inc.	$28,409	$31,965	$33,022	$32,902
Basic and diluted	$0.42	$0.43	$0.44	$0.44
2018
Net interest income and total other revenue	$33,733	$35,048	$35,511	$36,584
Net income attributable to TPG RE Finance Trust, Inc.	$25,111	$26,438	$26,824	$28,565
Basic and diluted	$0.42	$0.44	$0.42	$0.43

Basic and diluted earnings per share are computed independently based on the weighted-average shares of Class A common stock and common stock outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

(17) Subsequent Events

The following events occurred subsequent to December 31, 2019:

Senior Mortgage Loan Originations

From January 1, 2020 through February 18, 2020, the Company closed, or is in the process of closing, eight first mortgage loans, totaling $857.7 million of loan commitments, with an expected initial funding amount of $737.1 million. These loans were funded, or will be funded at closing, with a combination of cash-on-hand and borrowings.

Investments in CRE Debt Securities

From January 1, 2020 through February 18, 2020, the Company acquired or committed to acquire 10 separate CRE debt securities investments with an aggregate face value of $169.0 million. These investments were funded, or will be funded at settlement, with a combination of cash-on-hand and borrowings.

Cash Dividend

On January 24, 2020, the Company paid a cash dividend on its common stock and Class A common stock, to stockholders of record as of December 27, 2019, of $0.43 per share, or $32.8 million.

Conversion of Class A Shares

As of December 31, 2019, there were an aggregate of 1,136,665 shares of the Company’s Class A common stock, $0.001 par value per share (the “Class A Shares”), outstanding. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Company’s Class A common stock are identical to the Company’s common stock, except (1) the Class A common stock is not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and may not be listed on a national securities exchange or a national market system and (2) each Class A Share is convertible at any time or from time to time, at the option of the holder, for one fully paid and nonassessable share of the Company’s common stock. The Company’s Class A common stock votes together with the Company’s common stock as a single class.

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the Class A Shares into shares of the Company’s common stock. Accordingly, the Class A Shares were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of the Class A Shares were issued an aggregate of 1,136,665 shares of the Company’s common stock. As of the date of this Form 10-K, there are no shares of the Company’s Class A common stock outstanding.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2019

(Dollars in Thousands)

Type of Loan/Borrower Senior Mortgage Loans (1)	Description / Location	Interest Payment Rates	Extended Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Unpaid Principal Balance	Carrying Amount of Loans (5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / NY	L+2.9%	2024	I/O	$—	$316,127	$315,046
Borrower B	Office / GA	L+3.4%	2024	I/O	—	167,791	166,324
Borrower C	Office / MI	L+3.6%	2024	I/O	—	151,912	150,866
Borrower D	Multifamily / FL	L+2.9%	2024	I/O	—	198,383	198,383
Borrower E	Office / NY	L+2.9%	2024	I/O	—	165,702	164,153
Borrower F	Office / CA	L+3.0%	2024	I/O	—	168,800	167,986
Borrower G	Office / PA	L+2.7%	2023	I/O	—	182,882	182,882
Borrower H	Hotel / NC	L+3.8%	2022	I/O	—	180,000	180,000
Borrower I	Office / PA	L+4.3%	2022	I/O	—	165,148	164,706
Borrower J	Multifamily / NJ	L+3.8%	2023	I/O	—	160,018	159,698
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Office / Diversified	Floating L+2.5% - 5.1%	2022 - 2025	IO	—	$1,168,587	$1,164,216
Senior Loan	Multifamily / Diversified	Floating L+2.7% - 4.9%	2020 - 2025	IO	—	677,484	673,997
Senior Loan	Mixed-Use / Diversified	Floating L+2.6% - 3.9%	2021 - 2024	IO	—	526,158	525,366
Senior Loan	Hotel / Diversified	Floating L+3.0% - 4.7%	2022 - 2024	IO	—	512,205	511,030
Senior Loan	Land / NV	Floating L+6.8% - 6.8%	2021	IO	—	112,000	111,436
Senior Loan	Condominium / Diversified	Floating L+4.1% - 4.7%	2020 - 2021	IO	—	94,260	94,025
Senior Loan	Retail / CA	Floating L+3.7% - 3.7%	2023	IO	—	30,719	30,563
Total senior loans					$—	$4,978,176	$4,960,677
Subordinate loans (6)
Subordinate loans less than 3% of the carrying amount of total loans
Senior Loan	Hotel / CA	Floating L+10.3%	2025	IO	—	20,000	19,712
Total subordinate loans					$—	$20,000	$19,712
Total Loans					$—	$4,998,176	$4,980,389

(1)	Includes senior mortgage loans, related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Extended maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The aggregate tax basis of the loans is $5.0 billion as of December 31, 2019.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-1

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2019	2018	2017
Balance at January 1,	$4,293,787	$3,175,672	$2,449,990
Additions during period:
Loans originated	2,341,692	2,071,391	1,596,531
Additional fundings	268,356	258,308	315,409
Amortization of deferred fees and expenses	16,345	16,907	19,381
Deductions during period:
Collection of principal (1)	(1,939,791)	(1,228,491)	(1,202,776)
Amortization of premium	—	—	(2,863)
Balance at December 31,	$4,980,389	$4,293,787	$3,175,672
(1) Includes loan repayments and sales

S-2