Form 10-K/A
period 2019-12-31
TPG RE Finance Trust, Inc.
filed 2020-04-29
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

As of April 28, 2020, there were 76,650,996 shares of the Registrant’s common stock, $0.001 par value per share, and 0 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of TPG RE Finance Trust, Inc. (the “Company,” “we,” “us,” and “our”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “2019 Form 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Part III is the only portion of the 2019 Form 10-K being amended by this Amendment. This Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2019 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2019 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2019 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2019 Form 10-K.

Certain Terms

Except where the context requires otherwise, the term “Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership; and the term “TPG” refers to TPG Global, LLC, a Delaware limited liability company, and its affiliates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The names, ages as of April 28, 2020 and existing positions with us of the members of our board of directors are as follows:

Name	Age	Office or Position Held
Avi Banyasz	47	Chairman of the Board of Directors
Greta Guggenheim	61	Chief Executive Officer, President and Director
Kelvin Davis	56	Director
Michael Gillmore	63	Director
Wendy Silverstein	59	Director
Bradley Smith	52	Director
Gregory White	64	Director

The name, principal occupation for the last five years, selected biographical information and the period of service as our director of each of the nominees are set forth below.

Avi Banyasz has served as our chairman of the board since December 2014. Mr. Banyasz is a partner of TPG and the co-head of TPG Real Estate, TPG’s real estate investment platform. Prior to joining TPG in 2011, Mr. Banyasz served as a managing principal and a member of the investment committee of Westbrook Partners, a real estate private equity firm, where he worked for 13 years. Prior to joining Westbrook Partners, Mr. Banyasz worked at Bear Stearns & Co. Mr. Banyasz received a B.S. in Economics and Finance, with High Distinction, from the University of Toronto. Mr. Banyasz serves on the Boards of Directors of Enlivant (formerly, Assisted Living Concepts, Inc.), of which he is Chairman, M West Properties, Strive Communities, and Strategic Office Partners. Mr. Banyasz’s extensive experience in real estate investment allows Mr. Banyasz to provide valuable insight to us and our board of directors, including with respect to our investing activities, which leads to our conclusion that Mr. Banyasz should serve on our board of directors.

Greta Guggenheim has served as one of our directors since February 2016 and as our chief executive officer and president since January 2016. Ms. Guggenheim is also a partner of TPG and TPG Real Estate and our Manager and the chair of our Manager’s investment committee. Ms. Guggenheim was a co-founder of Ladder Capital Corp. (NYSE: LADR) (“Ladder”) and was president of Ladder from its formation in October 2008 through June 2012 and was appointed chief investment officer in June 2012. Prior to forming Ladder, Ms. Guggenheim served as a managing director and head of origination at Dillon Read Capital Management (“DRCM”), a wholly-owned subsidiary of UBS AG, from June 2006 to June 2007. Before joining DRCM, Ms. Guggenheim served as a managing director in originations at UBS from May 2002 to June 2006. Prior to joining UBS, Ms. Guggenheim served as a managing director at Bear Stearns & Co. from October 2000 to April 2002 and previously worked in real estate investment banking and commercial real estate lending at Credit Suisse and Credit Suisse First Boston from 1986 to 1999. Ms. Guggenheim has a total of 32 years of experience in commercial real estate finance. Ms. Guggenheim earned a B.A. in Economics and Spanish Literature from Swarthmore College and an M.B.A. from The Wharton School of the University of Pennsylvania. Ms. Guggenheim’s leadership, vision, skills, deep knowledge of our business and experience in commercial real estate finance lead to our conclusion that Ms. Guggenheim should serve on our board of directors.

Kelvin Davis has served as one of our directors since December 2014. Mr. Davis is the founder and the co-head of TPG Real Estate. He is based in San Francisco and is a member of TPG’s Holdings Committee. From 2000 to 2009, Mr. Davis led TPG’s North American Buyout Group, encompassing investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was president and chief operating officer of Colony Capital, LLC, a private international real estate investment firm in Los Angeles (“Colony”), which he co-founded in 1991. Colony’s wholly owned affiliate, Colony Advisors, Inc., acted as asset manager with respect to essentially all of Colony’s loan and property investments. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman Sachs & Co. LLC in New York and with Trammell Crow Company in Dallas and Los Angeles.

Mr. Davis earned a B.A. in Economics from Stanford University and an M.B.A. from Harvard Business School, where he was a Baker Scholar, a John L. Loeb Fellow, and a Wolfe Award recipient. Mr. Davis serves on the Boards of Directors of Catellus Development Corporation, Enlivant (formerly, Assisted Living Concepts, Inc.), Arlington Business Parks GP Limited, and Arlington LP (UK) Limited. He is also a long-time director (and past Chairman) of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization) and is a trustee of the Los Angeles County Museum of Art (LACMA). Mr. Davis’s substantial real estate loan and property investment experience, leadership role with TPG Real Estate and deep knowledge and relationships in the real estate sector lead to our conclusion that Mr. Davis should serve on our board of directors.

Michael Gillmore has served as one of our directors since July 2017. Mr. Gillmore was an audit partner at Ernst & Young LLP (“EY”) and retired on June 30, 2017 after 39 years at EY. Mr. Gillmore served in various leadership positions in EY’s real estate practice during his career, including from 2004 to 2016 as Market Segment Leader for Real Estate, Hospitality & Construction for the Pacific Southwest Region and the West Region. Mr. Gillmore has served as the lead partner for numerous public and private companies operating in multiple subsectors of the real estate industry. Mr. Gillmore has extensive experience interacting with boards of directors and audit committees. Mr. Gillmore received a B.S. in Business Administration and Accounting from California State University, Fullerton. Mr. Gillmore served on the Advisory Board of the Lusk Real Estate Center at the University of Southern California until September 2017 and on the Board of Directors of the California Hospital Medical Center Foundation until September 2018. Mr. Gillmore is a member of the National Association of Real Estate Investment Trusts and the National Association of Corporate Directors (“NACD”) and in July 2019 became a member of the Board of Directors of the NACD Pacific Southwest chapter. Mr. Gillmore’s comprehensive knowledge of accounting and financial disclosure, extensive audit experience and interactions with the boards of directors and audit committees of multiple companies in the real estate industry lead to our conclusion that Mr. Gillmore should serve on our board of directors.

Wendy Silverstein has served as one of our directors since July 2017. Ms. Silverstein served as Chief Investment Officer of WeWork from August 2018 to September 2019. She previously served as President and Chief Executive Officer of New York REIT, Inc. (NYSE: NYRT) (“NYRT”) from March 2017 to July 2018. Prior to NYRT, Ms. Silverstein served as Executive Vice President and Co-Head of Acquisitions and Capital Markets for Vornado Realty Trust (NYSE: VNO) (“Vornado”), an owner of commercial real estate in the United States, from 1998 to 2015. During her tenure at Vornado, Ms. Silverstein oversaw Vornado’s debt and equity financings and was responsible for a variety of real estate as well as corporate acquisitions. Ms. Silverstein was a member of the Investment Committee for Vornado’s private equity fund, Vornado Capital Partners, L.P. On behalf of Vornado, she served on the Board of Directors of Toys R Us, Inc. from its leveraged buyout in 2005 until January 2019 and previously served on the Board of LNR Property, LLC, a loan special servicer. Prior to joining Vornado in 1998, Ms. Silverstein spent 12 years at Citicorp. From 1990 to 1998, she was with Citicorp Real Estate in the Corporate Debt Restructuring Group, which she headed from 1994 to 1998. During this time, she led the negotiation and restructuring of debt and equity transactions involving companies in the airline, hospitality, retail, office and residential real estate industries. She served on the Board of Directors of Shuttle, Inc. (d/b/a US Air Shuttle) from 1992 to 1997, Alexander’s, Inc. (NYSE: ALX) from 1992 to 1995 and NYRT from February 2017 to July 2018. From 1986 to 1990, she was with the Leveraged Capital Group at Citibank, N.A., providing sponsor financing for leveraged buyouts. Ms. Silverstein currently serves on the board of Alexander’s, Inc. Ms. Silverstein has served as an independent advisor to Trinity Church regarding their real estate portfolio and is an active member of the Board of Beit Ruth, an educational and therapeutic village for at risk teenage girls in Israel. Ms. Silverstein earned her B.S. in Economics, magna cum laude, from The Wharton School of the University of Pennsylvania and an M.B.A. with distinction from The Wharton Graduate School of Business Administration. She is also a Certified Public Accountant. Ms. Silverstein’s management experience with multiple real estate investment trusts (“REITs”), deep knowledge and relationships in the real estate sector and extensive capital markets experience lead to our conclusion that Ms. Silverstein should serve on our board of directors.

Bradley Smith has served as one of our directors since July 2017. Mr. Smith has been a private investor since June 2015. From February 2002 to May 2015, Mr. Smith served as head of Real Estate and Lodging Equity Capital Markets at Bank of America Merrill Lynch. During his tenure at Bank of America Merrill Lynch, Mr. Smith was responsible for the structuring, marketing and pricing of initial public offerings and other public equity offerings for companies in the real estate, lodging, gaming and real estate finance industries. While at Bank of America Merrill Lynch, Mr. Smith was the lead equity advisor on more than three hundred equity offerings, which raised in excess of

$100 billion. Mr. Smith began his career at Lehman Brothers in 1989 and worked there prior to joining Bank of America Merrill Lynch in 2000. Mr. Smith served in a variety of investment banking and equity capital markets positions both in New York and in London while at Lehman Brothers, including acting as the co-head of U.S. Equity syndicate. Mr. Smith graduated magna cum laude from The Wharton School of the University of Pennsylvania with a B.S. in finance. Mr. Smith’s deep knowledge and relationships in the real estate sector, including over 15 years of experience working with companies in the real estate finance sector, and extensive capital markets experience lead to our conclusion that Mr. Smith should serve on our board of directors.

Gregory White has served as one of our directors since July 2017. Since January 2003, Mr. White has served as a Managing Director and Chief Executive Officer of Prima Capital Advisors LLC (“Prima”), an investment advisory firm that specializes in commercial mortgage investments. At Prima, Mr. White’s responsibilities include loan origination, structuring securitizations and the development and maintenance of client relationships. Prima is the successor entity to Conning Asset Management, which purchased Schroder Mortgage Associates, LP (“Schroder”) in 1998. Mr. White founded Schroder in 1992. Prior to forming Schroder, Mr. White was a Managing Director at Salomon Brothers Inc (“Salomon”) and co-head of the firm’s real estate finance, sales and advisory businesses. While at Salomon, Mr. White was responsible for the origination, negotiation and closing of real estate financings, joint ventures and property sales, as well as commercial mortgage securitizations and assisting with the development of the rating process for commercial mortgages. Prior to his work at Salomon, Mr. White was an Assistant Treasurer in the Real Estate Finance Department of the Chase Manhattan Bank. Mr. White holds a B.S. in Civil Engineering from Tufts University and earned an M.B.A. in Finance and Real Estate from The Wharton Graduate School of Business Administration. Mr. White previously was a director of New Plan Excel Realty Trust (NYSE: NXL) and Acadia Realty Trust (NYSE: AKR), two New York Stock Exchange (“NYSE”) listed REITs that specialized in retail real estate. Mr. White is a member of the Pension Real Estate Association and the Commercial Real Estate Finance Council. He serves on the Board of Advisors of Tufts University’s College of Engineering as well as the University’s Entrepreneurial Leadership Program. Mr. White is a former Adjunct Professor of Real Estate Finance at New York University. Mr. White’s extensive experience in commercial real estate loan originations and financings allows Mr. White to provide valuable insight to us and our board of directors, including with respect to our investing activities, which leads to our conclusion that Mr. White should serve on our board of directors.

Director Compensation

Our director compensation program consists of an annual base director’s fee of $125,000 for each of our non-management directors. These annual base director’s fees are payable half in cash and half in equity-based awards under our 2017 Equity Incentive Plan. In addition, each non-management director who chairs the audit, compensation, and nominating and corporate governance committees receives an additional annual cash payment of $15,000, $10,000 and $10,000, respectively. Members of the audit, compensation, and nominating and corporate governance committees also receive an additional annual cash payment of $10,000, $5,000 and $2,500, respectively. We also reimburse all members of our board of directors for their travel expenses incurred in connection with their attendance at full board and committee meetings. Our directors are also eligible to receive equity-based awards under our 2017 Equity Incentive Plan.

The following table reflects information concerning the compensation of our directors earned during the last completed fiscal year ended December 31, 2019. Directors who are also officers of the Company do not receive any additional compensation for their services on our board of directors.

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)	Total ($)
Avi Banyasz	—	$472,250	$472,250
Greta Guggenheim	—	—	—
Kelvin Davis	—	$472,250	$472,250
Michael Gillmore	$80,000	$62,500	$142,500
Wendy Silverstein	$75,000	$62,500	$137,500
Bradley Smith	$87,500	$62,500	$150,000
Gregory White	$77,500	$62,500	$140,000

(1)	For additional information regarding the amounts reflected in this column, see “—Fees Earned or Paid in Cash” below.
(2)	For additional information regarding the amounts reflected in this column, see “—Stock Awards” below.

Fees Earned or Paid in Cash

The amounts reflected in the “Fees Earned or Paid in Cash” column of the 2019 Director Compensation Table include annual cash retainer fees, and if applicable, committee fees, all as described above. Dollar amounts are comprised as follows:

Name	Annual Cash Retainer Fee ($)	Committee Membership Fee ($)	Committee Chair Fees ($)
Avi Banvasz(1)	—	—	—
Greta Guggenheim(1)	—	—	—
Kelvin Davis(1)	—	—	—
Michael Gillmore	$62,500	$2,500	$15,000
Wendy Silverstein	$62,500	$2,500	$10,000
Bradley Smith	$62,500	$15,000	$10,000
Gregory White	$62,500	$15,000	—

(1)

Mr. Banyasz, Ms. Guggenheim, and Mr. Davis did not receive any additional cash compensation for service on our board of directors. For a description of Ms. Guggenheim’s compensation with respect to her services rendered to us as our chief executive officer and president during 2019, see the Summary Compensation Table below.

Stock Awards

With respect to Mr. Gillmore, Ms. Silverstein, Mr. Smith and Mr. White, the amounts reflected in the “Stock Awards” column of the 2019 Director Compensation Table are the aggregate grant date fair value of deferred stock units granted to such directors during 2019 and calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), disregarding any potential forfeitures. See “Note 2 — Summary of Significant Accounting Policies” and “Note 13 — Share-Based Incentive Plan” to the consolidated financial statements in the 2019 Form 10-K for additional details regarding assumptions underlying the value of these awards.

These grants were 100% vested on the grant date, but are subject to the restrictions set forth in the award agreements for the deferred stock units. Subject to the terms of the award agreements, the shares of common stock underlying the deferred stock units will be delivered to each of these directors on the date of such director’s “Separation from Service” (as defined in the award agreements). As of December 31, 2019, each of these directors held 4,997 outstanding deferred stock units, which includes dividends paid in the form of 212 additional deferred stock units and a replacement award of 1,608 deferred stock units granted to these directors in consideration for the cancellation of the restricted stock awards included in the table set forth under “Director Compensation—2018 Director Compensation” in our definitive proxy statement filed with the SEC on April 9, 2019. The replacement award and dividends paid in the form of additional deferred stock units are not included in the deferred stock unit award values reflected in the “Stock Awards” column of the 2019 Director Compensation Table.

The 2019 deferred stock unit grants were as follows:

Name	Grant Date	Number of Deferred Stock Units	Grant Date Fair Value
Michael Gillmore	5/14/2019	3,177	$62,500
Wendy Silverstein	5/14/2019	3,177	$62,500
Bradley Smith	5/14/2019	3,177	$62,500
Gregory White	5/14/2019	3,177	$62,500

With respect to Mr. Banyasz and Mr. Davis, the amounts reflected in the “Stock Awards” column of the 2019 Director Compensation Table are the aggregate grant date fair value of the restricted stock units granted to such directors during 2019 and calculated pursuant to FASB ASC Topic 718, disregarding any potential forfeitures. See “Note 2 — Summary of Significant Accounting Policies” and “Note 13 — Share-Based Incentive Plan” to the consolidated financial statements in the 2019 Form 10-K for additional details regarding assumptions underlying the value of these awards. As of December 31, 2019, the number of restricted stock units reflected below comprised all of the outstanding equity awards held by these two directors.

These grants were as follows and are scheduled to vest ratably in four annual installments beginning on June 30, 2020:

Name	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value
Avi Banvasz	12/18/2019	23,014	$472,250
Kelvin Davis	12/18/2019	23,014	$472,250

In addition to these grants from the Company, Mr. Banyasz and Mr. Davis also hold unvested restricted shares of our common stock awarded directly from our Manager.

Executive Officers

The following sets forth the positions, ages as of April 28, 2020 and selected biographical information for our executive officers for the fiscal year ended December 31, 2019. Ms. Guggenheim’s biographical information is provided above under “Board of Directors.”

Name	Age	Office or Position Held
Greta Guggenheim	61	Chief Executive Officer, President and Director
Robert Foley	60	Chief Financial and Risk Officer
Peter Smith	54	Chief Investment Officer and Vice President
Deborah Ginsberg	41	Vice President, General Counsel and Secretary
Matthew Coleman	43	Vice President

Robert Foley has served as our chief financial and risk officer since August 2015. Mr. Foley has also served as a business unit partner of TPG Real Estate since January 2019, and as a managing director of TPG and a member of our Manager’s investment committee since August 2015. Mr. Foley joined TPG Real Estate and our company in August 2015 from TPG Sixth Street Partners, where he directed credit-based investment activity in U.S. commercial real estate for TPG’s special situations and credit investment platform from September 2014 to August 2015. Mr. Foley is an experienced principal investor and business builder, with more than 30 years of commercial real estate finance experience. Mr. Foley was a co-founder, chief financial officer, and later chief operating officer of Gramercy Capital Corp. (NYSE: GPT), formerly a publicly-traded REIT with debt and net lease investments throughout the U.S. Prior to his tenure with Gramercy Capital Corp., Mr. Foley was co-head of high yield commercial real estate debt investing for Goldman Sachs & Co.’s special situations group, and led the domestic commercial real estate capital markets business at Bankers Trust Company (since merged with Deutsche Bank). He began his career with Touche Ross & Co. in its San Francisco office. Until recently, Mr. Foley served on the Board of Governors and Executive Committee of the Commercial Real Estate Finance Council and chaired its governmental policy committee. He is a full member of the Urban Land Institute, the Stanford Real Estate Center, and the Real Estate Lenders Association. He earned B.A. degrees in Economics and Political Science from Stanford University, an M.B.A. from The Wharton School of the University of Pennsylvania, and is a certified public accountant (inactive in California).

Peter Smith has served as our vice president since November 2016 and as our chief investment officer since January 2020. Mr. Smith has also served as a business unit partner of TPG Real Estate since January 2019 and managing director of TPG and a member of our Manager’s investment committee since November 2016. Mr. Smith has more than 25 years of commercial real estate debt financing experience, including transitional loans, mezzanine loans, long-term fixed rate loans, loan portfolio acquisitions, and workouts and restructurings. Prior to joining TPG in November 2016, Mr. Smith’s prior experience includes senior positions with Ladder Capital, Credit Suisse, UBS, Credit Suisse First Boston and Heller Financial. Mr. Smith is a graduate of the University of Michigan from which he earned a B.B.A. in Accounting.

Deborah Ginsberg has served as our vice president and secretary since November 2016 and as our general counsel since January 1, 2018. Ms. Ginsberg has also served as a managing director of TPG and a member of our Manager’s investment committee since May 2016. Prior to joining TPG in May 2016, she was a principal with Blackstone Real Estate Debt Strategies, an affiliate of the Blackstone Group L.P., in New York and London from December 2012 to March 2016. While at Blackstone, she was responsible for legal structuring, due diligence, loan closing processes, and documentation for all real estate debt investments for the firm’s private equity funds and mortgage REIT. Prior to Blackstone, Ms. Ginsberg was a director at CT Investment Management Co., LLC, a commercial real estate investment manager that was wholly-owned by Capital Trust, Inc. (NYSE: CT) which was acquired by Blackstone in December 2012, where she was responsible for all legal aspects of structuring, closing, and asset managing the firm’s real estate debt investments. Before joining Capital Trust, Inc. in 2006, Ms. Ginsberg practiced law in the real estate group at Sidley Austin LLP. Ms. Ginsberg received a B.S. from Cornell University and a J.D., cum laude, from the Benjamin N. Cardozo School of Law. Ms. Ginsberg is a member of the Commercial Real Estate Finance Council and WX New York Women Executives in Real Estate and is on the Board of Directors of the NY Private Equity Network — Real Estate.

Matthew Coleman has served as our vice president since February 2016. Mr. Coleman is a partner of TPG and is a partner and the chief operating officer of TPG Real Estate. Before joining TPG in 2012, Mr. Coleman was the general counsel of the real estate private equity group at D. E. Shaw & Co., L.P. From 2000 through 2005, Mr. Coleman was an attorney in the New York office of Cravath, Swaine & Moore LLP, where he practiced in the areas of mergers and acquisitions, leveraged finance, and securities. Mr. Coleman graduated summa cum laude from Wake Forest University with a B.A. in Economics and was elected to Phi Beta Kappa. He earned a J.D. from Yale Law School, where he served as an editor of the Yale Law Journal and as the editor-in-chief of the Yale Journal on Regulation. Mr. Coleman currently serves on the Boards of Directors of Bluegrass Senior Living and Tempore Properties.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our officers, directors and employees (if any), and to all of the officers and employees of our Manager and any of its affiliates who provide services to us. Our code of business conduct and ethics is designed to comply with SEC regulations and NYSE listing standards relating to codes of conduct and ethics. Our code of business conduct and ethics is available on our website, www.tpgrefinance.com, under the “Investor Relations” tab by selecting “Governance Documents.”

Any waiver of the code of business conduct and ethics may be made only by our nominating and corporate governance committee and will be promptly disclosed as required by law or stock exchange regulations. Any modifications to the code of business conduct and ethics will be reflected on our website.

Audit Committee

Our board of directors has an audit committee, which is comprised of Mr. Gillmore, Ms. Silverstein, Mr. Smith and Mr. White, with Mr. Gillmore serving as the committee’s chairperson. All audit committee members meet the independence criteria and have the qualifications set forth in the listing standards of the NYSE and Rule 10A-3(b)(1) under the Exchange Act. Our board of directors has determined that Mr. Gillmore qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act, and that Mr. Gillmore has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Item 407(d)(5) of Regulation S-K under the Exchange Act provides that the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

The following individuals were our named executive officers as of December 31, 2019:

•	Greta Guggenheim, our chief executive officer, president and director;

•	Robert Foley, our chief financial and risk officer;

•	Peter Smith, our chief investment officer and vice president*;

•	Deborah Ginsberg, our vice president, general counsel and secretary; and

•	Matthew Coleman, our vice president.

*	During 2019, Mr. Smith served as vice president of the Company.

None of our named executive officers are employees of the Company. We do not have any employees, and we are managed by our Manager, TPG RE Finance Trust Management, L.P., pursuant to our management agreement with our Manager (our “Management Agreement”). Our Manager is an affiliate of TPG Real Estate. Our named executive officers are TPG Real Estate professionals who are employed by affiliates of our Manager. TPG makes our named executive officers available to our Manager, and our Manager provides them to us pursuant to our Management Agreement. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our executive officers do not receive cash compensation from us or any of our subsidiaries for serving as our executive officers. Instead, we pay our Manager a base management fee equal to the greater of $250,000 per annum and 1.50% per annum of our “equity,” as such term is defined in our Management Agreement. Our Manager may also be entitled to certain incentive compensation, in an amount determined pursuant to our Management Agreement and based on our “core earnings” and “equity,” as such terms are defined in our Management Agreement. No portion of the base management fee or any incentive compensation paid to our Manager is specifically allocated to compensation paid by our Manager or its affiliates to our named executive officers. For further details regarding the payments to our Manager, see “Certain Relationships and Related Transactions, and Director Independence.”

We do not have agreements with any of our executive officers regarding their cash compensation, nor do we make any decisions regarding their cash compensation, employee benefits, or other types of compensation paid to the executives by our Manager and its affiliates. Additionally, our Management Agreement does not require that our named executive officers devote a specific percentage of their time to our business. Notwithstanding the foregoing, we are required by our Management Agreement to reimburse our Manager for the allocable share of the compensation (including, without limitation, annual base salary, bonus, any related tax withholdings, and employee benefits) paid to Mr. Foley, our chief financial and risk officer, who dedicates a substantial portion of his time to us, based on the percentage of his time spent managing our affairs.

TPG’s compensation program for our named executive officers is principally comprised of the following elements of compensation, which compensate the named executive officers not only for their service to our business, but also to other interests of our Manager: (a) a fixed annual base salary, (b) an annual cash bonus payment tied to the performance of the named executive officer and the applicable business functions for which the named executive officer is primarily responsible, (c) certain awards based on shares of our Class A common stock that our Manager acquired from us prior to the completion of our initial public offering and granted to our named executive officers in part as compensation for services provided to us (which shares of Class A common stock have since been converted to shares of our common stock), and (d) participation in various employee benefit plans and programs. For context of our named executive officers’ compensation, we estimate that the aggregate cash compensation paid by TPG to our named executive officers that may reasonably be associated with their management of us for the year ended

December 31, 2019 totaled approximately $6.8 million. This aggregate amount represents approximately 24.6% of the $27.6 million of base management fees and incentive compensation paid by us to our Manager for the year ended December 31, 2019. Of the aggregate cash compensation paid by TPG to our named executive officers in 2019 that was reasonably associated with their management of our company, approximately 26.7% represents fixed pay (e.g., base salary) and approximately 73.3% represents variable or incentive pay (e.g., annual cash bonus). Our Manager did not utilize any fixed performance metrics to determine the amount of variable compensation payable to our named executive officers in 2019, but rather considered a range of various factors, including but not limited to the performance of the named executive officers, the performance of the applicable business functions for which the named executive officers are primarily responsible, the performance of our common stock, market conditions, growth in our business and the credit quality of our loan investment portfolio.

Equity-Based Compensation

In the discretion of our compensation committee, we may also grant equity-based awards pursuant to our 2017 Equity Incentive Plan to our and our affiliates’ directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates. Our 2017 Equity Incentive Plan provides for the grant of equity-based awards relating to our common stock, including options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units, performance awards, substitute awards and other equity-based awards (including LTIP Units (as defined in the 2017 Equity Incentive Plan)) to our and our affiliates’ directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager, other entities that provide services to us and our affiliates, and the employees of such entities. These awards are intended to align the recipients’ interests with those of our stockholders. Our compensation committee, in consultation with our compensation consultant, FTI Consulting, Inc., determines the types and amounts of any equity-based compensation awards to be granted to our named executive officers under our 2017 Equity Incentive Plan. This determination is based on a number of factors, including but not limited to, the financial performance of the Company during the previous fiscal year, risk management policies of the Company, progress towards achieving the Company’s strategic goals, growth in assets, the performance of our common stock, the performance of each named executive officer, and market conditions. In December 2019, our compensation committee made grants of restricted stock units to certain of our named executive officers pursuant to our 2017 Equity Incentive Plan, which generally vest ratably in four annual installments, beginning on June 30, 2020 or, in the case of a special additional grant made to Ms. Guggenheim, ratably over two years beginning December 31, 2020; this decision was based on the process and factors described above, but was also informed by discussions with human capital experts from TPG. These grants are described in more detail below under “—Grants of Plan-Based Awards for 2019.”

The awards described in the immediately preceding paragraph were granted by us and not by our Manager, which may, in its discretion, grant to TPG employees separate awards based on shares of our Class A common stock that our Manager acquired from us prior to the completion of our initial public offering (which shares of Class A common stock have since been converted to shares of our common stock). Awards based on shares of our common stock made by our Manager to our named executive officers are subject to vesting and are not made pursuant to our 2017 Equity Incentive Plan. Our compensation committee is aware of the terms of equity awards made by our Manager out of the shares of our Class A common stock our Manager acquired from us prior to the completion of our initial public offering (which shares of Class A common stock have since been converted to shares of our common stock) and considers such Manager awards when making grants of equity-based awards pursuant to our 2017 Equity Incentive Plan. TPG determines the amounts of any awards based on shares of our common stock held by our Manager to our named executive officers and other recipients. We are not responsible for reimbursing our Manager for any costs associated with its grants of awards based on shares of our common stock held by our Manager to our executive officers or any other employees of our Manager or its affiliates.

Say-on-Pay Vote and Say-on-Frequency

At our 2019 annual meeting of stockholders (the “2019 Annual Meeting”), we provided our stockholders with the opportunity to approve, on a non-binding, advisory basis, the compensation of our named executive officers, as disclosed in our proxy statement for the 2019 Annual Meeting. More than 99% of the votes cast at the 2019 Annual Meeting voted to approve our executive compensation. Our compensation committee reviewed the results of this advisory say-on-pay vote and considered it in making grants of equity-based compensation awards to our named executive officers in 2019.

At our 2018 annual meeting of stockholders (the “2018 Annual Meeting”), we provided our stockholders with the opportunity to indicate whether we should hold an advisory vote on our named executive officers’ compensation every one, two, or three years. Based on the preference expressed by our stockholders, as well as other factors, our board of directors decided to conduct an advisory vote on executive compensation annually.

Summary Compensation Table

The following table sets forth the compensation paid to or accrued by those named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greta Guggenheim
Chief Executive Officer and President	2019	—	—	$4,325,000		—	—	—	$4,325,000
	2018	—	—	$2,900,000	(2)	—	—	—	$2,900,000
	2017	—	—	$250,000		—	—	—	$250,000
Robert Foley(3),(4)
Chief Financial and Risk Officer	2019	$135,000	$180,000	$410,000				$10,998	$735,998
	2018	$121,400	$161,200	$310,000		—	—	$8,700	$601,300
	2017	$115,800	$150,500	$230,000		—	—	$10,400	$506,700
Peter Smith(5)
Chief Investment Officer and Vice President	2019	—	—	$900,000					$900,000
	2018	—	—	$840,000		—	—	—	$840,000
	2017	—	—	$430,000		—	—	—	$430,000
Deborah Ginsberg
Vice President, General Counsel and Secretary	2019	—	—	$200,000					$200,000
	2018	—	—	$140,000		—	—	—	$140,000
	2017	—	—	$115,000		—	—	—	$115,000
Matthew Coleman
Vice President	2019	—	—	$135,000		—	—	—	$135,000
	2018	—	—	—		—	—	—	—
	2017	—	—	—		—	—	—	—

(1)

Amounts reported in this column represent the aggregate grant date fair value, determined in accordance with FASB ASC Topic 718, of restricted stock units awarded in 2017, 2018 and 2019 under our 2017 Equity Incentive Plan to our named executive officers. For purposes of this disclosure, it was assumed that 100% percent of these awards are for compensation for services rendered to us, although the actual aggregate services rendered to us by each named executive officer may vary from year to year. The amounts in this column do not correspond to the actual value that will be recognized by the named executive officers. See “Note 2 — Summary of Significant Accounting Policies” and “Note 13 — Share-Based Incentive Plan” to the consolidated financial statements in the 2019 Form 10-K for additional details regarding assumptions underlying the value of these awards. Pursuant to SEC rules, the amounts shown in the table above exclude the effect of estimated forfeitures.

(2)

In addition to the grants from the Company reported in this column, in December 2018, our Manager granted to Ms. Guggenheim 50,010 restricted shares of our Class A common stock pursuant to its own equity incentive plan. This award vested in full in 2019 and was granted by our Manager to compensate our chief executive officer and president for services to our Manager and its affiliates, including services benefitting the Company. The shares of Class A common stock have since been converted to shares of our common stock.

(3)

Mr. Foley is an employee of an affiliate of our Manager and is not paid compensation by us. Amounts in the columns entitled “Salary,” “Bonus,” and “All Other Compensation” represent the compensation expense, including annual base salary and bonus, that is allocable to us based on the percentage of time that Mr. Foley spent managing our affairs in 2019, 2018 and 2017 in his capacity as our chief financial and risk officer. The amount in the column entitled “All Other Compensation” includes our allocable share of the expenses associated with employer-paid insurance premiums and healthcare benefits in the amount of $10,400, $8,700 and $10,998 for the fiscal years ended December 31, 2017, December 31, 2018 and December 31, 2019, respectively.

(4)

Through July 24, 2017, the Company was managed by the Manager pursuant to a management agreement executed on December 15, 2014 (the “pre-IPO Management Agreement”). Under the terms of the pre-IPO Management Agreement, the reimbursement of fees related to ongoing regulatory compliance matters and regulatory reporting obligations relating to us and our activities was capped at $400,000.

(5)

Mr. Smith served as vice president of the Company during 2019. Our board of directors approved the appointment of Mr. Smith as chief investment officer of the Company, effective January 1, 2020, in addition to his role as vice president.

Grants of Plan-Based Awards for 2019

Name	Committee Approval Date	Grant Date(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Greta Guggenheim	12/9/19	12/18/19	64,571	$1,325,000
	12/9/19	12/18/19	146,198	$3,000,000
Robert Foley	12/9/19	12/18/19	19,980	$410,000
Peter Smith	12/9/19	12/18/19	43,859	$900,000
Deborah Ginsberg	12/9/19	12/18/19	9,746	$200,000
Matthew Coleman	12/9/19	12/18/19	6,578	$135,000

(1)	The dates included in this column reflect the dates that the equity awards disclosed in the table were granted.
(2)

Represents restricted stock units subject to time-based vesting conditions granted by us under our 2017 Equity Incentive Plan. The terms of these grants are described under “Compensation Discussion and Analysis — Equity-Based Compensation” and under “Potential Payments Upon Termination or Change in Control.”

(3)	See Note 1 to the Summary Compensation Table above for information on the value of the restricted stock unit awards granted to our named executive officers by us in 2019.

Outstanding Equity Awards at 2019 Fiscal Year End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Greta Guggenheim	323,951	6,566,487
Robert Foley	38,276	775,855
Peter Smith	88,465	1,793,186
Deborah Ginsberg	18,295	370,840
Matthew Coleman	6,578	133,336

(1)

This column reflects the number of unvested restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan and held by each named executive officer on December 31, 2019. These restricted stock units are generally scheduled to vest ratably in four annual installments beginning on the June 30 following the grant date (except as otherwise specified below) and include the following unvested restricted stock units:

•

Ms. Guggenheim — 6,430 restricted stock units (granted December 2017), 106,752 restricted stock units (granted December 2018, and which includes 70,809 restricted stock units that will continue to vest in two more equal annual installments beginning on December 31, 2020) and 210,769 restricted stock units (granted December 2019, and which includes 146,198 restricted stock units that are scheduled to vest in two equal annual installments beginning on December 31, 2020);

•	Mr. Foley — 5,916 restricted stock units (granted December 2017), 12,380 restricted stock units (granted December 2018) and 19,980 restricted stock units (granted December 2019);
•	Mr. Smith — 11,060 restricted stock units (granted December 2017), 33,546 restricted stock units (granted December 2018) and 43,859 restricted stock units (granted December 2019);
•	Ms. Ginsberg — 2,958 restricted stock units (granted December 2017), 5,591 restricted stock units (granted December 2018) and 9,746 restricted stock units (granted December 2019); and
•	Mr. Coleman — 6,578 restricted stock units (granted December 2019).

In addition to these grants from the Company, our named executive officers also hold unvested restricted shares of our common stock awarded directly from our Manager.

(2)

This column reflects the aggregate market value of all unvested restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan and held by each named executive officer on December 31, 2019, which value is calculated by multiplying the number of restricted stock units outstanding on December 31, 2019 by the closing price of our common stock on December 31, 2019, the last day of trading on the NYSE for the 2019 fiscal year, which was $20.27 per share.

Option Exercises and Stock Vested in Fiscal Year 2019

The following table provides information concerning equity awards granted by us pursuant to our 2017 Equity Incentive Plan that vested or were exercised in 2019. None of the named executive officers hold any stock option awards.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Greta Guggenheim	50,599	1,010,751
Robert Foley	7,084	136,650
Peter Smith	16,712	322,374
Deborah Ginsberg	3,342	64,467
Matthew Coleman	—	—

(1)	The equity awards that vested during the 2019 fiscal year consist of restricted stock units previously granted by us pursuant to our 2017 Equity Incentive Plan and outstanding on January 1, 2019.
(2)

The amounts reflected in this column represent the aggregate market value realized by each named executive officer upon vesting of the restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan and held by such named executive officer, computed based on the closing price of our common stock on the applicable vesting date (or if the applicable vesting date was not a trading date, on the immediately preceding trading date).

Pension Benefits

Our named executive officers received no benefits in the 2019 fiscal year from us under any defined benefit or defined contribution plans.

Nonqualified Deferred Compensation

The Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments Upon Termination or Change in Control

Since our named executive officers are employees of our Manager or its affiliates, we generally do not have any obligation to make any payments to any of our named executive officers upon a termination of employment or upon a change of control. However, pursuant to the restricted stock unit award agreements that the Company entered into with certain of our named executive officers in 2019, 2018 and 2017 (as amended), upon a qualifying termination of employment, the holder of the restricted stock unit award will either become 100% vested or be allowed to continue to vest in such award throughout the original vesting schedule (depending on the nature of the termination), subject to the named executive officer’s compliance with certain restrictive covenants. More specifically, if the executive’s termination is under circumstances characterizing him or her as a “Type I Leaver” (which is defined as a termination (i) due to the executive’s death, disability, or qualifying retirement or (ii) by our Manager or its affiliates for any reason other than for “cause,” a breach of restrictive covenants, or as a result of a “constructive departure”), the executive will be permitted to continue to vest in the restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan, subject to the executive’s compliance with certain confidentiality, non-solicitation, non-competition, and other restrictive covenants, except in the case of the executive’s death or disability occurring during his or her employment or following retirement, in which case vesting will be immediately accelerated. Assuming that a qualifying termination had occurred on December 31, 2019, the value for each of our named executive officers of the number of the restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan that would be eligible for the accelerated or continued vesting described in this paragraph is the value reported above in the “Outstanding Equity Awards at 2019 Fiscal Year End” table.

For purposes of the foregoing, “cause” means (i) an indictment of a felony or other crime involving moral turpitude; (ii) a material breach of any employment agreement, offer letter, or similar agreement governing the executive’s services with our Manager or its affiliates, (iii) a material failure to perform the duties reasonably assigned to the executive (other than as a result of death or disability), (iv) any misconduct, fraud, embezzlement, theft or misappropriation, or (v) gross negligence in connection with the executive’s services. A “constructive departure” occurs when there is a material and sustained dereliction of duties or other egregious conduct that would customarily result in a termination of services. “Disability” means an individual is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or be expected to last for a continuous period of not less than 12 months. An executive will be eligible for “retirement” after reaching age 65 with at least five years of service.

As of December 31, 2019, the number of restricted stock units granted by us pursuant to our 2017 Equity Incentive Plan that are subject to these provisions is as follows: Ms. Guggenheim (323,951), Mr. Foley (38,276), Mr. Smith (88,465), Ms. Ginsberg (18,295), and Mr. Coleman (6,578).

We are not obligated to make any payments or accelerate vesting of any outstanding equity-based compensation awards upon a change in control.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of Greta Guggenheim, our current chief executive officer and president, to the median annual total compensation of other employees providing services to us. As disclosed in the “Compensation Discussion and Analysis” section above, Ms. Guggenheim does not receive any direct cash compensation from us or our Manager allocated solely for services as our chief executive officer and president, and we do not reimburse our Manager or any of its affiliates for the compensation paid to Ms. Guggenheim. Because we do not pay or provide reimbursement of any direct compensation provided to Ms. Guggenheim, nor to all other employees providing services to us, we are unable to calculate and provide a ratio of the median employee’s annual total compensation to the total annual compensation of Ms. Guggenheim.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently comprised of Mr. Gillmore, Ms. Silverstein, Mr. Smith and Mr. White, none of whom is, or has ever been, an officer or employee of the Company or any of its affiliates, and none of whom has any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who served as members of our board of directors or our compensation committee during the fiscal year ended December 31, 2019.

Compensation Committee Report

Our compensation committee has furnished the following report. The information contained in this “Compensation Committee Report” is not to be deemed “soliciting material” or “filed” with the SEC, nor is such information to be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filings.

Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K under the Exchange Act with management.

Based on such review and discussions, our compensation committee recommended to our board of directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Wendy Silverstein (Chair)

Bradley Smith

Gregory White

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our common stock or other equity-based awards may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	3,856,800
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—	—	3,856,800

(1)

The number of securities remaining available for future issuance consists of an aggregate of 3,856,800 shares issuable under our 2017 Equity Incentive Plan. Awards under the 2017 Equity Incentive Plan may include options to purchase shares of common stock, stock appreciation rights, common stock, restricted stock, restricted stock units, performance awards, substitute awards and other equity-based awards. During the year ended December 31, 2019, 396,410 common stock share-based awards were granted.

(2)	All of our equity compensation plans have been approved by security holders.

Security Ownership of Certain Beneficial Owners and Management

As of April 28, 2020, there were a total of 76,650,996 shares of our common stock issued and outstanding. The following table sets forth, as of April 28, 2020, certain information with respect to the beneficial ownership of our common stock, by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.

Such information (other than with respect to our directors and executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act with respect to our stock. Except as noted below, the shares beneficially owned are shares of our common stock and the address for all beneficial owners in the table below is 888 Seventh Avenue, 35th Floor, New York, NY 10106.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
Greater than 5% Owner
Flourish Investment Corporation(2)	9,387,866	12.2%
Careit US Investments LP(3)	7,236,361	9.4%

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
State Treasurer of the State of Michigan, as custodian of the Michigan Public School Employees’ Retirement System, State Employees’ Retirement System, Michigan State Police Retirement System and Michigan Judges Retirement System(4)	4,824,242	6.3%
The Vanguard Group, Inc.(5)	5,225,801	6.8%
BlackRock, Inc.(6)	4,812,592	6.3%
TPG Funds(7)	6,522,178	8.5%
Named Executive Officers and Directors
Avi Banyasz(8)	35,401	*
Greta Guggenheim(9)	527,594	*
Robert Foley(10)	49,634	*
Matthew Coleman(11)	11,282	*
Peter Smith(12)	125,471	*
Deborah Ginsberg(13)	28,762	*
Kelvin Davis(14)	192,075	*
Michael Gillmore(15)	5,602	*
Wendy Silverstein(16)	5,102	*
Bradley Smith(16)	5,102	*
Gregory White(16)	5,102	*
All executive officers and directors as a group (11 persons)	991,127	1.3%

*	Represents less than 1%.
(1)

The number of shares are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentages are calculated in accordance with applicable SEC rules and are based on the number of shares issued and outstanding on April 28, 2020.

(2)

Based solely on information contained in a Schedule 13G filed with the SEC on January 26, 2018 by China Investment Corporation, CIC International Co., Ltd. and Flourish Investment Corporation. China Investment Corporation is the parent of CIC International Co., Ltd., which is the parent of Flourish Investment Corporation. China Investment Corporation and CIC International Co., Ltd. may be deemed to share beneficial ownership of shares beneficially owned by Flourish Investment Corporation. The address of Flourish Investment Corporation is New Poly Plaza, No. 1 Chaoyangmen Beidajie, Dongcheng District, Beijing 100010, People’s Republic of China.

(3)

Based solely on information contained in a Schedule 13G filed with the SEC on February 6, 2018 by Careit US Investments LP, Careit Canada DCR GP and Careit Fonds Gov DC Inc., Careit Canada DCR GP owns 99.9% of the ownership interests of Careit US Investments LP, and Careit Fonds Gov DC Inc. owns 85.45% of the ownership interests of Careit Canada DCR GP. Careit Canada DCR GP and Careit Fonds Gov DC Inc. are indirect owners, holding through Careit US Investments LP. The address of Careit US Investments LP is 1001 Square-Victoria, Suite C-500, Montreal, Quebec, H2Z2B5.

(4)

Based solely on information contained in a Schedule 13G filed with the SEC on January 24, 2020 by the State Treasurer of the State of Michigan, the shares of common stock reported herein were acquired by the State Treasurer of the State of Michigan, custodian of the Michigan Public School Employees’ Retirement System, State Employees’ Retirement System, Michigan State Police Retirement System and Michigan Judges Retirement System (collectively, the “State of Michigan Retirement System”). The State of Michigan, Department of Treasury, Bureau of Investments is delegated as the investment fiduciary of the State of Michigan Retirement System. Each of the individual retirement systems are tax qualified as a pension trust under Sections 401(a) and 501(a) of the Internal Revenue Code. The address of the State Treasurer of the State of Michigan is 2501 Coolidge Road, Suite 400, East Lansing, MI 48823.

(5)

Based solely on information contained in a Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group, Inc. (“The Vanguard Group”), Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 42,546 shares of common stock of the Company as a result of its serving as investment manager of collective trust accounts. In addition, Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 9,670 shares of common stock of the Company as a result of its serving as investment manager of Australian investment offerings. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)

Based solely on information contained in a Schedule 13G filed with the SEC on February 7, 2020 by BlackRock, Inc. in which BlackRock, Inc. reported that it has sole dispositive power over 4,812,592 shares of the Company’s common stock and sole voting power over 4,709,186 shares of the Company’s common stock held by BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG and BlackRock Investment Management, LLC. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)

The TPG Funds (as defined below) hold an aggregate of 6,522,178 shares of stock consisting of: (a) 1,811,251 shares of common stock held by TPG Holdings III, L.P., a Delaware limited partnership (“TPG Holdings III”), (b) 4,693,916 shares of common stock held by TPG/NJ (RE) Partnership, L.P., a Delaware limited partnership (“TPG/NJ RE Partnership”), and (c) 17,011 shares of common stock held by our Manager (together with TPG Holdings III and TPG/NJ RE Partnership, the “TPG Funds”). The general partner of TPG/NJ RE Partnership is TPG NJ DASA GenPar C, L.P., a Delaware limited partnership, whose general partner is TPG DASA Advisors (RE) II, LLC, a Delaware limited liability company, whose sole member is TPG Holdings III, whose general partner is TPG Holdings III-A, L.P., a Cayman limited partnership, whose general partner is TPG Holdings III-A, Inc., a Cayman corporation, whose sole shareholder is TPG Group Holdings (SBS), L.P., a Delaware limited partnership (“TPG Group Holdings”). The general partner of our Manager is TPG Real Estate Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings II Sub, L.P., a Delaware limited partnership, whose general partner is TPG Holdings II, L.P., a Delaware limited partnership, whose general partner is TPG Holdings II-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings. The general partner of TPG Group Holdings is TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). David Bonderman and James G. Coulter are sole shareholders of Group Advisors and may therefore be deemed to be the beneficial owners of the shares of common stock held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares of common stock held by the TPG Funds except to the extent of their pecuniary interest therein. The address of each of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(8)

Excludes 18,820 restricted shares of common stock that have been awarded by our Manager to Mr. Banyasz. Upon vesting, the restricted shares of common stock will be delivered to Mr. Banyasz. Mr. Banyasz, who is the chairman of our board of directors, is a partner of TPG. Mr. Banyasz has no voting or investment power over and disclaims beneficial ownership of the shares of stock held by the TPG Funds. The address of Mr. Banyasz is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(9)

Includes 35,134 shares of common stock that have been delivered to Ms. Guggenheim in connection with the vesting of restricted stock awards made by our Manager. Excludes 21,681 restricted shares of common stock that have been awarded by our Manager to Ms. Guggenheim. Upon vesting, the restricted shares of common stock will be delivered to Ms. Guggenheim. Ms. Guggenheim, who is one of our directors and one of our executive officers, is a partner of TPG. Ms. Guggenheim has no voting or investment power over and disclaims beneficial ownership of the shares of stock held by the TPG Funds.

(10)

Includes 4,726 shares of common stock that have been delivered to Mr. Foley in connection with the vesting of restricted stock awards made by our Manager. Excludes 24,934 restricted shares of common stock that have been awarded by our Manager to Mr. Foley. Upon vesting, the restricted shares of common stock will be delivered to Mr. Foley.

(11)

Includes shares of common stock held by The Matthew and Monica Coleman Family Trust. Mr. Coleman shares voting and investment power over the shares held by the trust with his spouse. Includes 1,625 shares of common stock that have been delivered to Mr. Coleman in connection with the vesting of restricted stock awards made by our Manager. Excludes 7,945 restricted shares of common stock that have been awarded by our Manager to Mr. Coleman. Upon vesting, the restricted shares of common stock will be delivered to Mr. Coleman. Mr. Coleman, who is one of our executive officers, is a partner of TPG. Except as described above, Mr. Coleman has no voting or investment power over and disclaims beneficial ownership of the shares of stock held by the TPG Funds.

(12)

Includes 454 shares of common stock that have been delivered to Mr. Smith in connection with the vesting of restricted stock awards made by our Manager. Excludes 5,787 restricted shares of common stock that have been awarded by our Manager to Mr. Smith. Upon vesting, the restricted shares of common stock will be delivered to Mr. Smith.

(13)

Includes 191 shares of common stock that have been delivered to Ms. Ginsberg in connection with the vesting of restricted stock awards made by our Manager. Excludes 12,265 restricted shares of common stock that have been awarded by our Manager to Ms. Ginsberg. Upon vesting, the restricted shares of common stock will be delivered to Ms. Ginsberg.

(14)

Includes shares of common stock held by Davis Trust Holdings LLC and East Creek Investments, L.P. Mr. Davis is or controls the managing member of Davis Trust Holdings LLC and the general partner of East Creek Investments, L.P. Excludes 18,820 restricted shares of common stock that have been awarded by our Manager to Mr. Davis. Upon vesting, the restricted shares of common stock will be delivered to Mr. Davis. Mr. Davis, who is a member of our board of directors, is a partner of TPG. Except as described above, Mr. Davis has no voting or investment power over and disclaims beneficial ownership of the shares of stock held by the TPG Funds.

(15)	Includes 5,102 shares of common stock underlying deferred stock units and 500 shares of common stock held through a personal trust.
(16)	Represents shares of common stock underlying deferred stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Registration Rights Agreement

In December 2014, we entered into a registration rights agreement with TPG Holdings III, L.P. and certain of our pre-IPO stockholders. Our Manager is not a party to the registration rights agreement. The registration rights agreement provides these stockholders, to the extent they hold registrable securities, with certain demand, shelf and piggyback registration rights.

Pursuant to the registration rights agreement, each of the holders may make up to three requests that we register the resale of all or any part of such holder’s registrable securities under the Securities Act of 1933, as amended (the “Securities Act”), at any time. The registration rights agreement also provides the holders with certain shelf registration rights. Accordingly, at any time, a holder may request that we file a shelf registration statement pursuant to Rule 415 under the Securities Act relating to the resale of the registrable securities held by such holder from time to time in accordance with the methods of distribution elected by such holder. In any demand or shelf registration, subject to certain exceptions, the other holders will have the right to participate in the registration on a pro rata basis, subject to certain conditions. By exercising these rights, and selling a significant number of shares of our common stock, the market price of our common stock could decline significantly.

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

We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by the holders. We are required to indemnify each holder who includes registrable securities in any registration and any person who is or might be deemed a controlling person of such holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act against certain liabilities incurred in connection with the registration of such holder’s registrable securities.

Management Agreement

On July 25, 2017, we entered into our current management agreement with our Manager. Pursuant to our Management Agreement, our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager’s role as investment manager is under the supervision and direction of our board of directors. Our Management Agreement has an initial three-year term and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated. Under our Management Agreement, our Manager is entitled to receive from us a base management fee and incentive compensation, as well as the reimbursement of certain expenses incurred by our Manager.

Pursuant to the terms of our Management Agreement, we pay our Manager a base management fee in an amount equal to the greater of $250,000 per annum ($62,500 per quarter) and 1.50% per annum (0.375% per quarter) of our “Equity” (as defined in our Management Agreement), and, if earned, certain quarterly incentive compensation. On May 2, 2018, we entered into Amendment No. 1 to our Management Agreement between us and our Manager solely for the purpose of amending the definitions of “Equity,” “Core Earnings” and “Incentive Compensation” in our Management Agreement. We are also required to reimburse our Manager or its affiliates for certain documented costs and expenses incurred by it and its affiliates on our behalf during any given year. So long as our Management Agreement remains in effect, we are required to continue to make quarterly payments of the base management fee and, if applicable, incentive compensation to the Manager and to reimburse the Manager for certain expenses. See Note 10 to our consolidated financial statements in the 2019 Form 10 K for additional details.

As of December 31, 2019, our consolidated balance sheet included approximately $7.3 million of accrued management and incentive fees payable to our Manager. During the year ended December 31, 2019, we paid an aggregate of approximately $28.7 million of management and incentive fees to our Manager pursuant to our Management Agreement. In addition, during the year ended December 31, 2019, we reimbursed our Manager for an aggregate of approximately $1.0 million of expenses incurred on our behalf pursuant to our Management Agreement.

Trademark License Agreement

On July 19, 2017, we entered into a trademark license agreement with an affiliate of TPG pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable, non-sublicensable license to use the name “TPG RE Finance Trust, Inc.” and the ticker symbol “TRTX.” Under this agreement, we have a right to use this name for so long as our Manager (or another TPG affiliate that serves as our manager) remains an affiliate of the licensor under the trademark license agreement. The trademark license agreement may be terminated by either party as a result of certain breaches or upon 90 days’ prior written notice; provided that upon notification of such termination by us, the licensor may elect to effect termination of the trademark license agreement immediately at any time after 30 days from the date of such notification. The licensor will retain the right to continue using the “TPG” name. The trademark license agreement does not permit us to preclude the licensor from licensing or transferring the ownership of the “TPG” name to third parties, some of whom may compete with us.

Other Transactions with TPG

On March 19, 2019, the Company completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, for net proceeds of $118.8 million, after underwriting discounts and reimbursement by our Manager of $0.3 million of offering costs.

Indemnification Agreements with Directors and Officers

We have entered into customary indemnification agreements with each of our directors and officers that obligate us to indemnify them to the maximum extent permitted under Maryland law. The agreements require us to indemnify the director or officer, or the indemnitee, against all judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by the indemnitee or on his or her behalf in connection with a proceeding other than one initiated by or on our behalf and in which the indemnitee is determined in a final adjudication to be liable to us. The indemnitee will not be entitled to indemnification if it is established that one of certain prohibitions on indemnification under Maryland law exists.

In addition, each indemnification agreement requires us to advance reasonable expenses incurred by the indemnitee within ten days of the receipt by us of a statement from the indemnitee requesting the advance, provided that the statement evidences the expenses and is accompanied by:

•	a written affirmation of the indemnitee’s good faith belief that he or she has met the standard of conduct necessary for indemnification; and

•	a written undertaking by or on behalf of the indemnitee to repay the amount if it is ultimately determined that the standard of conduct necessary for indemnification was not met.

Each indemnification agreement also provides for procedures for the determination of entitlement to indemnification, including requiring that such determination be made by independent counsel after a change in control of us.

Related Party Transaction Policies

Our board of directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements upon issuers having publicly-held common stock that is listed on the NYSE. Under the policy, a committee of our board of directors composed solely of independent directors who are disinterested or the disinterested members of our board of directors must review and approve or ratify (i) any “interested transaction” (defined as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (a)

the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year; (b) we or any of our subsidiaries is a participant; and (c) any “related person” (which includes our directors, director nominees, certain officers, stockholders owning more than 5% of our company or our controlled affiliates and certain affiliates of the foregoing) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity)) and (ii) all material facts with respect thereto. Other than certain pre-approved transactions (including transactions related to director compensation, certain transactions with other companies, certain charitable contributions, transactions where all holders of our common stock receive proportional benefits, transactions involving competitive bids, certain regulated transactions, certain banking-related services and indemnification), no interested transaction will be executed without the approval or ratification of a committee of our board of directors composed solely of independent directors who are disinterested or by the disinterested members of our board of directors.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of an interested transaction involving a non-management director or director nominee should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and the NYSE.

Pursuant to our code of business conduct and ethics, our audit committee is required to review on a quarterly basis all material related party transactions involving our Manager and/or its affiliates.

Independence of Directors

Under our corporate governance guidelines and NYSE rules, the board of directors must be comprised of at least a majority of directors who qualify as “independent” directors. A director is not independent unless the board of directors affirmatively determines that he or she does not have a “material relationship” with us. In addition, the director must meet the bright-line test for independence set forth by the NYSE rules. Our corporate governance guidelines also require all members of the audit committee, the compensation committee and the nominating and corporate governance committee to be “independent” directors. Based upon its review, the board of directors has affirmatively determined that each of Mr. Gillmore, Ms. Silverstein, Mr. Smith and Mr. White is independent under all applicable criteria for independence set forth in the listing standards of the NYSE, including with respect to committee service.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), were as follows:

	Fiscal Year ended December 31,
	2019	2018
Audit fees(1)	$825,000	$760,000
Audit-related fees	—	—
Total audit and audit-related fees	825,000	760,000
Tax fees(2)	363,000	314,000
All other fees(3)	419,000	510,000

Total	$1,607,000	$1,584,000

(1)	Audit fees include amounts related to annual financial statement audit work and quarterly financial statement reviews.
(2)	Tax fees include tax return preparation and REIT compliance work.
(3)

All other fees include fees related to (i) an underwritten public offering of our common stock completed in March 2019, (ii) the at-the-market offering program that we established in March 2019, (iii) the collateralized loan obligation that we entered into in October 2019, and (iv) review of our corporate earnings model.

The audit committee of our board of directors was advised that there were no services provided by Deloitte that could impair Deloitte from maintaining its independence as our independent registered public accounting firm, and the audit committee concluded that Deloitte was independent.

Audit Committee Pre-Approval Policy

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the audit committee of our board of directors, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for general pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the audit committee prior to engagement.

With respect to each proposed pre-approved service, the independent registered public accounting firm will provide an engagement letter, which will be provided to the audit committee, regarding the specific services to be provided. Requests or applications for services that require separate approval by the audit committee will be submitted to the audit committee by our chief financial officer, and must include a statement as to whether, in his view, the request or application is consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit Number	Description

3.1(a)	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.1(b)	Articles Supplementary reclassifying and designating 2,500,000 authorized but unissued shares of the Company’s Class A common stock, $0.001 par value per share, as additional shares of undesignated common stock, $0.001 par value per share, of the Company*

3.2	Second Amended and Restated Bylaws of TPG RE Finance Trust, Inc.*

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

4.2	Description of Securities of TPG RE Finance Trust, Inc.*

10.1(a)	Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.1(b)	Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.2	Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on July 10, 2017)

10.3	Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on April 29, 2019)†

10.4	Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)†

10.5	Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

10.6(a)	Master Repurchase and Securities Contract, dated as of May 25, 2016, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase and Securities Contract, dated as of September 21, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.6(b)	Amendment No. 2 to Master Repurchase and Securities Contract, dated as of December 22, 2016, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(c)	Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(d)	Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6(e)	Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 18, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2019)

10.6(f)	Amendment No. 6 to Master Repurchase and Securities Contract, dated as of October 2, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association*

10.6(g)	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(a)	Master Repurchase and Securities Contract Agreement, dated as of May 4, 2016, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.7(b)	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 21, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.7(c)	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 27, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)

10.7(d)	Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(e)	Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(f)	Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(a)	Master Repurchase Agreement, dated as of August 20, 2015, by and between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase Agreement, dated as of September 29, 2015, that certain Second Amendment to Master Repurchase Agreement, made as of March 14, 2016 and that certain Amendment No. 3 to Master Repurchase Agreement, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.8(b)	Amendment No. 4 to Master Repurchase Agreement, dated as of August 18, 2017, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.8(c)	Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(d)	Amendment No. 6 to Master Repurchase Agreement, dated as of August 20, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on November 5, 2018)

10.8(e)	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association*

10.8(f)	Amendment No. 8 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association*

10.8(g)	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(a)	Master Repurchase and Securities Contract Agreement, dated as of August 19, 2015, by and between TPG RE Finance 2, Ltd. and Goldman Sachs Bank USA, as amended by that certain First Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 29, 2015, and that certain Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.9(b)	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 12, 2017, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.9(c)	Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(d)	Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(e)	Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 17, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on November 5, 2018)

10.9(f)	Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 16, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.9(g)	Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 19, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.9(h)	Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(a)	Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.10(b)	Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(c)	Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11(a)	Master Repurchase Agreement, dated as of August 13, 2019, by and between Barclays Bank PLC and TPG RE Finance 23, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.11(b)	Guaranty, dated as of August 13, 2019, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.12(a)	Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

10.12(b)	First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12(c)	Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.13(a)	Indenture, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TRTX 2018-FL2 Co-Issuer, LLC, TRTX CLO Loan Seller 2, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(b)	Preferred Share Paying Agency Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(c)	Mortgage Asset Purchase Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., TRTX CLO Loan Seller 2, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(d)	Collateral Management Agreement, dated as of November 29, 2018, between TRTX 2018-FL2 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.13(e)	Servicing Agreement, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX CLO Loan Seller 2, LLC, Situs Asset Management LLC, Situs Holdings, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on December 3, 2018)

10.14(a)	Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(b)	Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(c)	Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(d)	Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.14(e)	Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.15(a)	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.15(b)	Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)†

10.15(c)	Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2019)†

10.15(d)	Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on April 29, 2019)†

21.1	Subsidiaries of TPG RE Finance Trust, Inc.*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)*

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

*	Previously filed with the 2019 Form 10-K.
**	Filed or furnished herewith, as applicable.
†	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPG RE Finance Trust, Inc.

Date: April 29, 2020	By:	/s/ Greta Guggenheim
Greta Guggenheim Chief Executive Officer and President
(Principal Executive Officer)