Form 10-K/A
period 2019-12-31
TPG RE Finance Trust, Inc.
filed 2020-05-11
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No.
2
)

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

EXPLANATORY NOTE
This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment No. 2”) of TPG RE Finance Trust, Inc. (the “Company,” “we,” “us,” and “our”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “2019 Form 10-K”) and amended by Amendment No. 1 to the 2019 Form 10-K, which was filed with the SEC on April 29, 2020 (“Amendment No. 1”).
Amendment No. 1 did not include a Cover Page Interactive Data File as required under Rule 406 of Regulation S-T. This Amendment No. 2 is being filed for the sole purpose of re-filing Amendment No. 1 to include a Cover Page Interactive Data File as required under Rule 406 of Regulation S-T. No other changes have been made to Amendment No. 1.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.
This Amendment No. 2 does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2019 Form 10-K or Amendment No. 1 and does not otherwise reflect events occurring after the original filing date of the 2019 Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the 2019 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2019 Form 10-K.
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

TPG RE Finance Trust, Inc.

Date: May 11, 2020	By:	/s/ Greta Guggenheim
Greta Guggenheim Chief Executive Officer and President
(Principal Executive Officer)