Form 10-Q
period 2020-03-31
TPG RE Finance Trust, Inc.
filed 2020-05-11
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020.

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

As of May 7, 2020, there were 76,650,996 shares of the registrant’s common stock, $0.001 par value per share, and 0 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

•

the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of novel coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

•	changes in the availability of attractive loan and other investment opportunities, whether they are due to competition, regulation or otherwise;
•

deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments, adversely impact certain of our financing arrangements and our liquidity, and potentially expose us to principal losses on our investments;

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS(1)
Cash and Cash Equivalents	$103,622	$79,182
Restricted Cash	910	484
Accounts Receivable	6	2,344
Accounts Receivable from Servicer/Trustee	35,448	13,741
Accrued Interest and Fees Receivable	28,213	28,107
Loans Held for Investment	5,096,353	4,980,389
Allowance for Credit Losses	(75,658)	—
Loans Held for Investment, net (includes $2,687,849 and $2,585,030, respectively, pledged as collateral under secured revolving repurchase and secured credit agreements)	5,020,695	4,980,389
Investment in Available-for-Sale CRE Debt Securities, net (includes $603,605 and $786,408, respectively, pledged as collateral under secured revolving repurchase agreements)	604,801	787,552
Other Assets, Net	32,606	1,071
Total Assets	$5,826,301	$5,892,870
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$5,173	$6,665
Accrued Expenses and Other Liabilities	17,834	8,176
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $9,545 and $11,632, respectively)	2,641,548	2,448,422
Collateralized Loan Obligations (net of deferred financing costs of $12,469 and $13,632, respectively)	1,812,052	1,806,428
Asset-Specific Financings (net of deferred financing costs of $200 and $294, respectively)	76,800	76,706
Payable to Affiliates	7,970	9,520
Deferred Revenue	289	164
Dividends Payable	33,222	32,835
Total Liabilities	4,594,888	4,388,916
Commitments and Contingencies—See Note 14
Stockholders’ Equity:
Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 302,500,000 and 300,000,000 shares authorized, respectively; 76,650,996 and 74,886,113 shares issued and outstanding, respectively)	77	75
Class A Common Stock ($0.001 par value per share; 0 and 2,500,000 shares authorized, respectively; 0 and 1,136,665 shares issued and outstanding)	—	1
Additional Paid-in-Capital	1,545,024	1,530,935
Accumulated Deficit	(313,765)	(28,108)
Accumulated Other Comprehensive Income	77	1,051
Total Stockholders' Equity	1,231,413	1,503,954
Total Liabilities and Stockholders' Equity	$5,826,301	$5,892,870

(1)

The Company’s consolidated Total Assets and Total Liabilities at March 31, 2020 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2019 include assets and liabilities of VIEs of $2.2 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest Income	$81,749	$76,601
Interest Expense	(38,457)	(39,367)
Net Interest Income	43,292	37,234
OTHER REVENUE
Other Income, net	328	422
Total Other Revenue	328	422
OTHER EXPENSES
Professional Fees	1,819	679
General and Administrative	980	692
Stock Compensation Expense	1,401	633
Servicing and Asset Management Fees	276	513
Management Fee	5,000	5,143
Incentive Management Fee	—	1,365
Total Other Expenses	9,476	9,025
Securities Impairments	(203,493)	—
Credit Loss Expense	(63,348)	—
Income (Loss) Before Income Taxes	(232,697)	28,631
Income Tax Expense, net	(93)	(219)
Net Income (Loss)	$(232,790)	$28,412
Preferred Stock Dividends	(3)	(3)
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$(232,793)	$28,409
Basic Earnings (Loss) per Common Share	$(3.05)	$0.42
Diluted Earnings (Loss) per Common Share	$(3.05)	$0.42
Weighted Average Number of Common Shares Outstanding
Basic:	76,465,322	68,294,736
Diluted:	76,465,322	68,294,736
OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$(232,790)	$28,412
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	(974)	106
Comprehensive Net Income (Loss)	$(233,764)	$28,518

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)
Amortization of Share Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413

	Preferred Stock		Common Stock		Class A Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid- in-Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Equity
January 1, 2019	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)
Amortization of Share Based Compensation	—	—	—	—	—	—	633	—	—	633
Net Income	—	—	—	—	—	—	—	28,412	—	28,412
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)
March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(232,790)	$28,412
Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(3,194)	(3,627)
Amortization of Deferred Financing Costs	3,340	4,698
Securities Impairments	203,493	—
Stock Compensation Expense	1,401	633
Allowance for Credit Loss Expense	63,348	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	2,338	25
Accrued Interest Receivable	102	(3,143)
Accrued Expenses and Other Liabilities	2,748	(3,616)
Accrued Interest Payable	(1,533)	1,818
Payable to Affiliates	(1,550)	490
Deferred Fee Income	125	151
Other Assets	(302)	192
Net Cash Provided by Operating Activities	37,526	26,033
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(351,650)	(628,460)
Advances on Loans Held for Investment	(61,720)	(57,394)
Principal Repayments of Loans Held for Investment	312,687	359,065
Purchase of Available-for-Sale CRE Debt Securities	(168,888)	(263,868)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	86,439	586
Net Cash Used in Investing Activities	(183,132)	(590,071)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	—	(233,557)
Payments on Secured Financing Agreements - Loan Investments	(337,306)	(264,615)
Proceeds from Secured Financing Agreements - Loan Investments	612,861	760,878
Payments on Secured Financing Agreements - CRE Debt Securities	(216,638)	(387)
Proceeds from Secured Financing Agreements - CRE Debt Securities	132,122	227,861
Payment of Deferred Financing Costs	(421)	(1,176)
Payments to Repurchase Common Stock	—	(42)
Proceeds from Issuance of Preferred Stock	—	125
Proceeds from Issuance of Common Stock	12,895	119,100
Dividends Paid on Common Stock	(32,551)	(28,546)
Dividends Paid on Class A Common Stock	(284)	(492)
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(206)	—
Net Cash Provided by Financing Activities	170,472	579,149
Net Change in Cash, Cash Equivalents, and Restricted Cash	24,866	15,111
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79,666	40,720
Cash, Cash Equivalents and Restricted Cash at End of Period	$104,532	$55,831
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$36,090	$34,567
Taxes Paid	4	10
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, net	$881	$6,562
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, net	33,983	47
Dividends Declared, not paid	33,222	31,598
Accrued Equity Issuance and Transaction Costs	—	300
Change in Accrued Deferred Financing Costs	484	532
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities	(974)	106

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company also invests in commercial real estate debt securities (“CRE debt securities”) including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLOs”).

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

Risks and Uncertainties

The recent outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product.

COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19 and (vi) the negative impact on the Company’s borrowers, real estate values and cost of capital.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income. These reclassifications include the separate presentation of stock compensation on the consolidated statements of income and comprehensive income, and the disaggregation of proceeds and payments from secured financing agreements secured by loans and secured financing agreements secured by CRE debt securities on the consolidated statements of cash flows.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to: impairment; adequacy of provisions for credit losses; and valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to market dislocation resulting from the COVID-19 pandemic. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for credit impairment, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and will likely in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments have in the past, and will likely in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case a collection reserve is recorded or the PIK interest is written off.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of any cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized premiums, discounts, unamortized net loan origination fees and costs. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets.

When loans are designated as held for investment, the Company’s intent is to hold the loans for the foreseeable future or until maturity or repayment. If subsequent changes in real estate or capital markets occur, the Company may change its intent or its assessment of its ability to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at the lower of cost or fair value.

Non-Accrual Loans

Loans are placed on non-accrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal and interest. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. All interest accrued but not received for loans placed on non-accrual status is subtracted from interest income at the time the loan is placed on non-accrual. Payments received on non-accrual loans are accounted for using either the cash method, or the cost recovery method which applies any cash collected to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, the Company grants a concession to a borrower experiencing financial difficulty that we would not otherwise consider. The Company does not consider as a concession a restructuring that includes an insignificant delay in payment. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal balance of the loan or collateral value, and the contractual amount due, or the delay in timing of the restructured payment period, is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification usually remain on non-accrual status until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, which is generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses is measured under the Current Expected Credit Loss (“CECL”) accounting framework, represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses inherent in non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss expense, which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectable accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to:  the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral in the following property types: office; multifamily; hotel; mixed-use; condominium; retail; and land.

Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss.

The Company generally assigns a risk rating of “3” to all newly originated loan investments during a most recent quarter, except in the case of specific circumstances warranting an exception.

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower and its sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.

The Company’s CECL reserve reflects its estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimations include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. The forecasts are embedded in the licensed model that the Company uses to estimate its CECL reserve. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

Credit Loss Measurement

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: a model-based approach utilized for substantially all of its loans, and an individually-assessed approach for loans that the Company concludes are ill-suited for use in the model-based approach, or are individually-assessed.

Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach

The model-based approach to measure the allowance for credit losses relates to loans which are not individually-assessed.

The Company licenses from Trepp LLC historical loss information, incorporating loan performance data for over 100,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to generate future expected cash flows which are used to estimate the allowance for credit losses. This methodology appropriately considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company will revert to unadjusted historical loan loss information based on systematic methodology determined at the input level. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach

In instances where the unique attributes of a loan investment render it ill-suited for the model-based approach because it no longer shares risk characteristics with other loans, or because the Company concludes repayment of the loan is collateral-dependent, the Company separately evaluates the amount of expected credit loss using a tailored discounted cash flow method, considering substantially the same credit factors as utilized in the model-dependent method. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral as determined by management using standard discount cash flow valuation techniques. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the collateral.

Once the expected credit loss amount is determined, an allowance for credit losses equal to the calculated expected credit loss is established. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of expected credit loss will be charged-off through the allowance for credit losses. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible; that is, repayment is deemed to be delayed beyond reasonable time frames, or the loss becomes evident due to the borrower’s lack of assets and liquidity, or the borrower’s sponsor is unwilling or unable to support the loan.

Unfunded Loan Commitments

The Company’s first mortgage loans often contain provisions for future funding conditioned upon the borrower’s execution of its business plan with respect to the underlying collateral property securing the loan. These deferred fundings are typically for base building work, tenant improvement costs and leasing commissions, and occasionally to fund forecasted operating deficits during lease-up, or for interest reserves. These deferred funding commitments may be for specific periods, often require satisfaction by the borrower of conditions precedent, and may contain termination clauses at the option of the borrower or, more rarely, at the Company’s option. The total amount of unfunded commitments does not necessarily represent actual amounts funded in cash in the future, since commitments may expire without being drawn, may be cancelled if certain conditions are not satisfied by the borrower, or borrowers may elect not to borrow some or all of the unused commitment. The Company does not recognize these unfunded loan commitments in its consolidated financial statements.

The Company applies its expected credit loss estimates to all future funding commitments that cannot be contractually terminated at the Company’s option. The Company maintains a separate allowance for credit losses from unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applies the loss factors used in the allowance for credit loss methodology described above to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan. No credit loss estimate is reported for unfunded loan commitments that are unconditionally cancellable by the Company.

CRE Debt Securities

The Company has in the past acquired CRE debt securities for short-term investment purposes. The Company designates CRE debt securities as available-for-sale (“AFS”) on the acquisition date. CRE debt securities that are classified as AFS are recorded at fair value through other comprehensive income or loss in the Company’s consolidated financial statements. The Company recognizes interest income on its CRE debt securities using the interest method, or on a straight-line basis when it approximates the effective interest method, with any premium or discount amortized or accreted into interest income based on the respective outstanding principal balance and corresponding contractual term of the CRE debt security. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets. The Company uses a specific identification method when determining the cost of a CRE debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income or loss into earnings on the trade date.

AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For the purpose of identifying and measuring impairment, any applicable accrued interest is excluded from both the fair value and the amortized cost basis. The Company has elected to write off accrued interest by reversing interest income in the event the accrued interest is deemed uncollectible, generally when the security becomes 90 days or more past due for principal and interest.

The Company first assesses whether it intends to sell the debt security or more likely than not will be required to sell the debt security before recovery of its amortized cost basis. If either criterion regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings as a loss in the consolidated statements of income and comprehensive income.

Any AFS debt security in an unrealized loss position which the Company does not intend to sell or is not more likely than not required to sell before recovery of the amortized cost basis is assessed for expected credit losses. The performance indicators considered for CRE debt securities relate to the underlying assets and include default rates, delinquency rates, percentage of nonperforming assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited by the amount the fair value is less than amortized cost basis.

Declines in fair value of AFS debt securities in an unrealized loss position that are not due to credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Unrealized gains and losses on available-for-sale debt securities presented in the consolidated statement of income and comprehensive income includes the reversal of unrealized gains and losses at the time gains or losses are realized.

Significant valuation inputs in the fair value hierarchy as described below under “Fair Value Measurements” are Level I as of March 31, 2020 and Level II as of December 31, 2019.

Portfolio Financing Arrangements

The Company finances certain of its loans, or participation interests therein, using secured revolving repurchase agreements, senior secured and secured credit agreements, asset-specific financing arrangements, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2020, the Company transferred on a non-recourse basis 100% of the senior mortgage loan that the Company originated or co-originated to a third-party lender and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan so transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

The Company finances its CRE debt securities using secured revolving repurchase agreements with daily mark-to-market features and contract maturities of typically 30 days. The related borrowings are recorded as liabilities on the Company’s consolidated balance sheets. Interest income earned on the CRE debt securities and interest expense incurred on the related borrowings are reported in interest income and interest expense, respectively, on the Company’s consolidated statements of income and comprehensive income.

For more information regarding the Company’s portfolio financing arrangements, see Note 6.

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

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales market, and the commercial mortgage loan and CRE debt securities markets, have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for the Company’s management to formulate assumptions to measure the fair value of the Company’s assets.

Income Taxes

The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e. dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduces (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company may elect to make future distributions of its taxable income in a mixture of stock and cash. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

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

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all outstanding shares of its Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of the shares of Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of March 31, 2020, there are no shares of the Company’s Class A common stock authorized or outstanding.

Diluted earnings per common share is calculated by including the effect of dilutive securities. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method.

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Deferred stock units granted to the Company’s Board of Directors fully vest on the grant date and accrue dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured financing arrangements other than our CRE CLOs, the initial term of the financing arrangement; (b) for deferred financing costs related to specific borrowings under secured financing arrangements other than CRE CLOs, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c), for CRE CLOs issued by Company subsidiaries, over the estimated life of the liabilities issued based on the expected repayment behavior of the underlying loans in each CRE CLO, taking into account the two- year reinvestment periods (measured from the issuance date) of each CRE CLO.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2020 and December 31, 2019. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $10 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $58.4 million and $56.9 million, respectively, at March 31, 2020 and December 31, 2019.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan and CRE debt securities activities that have not been remitted to the Company based on established servicing and borrowing procedures. Amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s primary sources of liquidity include cash, availability under secured borrowing arrangements, net proceeds from loan repayments in excess of the Company’s borrowings secured by loans so repaid, net proceeds from the sale of CRE CLO investments, and net proceeds from loan sales. During the quarter ended March 31, 2020, the COVID-19 pandemic caused significant disruption to the US and global economies, contributing to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the commercial real estate capital markets, and disruption of the banking sector. These factors in combination have caused the Company to experience a reduction in available liquidity due to margin calls paid related to daily mark-to-market borrowing against its investment portfolio of CRE CLO debt securities, incur losses due to the sale of its entire investment portfolio of CRE CLO securities, experience a slowdown in the pace and volume of loan repayments by its borrowers, and forecast the need to reduce the advance rate of its borrowings under its secured revolving repurchase agreements, and senior secured and secured credit facilities.

The Company has undertaken a plan to support its operations and meet its liquidity needs:

•

On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of the Company’s declared first quarter dividend to stockholders of record as of June 15, 2020. The Board of Directors will determine whether to pay the dividend entirely in cash, or in a combination of cash and stock.

•

Between March 23, 2020 and April 29, 2020, the Company sold 49 separate CRE debt securities investments with an aggregate face value of $961.3 million, and repaid related secured indebtedness of $722.7 million, generating net cash proceeds of $35.2 million.

•	On May 4, 2020, the Company extended the maturity date by one year to May 4, 2021 of its secured revolving repurchase agreement with Morgan Stanley Bank.

However, with consideration of the above actions taken, Management projects that the Company will not have sufficient liquidity to repay maturing debt balances of $432.2 million and meet its obligations as they become due to sustain operations through at least one year following the date the consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, Management’s plans include the intention to execute extensions with the Company’s lenders during 2020, and believes that such extensions are probable of occurring, which is expected to extend the maturity dates until May 2022 or after. The Company has a history of successfully executing extensions with these lenders. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Recently Adopted Accounting Guidance

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss method that is referred to as the CECL method. The measurement of expected credit losses under the CECL method is applicable to the Company’s mortgage loan investment portfolio measured at amortized cost, unfunded loan commitments and AFS debt securities measured at fair value. Also on January 1, 2020, the Company adopted the following ASUs issued subsequent to ASU 2016-13 which amended Topic 326:

•	ASU 2018-19, Codification Improvements to Topic 326 – Credit Losses
•	ASU 2019-04, Codification Improvements to Topic 326 – Credit Losses, Topic 815 – Derivatives and Hedging, and Topic 825 – Financial Instruments
•	ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief
•	ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates
•	ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses

The Company adopted ASU 2016-13 and other related ASUs listed above using the modified retrospective method for all mortgage loans measured at amortized cost and unfunded noncancelable loan commitments. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 and other related ASUs while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The following table presents the January 1, 2020 cumulative impact of the adoption of ASU 2016-13 on the indicated line items of the Company’s consolidated balance sheet as of January 1, 2020:

	Pre-Adoption	Cumulative Effect of Adopting ASU 2016-13	Post-Adoption
Assets:
Loans Held for Investment	$4,980,389	$—	$4,980,389
Allowance for Credit Losses	—	(17,783)	(17,783)
Loan Held for Investment, net	$4,980,389	$(17,783)	$4,962,606

Liabilities:
Accrued Expenses and Other Liabilities	$8,176	$1,862	$10,038

Equity:
Accumulated Deficit	$(28,108)	$(19,645)	$(47,753)

The adoption of ASU 2016-13 did not have a material impact on the Company’s portfolio of AFS debt securities at January 1, 2020.

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to belong to a single portfolio segment, Mortgage Loans, because this is the level at which the Company has developed its systematic methodology to determine the Allowance for Credit Losses. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to Loans Held for Investment were $15.4 million as of March 31, 2020.

During the three months ended March 31, 2020, the Company originated five mortgage loans with a total commitment of $437.4 million, an initial unpaid principal balance of $353.5 million, and unfunded commitments at closing of $83.9 million.

The following table details overall statistics for the Company’s loan portfolio as of March 31, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	66	67
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,763,697	$5,895,697
Unpaid principal balance	$5,112,808	$5,112,808
Unfunded loan commitments(2)	$650,889	$650,889
Carrying value	$5,020,695	$5,020,695
Weighted average credit spread(3)	3.4%	3.4%
Weighted average all-in yield(3)	5.4%	5.4%
Weighted average term to extended maturity (in years)(4)	3.7	3.7
Weighted average LTV(5)	65.7%	65.7%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At March 31, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of March 31, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2020 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2020, based on the unpaid principal balance of our total loan exposure, 66.0% of our loans were subject to yield maintenance or other prepayment restrictions and 34.0% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of March 31, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager. See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to March 31, 2020.

The following tables present an overview of the mortgage loan investment portfolio by loan seniority as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Allowance for Credit Losses	Carrying Amount
Senior loans	$5,092,808	$(16,199)	$(73,620)	$5,002,989
Subordinated and mezzanine loans	20,000	(256)	(2,038)	17,706
Total	$5,112,808	$(16,455)	$(75,658)	$5,020,695

	December 31, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Allowance for Credit Losses	Carrying Amount
Senior loans	$4,978,176	$(17,500)	$—	$4,960,676
Subordinated and mezzanine loans	20,000	(287)	—	19,713
Total	$4,998,176	$(17,787)	$—	$4,980,389

For the three months ended March 31, 2020, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2019	$4,980,389
Additions during the period:
Loans originated and acquired	351,650
Additional fundings	61,720
Amortization of origination fees	3,213
Deductions during the period:
Collection of principal	(300,619)
Change in allowance for credit losses	(75,658)
Balance at March 31, 2020	$5,020,695

At March 31, 2020 and December 31, 2019, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

At March 31, 2020 and December 31, 2019, there was $16.5 million and $17.8 million, respectively, of unamortized loan fees and discounts included in Loans Held for Investment, net in the consolidated balance sheets. The Company recognized the accelerated fee component of prepayment fees (yield maintenance payments) of $0.3 million and $0.6 million, respectively, during the three months ended March 31, 2020 and 2019.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current operating performance for the property or properties securing the Company’s loans, borrower and guarantor financial information, historical payment experience, credit documentation, public information and current economic trends, market data for the property types and geographic markets applicable to the Company’s loans, among other factors. On a quarterly basis, the Company evaluates all of its loans to assign risk ratings. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

1	Outperform—Exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;
2	Meets or Exceeds Expectations—Collateral performance meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3	Satisfactory—Collateral performance meets or is on track to meet underwriting; business plan is met or can reasonably be achieved;

4

Underperformance—Collateral performance falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5

Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss.

The Company generally assigns a risk rating of “3” to all newly originated loan investments during the most recent quarter, except in the case of specific circumstances warranting an exception.

The following table presents amortized cost basis by origination year, grouped by risk rating, as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Amortized Cost Basis of Loans by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	344,297	85,254	—	429,551
3	353,127	1,766,882	1,116,492	278,684	—	3,515,185
4	—	530,000	158,532	315,820	28,057	1,032,409
5	—	—	—	99,464	—	99,464
Total mortgage loans	353,127	2,296,882	1,619,321	779,222	28,057	5,076,609
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	19,744	—	—	—	19,744
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	19,744	—	—	—	19,744
Total	$353,127	$2,316,626	$1,619,321	$779,222	$28,057	$5,096,353

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the carrying values, net of allowance for credit loss, and results of the Company’s internal risk rating review performed as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Rating	March 31, 2020	December 31, 2019
1	$—	$—
2	426,306	903,393
3	3,502,269	3,868,696
4	1,017,414	208,300
5	74,706	—
Total	$5,020,695	$4,980,389

Weighted Average Risk Rating(1)	3.1	2.9

(1)	Weighted Average Risk Rating calculated based on carrying value at period end.

The weighted average risk rating calculated as of March 31, 2020 was 3.1, an increase from the 2.9 weighted average risk rating at December 31, 2019.

During the three months ended March 31, 2020:

•

The Company moved seven hotel loans from its Category 3 risk rating to its Category 4 risk rating and two hotel loans from its Category 2 risk rating to its Category 4 risk rating due to operating challenges in the lodging industry caused by the COVID-19 pandemic and the travel and social distancing policies that ensued.

•

The Company moved two loans from its Category 2 risk rating to its Category 3 risk rating. One of these loans is secured by a mixed-use property with a hotel component, and the other loan is secured by a property that had its ongoing sale process negatively impacted by COVID-19.

•

The Company moved two loans from its Category 3 risk rating to its Category 4 risk rating: one due to unexpected increases in renovation costs and concern regarding the financial condition of the sponsors; the second because the borrower informed the Company, subsequent to March 31, 2020, that it intends to negotiate with us a deed in lieu of foreclosure.  See Note 16.

•

The Company moved one loan from its Category 4 risk rating to its Category 5 risk rating due to poor operating performance of the collateral securing the loan, the borrower’s financial distress and failure to pay interest when due.

Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of March 31, 2020. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss levels, see Note 2, Summary of Significant Accounting Policies.

The following table presents activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three month period ended March 31, 2020 (dollars in thousands):

	March 31, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance (prior to adoption of ASC 326)	$—	$—	$—
Impact of adopting ASC 326	16,903	880	17,783
Credit loss expense	56,717	1,158	57,875
Subtotal	73,620	2,038	75,658

Allowance for credit losses on unfunded loan commitments:
Beginning balance (prior to adoption of ASC 326)	—	—	—
Impact of adopting ASC 326	1,862	—	1,862
Credit loss expense	3,945	1,528	5,473
Subtotal	5,807	1,528	7,335

Total allowance for credit losses	$79,427	$3,566	$82,993

During the three months ended March 31, 2020, the allowance for credit losses increased to $83.0 million, comprised of $19.6 million in connection with the adoption of ASC 326 on January 1, 2020, and the increase of the provision during the three months ended March 31, 2020. Upon the adoption of ASC 326, the allowance for credit losses increased by $19.6 million due to the application of the Current Expected Credit Loss methodology (as described in Note 2) over performing loans on which the Company had previously not carried an allowance for credit losses. Subsequent to adoption, the Company’s estimate of expected credit losses further increased primarily due to changes in economic outlook stemming from the impact of the COVID-19 pandemic. The impact of reduced economic activity due to the COVID-19 pandemic will likely result in reduced activity in capital markets, which may slow the pace of loan repayments, and will likely impact commercial property values and valuation inputs. While the ultimate impact is uncertain, the Company has made certain forward looking adjustments to the inputs of its calculation of the allowance for credit losses to reflect the change in its expectations, including downgrading nine operating hotel loans to risk rating Category 4, as described above.

The increase in expected credit losses as of March 31, 2020  as compared to expected credit losses as of the adoption date of ASU 326 resulted in the recognition of a credit loss expense of $63.3 million (including for unfunded loan commitments.) This increase was caused primarily by the significant adverse change in the macroeconomic forecast utilized in the Company’s loss estimation model due to the COVID-19 pandemic. Additionally, the average risk ratings of the Company’s loans increased from 2.9 as of December 31, 2019 to 3.1 as of March 31, 2020, due primarily to downgrades of nine of the Company’s operating hotel loans in response to the COVID-19 pandemic.

During the three months ended March 31, 2020 and the year ended December 31, 2019, no loans were placed on non-accrual status, although the passage of time and the continuing failure by certain borrowers to pay interest due to the continuing COVID-19 pandemic will likely result in certain loans being placed on non-accrual status during the second quarter of 2020 and later periods.

The Company currently has no loans accounted for as TDRs. If in the future the Company grants short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, the affected loans will not be accounted for as TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Nonetheless, the Company may enter into loan modifications that temporarily reduce the amount of cash interest collected on certain loans, permit the accrual of a portion of the interest due during the modification period, and/or permit the use of existing cash loan reserves to pay interest expense and other property-level expenses.

At March 31, 2020 and December 31, 2019, the Company had not written off any expected credit losses.

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of March 31, 2020 (dollars in thousands):

	Days Outstanding
	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$28,057	$—	$—	$—	$5,048,552	$5,076,609	$—
Subordinated and mezzanine loans	—	—	—	—	19,744	19,744	—
Total	$28,057	$—	$—	$—	$5,068,296	$5,096,353	$—

At December 31, 2019, all loans were current.

(4) Available-for-Sale Debt Securities

The Company designates its CRE debt securities as AFS upon acquisition. During the three months ended March 31, 2020, the Company purchased 10 CRE CLO investments for an aggregate purchase price of $169.0 million. The purchased CRE CLO investments consist of floating rate, investment grade rated debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 2.1%. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to AFS Debt Securities was $1.7 million as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had 37 and 38 CRE debt securities, respectively, designated as AFS debt securities. During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million in Securities Impairments on the consolidated statement of income and comprehensive income.

During the quarter ended March 31, 2020, all but one of the Company’s CRE debt securities portfolio was pledged as collateral under daily mark-to-market secured revolving repurchase facilities. Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the Company being required to post cash collateral with the Company’s lenders under these facilities. To mitigate the impact to the Company’s business from these developments, the Company decided to sell substantially all of the Company’s CRE debt securities portfolio. Accordingly, at March 31, 2020, the Company determined it no longer had the intent and ability to retain its investment portfolio of CRE debt securities, wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which is recognized as expense in Securities Impairments on the consolidated statement of income and comprehensive income. Refer to Note 16 for additional information regarding sales of CRE debt securities after March 31, 2020. Because the Company recognized the entire impairment as an expense, the allowance for credit losses related to CRE debt securities is zero as of March 31, 2020 and none of the securities are in an unrealized loss position.

The following table summarizes the amortized cost, fair value, and unrealized gain of the Company’s CRE debt securities at March 31, 2020 (dollars in thousands):

	March 31, 2020
	Face Amount	Impaired Face Amount	Unamortized Premium (Discount), net	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
CRE CLO	$731,176	$575,480	$291	$575,771	$—	$575,771
Commercial Mortgage-Backed Securities	36,158	29,008	(55)	28,953	77	29,030
	$767,334	$604,488	$236	$604,724	$77	$604,801

The amount of relevant accrued interest excluded from the amortized cost basis balances presented in the table above is $1.7 million.

	December 31, 2019
	Face Amount	Unamortized Premium (Discount), net	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
CRE CLO	$750,187	$207	$750,394	$1,006	$751,400
Commercial Mortgage-Backed Securities	36,162	(55)	36,107	45	36,152
	$786,349	$152	$786,501	$1,051	$787,552

The Company’s CRE debt securities have a weighted average expected life, based on estimated fair value, of 3.0 years. The amortized cost and estimated fair value of the Company’s CRE debt securities by contractual maturity, not expected life, as of March 31, 2020 and December 31, 2019, respectively, are shown in the following table (dollars in thousands):

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Maturity Date
Within five years	$1,119	$1,196
After five years	603,605	603,605
Total investment in CRE debt securities, at amortized cost and estimated fair value	$604,724	$604,801

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$1,126	$1,143
After five years	785,375	786,409
Total investment in CRE debt securities, at amortized cost and estimated fair value	$786,501	$787,552

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

Proceeds from the issuance of the FL3 Securities were used by the FL3 Issuers to purchase two commercial real estate whole loans (the “FL3 Whole Loans”) and 20 fully-funded pari passu participations in mortgage loans (the “FL3 Pari Passu Participations,” and, together with the FL3 Whole Loans and the FL3 Additional Interests (as defined below), the “FL3 Mortgage Assets”) in certain commercial real estate mortgage loans. The FL3 Mortgage Assets were purchased by the FL3 Issuer from TRTX Master CLO Loan Seller, LLC, a Delaware limited liability company, a wholly-owned subsidiary of the Company and an affiliate of the FL3 Issuers. The TRTX 2019-FL3 indenture permits the FL3 Issuer to modify certain economic terms, including without limitation, the interest rate and maturity date of FL3 Mortgage Assets, and subject to certain limitations, to provide additional flexibility with respect to the underlying collateral where appropriate to do so. TRTX 2019-FL3 permits the Company, during the 24 months after closing of FL3, to contribute eligible new loans or participation interests (the “FL3 Additional Interests”) in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. For the three months ended March 31, 2020, the Company utilized the reinvestment feature four times, contributing $157.3 million of new loans or participating interests in loans, and receiving $47.3 million of cash, after the repayment of $110.0 million of existing borrowings, including accrued interest. FL3 Mortgage Assets represented 24.1% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion, as of March 31, 2020.

At March 31, 2020, TRTX 2019-FL3 had approximately $0.0 million of cash available to acquire eligible assets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of March 31, 2020, the Company’s unamortized issuance costs related to TRTX 2019-FL3 were $6.8 million.

Interest expense on the outstanding FL3 Notes is payable monthly. For the three months ended March 31, 2020 interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $7.3 million is included in the Company’s consolidated statements of income and comprehensive income.

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2”) The TRTX 2018-FL2 indenture permits the Company to contribute eligible new loans or participation interests in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. For the year three months ended March 31, 2020, the Company utilized the reinvestment feature three times, contributing $74.3 million of new loans or participation interests in loans, and receiving net cash proceeds of $45.1 million, after the repayment of $29.2 million of existing borrowings, including accrued interest.

At March 31, 2020, TRTX 2018-FL2 had approximately $0.2 million in cash available to acquire eligible assets.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of March 31, 2020, the Company’s unamortized issuance costs were $5.6 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three months ended March 31, 2020, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $6.0 million is included in the Company’s consolidated statements of income and comprehensive income.

In accordance with ASC 810, the Company evaluated the key attributes of the FL3 Issuers and the issuers of the FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary of the VIEs because it has the ability to control the most significant activities of the FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. As a result, the Company consolidates the FL3 Issuers and the FL2 Issuers.

The Company’s total assets and total liabilities as of March 31, 2020 and December 31, 2019 included the following VIE assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents	$19,683	$17,075
Accounts Receivable from Servicer/Trustee	407	1,464
Accrued Interest and Fees Receivable	1,648	2,178
Loans Held for Investment	2,230,345	2,229,034
Total Assets	$2,252,083	$2,249,751
LIABILITIES
Accrued Interest Payable	$1,802	$2,512
Accrued Expenses and Other Liabilities	376	732
Collateralized Loan Obligations	1,822,291	1,821,128
Payable to Affiliates	4,620	4,620
Deferred Revenue	155	—
Total Liabilities	$1,829,244	$1,828,992

The following tables outline TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of March 31, 2020 and December 31, 2019 (dollars in thousands):

March 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,230,345	$2,230,345	$1,834,760	$1,822,291

December 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,229,034	$2,229,034	$1,834,761	$1,821,128

Assets held by the FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.74%	4.5	3.82%	4.2
TRTX 2019-FL3	3.18%	4.2	3.33%	4.1

Debt (notes issued)
TRTX 2018-FL2	1.72%	17.6	1.72%	17.9
TRTX 2019-FL3	1.63%	14.5	1.63%	14.8

(1)	Yield on collateral is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, and Asset-Specific Financing

At March 31, 2020 and December 31, 2019, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements and an asset-specific financing, all of which were used to finance certain of the Company’s originated loans. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, typically a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the asset-specific financing, these borrowing arrangements contain mark-to-market provisions that permit the lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value due to reasons other than changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines credit spreads have changed for similar borrowing obligations.

At March 31, 2020 and December 2019, the Company had four secured revolving repurchase agreements which were used to finance its CRE CLO debt investments. These financing arrangements bear interest at a rate equal to LIBOR plus a credit spread negotiated between the Company and its lenders, which is determined primarily by the haircut amount (inverse of the advance rate) and the rating of the bonds so financed. These borrowing arrangements contain daily mark-to-market provisions that permit the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. Additionally, these borrowing arrangements typically have tenors limited to 30, 60 or 90 days subject to renewal at the lenders’ option.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings as of March 31, 2020 and December 31, 2019. Except as otherwise noted, all agreements are on a full or partial recourse basis (dollars in thousands):

	March 31, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral(1)	Carrying Value of Collateral
Goldman Sachs(2)	08/19/20	1 Month LIBOR	2.1%	3.1%	$750,000	$602,992	$147,008	$221,728	$220,151
Wells Fargo(2)	04/18/22	1 Month LIBOR	1.7%	2.7%	750,000	389,462	360,538	494,959	492,972
Barclays(2)	08/13/22	1 Month LIBOR	1.5%	2.5%	750,000	160,474	589,526	742,729	740,584
Morgan Stanley(2),(5)	05/04/20	1 Month LIBOR	1.8%	2.8%	500,000	58,641	441,359	578,177	575,025
JP Morgan(2)	08/20/21	1 Month LIBOR	1.6%	2.6%	400,000	179,378	220,622	294,041	288,654
US Bank(2)	07/09/22	1 Month LIBOR	1.5%	2.5%	189,490	114,011	75,479	98,272	97,821
Subtotal - Loan Investments					3,339,490	1,504,958	1,834,532	2,429,906	2,415,207
Goldman Sachs(3)	04/10/20	1 Month LIBOR	1.1%	2.0%	73,366	—	73,366	59,687	59,756
JP Morgan(3)	04/08/20	1 Month LIBOR	1.1%	2.1%	437,323	—	437,323	438,297	438,420
Wells Fargo(3)	04/19/20	1 Month LIBOR	1.3%	2.2%	97,592	—	97,592	115,585	115,668
Royal Bank of Canada(3)	N/A	N/A	N/A	N/A	—	—	—	—	—
Subtotal - CRE Debt Securities					608,281	—	608,281	613,569	613,844
Subtotal					3,947,771	1,504,958	2,442,813	3,043,475	3,029,051

Senior Secured and Secured Credit Agreements
Bank of America(2)	09/29/20	1 Month LIBOR	1.8%	2.7%	500,000	354,363	145,637	183,411	183,411
Citibank(4)	07/12/20	1 Month LIBOR	2.3%	3.2%	160,000	97,357	62,643	90,160	89,231
Subtotal					660,000	451,720	208,280	273,571	272,642

Asset-specific Financing
Institutional Lender	10/09/20	1 Month LIBOR	4.2%	5.1%	77,000	—	77,000	112,000	109,463
Subtotal					77,000	—	77,000	112,000	109,463

Total					$4,684,771	$1,956,678	$2,728,093	$3,429,046	$3,411,156

(1)	The principal balance of collateral for CRE debt securities includes impairments recorded at March 31, 2020.

(2)	Borrowings under secured revolving repurchase agreements and a senior secured credit agreement with a guarantee for 25% recourse from Holdco.
(3)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse from Holdco. Maturity Date represents the sooner of the next maturity date of the CRE debt securities secured revolving repurchase agreement, or roll-over date for the applicable underlying trade confirmation subsequent to March 31, 2020. All of the financing arrangements were extended subsequent to period end. The Goldman Sachs and Wells Fargo agreements have 30 day rolls, while the JP Morgan agreement has day-to-day rolls.

(4)	Borrowings under the secured credit agreement with a guarantee for 100% recourse.
(5)	Subsequent to March 31, 2020, the maturity date of the Morgan Stanley facility was extended to May 4, 2021.

	December 31, 2019
Financing Arrangement Secured Revolving Repurchase Agreements	Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral	Carrying Value of Collateral
Goldman Sachs(1)	08/19/20	1 Month LIBOR	1.8%	3.5%	$750,000	$704,563	$45,437	$288,032	$285,962
Wells Fargo(1)	04/18/22	1 Month LIBOR	1.8%	3.6%	750,000	355,372	394,628	593,742	591,238
Barclays(1)	08/13/22	1 Month LIBOR	1.5%	3.3%	750,000	318,240	431,760	542,927	540,725
Morgan Stanley(1)	05/04/20	1 Month LIBOR	1.9%	3.6%	500,000	105,253	394,747	519,638	515,984
JP Morgan(1)	08/20/21	1 Month LIBOR	1.6%	3.3%	400,000	181,552	218,448	300,677	295,341
US Bank(1)	07/09/22	1 Month LIBOR	1.8%	3.6%	152,240	15,641	136,599	173,253	172,898
Subtotal - Loan Investments					3,302,240	1,680,621	1,621,619	2,418,269	2,402,148
Goldman Sachs(2)	01/12/20	1 Month LIBOR	0.9%	2.7%	81,143	—	81,143	94,629	94,644
JP Morgan(2)	01/17/20	1 Month LIBOR	0.9%	2.6%	475,881	—	475,881	544,105	545,080
Wells Fargo(2)	01/16/20	1 Month LIBOR	1.0%	2.7%	135,774	—	135,774	161,153	161,384
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	—	—	—	—	—
Subtotal - CRE Debt Securities					692,798	—	692,798	799,887	801,108
Subtotal					3,995,038	1,680,621	2,314,417	3,218,156	3,203,256

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	1 Month LIBOR	1.8	3.8	500,000	354,363	145,637	182,882	182,882
Citibank(3)	07/12/20	1 Month LIBOR	2.3	4.1	160,000	160,000	—	—	—
Subtotal					660,000	514,363	145,637	182,882	182,882

Asset-specific Financing
Institutional Lender	10/09/20	1 Month LIBOR	4.2%	5.9%	77,000	—	77,000	112,000	111,436
Subtotal					77,000	—	77,000	112,000	111,436

Total					$4,732,038	$2,194,984	$2,537,054	$3,513,038	$3,497,574

(1)	Borrowings under secured revolving repurchase agreements and a senior secured credit agreement with a guarantee for 25% recourse from Holdco.
(2)

Borrowings under secured revolving repurchase agreements with a guarantee for 100% recourse from Holdco. Maturity Date represents the sooner of the next maturity date of the CRE debt securities secured revolving repurchase agreement, or roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under the secured credit agreement include a guarantee for 100% recourse.

The following table presents the recourse and mark-to-market provisions for the Company’s financing arrangements as of March 31, 2020:

	March 31, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	25%	Credit
Wells Fargo	04/18/22	25%	Credit
Barclays	08/13/22	25%	Credit
Morgan Stanley	05/04/20	25%	Credit
JP Morgan	08/20/21	25%	Credit and Spread
US Bank	07/09/22	25%	Credit
CRE Debt Securities
Goldman Sachs	04/10/20	100%	Spread
JP Morgan	04/08/20	100%	Spread
Wells Fargo	04/19/20	100%	Spread
Royal Bank of Canada	N/A	100%	Spread

Senior Secured and Secured Credit Agreements
Bank of America	09/29/20	25%	Credit
Citibank	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	N/A	N/A

The following table presents the recourse and mark-to-market provisions for the Company’s financing arrangements as of December 31, 2019:

	December 31, 2019
Financing Arrangement Secured Revolving Repurchase Agreements	Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	25%	Credit
Wells Fargo	04/18/22	25%	Credit
Barclays	08/13/22	25%	Credit
Morgan Stanley	05/04/20	25%	Credit
JP Morgan	08/20/21	25%	Credit and Spread
US Bank	07/09/22	25%	Credit
CRE Debt Securities
Goldman Sachs	01/12/20	100%	Spread
JP Morgan	02/27/20	100%	Spread
Wells Fargo	02/26/20	100%	Spread
Royal Bank of Canada	N/A	100%	Spread

Senior Secured and Secured Credit Agreements
Bank of America	09/29/20	25%	Credit
Citibank	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	N/A	N/A

Secured Revolving Repurchase Agreements

At March 31, 2020 and December 31, 2019, the Company had six secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at March 31, 2020 and December 31, 2019 consisted of 60 and 60 mortgage loans, or participation interests therein, respectively. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty (lender) collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. The secured revolving repurchase agreements used to finance loan investments are 25% recourse to Holdco.

At March 31, 2020 and December 31, 2019, the Company had four secured revolving repurchase agreements to finance its CRE debt securities. The facility commitment amounts are based on the carrying value of the assets pledged. Credit spreads vary depending upon the collateral type and advance rate. At March 31, 2020, CRE debt securities pledged consisted of 37 CRE CLO investments and two CMBS investments, which included three positions with an impaired face value of $31.2 million that were sold on March 31, 2020 but did not settle until April 2, 2020, and are included in Other Assets at the consolidated balance sheet as of March 31, 2020. At December 31, 2019, CRE debt securities pledged consisted of 35 CRE CLO investments and two CMBS investments. The secured revolving repurchase agreements used to finance CRE debt securities are 100% recourse to Holdco and are considered short-term borrowings.

Each of the Company’s secured revolving repurchase agreements has “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured revolving repurchase agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters, which may involve the limitation or enumeration of factors which the repurchase lender may consider when determining market value. In the case of assets that serve as collateral under the Company’s secured revolving repurchase agreements secured by loans, these considerations may include credit-based factors (which are generally based on factors other than those related to the capital markets) and spread-based factors (which are generally based on changes in observable credit spreads in the market for these assets) as described more specifically in the preceding table. The market value of the assets that serve as collateral under the Company’s secured revolving repurchase agreements secured by CRE debt securities is redetermined on a daily basis. As a result, extreme short-term volatility and negative pressure in the financial markets has, and may in the future, result in the Company being required to post cash collateral with the Company’s lenders under these agreements.

During the period from March 1, 2020 to March 31, 2020, the Company received margin call notices with respect to borrowings against its CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end.  At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April though cash proceeds from bond sales and increases in market values.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at March 31, 2020 (dollars in thousands):

	March 31, 2020
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$221,728	$222,930	$147,590	$75,340	6.1%	871
Wells Fargo	750,000	494,959	496,228	360,718	135,510	11.0%	748
Barclays	750,000	742,729	742,062	589,911	152,151	12.4%	865
Morgan Stanley Bank(4)	500,000	578,177	576,930	441,432	135,498	11.0%	N/A
JP Morgan Chase Bank	400,000	294,041	290,813	220,725	70,088	5.7%	1,237
US Bank	189,490	98,272	98,230	75,531	22,699	1.8%	1,561
Subtotal / Weighted Average	$3,339,490	$2,429,906	$2,427,193	$1,835,907	$591,286		932

CRE Debt Securities Financings	Commitment Amount	Impaired Face Value	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$73,366	$59,687	$73,667	$73,497	$170	0.0%	10
JP Morgan	437,323	438,297	438,819	437,495	1,324	0.1%	8
Wells Fargo	97,592	115,585	103,028	97,782	5,246	0.4%	19
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$608,281	$613,569	$615,514	$608,774	$6,740		10

Total / Weighted Average - Loans and CRE Debt Securities	$3,947,771	$3,043,475	$3,042,707	$2,444,681	$598,026		652

(1)

Loan amounts shown in the table include interest receivable of $12.0 million and are net of premium, discount and origination fees of $14.7 million. CRE debt securities shown in the table include interest receivable of $1.7 million and are net of premium, discount, and unrealized gains of $0.3 million.

(2)

Loan amounts shown in the table include interest payable of $1.4 million and do not reflect unamortized deferred financing fees of $8.7 million. CRE debt securities shown in the table include interest payable of $0.5 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. CRE debt securities represent the net carrying value of AFS securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. For borrowings secured by CRE debt securities, the extended maturity represents the sooner of the next maturity date of the CRE debt securities, the secured revolving repurchase agreement, or the roll-over date for the applicable underlying trade confirmation subsequent to March 31, 2020. These contracts typically have terms of 30 days. Subsequent to March 31, 2020, the contracts with JP Morgan were rolled day-to-day.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at December 31, 2019 (dollars in thousands):

	December 31, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$288,032	$289,674	$45,900	$243,774	16.6%	962
Wells Fargo	750,000	593,742	594,832	395,039	199,793	13.6%	839
Barclays	750,000	542,927	542,191	432,399	109,792	7.5%	956
Morgan Stanley Bank(4)	500,000	519,638	518,048	395,356	122,692	8.4%	N/A
JP Morgan Chase Bank	400,000	300,677	297,248	218,744	78,504	5.4%	1,328
US Bank	152,240	173,741	173,045	136,734	36,311	2.5%	1,652
Subtotal / Weighted Average	$3,302,240	$2,418,757	$2,415,038	$1,624,172	$790,866		1,062

CRE Debt Securities Financings	Commitment Amount	UPB of Collateral	Carrying Value of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$81,143	$94,629	$108,414	$81,362	$27,052	1.8%	12
JP Morgan	475,881	$544,105	$546,260	$476,307	$69,953	4.8%	17
Wells Fargo	135,774	$161,153	$148,738	$136,021	$12,717	0.9%	16
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$692,798	$799,887	$803,412	$693,690	$109,722		16

Total / Weighted Average - Loans and CRE Debt Securities	$3,995,038	$3,218,644	$3,218,450	$2,317,862	$900,588		685

(1)

Loan amounts shown in the table include interest receivable of $13.0 million and are net of premium, discount and origination fees of $16.7 million. CRE debt securities shown in the table include interest receivable of $2.3 million and are net of premium, discount, and unrealized gains of $1.2 million.

(2)

Loan amounts shown in the table include interest payable of $2.5 million and do not reflect unamortized deferred financing fees of $10.3 million. CRE debt securities shown in the table include interest payable of $0.9 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. CRE debt securities represent the net carrying value of AFS securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. For borrowings secured by CRE debt securities, the extended maturity represents the sooner of the next maturity date of the CRE debt securities, the secured revolving repurchase agreement, or the roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. These contracts typically have terms of 30 days.

The agreements include various financial covenants covering net worth, liquidity, recourse limitations, debt-to-equity ratio and interest coverage. The Company was in compliance with all financial covenants to the extent that balances were outstanding as of March 31, 2020 and December 31, 2019, except that, as of March 31, 2020, the Company was not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when the Company utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. The Company received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates the Company to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. The Company was not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 6, 2020. The Company received waivers from the lender under each of the applicable agreements on May 11, 2020.

Negative impacts on the Company’s business caused by COVID-19 have and will likely continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A. with a maximum commitment amount of $500 million. The senior secured agreement has an initial maturity of September 29, 2020 and borrowings bear interest at LIBOR plus 1.75%. At March 31, 2020, $145.6 million was outstanding under the secured credit agreement. This agreement is 25% recourse to Holdco.

The Company has a secured revolving credit agreement (the “Credit Agreement”), with Citibank, N.A. with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally uses to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The Credit Agreement has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Credit Agreement with respect to individual pledged assets is 70% and declines over the borrowing term of up to 90 days, after which borrowings against an asset must be repaid. At March 31, 2020, $62.6 million in connection with two pledged loans was outstanding on the Credit Agreement. This agreement is 100% recourse to Holdco.

The agreements include various financial covenants covering net worth, liquidity, recourse limitations, debt-to-equity ratio and interest coverage. The Company was in compliance with all covenants to the extent that balances were outstanding as of March 31, 2020 and December 31, 2019, except that, as of March 31, 2020, the Company was not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when the Company utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. The Company received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates the Company to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. The Company was not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 6, 2020. The Company received waivers from the lender under each of the applicable agreements on May 11, 2020.

Negative impacts on the Company’s business caused by COVID-19 have and will likely continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Asset-Specific Financings

As of March 31, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance one of its loan investments.

On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances. The current initial maturity of this agreement is October 9, 2020. As of March 31, 2020, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.2%.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to March 31, 2020 and thereafter are as follows (in thousands):

	Secured revolving repurchase agreements		Collateralized loan obligations	Senior secured and secured credit agreements	Asset-specific financing
2020	$1,357,747	(1)	$452,481	$208,280	$77,000
2021	422,933		745,896	—	—
2022	662,133		563,845	—	—
2023	—		62,299	—	—
2024	—		—	—	—
Thereafter	—		—	—	—
Total	$2,442,813		$1,824,521	$208,280	$77,000

(1)	A secured revolving purchase agreement with outstanding borrowings of $441.4 million at March 31, 2020 was extended on May 4, 2020 through May 4, 2021.

The scheduled maturities for the investment grade bonds issued by TRTX 2018-FL2 and TRTX-2019 FL3 are based upon the initial maturity dates of the underlying loans contributed to the issuer and co-issuer on the closing date of each issuance, without giving effect to replacement loans contributed to either trust during the two-year reinvestment period of each CRE CLO.

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At March 31, 2020, the Company had $97.4 million invested in money market funds with original maturities of less than 90 days. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL2 and TRTX 2019-FL3 (as of March 31, 2020 and December 31, 2019), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest. The Company had no non-recurring fair value items as of December 31, 2019.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	March 31, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Available for sale CRE Debt Securities	$604,801	$604,801	$—	$—
Loans Held for Investment	5,020,695	—	—	4,983,304
Financial Liabilities
Collateralized Loan Obligations	1,812,052	—	—	1,778,165
Secured Financing Arrangements	2,718,348	—	—	2,652,964

	December 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Available for sale CRE Debt Securities	$787,552	$—	$787,552	$—
Loans Held for Investment	4,980,389	—	—	5,004,379
Financial Liabilities
Collateralized Loan Obligations	1,806,428	—	—	1,806,428
Secured Financing Arrangements	2,525,128	—	—	2,525,128

Loans Held for Investment, Collateralized Loan Obligations, and Secured Financing Arrangements are not carried at fair value on a recurring basis. See additional disclosure related to the fair value of AFS Debt Securities in Note 4. Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. CRE debt securities fair values within the fair value hierarchy of ASC 820-10 were Level I at March 31, 2020 and Level II at December 31, 2019. At March 31, 2020, the CRE debt securities fair values on which the impairment charge was determined were the actual prices at which securities owned as of March 31, 2020 were sold in April 2020.  At December 31, 2019, the CRE debt securities fair values were based upon multiple market, broker, counterparty or pricing services quotations, which provide valuation estimates based upon reasonable market order indications. The Company reviews for reasonableness and consistency the fair value quotations, which are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2019.

At March 31, 2020, the estimated fair value of Loans Held for Investment was $5.0 billion, or $37.4 million less than carrying value, due to an increase during March 2020 in credit spreads on transitional first mortgage loans due primarily to the COVID-19 pandemic. At December 31, 2019, the estimated fair value of Loans Held for Investment was $5.0 billion, which approximated carrying value, because contractual loan credit spreads reflected then-current market terms. The weighted average gross spread at March 31, 2020 and December 31, 2019 was 3.41% and 3.48%, respectively. The weighted average years to maturity at March 31, 2020 and December 31, 2019 was 3.7 years and 3.8 years, respectively, assuming full extension of all loans.

At March 31, 2020, the estimated fair value of the secured financing agreements was $1.8 billion, or $33.9 million less than carrying value, due to an increase during March 2020 in credit spreads on similar financing arrangements due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the secured financing agreements approximated fair value as the then-current borrowing spreads reflected market terms. At March 31, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities was $2.7 billion, or $65.4 million less than carrying value, due to an increase during March 2020 in credit spreads on these bonds observed in limited secondary trading activity in TRTX-issued CRE CLO bonds due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 approximated fair value as then-current lending and borrowing spreads reflected market terms.

(9) Income Taxes

The Company indirectly owns 100% of the equity of multiple taxable REIT subsidiaries (collectively “TRSs”), including certain of its TRTX 2018-FL2 and TRTX 2019-FL3 subsidiaries. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2016 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2020 and December 31, 2019, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2020, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three months ended March 31, 2020 and 2019, the Company incurred no federal, state or local tax relating to its TRSs. For the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million and $0.2 million, respectively, of federal, state and local tax expense. At March 31, 2020 and 2019, the Company’s effective tax rate was 0.0% and 0.8%, respectively.

As of March 31, 2020 and December 31, 2019, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 to March 31, 2020, the Company sold ten separate CRE debt securities with an aggregate face value of $179.3 million, generating gross sales proceeds of $143.1 million. After retiring $141.0 million of repurchase financing and generating net cash proceeds of $2.2 million, the Company recorded aggregate losses from these sales of $36.2 million. These losses are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT. For information regarding the tax consequences of certain sales of CRE securities subsequent to March 31, 2020, see Note 16.

(10) Related Party Transactions

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement between the Company and the Manager (as amended, the “Management Agreement”). Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) or 1.50% per annum (0.375% per quarter) of the Company’s “Equity” as defined in the Management Agreement. The base management fee is payable in cash, quarterly in arrears.  The Manager is also entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period, including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period, including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period. No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement, as amended, specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

“Core Earnings” means the net income (loss) attributable to the holders of the Company’s common stock and Class A common stock and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses, including an allowance for credit losses, or other similar non-cash items that are included in net income for the applicable period, including the allowance for credit losses, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

Management Fees Incurred and Paid for the Three Months ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended March 31
	2020	2019
Management Agreement fees incurred	$5,000	$6,508
Management Agreement fees paid	7,252	6,100

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at March 31, 2020 and December 31, 2019 are $5.0 million and $7.3 million, respectively. The Manager has agreed to defer payment of the base management fee and incentive management fee due as of March 31, 2020, which aggregates approximately $5.0 million, to July 6, 2020.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three months ended March 31, 2020, the Manager incurred $0.3 million of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of March 31, 2020, $2.3 million remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. As of March 31, 2019, there were no amounts outstanding that were reimbursable by the Company to the Manager.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, as the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2020 and 2019, $0.3 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details).

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock and Class A common stock outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$(232,793)	$28,409
Participating Securities' Share in Earnings (Loss)	(268)	(141)
Net Income (Loss) Attributable to Common Stockholders	$(233,061)	$28,268
Weighted Average Common Shares Outstanding, Basic and Diluted	76,465,322	68,294,736
Per Common Share Amount, Basic and Diluted	$(3.05)	$0.42

(12) Stockholders’ Equity

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of March 31, 2020, there are no shares of the Company’s Class A common stock authorized or outstanding.

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2020, the Company sold 0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million.  The Company paid commissions totaling $0.2 million. The Company used the proceeds from the offering to originate commercial real estate loans and acquire CRE debt securities.  For the three months ended March 31, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

2019 Underwritten Offering

In March 2019, the Company completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, generating net proceeds of $118.8 million, after underwriting discounts. Pursuant to the terms of the underwriting agreement that the Company entered into with Morgan Stanley & Co. LLC, as representative of the underwriters, on April 12, 2019, the underwriters exercised in full their option to purchase 900,000 additional shares of common stock (the “Option Shares”). As a result, the Company issued and sold 900,000 Option Shares to the underwriters on April 16, 2019 and generated additional net proceeds, before transaction expenses, of approximately $17.4 million. The Manager reimbursed offering costs of $0.3 million. The Company used net proceeds from the offering to originate commercial real estate loans and acquire CRE debt securities.

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

On March 17, 2020, the Company’s Board of Directors declared and approved a dividend for the first quarter of 2020 in the amount of $0.43 per share of common stock or $33.2 million in the aggregate, which dividend was payable on April 24, 2020 to holders of record of the Company’s common stock as of March 27, 2020. On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of its declared first quarter dividend to stockholders of record as of June 15, 2020. The Board of Directors will determine whether to pay dividends, including the dividend declared in the first quarter of 2020, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On March 19, 2019, the Company declared and approved a dividend for the first quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $31.6 million in the aggregate, which was paid on April 25, 2019 to holders of record of our common stock and Class A common stock as of March 29, 2019.

As of March 31, 2020 and December 31, 2019, $33.2 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Share-based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of March 31, 2020, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan.   The following table presents the number of shares associated with outstanding awards that will vest over the next four years. Shares presented for the current year, 2020, include shares which have vested during the period from January 1, 2020 to March 31, 2020.

Vesting Year	Shares of Common Stock
2020	229,521
2021	229,522
2022	102,389
2023	62,574
624,006

As of March 31, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $10.3 million. This cost is expected to be recognized over a weighted average period of 1.4 years from March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recognized $1.4 million and $0.6 million, respectively, of share-based compensation expense.

(14) Commitments and Contingencies

Impact of COVID-19

Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, the properties securing the Company’s investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of COVID-19 and its impact on the Company’s borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of COVID-19 has and could further materially disrupt the Company’s business operations and impact its financial performance.

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s financial statements. These commitments to extend credit are made as part of the Company’s lending activities on loans the Company intends to hold in its portfolio of loans held for investment. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2020 and December 31, 2019 was $650.9 million and $630.6 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $7.3 million which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets at March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of March 31, 2020 and December 31, 2019 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	March 31, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,808,164	$452,385	48.7%	$2,355,779	46.1%
Multifamily	1,361,596	89,834	23.6	1,271,762	24.8
Hotel	752,293	33,390	13.1	718,903	14.1
Mixed Use	604,993	71,475	10.5	533,518	10.4
Condominium	91,651	1,524	1.6	90,127	1.8
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	1.9	112,000	2.2
Total	$5,763,697	$650,889	100.0%	$5,112,808	100.0%

	December 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,925,749	$438,800	52.0%	$2,486,949	49.9%
Multifamily	1,104,946	69,061	19.6	1,035,885	20.7
Hotel	752,293	40,088	13.4	712,205	14.2
Mixed-Use	604,993	78,835	10.7	526,158	10.5
Condominium	95,784	1,524	1.7	94,260	1.9
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	2.0	112,000	2.2
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of March 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

	March 31, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,474,224	$260,332	42.9%	$2,213,892	43.2%
South	1,452,199	134,718	25.3	1,317,481	25.8
West	1,320,823	184,484	22.9	1,136,339	22.2
Midwest	428,351	67,810	7.4	360,541	7.1
Various	88,100	3,545	1.5	84,555	1.7
Total	$5,763,697	$650,889	100.0%	$5,112,808	100.0%

	December 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,182,659	$214,938	38.7%	$1,967,721	39.4%
South	1,342,794	124,939	23.9	1,217,855	24.4
West	1,397,431	201,690	24.8	1,195,741	23.9
Midwest	482,804	83,178	8.6	399,626	8.0
Various	223,077	5,844	4.0	217,233	4.3
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Category

A summary of the loan portfolio by category as of March 31, 2020 and December 31, 2019 based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$1,974,017	$56,756	34.2%	$1,917,261	37.5%
Light Transitional	1,962,801	219,359	34.1	1,743,442	34.1
Moderate Transitional	1,791,879	359,774	31.1	1,432,105	2.8
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,763,697	$650,889	100.0%	$5,112,808	100.0%

	December 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,001,962	$49,057	35.6%	$1,952,905	39.1%
Light Transitional	1,890,762	219,138	33.6	1,671,624	33.4
Moderate Transitional	1,701,041	347,394	30.2	1,353,647	27.1
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company at March 31, 2020 and December 31, 2019, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries.

(16) Subsequent Events

The following events occurred subsequent to March 31, 2020

Senior Mortgage Loan Activity

Subsequent to March 31, 2020, the Company originated no new loans and received no full loan repayments.

Sale of CRE Debt Securities

From April 1, 2020 to April 29, 2020, the Company sold 39 separate CRE debt securities with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million, equal to the impairment charge described herein. Because the Company determined prior to March 31, 2020 that it intended to sell these investments, the Company recorded an impairment charge at March 31, 2020 of $167.3 million, offset by a small gain on one bond sold, based on the actual prices at which the investments were sold during April 2020. These losses are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

Covenant Compliance

As discussed in Note 6, certain of the Company’s outstanding borrowings are subject to certain financial covenants, including covenants governing the Company’s debt-to-equity ratio. As of March 31, 2020, the Company was not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when the Company utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. The Company received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates the Company to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. The Company was not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 6, 2020. The Company received waivers from the lender under each of the applicable agreements on May 11, 2020.

Management Fee Payment Deferral

On April 7, 2020, the Manager agreed to extend to July 6, 2020 the Company’s obligation to pay the $5.0 million base management fee accrued and payable to the Manager for the quarter ended March 31, 2020. The Company was not subject to, and did not accrue, an incentive fee for the quarter ended March 31, 2020.

Deed in Lieu of Foreclosure

On April 29, 2020, the borrower under a first mortgage loan with a commitment amount of $90.0 million and an unpaid principal balance of $81.4 million, both as of March 31, 2020, informed the Company that it intended to negotiate with the Company an agreement under which it would convey the property securing the Company’s loan to the Company in order to satisfy the loan and avoid foreclosure proceedings. The Company is currently evaluating its rights, remedies and avenues of enforcement. The loan has been paid current through April 1, 2020 with a funded interest reserve sufficient to pay interest through June 2020. At this time, no reliable estimate can be made of the impact of this event on the results of operations, liquidity, or consolidated financial statements of the Company. Although an allowance for credit losses from this loan is included in the consolidated financial statements included in this Form 10-Q, the Company may be adversely affected by this and other similar events in the future.

Extension of Secured Revolving Repurchase Agreement

On May 4, 2020, the Company and Morgan Stanley extended for a term of one year, through May 4, 2021, the existing secured revolving repurchase agreement. This facility has no limit on the maximum number of permitted extensions, subject to the satisfaction of certain conditions and approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 19, 2020. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the SEC on February 19, 2020.

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

As of March 31, 2020, our loan investment portfolio consisted of 65 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.8 billion, an aggregate unpaid principal balance of $5.1 billion, a weighted average credit spread of 3.4%, a weighted average all-in yield of 5.4%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.7 years, and a weighted average LTV of 65.7%. As of March 31, 2020, 100.0% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.6% were first mortgage loans and 0.4% was a mezzanine loan. As of March 31, 2020, we had $650.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

In addition, as of March 31, 2020, we held for investment purposes commercial real estate debt securities (“CRE debt securities”) investments, with an aggregate bond face amount of $767.3 million, an impaired face value of $604.5 million, and a weighted average coupon, including LIBOR, of 1.9%.

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

During the quarter ended March 31, 2020, the novel coronavirus (“COVID-19”) pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets, which have negatively impacted our CRE debt securities portfolio. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets and reducing corporate overhead as a percentage of our total assets and total revenues. For more information regarding the impact that COVID-19 has had and may have on our business, see “Risk Factors.”

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

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our primary sources of liquidity include cash, availability under secured borrowing arrangements, net proceeds from loan repayments in excess of our borrowings secured by loans so repaid, net proceeds from the sale of CRE CLO investments, and net proceeds from loan sales. During the quarter ended March 31, 2020, the COVID-19 pandemic caused significant disruption to the US and global economies, contributing to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the commercial real estate capital markets, and disruption of the banking sector. These factors in combination have caused us to experience a reduction in available liquidity due to margin calls paid related to daily mark-to-market borrowing against our investment portfolio of CRE CLO debt securities, incur losses due to the sale of our entire investment portfolio of CRE CLO securities, experience a slowdown in the pace and volume of loan repayments by our borrowers, and forecast the need to reduce the advance rate of our borrowings under our secured revolving repurchase agreements, and senior secured and secured credit facilities.

We have undertaken a plan to support our operations and meet our liquidity needs:

•

On March 23, 2020, we announced the deferral until July 14, 2020 of the payment of our declared first quarter dividend to stockholders of record as of June 15, 2020. Our Board of Directors will determine whether to pay the dividend entirely in cash, or in a combination of cash and stock.

•

Between March 23, 2020 and April 29, 2020, we sold 49 separate CRE debt securities investments with an aggregate face value of $961.3 million, and repaid related secured indebtedness of $722.7 million, generating net cash proceeds of $35.2 million.

•	On May 4, 2020, we extended the maturity date by one year to May 4, 2021 of our secured revolving repurchase agreement with Morgan Stanley Bank.

However, with consideration of the above actions taken, we project that we will not have sufficient liquidity to repay maturing debt balances of $432.2 million and meet our obligations as they become due to sustain operations through at least one year following the date the consolidated financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

In response to these conditions, our plans include the intention to execute extensions with our lenders during 2020, and we believe that such extensions are probable of occurring, which is expected to extend the maturity dates until May 2022 or after. We have a history of successfully executing extensions with these lenders. As a result, we have concluded that our plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended March 31, 2020, we recorded loss per diluted common share of $3.05, a decrease of $3.49 of earnings per share as of December 31, 2019, primarily due to realized loss on our CRE debt securities. Core Earnings per diluted common share was $(2.20) for the three months ended March 31, 2020, a decrease of $2.65 from the quarter ended December 31, 2019.

For the three months ended March 31, 2020, we declared a cash dividend of $0.43 per share. On March 23, 2020, we announced that our previously authorized cash dividend for the first quarter of 2020 of $0.43 per share of common stock would now be deferred and payable on July 14, 2020 to stockholders of record as of June 15, 2020.

Our book value per common share as of March 31, 2020 was $16.06, a $3.72 decrease from our book value per common share as compared to December 31, 2019, primarily due to a decrease in GAAP net income during the current period due to losses of $36.2 million incurred on the sale during the quarter of CRE debt securities with a bond face amount of $187.8 million, and an impairment charge of $167.3 million recorded against CRE debt securities with a bond face amount of $782.0 million held at March 31, 2020, inclusive of two holdings of TRTX 2018-FL2 notes with a bond face amount of $14.7 million which are eliminated in consolidation, and sold during April 2020, offset in part by net income from our whole loan lending business. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.(1)	$(232,793)	$32,902
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	76,465,322	74,504,278
Basic and Diluted Earnings (Loss) per Common Share(2)	$(3.05)	$0.44
Dividends Declared per Common Share(2)	$0.43	$0.43

(1)	Represents net income attributable to holders of our common stock and Class A common stock after deducting preferred stock dividends.
(2)	Weighted average number of shares outstanding, earnings per common share and dividends declared per common share includes common stock and Class A common stock.

Core Earnings

We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our stockholders, including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), including an allowance for credit losses, and (iv) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. Although pursuant to our Management Agreement we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fee expense, we report Core Earnings after incentive fee expense, because we believe this is a more meaningful presentation of the economic performance of our common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net Income (Loss) Attributable to Common Stockholders(1)	$(233,061)	$32,618
Non-Cash Stock Compensation Expense	1,401	590
Credit Loss Expense	63,348	—
Core Earnings	$(168,312)	$33,208
Weighted-Average Common Shares Outstanding, Basic and Diluted(2)	76,465,322	74,504,278
Core Earnings (Loss) per Common Share, Basic and Diluted(2)	$(2.20)	$0.45

(1)

Represents GAAP net income attributable to our common and Class A common stockholders after deducting dividends paid on participating securities. For more information regarding the calculation of earnings per share using the two class method, see Note 11 to our Consolidated Financial Statements in this Form 10-Q.

(2)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	March 31, 2020	December 31, 2019
Total Stockholders’ Equity	$1,231,413	$1,503,954
Preferred Stock	125	125
Stockholders’ Equity, Net of Preferred Stock	$1,231,288	$1,503,829
Number of Common Shares Outstanding at Period End(1)	76,650,996	76,022,778
Book Value per Common Share	$16.06	$19.78

(1)	Includes shares of common stock at March 31, 2020, and shares of common stock and Class A common stock at December 31, 2019.

First Quarter 2020 Activity

Operating Results:

•	Generated a GAAP Net Loss of $232.8 million, or $(3.05) per share, a decrease of $261.2 million, or 919.7%, compared to the three months ended March 31, 2019.
•	Increased net interest margin to $43.3 million from $37.2 million for the three months ending March 31, 2020, an increase of $6.1 million, or 16.4%, compared to the three months ended March 31, 2019.
•

Recorded securities impairments of $203.5 million, comprised of $32.6 million from sales of CRE debt securities in March 2020 and an impairment charge of $167.3 million at March 31, 2020 related to CRE debt securities owned at quarter end.

•

Recorded an initial allowance for credit loss of $19.6 million upon implementation of ASU 2016-13, and an additional credit loss expense of $63.3 million as of March 31, 2020. The Current Expected Credit Losses (“CECL”) reserve totaled $83.0 million at March 31, 2020.

Investment Portfolio Activity:

•

Originated five first mortgage loans with an aggregate commitment amount of $437.4 million, an initial unpaid principal balance of $353.5 million, unfunded commitments upon closing of $83.9 million, and a weighted average interest rate of LIBOR plus 2.84%.

•	Funded $61.7 million in future funding obligations associated with existing loans.
•	Received loan repayments of $300.6 million, including four full loan repayments.
•	Acquired in January and February 2020 nine CRE CLO investments and one commercial mortgage-backed security (“CMBS”) investment totaling $169.0 million of face amount.
•	Sold ten CRE CLO investments and one CMBS investment with a total face value of $187.8 million for an aggregate gross sales price of $151.6 million, realizing a $36.2 million loss on sale.

Financing Activity:

•	Repaid $216.6 million in daily mark-to-market secured revolving repurchase borrowings using cash margin posted by us, and proceeds from the sale of $187.8 million face amount of CRE debt securities.
•	Reinvested $231.6 million in TRTX 2018-FL2 and TRTX 2019-FL3, involving ten loans or participation interests therein.

Liquidity:

Available liquidity at March 31, 2020 of $167.8 million was comprised of:

•	Cash on hand of $103.6 million, of which $45.2 million was available for investment or general corporate purposes.
•	$0.2 million of cash in TRTX 2018-FL2 available for investment depending upon our ability to contribute eligible collateral.
•

Undrawn capacity under secured borrowing arrangements of $64.0 million. Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender, and there can be no certainty that each lender will provide such funding if so requested by the Company.

Portfolio Overview

The Company’s interest-earning assets include its portfolio of floating rate mortgage loans and CRE debt securities. At March 31, 2020, our loan portfolio was comprised of 66 loans totaling $5.8 billion of commitments with an unpaid principal balance of $5.1 billion, as compared to 65 loans with $5.6 billion of commitments and an unpaid principal balance $5.0 billion at December 31, 2019. At March 31, 2020, our portfolio of CRE debt securities was comprised of 37 investments with an aggregate bond face amount of $767.3 million, an impaired face value of $604.5 million, and an aggregate carrying value of $604.8 million, as compared to 38 investments with an aggregate bond face amount of $786.3 million at December 31, 2019.

Loan Portfolio

During the three months ended March 31, 2020, we originated five loans with a total loan commitment amount of $437.4 million, of which $353.5 million was funded at closing. Other loan fundings included $61.7 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments totaled $300.6 million. We generated interest income of $81.7 million and incurred interest expense of $38.4 million, which resulted in net interest income of $43.3 million.

The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	December 31, 2019
Loan originations and acquisitions — initial funding	$353,532	$561,081
Other loan fundings(1)	61,720	105,975
Loan repayments	(300,619)	(645,950)
Loan sale	—	(59,569)
Total loan fundings, net	$114,633	$(38,463)

(1)	Additional fundings made under existing loan commitments.

The following table details overall statistics for our loan portfolio as of March 31, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	66	67
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,763,697	$5,895,697
Unpaid principal balance	$5,112,808	$5,112,808
Unfunded loan commitments(2)	$650,889	$650,889
Carrying value	$5,020,695	$5,020,695
Weighted average credit spread(3)	3.4%	3.4%
Weighted average all-in yield(3)	5.4%	5.4%
Weighted average term to extended maturity (in years)(4)	3.7	3.7
Weighted average LTV(5)	65.7%	65.7%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At March 31, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of March 31, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2020 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2020, based on the unpaid principal balance of our total loan exposure, 66.0% of our loans were subject to yield maintenance or other prepayment restrictions and 34.0% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of March 31, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager. See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our mortgage loan originations subsequent to March 31, 2020.

For information regarding the financing of our loan portfolio, see the section entitled “Investment Portfolio Financing.”

CRE Debt Securities

We invest from time to time in CRE debt securities as part of our investment strategy. As of March 31, 2020, our CRE debt securities portfolio consisted of one fixed rate and 36 floating rate securities, the underlying collateral of which consists of first mortgage loans secured by commercial real estate properties. The underlying real estate collateral is located across the United States, primarily in Texas and California, with no state representing more than 13.5% of an investment’s current face amount. Our CRE debt securities carry ratings of BBB- to AAA; our sole unrated CRE debt security has a GSE guarantee with respect to payment of interest and principal. Our CRE debt securities have an expected weighted average life of 3.0 years.

The following table provides selected statistics for our CRE debt securities portfolio as of March 31, 2020 (dollars in thousands):

	Total	CRE CLO(1)	CMBS(1)
Number of CRE Debt Securities	37	34	3
Fixed-rate investments (by current face amount)	0.2%	0.0%	4.0%
Floating rate investments (by current face amount)	99.8%	100.0%	96.0%
Initial Par value	$767,500	$731,200	$36,300
Impaired face value(1)	$604,488	$575,480	$29,008
Weighted average coupon(2)	1.9%	1.9%	1.6%
Weighted average yield to expected maturity(3)	2.7%	2.7%	2.3%
Weighted average life (in years)	3.0	3.1	1.8
Weighted average principal repayment window (in years)(4)	3.2	3.2	1.7
Contractual maturity (in years)	15.7	16.0	9.4
Ratings range(5)	Unrated to AAA	BBB- to AAA	Unrated to AA-

(1)

CRE debt securities exclude the Company’s holdings of TRTX 2018-FL2 Notes with a bond face amount of $14.7 million, and an impaired face value of $10.2 million, which is eliminated in consolidation. For more information regarding TRTX 2018-FL2, see Note 5 to our Consolidated Financial Statements in this Form 10-Q. Current face amount is weighted by estimated fair value as of March 31, 2020.

(2)	Weighted average coupon includes LIBOR of 0.99% as of March 31, 2020. Amounts disclosed are before giving effect to unamortized purchase price premium and discount and unrealized gains or losses.
(3)	Weighted average yield to expected maturity based on expected principal repayment window.
(4)	Based on current repayment scenarios.
(5)

One of our CMBS investments is unrated; however, principal and interest on this CMBS investment is guaranteed by a U.S. government sponsored enterprise (“GSE”). The CMBS was issued by Fannie Mae and is backed by a mortgage loan on a multifamily property that satisfies GSE program requirements. The other two CMBS investment in our CRE debt securities portfolio are rated A- and AA-. See Note 16 to the Consolidated Financial Statements included in this Form 10-Q for details about our CRE debt security investment activity subsequent to March 31, 2020.

For information regarding the financing of our CRE debt securities portfolio, see the section entitled “Investment Portfolio Financing.”

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the carrying value of our loan portfolio as of March 31, 2020 and December 31, 2019 based on our internal risk ratings (dollars in thousands):

	March 31, 2020		December 31, 2019
Risk Rating	Carrying Value	Number of Loans	Carrying Value	Number of Loans
1	$—	—	—	—
2	426,306	5	903,393	11
3	3,502,269	42	3,868,696	47
4	1,017,414	18	208,300	7
5	74,706	1	—	—
Totals	$5,020,695	66	$4,980,389	65

For the period ended March 31, 2020 and December 31, 2019 the weighted average risk rating of our total loan exposure based on carrying value was 3.1 and 2.9, respectively. Due to operating challenges in the lodging industry caused by the COVID-19 pandemic and the travel and social distancing policies that ensued, we downgraded nine of our hotel loans to a risk rating of “4” at March 31, 2020.

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly, and we have been contacted by certain of our borrowers who are seeking to defer the payment of principal and interest on certain of our loans. We have received requests from several borrowers for modifications to existing loan agreements that, if agreed to, would permit borrowers to defer payment of some or all of the interest on their loans for a period of up to six months, and/or the reallocation of certain cash reserve balances within the loan structure for use in paying interest or operating expenses. In exchange, borrowers and sponsors will be required to provide us additional cash for payment of interest, operating expenses, and replenishment of capital reserves in amounts and combinations acceptable to us.

We are working with our borrowers to address the circumstances caused by COVID-19. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses. For example, on April 29, 2020, we received notice from one of our borrowers of the borrower’s intent to convey the property securing our loan to us in order to satisfy the loan and avoid foreclosure proceedings. Although an allowance for credit losses from this loan is included in the Consolidated Financial Statements included in this Form 10-Q, we may be adversely affected by this and other similar events in the future.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended March 31, 2020 and December 31, 2019 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements and asset-specific financing arrangements. We had one outstanding non-consolidated senior interest outstanding at both March 31, 2020 and December 31, 2019, with a total loan commitment of $132.0 million.

The following table details our portfolio financing arrangements at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2020	December 31, 2019
Secured revolving repurchase agreements - loans	$1,834,531	$2,314,417
CLO financing	1,824,521	1,820,060
Secured revolving repurchase agreements - CRE debt securities	608,282	—
Senior secured and secured credit agreements	208,280	145,637
Asset-specific financing	77,000	77,000
Total indebtedness(1)	$4,552,614	$4,357,114

(1)	Excludes deferred financing costs of $22.2 million and $25.6 million as of March 31, 2020 and December 31, 2019, respectively.

Secured Revolving Repurchase Agreements

As of March 31, 2020, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $2.4 billion, of which $1.8 billion related to our mortgage loan investments. As of March 31, 2020, for our secured revolving repurchase agreements related to our mortgage loan investments, the weighted average interest rate was LIBOR plus 1.7% per annum, and the weighted average advance rate was 78.7%. As of March 31, 2020, outstanding borrowings under these agreements for our mortgage loan investments had a weighted average term to extended maturity of 2.6 years (assuming we have exercised all extension options and term out provisions). The Morgan Stanley secured revolving repurchase agreement had an initial maturity date of May 4, 2020 and was extended to May 4, 2021 subsequent to March 31, 2020. The number of extension options is not limited by the terms of this agreement. These secured revolving repurchase agreements are 25% recourse to Holdco.

As of March 31, 2020, we had four secured revolving repurchase agreements to finance our CRE debt securities investing activities, including two such facilities with Wells Fargo. Credit spreads vary depending upon the type of CRE debt securities, credit ratings and advance rate. These borrowing arrangements contain daily mark-to-market provisions that permit the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. These secured revolving repurchase agreements generally have tenors of 30, 60 or 90 days, involve daily mark-to-market, and are 100% recourse to Holdco.

The following table details our secured revolving repurchase agreements as of March 31, 2020 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$221,728	76.7%	$155,144	$147,008	$8,136	$594,856	L+ 2.07%	08/19/22
Wells Fargo	750,000	494,959	77.6%	383,895	360,538	23,357	366,105	L+ 1.74%	04/18/22
Barclays	750,000	742,729	80.0%	594,183	589,526	4,657	155,817	L+ 1.55%	08/13/22
Morgan Stanley	500,000	578,177	78.4%	452,613	441,359	11,254	47,387	L+ 1.83%	N/A
JP Morgan	400,000	294,041	79.2%	233,005	220,622	12,383	166,995	L+ 1.57%	08/20/23
US Bank	189,490	98,272	78.6%	78,618	75,479	3,139	110,872	L+ 1.53%	07/09/24
Subtotal/Weighted Average—Loans	3,339,490	2,429,906	78.7%	1,897,458	1,834,532	62,926	1,442,032	L+ 1.70%
Royal Bank of Canada	—	—	90.0%	—	—	—	—	L+ 0.00%	N/A	(5)
Goldman Sachs	73,366	59,687	85.6%	73,366	73,366	—	—	L+ 1.05%	04/10/20	(5)
JP Morgan	437,323	438,297	87.4%	437,323	437,323	—	—	L+ 1.15%	04/08/20	(5)
Wells Fargo	97,592	115,585	81.4%	97,592	97,592	—	—	L+ 1.20%	04/19/20
Subtotal/Weighted Average—CRE Debt Securities	608,281	613,569	86.2%	608,281	608,281	—	—	L+ 1.15%
Total/Weighted Average	$3,947,771	$3,043,475	80.5%	$2,505,739	$2,442,813	$62,926	$1,442,032	L+ 1.56%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.

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

(5)	Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to March 31, 2020.

The following table details our secured revolving repurchase agreements as of December 31, 2019 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$288,032	76.4%	$219,798	$45,437	$174,361	$530,202	L+ 1.75%	08/19/22
Wells Fargo	750,000	593,742	78.1%	463,085	394,628	68,457	286,915	L+ 1.79%	04/18/22
Barclays	750,000	542,927	80.0%	434,342	431,760	2,582	315,658	L+ 1.54%	08/13/22
Morgan Stanley	500,000	519,638	78.3%	406,448	394,747	11,701	93,552	L+ 1.86%	N/A
JP Morgan	400,000	300,677	79.2%	237,810	218,448	19,362	162,190	L+ 1.58%	08/20/23
US Bank	152,240	173,253	80.0%	138,603	136,599	2,004	13,637	L+ 1.83%	07/09/24
Subtotal/Weighted Average—Loans	3,302,240	2,418,269	78.6%	1,900,086	1,621,619	278,467	1,402,154	L+ 1.72%
JP Morgan	475,881	544,105	87.4%	475,881	475,881	—	—	L+ 0.88%	01/17/20	(5)
Wells Fargo	135,774	161,153	81.5%	135,774	135,774	—	—	L+ 0.95%	01/16/20	(5)
Goldman Sachs	81,143	94,629	85.4%	81,143	81,143	—	—	L+ 0.94%	01/12/20	(5)
Royal Bank of Canada	—	—	90.0%	—	—	—	—	N/A	N/A
Subtotal/Weighted Average—CRE Debt Securities	692,798	799,887	86.0%	692,798	692,798	—	—	L+ 0.90%
Total/Weighted Average	$3,995,038	$3,218,156	80.6%	$2,592,884	$2,314,417	$278,467	$1,402,154	L+ 1.47%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.

(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.

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

The following table presents the recourse and mark-to-market provisions for our financing arrangements as of March 31, 2020:

	March 31, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	25%	Credit
Wells Fargo	04/18/22	25%	Credit
Barclays	08/13/22	25%	Credit
Morgan Stanley	05/04/20	25%	Credit
JP Morgan	08/20/21	25%	Credit and Spread
US Bank	07/09/22	25%	Credit
CRE Debt Securities
Goldman Sachs	04/10/20	100%	Spread
JP Morgan	04/08/20	100%	Spread
Wells Fargo	04/19/20	100%	Spread
Royal Bank of Canada	N/A	100%	Spread

Senior Secured and Secured Credit Agreements
Bank of America	09/29/20	25%	Credit
Citibank	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	N/A	N/A

The maximum and average month end balances for our secured revolving repurchase agreements during the three months ended March 31, 2020 are as follows (dollars in thousands):

	Three Months Ended March 31, 2020
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$220,622	$245,481	$227,966
Goldman Sachs	147,008	147,007	111,426
Wells Fargo	360,538	442,258	408,741
Morgan Stanley	441,359	441,359	420,400
US Bank	75,479	136,599	95,852
Barclays	589,526	589,526	485,431
Subtotal / Averages - Loans(1)	$1,834,532	$1,834,532	$1,749,816
JP Morgan	437,323	475,881	474,187
Goldman Sachs	73,366	81,143	78,553
Wells Fargo	97,592	150,323	123,108
Royal Bank of Canada	—	—	—
Subtotal / Averages - CRE Debt Securities(1)	$608,281	$692,798	$675,848
Total / Averages - Loans and CRE Debt Securities(1)	$2,442,813	$3,236,024	$2,425,664

(1)

The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreements at a month end during the three months ended March 31, 2020.

We separate our secured revolving repurchase agreements into two categories: secured revolving repurchase agreements secured by our loan assets; and secured revolving repurchase agreements secured by our CRE debt securities. We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of loan and CRE debt securities. These assets may be accepted by a respective secured revolving repurchase agreement lender as collateral.

Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured revolving repurchase agreement lenders. In connection with our secured revolving repurchase agreements secured by CRE debt securities, advance rates can be reduced or increased upon the maturity of the applicable contract.

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate and the market value of the asset. For transactions under our secured revolving repurchase agreements secured by our loan assets, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations.

Generally, our secured revolving repurchase agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured revolving repurchase agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured revolving repurchase agreement and the loans or loan interests that are originated or acquired by such subsidiary. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The amount of Holdco’s potential liability under these guarantees depends upon whether the guarantee relates to a secured revolving repurchase agreement secured by loans or by CRE debt securities:

•

For our secured revolving repurchase agreements secured by loans, Holdco’s liability is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, this liability cap does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

•

For our secured revolving repurchase agreements secured by CRE debt securities, Holdco’s liability is in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement.

Each of the secured revolving repurchase agreements have “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured revolving repurchase agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral.

The margin maintenance provisions also differ in some respects, depending upon whether the provisions are contained in secured revolving repurchase agreements secured by loans or by CRE debt securities:

•

Our secured revolving repurchase agreements secured by loans contain mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value due to reasons other than changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to us in the event the lender determines credit spreads have changed for similar borrowing obligations.

•

Our secured revolving repurchase agreements secured by CRE debt securities contain daily mark-to-market provisions that permit the lenders to issue margin calls to us in response to changing interest rates and credit spreads on the CRE debt securities so financed. As a result, extreme short-term volatility and negative pressure in the financial markets has, and may in the future, result in us being required to post cash collateral with our lenders under these facilities. See the section entitled “Risk Factors” in this Form 10-Q for more information.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were substantially satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April though cash proceeds from bond sales and increases in market values.

The maturity dates for each of our secured revolving repurchase agreements are set forth in tables that appear earlier in this section. Our secured revolving repurchase agreements secured by loans generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. Our secured revolving repurchase agreements secured by CRE debt securities generally have terms between one month and three months, and the lenders under these agreements generally have the right not to renew, or to do so only on a shorter term.

At March 31, 2020, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 19.5%, as compared to 19.4% at December 31, 2019. The haircut for our secured revolving purchase agreements is dependent on the collateral used (loans or CRE debt securities) for the secured revolving repurchase agreements. At March 31, 2020 and December 31, 2019, the following table presents the weighted average haircut on our secured revolving purchase agreements by collateral type:

	March 31, 2020	December 31, 2019
Loans	21.3%	21.4%
CRE Debt Securities	13.8%	13.9%
Weighted Average	19.5%	19.4%

Generally, when the repurchase lender’s margin amount has fallen below the outstanding purchase price for a transaction, a margin deficit exists and the repurchase lender may require that we prepay outstanding amounts on the secured revolving repurchase agreement to eliminate such margin deficit. For our secured revolving repurchase agreements involving loans, the repurchase lender’s ability to make a margin call is limited by certain prerequisites, such as the existence of enumerated “credit events” or that the margin deficit exceed a specified minimum threshold.

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

Collateralized Loan Obligations

As of March 31, 2020, we had two collateralized loan obligations, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $1.8 billion, financing 42 existing first mortgage loan investments totaling $2.2 billion, providing an efficient cost of funds, non-mark-to-market, non-recourse financing for 46.3% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.44% have a weighted average advance rate of 82.4%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. As of March 31, 2020, the loan investments contributed to the collateralized loan obligations represented $2.2 billion, or 43.6%, of the aggregate unpaid principal balance of our loan investment portfolio. During the quarter, we reinvested $231.6 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 generated by loan payments.

Senior Secured and Secured Credit Agreements

We have a senior secured credit agreement with Bank of America N.A. that has a maximum commitment amount of $500.0 million and $145.6 million outstanding as of March 31, 2020. The senior secured credit agreement bears interest at LIBOR plus 1.8%. The current extended maturity of this agreement is September 29, 2022. This facility is 25% recourse to Holdco.

We have a secured revolving credit agreement with Citibank, N.A. with maximum borrowing capacity of $160.0 million, subject to borrowing base availability and certain other conditions. We use this facility occasionally to finance originations or acquisitions of eligible loans on an interim basis until permanent financing is arranged. The facility has an initial maturity date of July 12, 2020, and borrowings bear interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the secured revolving credit agreement with respect to individual pledged assets can range up to 70% and declines thereafter during the maximum borrowing term of 90 days, after which borrowings against each asset-specific borrowing must be repaid. At March 31, 2020, we had $62.6 million outstanding under the facility. This facility is 100% recourse to Holdco.

The following table details our senior secured and secured credit agreements as of March 31, 2020 (dollars in thousands):

	Commitment	UPB of	Approved	Outstanding	Undrawn	Available	Interest	Extended
Lender	Amount	Collateral	Borrowings	Balance	Capacity	Capacity	Rate	Maturity
Bank of America	$500,000	$183,411	$146,728	$145,637	$1,091	$353,272	L+ 1.8%	9/29/2022
Citibank	160,000	90,160	62,643	62,643	—	97,357	L+ 2.3%	7/12/2020
Subtotal/Weighted Average	$660,000	$273,571	$209,371	$208,280	$1,091	$450,629	L+ 1.9%

Asset-Specific Financings

As of March 31, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance certain of its lending activities During April 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances and the current initial maturity of this agreement is October 9, 2020 which is coterminous with the underlying asset.

The following table details statistics for our asset-specific financing at March 31, 2020 (dollars in thousands):

March 31, 2020
Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Carrying Value	Weighted Average Interest Rate(2)	Extended Maturity(3)
Institutional Lender
Collateral asset	1	$112,000	$112,000	N/A	$109,563	L+ 6.8%	10/09/21
Financing provided	1	77,000	77,000	—	76,800	L+ 4.2%	10/09/21
Totals
Collateral Asset	1	$112,000	$112,000	N/A	$109,563	L+ 6.8%
Financing Provided	1	$77,000	$77,000	$—	$76,800	L+ 4.2%

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

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of March 31, 2020, the Company retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $20.0 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of March 31, 2020 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Carrying Value	Weighted Average Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$—	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	35,000	20,000	17,706	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$20,000		L+ 5.0%		6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, and senior secured and secured credit agreements require Holdco to maintain compliance with the following financial covenants (among others):

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

•	Debt to Equity: maintenance of a debt-to-equity ratio not to exceed 3.5 to 1.0; and
•	Interest Coverage: maintenance of a minimum interest coverage ratio (EBITDA, as defined, to interest expense) of no less than 1.5 to 1.0.

The Company was in compliance with all financial covenants for its secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings to the extent of outstanding balances as of March 31, 2020 and December 31, 2019, respectively, except that, as of March 31, 2020, the Company was not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when the Company utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. The Company received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates the Company to deliver certain audited financial statements for Holdco to the lenders within 90 days after each December 31. The Company was not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 7, 2020. The Company received waivers from the lender under each of the applicable agreements on May 11, 2020.

If we fail to meet or satisfy any of the covenants in our financing arrangements and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. There can be no assurance that we will remain in compliance with these covenants in the future. For more information regarding the impact that COVID-19 may have on our ability to comply with these covenants, see “Risk Factors.”

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents the Company’s Debt-to-Equity ratio and Total Leverage ratio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Debt-to-equity ratio(1)	3.61x	2.84x
Total leverage ratio(2)	3.72x	2.93x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financing agreements, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements and asset-specific financing agreements, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of March 31, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on our floating rate loans. We had no fixed rate loans outstanding as of March 31, 2020.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of March 31, 2020 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$5,112,808
Floating rate debt(1)(2)	(3,944,333)
Net floating rate exposure	$1,168,475

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is correlated to our assets indexed to the same rate. Excludes the impact of CRE debt securities and related liabilities.

(2)	Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings.

With the cessation of LIBOR expected to occur effective January 1, 2022, we continue to evaluate the documentation associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2020 and December 31, 2019 (dollars in thousands):

	Three months ended,
	March 31, 2020			December 31, 2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$5,077,118	$73,417	5.8%	$4,803,141	$75,475	6.3%
Retained mezzanine loans	19,734	682	13.8%	9,723.0	219.0	9.0%
CRE Debt Securities	788,988	7,650	3.9%	649,266	6,903	4.3%
Core interest-earning assets	$5,885,840	$81,749	5.6%	$5,462,130	$82,597	6.0%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$1,436	7.5%	$77,000	$1,463	7.6%
Secured revolving repurchase agreements	2,531,367	20,561	3.2%	2,191,524	24,052	4.4%
Collateralized loan obligations	1,820,061	14,922	3.3%	1,820,061	13,976	3.1%
Senior secured and secured credit agreements	145,637	1,538	4.2%	145,637	1,683	4.6%
Total interest-bearing liabilities	$4,574,065	$38,457	3.4%	$4,234,222	$41,174	3.9%
Net interest income(3)		$43,292			$41,423

Other Interest-earning assets:
Cash equivalents	$105,263	$304	1.2%	$107,713	$497	1.8%
Accounts receivable from servicer/trustee	13,066	24	0.7%	50,487	72	0.6%
Total interest-earning assets	$6,004,169	$82,077	5.5%	$5,620,330	$83,166	5.9%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$5,077,118	$73,417	5.8%	$4,442,240	$74,845	6.7%
Retained mezzanine loans(3)	19,734	682	13.8%	—	—	—
CRE Debt Securities	788,988	7,650	3.9%	230,277	1,756	3.1%
Core interest-earning assets	$5,885,840	$81,749	5.6%	$4,672,517	$76,601	6.6%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$1,436	7.5%	$32,500	$445	5.5%
Secured revolving repurchase agreements	2,531,367	20,561	3.2%	1,444,122	15,391	4.3%
Collateralized loan obligations	1,820,061	14,922	3.3%	1,329,813	15,345	4.6%
Senior secured and secured credit agreements	145,637	1,538	4.2%	411,559	7,318	7.1%
Term loan facility	—	—	—	203,119	868	1.7%
Total interest-bearing liabilities	$4,574,065	$38,457	3.4%	$3,421,113	$39,367	4.6%
Net interest income(4)		$43,292			$37,234

Other Interest-earning assets:
Cash equivalents	$105,263	$304	1.2%	$89,885	$418	1.9%
Accounts receivable from servicer/trustee	13,066	24	0.7%	32,765	3	0.0%
Total interest-earning assets	$6,004,169	$82,077	5.5%	$4,795,167	$77,022	6.4%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
INTEREST INCOME
Interest Income	$81,749	$76,601	$5,148
Interest Expense	(38,457)	(39,367)	910
Net Interest Income	43,292	37,234	6,058
OTHER REVENUE
Other Income, net	328	422	(94)
Total Other Revenue	328	422	(94)
OTHER EXPENSES
Professional Fees	1,819	679	1,140
General and Administrative	980	692	288
Stock Compensation Expense	1,401	633	768
Servicing and Asset Management Fees	276	513	(237)
Management Fee	5,000	5,143	(143)
Incentive Management Fee	—	1,365	(1,365)
Total Other Expenses	9,476	9,025	451
Securities Impairments	(203,493)	—	(203,493)
Credit Loss Expense	(63,348)	—	(63,348)
Income (Loss) Before Income Taxes	(232,697)	28,631	(261,328)
Income Tax Expense, net	(93)	(219)	126
Net Income (Loss)	(232,790)	28,412	(261,202)
Preferred Stock Dividends	$(3)	$(3)	$—
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$(232,793)	$28,409	(261,202)
Basic and Diluted Earnings (Loss) per Common Share	$(3.05)	$0.42	(3.47)
Dividends Declared per Common Share	$0.43	$0.43	—
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$(974)	$106	$(1,080)
Comprehensive Net Income (Loss)	$(233,764)	$28,518	$(262,282)

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Net Interest Income

Net interest income increased $6.1 million, to $43.3 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to growth in mortgage loan and CRE debt securities of $640.0 million, and the benefit of LIBOR floors with a weighted average strike price of 1.66%, partially offset by a decline in the weighted average credit spread of our loan portfolio. The increase in net interest income was also partially due to a reduction in interest expense for the three months ending March 31, 2020 of $0.9 million as a result of a reduction in LIBOR and lower negotiated credit spreads on borrowings, as compared to the three months ending March 31, 2019.

Other Revenue

Other Revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the Company holding lower average cash balances for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Expenses

Other expenses are comprised of professional fees, general and administrative expenses, stock compensation expense, servicing and asset management fees, and management fees payable to our Manager. Other expenses increased by $1.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in other expenses for the three months ended March 31, 2020 was primarily due to an increase in stock compensation expense of $0.8 million and an increase in professional fees of $1.1 million due to an increase in legal expenses, offset by a decrease in servicing and asset management expense of $0.2 million and reduction in management fees payable to our Manager of $0.1 million due to a reduction in the Company’s Core Earnings.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Incentive Compensation

Incentive compensation earned by our Manager decreased by $1.4 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, due to a reduction in our Core Earnings, resulting in no incentive compensation being earned by our Manager for the three months ended March 31, 2020.

See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

Securities Impairments and Credit Loss Expense

Securities Impairments and Credit Loss Expense was $266.8 million for the three months ended March 31, 2020 compared to $0.0 million for the three months ended March 31, 2019. The increase is due to losses on sales of CRE debt securities of $36.2 million, an impairment charge of $167.3 million in connection with CRE debt securities owned at March 31, 2020 (which combined aggregate $203.5 million), and a net increase in credit loss expense of $63.3 million in accordance with ASU 2016-13 for the three months ended March 31, 2020.

Dividends Declared Per Share

During the three months ended March 31, 2020, we declared cash dividends of $0.43 per share, or $33.2 million. During the three months ended March 31, 2019, we declared cash dividends of $0.43 per share, or $31.6 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $1.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities, and the $167.3 million impairment charge recorded against our CRE debt securities portfolio as of March 31, 2020.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, asset-specific financings, and non-consolidated senior interests. As of March 31, 2020, we had outstanding 76.7 million shares of our common stock representing $1.2 billion of stockholders’ equity, and $4.6 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, and CLO liquidity available for reinvestment, which are set forth in the following table (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$103,622	$79,182
Secured revolving repurchase agreements(1)	62,926	278,467
Senior secured and secured credit agreements	1,091	668
CLO liquidity available for reinvestment(2)	226	1,462
Total	$167,865	$359,779

(1)	Subject to each individual lender’s sole and absolute discretion.
(2)	Subject to collateral eligibility requirements.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released, and the proceeds from such repayments become available for us to reinvest. Due to severe dislocation in the capital markets caused by the COVID-19 pandemic, the Company expects the volume of loan repayments to be sharply reduced in comparison to prior years. Loan repayments. measured by principal amount repaid, were $1.9 billion and $1.2 billion in 2019 and 2018, respectively. For the quarter ended March 31, 2020, loan repayments totaled $300.6 million.

We continue to monitor the COVID-19 pandemic and its impact on our borrowers, their tenants, lenders and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. If the pandemic sustains its current trajectory, such impacts are expected to become material. To the extent that our borrowers, their tenants, and our lenders continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, it would have a material adverse effect on our liquidity and capital resources.

Uses of Liquidity

In the past, our primary use of liquidity was the origination of first mortgage loans, the purchase of CRE CLO debt securities, interest and principal payments under our $4.6 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings, $650.9 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

As described above, each of our secured revolving repurchase agreements has “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. As a result of extreme short-term volatility and negative pressure in the financial markets, during the quarter ended March 31, 2020, we funded margin calls aggregating $89.8 million in connection with our secured revolving repurchase agreements financing our CRE CLO investments. If this turbulent market environment persists, we will likely also be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments with lenders in the future. We maintain frequent dialogue with the lenders under our secured revolving repurchase agreements, and senior secured and secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2020 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$650,889	$123,057	$478,524	$49,308	$—
Secured debt agreements—principal(2)	4,552,614	2,501,257	2,051,357	—	—
Secured debt agreements—interest(2)	121,748	75,246	46,502	—	—
Total(3)	$5,325,251	$2,699,560	$2,576,383	$49,308	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of March 31, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2019-FL3 or TRTX 2018-FL2, as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although many of these avenues have been available to us in the past, the market disruption caused by the COVID-19 pandemic precludes us from offering any assurance that we will be able to access any, or all, of these alternatives in the near term.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Our Manager agreed to defer until July 2020 our payment of the accrued base and incentive management fee payable as of March 31, 2020. See Note 10 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e. dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduces (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, we may elect to make future distributions of our taxable income in a mixture of stock and cash.

Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Core Earnings as described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$37,526	$26,033
Cash flows used in investing activities	(183,132)	(590,071)
Cash flows provided by financing activities	170,472	579,149
Net increase in cash, cash equivalents, and restricted cash	$24,866	$15,111

We experienced a net increase in cash, cash equivalents, and restricted cash of $24.9 million for the three months ended March 31, 2020, compared to a net increase of $15.1 million for the three months ended March 31, 2019. During the three months ended March 31, 2020: cash flows provided by operating activities totaled $37.5 million primarily related to net interest income, offset by operating expenses; cash flows used in investing activities totaled $183.1 million due primarily to loan originations and CRE debt securities purchases; and cash flows provided by financing activities totaled $170.5 million due primarily to net secured financing proceeds relating to our lending activities of $191.0 million and proceeds of $12.9 million from equity issuance via our at-the-market program. We used the proceeds from our investing and financing activities, including cash provided by principal repayments, to originate new mortgage loans of $351.7 million and purchase CRE debt securities totaling $169.0 million during the three months ended March 31, 2020.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April through cash proceeds from bond sales and increases in market value.

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2020, the Company sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. The Company paid commissions totaling $0.2 million.

On March 19, 2019, the Company completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, for net proceeds of $118.8 million, after underwriting discounts. Pursuant to the terms of the underwriting agreement that the Company entered into with Morgan Stanley & Co. LLC, as representative of the underwriters, on April 12, 2019, the underwriters exercised in full their option to purchase 900,000 additional shares of common stock (the “Option Shares”). As a result, the Company issued and sold 900,000 Option Shares to the underwriters on April 16, 2019 and generated additional net proceeds, before transaction expenses, of approximately $17.4 million. The Manager reimbursed offering costs of $0.3 million. Proceeds from the offering were used to originate commercial mortgage loans and purchase CRE debt securities.

Dividends

On March 17, 2020, our Board of Directors declared a dividend for the first quarter of 2020 in the amount of $0.43 per share of common stock, or $33.2 million in the aggregate, which dividend was payable on April 24, 2020 to holders of record of our common stock as of March 27, 2020. On March 23, 2020, we announced the deferral until July 14, 2020 of the payment of our declared first quarter dividend to stockholders of record as of June 15, 2020. Our Board of Directors will determine whether to pay dividends, including the dividend declared in the first quarter of 2020, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

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

If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

For a discussion of our critical accounting policies, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to March 31, 2020:

Senior Mortgage Loan Activity

Subsequent to March 31, 2020, we originated no new loans and received no full loan repayments.

Sale of CRE Debt Securities

From April 1, 2020 to April 29, 2020, we sold 39 separate CRE debt securities with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, we recorded aggregate losses from these sales of $167.3 million, equal to the impairment charge described herein. Because we determined prior to March 31, 2020 that we intended to sell these investments, we recorded an impairment charge at March 31, 2020 of $167.3 million, offset by a small gain on one bond sold, based on the actual prices at which the investments were sold during April 2020. These losses are expected to be available to offset any of our capital gains in 2020 and, to the extent those capital losses exceed our capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. We do not expect these losses to reduce the amount that we will be required to distribute under the requirement that we distribute to our stockholders at least 90% of our REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

Covenant Compliance

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Covenants for Outstanding Borrowings,” certain of our outstanding borrowings are subject to certain financial covenants, including covenants governing our debt-to-equity ratio. As of March 31, 2020, we were not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when we utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates us to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. We were not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 6, 2020. We received waivers from the lender under each of the applicable agreements on May 11, 2020.

Management Fee Payment Deferral

On April 7, 2020, our Manager extended to July 6, 2020 our payment of the $5.0 million base management fee accrued and payable to the Manager for the quarter ended March 31, 2020. We were not subject to, and did not accrue, an incentive fee for the quarter ended March 31, 2020.

Deed in Lieu of Foreclosure

On April 29, 2020, the borrower under a first mortgage loan with a commitment amount of $90.0 million and an unpaid principal balance of $81.4 million, both as of March 31, 2020, informed us that it intended to negotiate with us an agreement under which it would convey the property securing our loan to us in order to satisfy the loan and avoid foreclosure proceedings. We are currently evaluating our rights, remedies and avenues of enforcement. The loan is paid current through April 1, 2020 with a funded interest reserve sufficient to pay interest through June 2020. At this time, no reliable estimate can be made of the impact of this event on our results of operations, liquidity, or consolidated financial statements. Although an allowance for credit losses from this loan is included in the consolidated financial statements included in this Form 10-Q, we may be adversely affected by this and other similar events in the future.

Extension of Secured Revolving Repurchase Agreement

On May 4, 2020, we and Morgan Stanley extended for a term of one year, through May 4, 2021, the existing secured revolving repurchase agreement. This facility has no limit on the maximum number of permitted extensions, subject to the satisfaction of certain conditions and approvals.

Loan Portfolio Details

The following table provides details with respect to our mortgage loan investment portfolio on a loan-by-loan basis as of March 31, 2020 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan	Principal Balance	Carrying Value(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/21/19	$350.8	$318.8	$309.1	L+ 2.9%	L +3.2%	Floating	9/9/24	New York, NY	Office	Light Transitional	$692 Sq ft	72.8%	3
2	Senior Loan	08/07/18	223.0	169.0	167.3	L+ 3.4%	L +3.6%	Floating	8/9/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%	3
3	Senior Loan	12/19/18	210.0	166.2	165.1	L+ 3.6%	L +4.0%	Floating	1/9/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%	3
4	Senior Loan	12/21/18	206.5	200.1	197.5	L+ 2.9%	L +3.2%	Floating	1/9/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%	2
5	Senior Loan	02/27/20	200.7	193.2	190.8	L+ 2.8%	L +3.1%	Floating	3/9/26	East Patchogue, NY	Multifamily	Bridge	$217,003 Unit	78.0%	3
6	Senior Loan	09/18/19	200.0	174.4	171.7	L+ 2.9%	L +3.2%	Floating	9/9/24	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%	3
7	Senior Loan	11/26/19	190.1	172.3	171.2	L+ 3.0%	L +3.2%	Floating	12/9/24	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%	3
8	Senior Loan	06/28/18	190.0	183.4	182.9	L+ 2.7%	L +3.0%	Floating	7/9/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%	3
9	Senior Loan	10/12/17	180.0	180.0	179.3	L+ 3.8%	L +4.0%	Floating	11/9/22	Charlotte, NC	Hotel	Bridge	$257,143 Unit	65.5%	4
10	Senior Loan	09/29/17	173.3	166.1	164.5	L+ 4.3%	L +4.6%	Floating	10/9/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	3
11	Senior Loan	02/14/18	165.0	160.3	159.3	L+ 3.8%	L +4.0%	Floating	3/9/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%	3
12	Senior Loan	09/28/18	160.0	144.6	142.9	L+ 2.8%	L +3.0%	Floating	10/9/23	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%	3
13	Senior Loan	05/15/19	143.0	109.0	107.9	L+ 2.6%	L +2.9%	Floating	5/9/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	3
14	Senior Loan	11/26/19	113.0	113.0	112.5	L+ 3.0%	L +3.3%	Floating	12/9/24	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	4
15	Senior Loan	03/28/19	112.0	112.0	109.5	L+ 6.8%	L +7.8%	Floating	10/9/21	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%	4
16	Senior Loan	07/21/17	106.6	90.0	89.4	L+ 4.5%	L +4.7%	Floating	8/9/24	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%	3
17	Senior Loan	12/20/18	105.9	97.5	97.1	L+ 3.3%	L +3.4%	Floating	1/9/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
18	Senior Loan	12/18/19	101.0	81.0	80.7	L+ 2.6%	L +2.8%	Floating	1/9/25	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	3
19	Senior Loan	08/23/17	99.5	99.5	74.7	L+ 4.4%	L +4.7%	Floating	7/26/22	Houston, TX	Multifamily	Bridge	$347,775 Unit	62.5%	5
20	Senior Loan	01/27/20	94.0	36.7	35.6	L+ 3.3%	L +3.6%	Floating	2/9/25	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%	3
21	Senior Loan	02/27/18	90.0	81.4	79.3	L+ 5.1%	L +5.3%	Floating	3/9/23	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%	4
22	Senior Loan	08/28/19	90.0	40.7	39.5	L+ 3.1%	L +3.3%	Floating	9/9/24	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%	3
23	Senior Loan	09/29/17	89.5	85.3	84.8	L+ 3.9%	L +4.2%	Floating	10/9/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	2
24	Senior Loan	03/27/19	88.2	88.2	85.3	L+ 3.5%	L +3.8%	Floating	4/9/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%	3
25	Senior Loan	03/28/19	88.1	84.6	80.5	L+ 3.7%	L +3.9%	Floating	4/9/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%	4
26	Senior Loan	02/01/17	85.0	85.0	84.7	L+ 4.7%	L +5.0%	Floating	2/9/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%	4
27	Senior Loan	03/07/19	81.3	81.3	80.6	L+ 3.1%	L +3.4%	Floating	3/9/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%	3
28	Senior Loan	06/17/19	79.4	78.5	77.5	L+ 2.8%	L +3.2%	Floating	7/9/25	Boston, MA	Office	Bridge	$187 Sq ft	70.7%	3
29	Senior Loan	08/08/19	76.5	58.5	58.1	L+ 3.0%	L +3.2%	Floating	8/9/24	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	3
30	Senior Loan	12/10/19	75.8	51.0	51.0	L+ 2.6%	L +2.8%	Floating	12/9/24	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	3
31	Senior Loan	04/29/19	70.0	69.6	68.4	L+ 3.3%	L +3.5%	Floating	5/9/24	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%	3
32	Senior Loan	11/29/18	64.2	47.0	45.0	L+ 3.3%	L +3.5%	Floating	12/9/23	Brooklyn, NY	Multifamily	Moderate Transitional	$227,751 Unit	58.0%	4
33	Senior Loan	06/28/19	63.9	55.1	54.5	L+ 2.5%	L +2.7%	Floating	7/9/24	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
34	Senior Loan	09/27/18	63.6	62.1	61.9	L+ 4.7%	L +4.9%	Floating	10/1/20	Dallas, TX	Condominium	Light Transitional	$331 Sq ft	55.6%	2
35	Senior Loan	11/08/19	62.1	54.2	53.9	L+ 3.9%	L +4.3%	Floating	11/9/21	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%	3
36	Senior Loan	06/25/19	62.0	49.5	49.2	L+ 3.1%	L +3.3%	Floating	7/9/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	4
37	Senior Loan	09/12/19	61.2	61.2	60.5	L+ 2.7%	L +2.9%	Floating	10/9/24	Glendale, AZ	Multifamily	Bridge	$177,907 Unit	78.0%	3
38	Senior Loan	06/20/18	61.0	55.1	55.0	L+ 3.0%	L +3.3%	Floating	7/9/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
39	Senior Loan	01/08/19	60.2	36.6	35.7	L+ 3.8%	L +4.1%	Floating	2/9/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	4
40	Senior Loan	01/09/19	60.0	60.0	59.7	L+ 3.4%	L +3.6%	Floating	1/9/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	4
41	Senior Loan	12/18/19	58.8	49.3	48.3	L+ 2.7%	L +3.0%	Floating	1/9/25	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	3
42	Senior Loan	03/12/20	55.0	47.3	46.5	L+ 2.7%	L +2.9%	Floating	3/9/25	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
43	Senior Loan	01/23/18	54.2	52.5	52.4	L+ 3.4%	L +3.6%	Floating	2/9/23	Walnut Creek, CA	Office	Bridge	$121 Sq ft	66.9%	2
44	Senior Loan	01/22/19	54.0	51.2	50.9	L+ 3.4%	L +3.6%	Floating	2/9/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
45	Senior Loan	06/15/18	53.5	42.8	42.6	L+ 3.1%	L +3.3%	Floating	6/9/23	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%	3
46	Senior Loan	10/10/19	52.9	45.2	44.4	L+ 2.8%	L +3.1%	Floating	11/9/24	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
47	Senior Loan	12/20/17	51.0	51.0	50.8	L+ 4.0%	L +4.3%	Floating	1/9/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4

48	Senior Loan	03/12/20	50.2	42.9	42.2	L+ 2.7%		L +2.9%	Floating	3/9/25	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
49	Senior Loan	06/15/18	50.0	43.2	42.7	L+ 3.7%		L +3.9%	Floating	7/9/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
50	Senior Loan	03/29/19	48.5	39.5	39.2	L+ 3.2%		L +3.5%	Floating	4/9/24	Various, VA	Multifamily	Moderate Transitional	$66,989 Unit	58.2%	3
51	Senior Loan	03/30/18	45.9	42.1	41.9	L+ 3.7%		L +3.9%	Floating	4/9/23	Honolulu, HI	Office	Light Transitional	$159 Sq ft	57.9%	3
52	Senior Loan	01/28/19	43.1	38.4	37.4	L+ 3.0%		L +3.2%	Floating	2/9/24	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
53	Senior Loan	03/07/19	39.2	36.9	35.8	L+ 3.8%		L +4.0%	Floating	3/9/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
54	Senior Loan	03/11/19	39.0	39.0	38.6	L+ 3.4%		L +3.6%	Floating	4/9/24	Miami, FL	Hotel	Bridge	$295,455 Unit	59.3%	4
55	Senior Loan	03/10/20	37.5	34.9	34.5	L+ 2.7%		L +3.0%	Floating	3/9/25	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
56	Senior Loan	01/04/18	36.0	29.9	29.8	L+ 3.4%		L +3.7%	Floating	1/9/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	2
57	Senior Loan	06/04/19	34.7	32.0	31.2	L+ 3.5%		L +3.8%	Floating	6/9/24	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
58	Senior Loan	05/27/18	33.0	30.7	28.8	L+ 3.7%		L +3.9%	Floating	6/9/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	4
59	Senior Loan	09/13/19	26.7	25.9	25.1	L+ 2.8%		L +3.0%	Floating	10/9/24	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
60	Senior Loan	06/14/17	23.1	23.1	23.0	L+ 4.9%		L +5.3%	Floating	7/9/20	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
61	Senior Loan	12/21/18	18.0	15.0	14.8	L+ 3.2%		L +3.5%	Floating	1/9/24	Loma Linda, CA	Mixed-Use	Bridge	$88 Sq ft	41.9%	3
62	Senior Loan	11/16/16	11.5	11.5	11.5	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$659 Sq ft	49.8%	4
63	Senior Loan	11/16/16	8.7	8.7	8.7	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$804 Sq ft	43.3%	4
64	Senior Loan	11/16/16	5.3	5.3	5.3	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$861 Sq ft	40.7%	4
65	Senior Loan	11/16/16	2.5	2.5	2.5	L+ 4.1%		L +4.3%	Floating	5/9/21	Manhattan, NY	Condominium	Moderate Transitional	$628 Sq ft	46.6%	4
Subtotal / Weighted Average			5,728.7	5,092.8	5,003.0	L +3.4%	(9)	L +3.7%		4 yrs					65.8%	3
Mezzanine Loans:
66	Mezzanine Loan	06/28/19	35.0	20.0	17.7	L+ 10.3%		L +10.8%	Floating	6/28/25	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35.0	20.0	17.7	L +10.3%		L +10.8%		5.5 yrs					41.0%	3
Total / Weighted Average			5,763.7	5,112.8	5,020.7	L +3.4%		L +3.7%		4 yrs					65.7%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 62, 63, 64 and 65 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2020 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2020, based on unpaid principal balance, 66.0% of our loans were subject to yield maintenance or other prepayment restrictions and 34.0% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of March 31, 2020 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the benefit of interest rate floors embedded in certain of our loans. At March 31, 2020, the weighted average LIBOR floor for our loan portfolio was 1.66%. As of March 31, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2020, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease(3)	50 Basis Point Increase	50 Basis Point Decrease(3)	75 Basis Point Increase	75 Basis Point Decrease(3)
$5,112,808		Interest income	$12,782	$34,526	$25,564	$34,140	$46,222	$34,114
(3,944,333)	(2)	Interest expense	(4,671)	8,508	(14,265)	18,176	(23,859)	33,700
$1,168,475		Total change in net interest income	$8,111	$43,034	$11,299	$52,316	$22,363	$67,814

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes the impact of our CRE debt securities and related liabilities.
(2)

Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, a term loan facility, and asset-specific financings.

(3)

Positive changes in net interest income in decreasing interest rate scenarios is primarily due to interest rate floors on certain floating rate loans and the absence of interest rate floors on approximately 95.4% of our floating rate liabilities; does not contemplate credit, prepayment, capital market or other risks in our floating rate assets and liabilities.

Credit Risk

Our loans and CRE debt securities are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured revolving repurchase agreements. We are subject to “margin call” risk under our secured revolving repurchase agreements. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured revolving repurchase agreements could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Liquidity and Capital Resources—Liquidity Needs” in this Quarterly Report on Form 10-Q for information regarding margin calls that we funded during the quarter ended March 31, 2020. Additionally, if one or more of our secured revolving repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured revolving repurchase agreements as they mature from time to time in the future.

In some situations, we may be forced to sell assets to maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in market liquidity of real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us.

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

Extension Risk

Our Manager computes the projected weighted average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed rate assets could extend beyond the term of the secured debt agreements. We expect that the economic and market disruptions caused by COVID-19 will lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.  For more information regarding the impact of COVID-19 on the financial condition of our borrowers, see “Risk Factors.”

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

During the quarter ended March 31, 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We also anticipate that these conditions will adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see “Risk Factors.”

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Form 10-K filed with the SEC on February 19, 2020.

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

Recently, real estate securities markets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which have negatively impacted our CRE debt securities portfolio. This portfolio was pledged as collateral under daily mark-to-market secured revolving repurchase facilities. Fluctuations in the value of our CRE debt securities portfolio, including as a result of changes in credit spreads, resulted in us being required to post cash collateral with our lenders under these facilities. These fluctuations and requirements to post cash collateral were material.  In an effort to mitigate the impact to our business from these developments, we sold during March, and subsequent to quarter end, all of our CRE debt securities. We recorded aggregate losses from these sales of $203.4 million. Although these losses will be available to offset certain capital gains that we may have now or in the future, these losses will not reduce the amount that we will be required to distribute under the requirement that we distribute to our stockholders at least 90% of our REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

Measures that we have taken and may take in the future to maintain adequate liquidity have negatively impacted our business and may negatively impact our business in the future.

As discussed elsewhere in this Form 10-Q, as a result of extreme short-term volatility and negative pressure in the financial markets, during the quarter ended March 31, 2020, we funded margin calls aggregating $89.8 million. In order to mitigate the impacts to our business from these developments and to maintain adequate liquidity, we were forced to sell certain of our assets at an inopportune time. We realized a loss of $36.2 million in connection with such sales that occurred prior to April 1, 2020, and recorded an impairment charge at March 31, 2020 of $167.3 million. Realized losses incurred in April in connection with the divestiture of the entirety of our CRE debt securities portfolio were equal to the impairment charge.

If this turbulent market environment persists, we may be required to post additional cash collateral with our whole loan lenders in the future. In such a situation, we may be forced to sell additional assets to maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented.

In order to maintain adequate liquidity, we may also decide to retain cash rather than deploying it into investments in income-producing assets. A reduction in the amount of our income-producing assets, including through asset sales, coupled with an increase in uninvested cash would result in diminished earning capacity for the Company and could materially and adversely affect us, our financial condition and our results of operations.

We expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers and limit our ability to grow our business.

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly, and we have been contacted by certain of our borrowers who are seeking to defer the payment of principal and interest on certain of our loans. We have received requests from several borrowers for modifications to existing loan agreements that, if agreed to, would permit borrowers to defer payment of some or all of the interest on their loans for a period of up to six months, and/or the reallocation of certain cash reserve balances within the loan structure for use in paying interest or operating expenses.  In exchange, borrowers and sponsors will be required to provide us additional cash for payment of interest, operating expenses, replenishment of capital reserves.  Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. A number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or sponsor in the event of a default.

We originate and acquire transitional loans, which provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Market and economic disruptions caused by COVID-19, as well as measures intended to prevent the spread of COVID-19, will likely make it more difficult for our borrowers to successfully achieve the business plans for these properties, and we will bear the risk that we may not recover some or all of our investment. This risk may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be concentrated in certain property types that are more adversely affected by COVID-19 than other property types. For example, as of March 31, 2020, certain of the loans in our loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our investments in assets secured by properties that operate in those industries. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to the Consolidated Financial Statements included in this Form 10-Q.

Any future period of payment delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from loans and CRE debt securities in our portfolio, may impair our ability to originate and acquire loans and CRE debt securities, and impede our ability to access the capital markets, which in each case would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the level of new mortgage and other real estate-related loan originations and may expose us to loan impairments.  Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

On April 29, 2020, we received notice from one of our borrowers of the borrower’s intent to convey the property securing our loan to us in order to satisfy the loan and avoid foreclosure proceedings. In the event that we assume the ownership of this or any other property securing any of our loans and we decide to sell such property, the liquidation proceeds upon sale may not be sufficient to recover our cost basis in our loan, resulting in a loss to us. Furthermore, any costs or delays involved in the liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us. We may also be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we assume ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we recently announced that the payment of our previously authorized cash dividend for the first quarter of 2020 would be delayed until July 2020. No assurance can be given that we will be able to make this or any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

Additionally, in 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs (i.e., REITs required to file annual and periodic reports with the SEC under the Exchange Act) to make elective cash/stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduces (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, we may elect to make future distributions of our taxable income in a mixture of our common stock and cash. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Market disruptions caused by COVID-19 have made it more difficult for us to determine the fair value of our investments.

As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q, market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under GAAP. The commercial property investment sales market, and the commercial mortgage loan and CRE debt securities markets, have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of our assets under GAAP. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for our management to formulate assumptions to measure the fair value of our assets.

As a result of these developments, measuring the fair value of our assets has become much more difficult. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of investments treated as available-for-sale or trading assets were materially higher than the values that we ultimately realize upon their disposal.

We have experienced and may experience in the future a decline in the fair value of our investments as a result of COVID-19, which could materially and adversely affect us.

As of March 31, 2020, we did not have the intent to hold certain of our CRE debt securities to maturity. As a result, we recorded an impairment charge of $167.3 million in addition to the $36.2 million of loss on sales realized in the three months ended March 31, 2020. Although this impairment charge was fully realized in April 2020 in connection with the sale of the remainder of our CRE debt securities portfolio, a future decline in the fair value of our investments as a result of COVID-19 may require us to recognize additional impairments against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition and our results of operations.

Negative impacts on our business caused by COVID-19 may cause us to default on certain financial covenants contained in our financing arrangements.

Our current financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to equity ratio, limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements. For a description of certain of the covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Covenants for Outstanding Borrowings.” Historically, we have remained in compliance with the covenants in our financing arrangements. However, as of March 31, 2020, we were not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when we utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured revolving repurchase agreements. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also included a covenant that obligates us to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. We were not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 7, 2020. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

Negative impacts on our business caused by COVID-19 have and will likely continue to make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future. If we fail to meet or satisfy any of these covenants in our financing arrangements and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured revolving repurchase agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of the personnel of TPG provided to our Manager are working remotely. If the TPG personnel provided to our Manager are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

3.2	Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-38156) filed on July 25, 2017)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Amendment No. 6 to Master Repurchase and Securities Contract Agreement, dated as of January 10, 2020, by and between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A.

31.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial and Risk Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2020	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial and Risk Officer
(Principal Financial Officer)