Form 10-Q
period 2020-06-30
TPG RE Finance Trust, Inc.
filed 2020-07-29
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020.

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

As of July 27, 2020, there were 76,756,317 shares of the registrant’s common stock, $0.001 par value per share, and 0 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in this Form 10-Q , in our Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020 and in our Form 10-K filed with the SEC on February 19, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS(1)
Cash and Cash Equivalents	$196,237	$79,182
Restricted Cash	180	484
Accounts Receivable	36	2,344
Accounts Receivable from Servicer/Trustee	80,219	13,741
Accrued Interest and Fees Receivable	29,962	28,107
Loans Held for Investment	5,042,125	4,980,389
Allowance for Credit Losses	(53,557)	—
Loans Held for Investment, Net (includes $2,738,774 and $2,585,030, respectively, pledged as collateral under secured revolving repurchase and secured credit agreements)	4,988,568	4,980,389
Investment in Available-for-Sale CRE Debt Securities, net (includes $0 and $786,408, respectively, pledged as collateral under secured revolving repurchase agreements)	—	787,552
Other Assets, Net	1,102	1,071
Total Assets	$5,296,304	$5,892,870
LIABILITIES AND EQUITY(1)
Liabilities
Accrued Interest Payable	$3,453	$6,665
Accrued Expenses and Other Liabilities	18,679	8,176
Secured Revolving Repurchase, Senior Secured, and Secured Credit Agreements (net of deferred financing costs of $10,313 and $11,632, respectively)	1,845,926	2,448,422
Collateralized Loan Obligations (net of deferred financing costs of $11,305 and $13,632, respectively)	1,823,456	1,806,428
Asset-Specific Financings (net of deferred financing costs of $106 and $294, respectively)	76,894	76,706
Payable to Affiliates	11,025	9,520
Deferred Revenue	149	164
Dividends Payable	48,669	32,835
Total Liabilities	3,828,251	4,388,916
Commitments and Contingencies—See Note 14
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 13,000,000 and 0 shares authorized, respectively; 9,000,000 and 0 shares issued and outstanding, respectively), Net	196,832	—
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 302,500,000 and 300,000,000 shares authorized, respectively; 76,792,432 and 74,886,113 shares issued and outstanding, respectively)	77	75
Class A Common Stock ($0.001 par value per share; 0 and 2,500,000 shares authorized, respectively; 0 and 1,136,665 shares issued and outstanding, respectively)	—	1
Additional Paid-in-Capital	1,559,684	1,530,935
Accumulated Deficit	(288,540)	(28,108)
Accumulated Other Comprehensive Income	—	1,051
Total Stockholders' Equity	1,271,221	1,503,954
Total Permanent Equity	1,271,221	1,503,954
Total Liabilities and Equity	$5,296,304	$5,892,870

(1)

The Company’s consolidated Total Assets and Total Liabilities at June 30, 2020 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2019 include assets and liabilities of VIEs of $2.2 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest Income	$70,051	$88,254	$151,800	$164,855
Interest Expense	(25,865)	(46,426)	(64,322)	(85,793)
Net Interest Income	44,186	41,828	87,478	79,062
OTHER REVENUE
Other Income, net	119	412	447	834
Total Other Revenue	119	412	447	834
OTHER EXPENSES
Professional Fees	4,036	593	5,855	1,272
General and Administrative	860	1,041	1,840	1,485
Stock Compensation Expense	1,686	633	3,087	1,514
Servicing and Asset Management Fees	261	431	537	944
Management Fee	5,115	5,323	10,115	10,466
Incentive Management Fee	—	2,048	—	3,413
Total Other Expenses	11,958	10,069	21,434	19,094
Securities Gains (Impairments)	96	—	(203,397)	—
Credit Loss Benefit (Expense)	10,546	—	(52,802)	—
Income (Loss) Before Income Taxes	42,989	32,171	(189,708)	60,802
Income Tax Expense, net	(61)	(202)	(154)	(421)
Net Income (Loss)	$42,928	$31,969	$(189,862)	$60,381
Series A Preferred Stock Dividends	(5)	(4)	(8)	(7)
Series B Cumulative Redeemable Preferred Stock Dividends	(2,250)	—	(2,250)	—
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$40,673	$31,965	$(192,120)	$60,374
Basic Earnings (Loss) per Common Share	$0.52	$0.43	$(2.53)	$0.85
Diluted Earnings (Loss) per Common Share	$0.52	$0.43	$(2.53)	$0.85
Weighted Average Number of Common Shares Outstanding
Basic:	76,644,038	73,963,337	76,554,680	71,144,696
Diluted:	76,644,038	73,963,337	76,554,680	71,144,696
OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$42,928	$31,969	$(189,862)	$60,381
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	(77)	3,112	(1,051)	3,218
Comprehensive Net Income (Loss)	$42,851	$35,081	$(190,913)	$63,599

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401	—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)	—
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413	$—
Issuance of Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	—	—	—	—	210,598
Issuance of Warrants to Purchase Common Stock	—	—	—	—	—	—	14,402	—	—	14,402	—
Issuance of Common Stock	—	—	160,278	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(18,842)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(985)	—	—	(985)	(14,209)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,686	—	—	1,686	—
Net Income	—	—	—	—	—	—	—	42,928	—	42,928	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(77)	(77)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,255)	—	(2,255)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(443)	—	—	(443)	443
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,448)	—	(15,448)	—
June 30, 2020	125	$—	76,792,432	$77	—	$—	$1,559,684	$(288,540)	$—	$1,271,221	$196,832

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2019	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170	$—
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100	—
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)	—
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	633	—	—	633	—
Net Income	—	—	—	—	—	—	—	28,412	—	28,412	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)	—
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)	—
March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549	$—
Issuance of Common Stock	—	—	978,033	—	—	—	17,432	—	—	17,432	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(197)	—	—	(197)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	881	—	—	881	—
Net Income	—	—	—	—	—	—	—	31,969	—	31,969	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	3,112	3,112	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4)	—	(4)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,494)	—	(31,494)	—
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(491)	—	(491)	—
June 30, 2019	125	$—	72,996,096	$73	1,143,313	$1	$1,492,670	$(29,220)	$1,233	$1,464,757	$—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(189,862)	$60,381
Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(5,627)	(7,898)
Amortization of Deferred Financing Costs	6,539	9,393
Increase in Capitalized Accrued Interest	(550)	—
Loss on Sales of Loans Held for Investment and CRE Debt Securities, Net	217,170	—
Stock Compensation Expense	3,087	1,514
Allowance for Credit Loss Expense	39,029	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	2,308	(4)
Accrued Interest Receivable	(1,078)	(12,224)
Accrued Expenses and Other Liabilities	1,414	(3,525)
Accrued Interest Payable	(3,212)	3,458
Payable to Affiliates	1,505	1,653
Deferred Fee Income	(15)	(72)
Other Assets	(31)	315
Net Cash Provided by Operating Activities	70,677	52,991
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(351,650)	(1,133,817)
Advances on Loans Held for Investment	(123,692)	(117,131)
Principal Repayments of Loans Held for Investment	333,715	608,338
Sales of Loans Held for Investment	5,295	—
Purchase of Available-for-Sale CRE Debt Securities	(168,888)	(632,267)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	766,437	6,641
Net Cash Provided by (Used in) Investing Activities	461,217	(1,268,236)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	—	(311,672)
Payments on Secured Financing Agreements - Loan Investments	(606,265)	(807,471)
Proceeds from Secured Financing Agreements - Loan Investments	695,250	1,746,297
Payments on Secured Financing Agreements - CRE Debt Securities	(824,920)	(4,958)
Proceeds from Secured Financing Agreements - CRE Debt Securities	132,122	550,850
Payment of Deferred Financing Costs	(1,769)	(3,817)
Payments to Repurchase Common Stock	—	(42)
Proceeds from Issuance of Series A Preferred Stock	—	125
Proceeds from Issuance of Series B Cumulative Redeemable Preferred Stock	210,598	—
Proceeds from Issuance of Warrants to Purchase Common Stock	14,402	—
Proceeds from Issuance of Common Stock	12,895	136,532
Dividends Paid on Common Stock	(32,551)	(59,649)
Dividends Paid on Class A Common Stock	(284)	(983)
Dividends Paid on Series A Preferred Stock	(6)	(7)
Dividends Paid on Series B Cumulative Redeemable Preferred Stock	(2,250)	—
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(12,365)	(188)
Net Cash Provided by (Used in) Financing Activities	(415,143)	1,245,017
Net Change in Cash, Cash Equivalents, and Restricted Cash	116,751	29,772
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79,666	40,720
Cash, Cash Equivalents and Restricted Cash at End of Period	$196,417	$70,492
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$60,995	$72,942
Taxes Paid	$5	$368
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, Net	$80,205	$208,697
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, Net	—	960
Proceeds from Secured Financing Agreements Held by Trustee	—	103
Dividends Declared, not paid	48,669	31,985
Accrued Equity Issuance and Transaction Costs	3,035	309
Change in Accrued Deferred Financing Costs	937	1,148
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities	(1,051)	3,218

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has in the past invested in commercial real estate debt securities (“CRE debt securities”) including commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLOs”).

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 19, 2020.

Risks and Uncertainties

The recent outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has evolved rapidly around the globe, with many countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions have created significant disruptions to global supply chains, and adversely impacted several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

The major disruptions caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and material fiscal stimulus expenditures by the federal government. COVID-19 will also likely result in a significant decline in the U.S. Gross Domestic Product.

COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. Many jurisdictions have begun to “reopen” by reducing measures that were previously taken to limit the spread of COVID-19, but the Company cannot predict the length of time that it will take for a meaningful economic recovery to take place. In a number of jurisdictions, these reopening measures led to a surge in new cases of COVID-19 which, in turn, led governmental authorities to reimpose certain of the restrictions that previously had been lifted, which could further materially and adversely affect the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty surrounding the severity and duration of the outbreak, including possible recurrences and differing economic and social impacts of the outbreak in various regions of the United States, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccine for COVID-19, changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19, and (vi) the negative impact on the Company’s borrowers, real estate values and cost of capital.

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

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to: the adequacy of provisions for credit losses and the valuation inputs related thereto; and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to market dislocation resulting from the COVID-19 pandemic. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income including recognition of fees and costs at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case a collection reserve is recorded or the PIK interest is written off.

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

Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.

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

Credit Loss Measurement

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: a model-based approach utilized for substantially all of its loans; and an individually-assessed approach for loans that the Company concludes are ill-suited for use in the model-based approach, or are individually-assessed based on accounting guidance contained in the CECL framework.

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

The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 100,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to generate future expected cash flows which are used to estimate the allowance for credit losses. This methodology appropriately considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company will revert to unadjusted historical loan loss information based on systematic methodology determined at the input level. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach

In instances where the unique attributes of a loan investment render it ill-suited for the model-based approach because it no longer shares risk characteristics with other loans, or because the Company concludes repayment of the loan is entirely collateral-dependent, the Company separately evaluates the amount of expected credit loss using widely accepted real estate valuation techniques, considering substantially the same credit factors as utilized in the model-dependent method. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral as determined by management using valuation techniques, frequently discounted cash flow. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the collateral.

Unfunded Loan Commitments

The Company’s first mortgage loans often contain provisions for future funding conditioned upon the borrower’s execution of its business plan with respect to the underlying collateral property securing the loan. These deferred fundings are typically for base building work, tenant improvement costs and leasing commissions, and occasionally to fund forecasted operating deficits during lease-up, or for interest reserves. These deferred funding commitments may be for specific periods, often require satisfaction by the borrower of conditions precedent, and may contain termination clauses at the option of the borrower or, more rarely, at the Company’s option. The total amount of unfunded commitments does not necessarily represent actual amounts that may be funded in cash in the future, since commitments may expire without being drawn, may be cancelled if certain conditions are not satisfied by the borrower, or borrowers may elect not to borrow some or all of the unused commitment. The Company does not recognize these unfunded loan commitments in its consolidated financial statements.

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

CRE Debt Securities

In the past, the Company acquired CRE debt securities for investment purposes. The Company designates CRE debt securities as available-for-sale (“AFS”) on the acquisition date. CRE debt securities that are classified as AFS are recorded at fair value through other comprehensive income or loss in the Company’s consolidated financial statements. The Company recognizes interest income on its CRE debt securities using the interest method, or on a straight-line basis when it approximates the effective interest method, with any premium or discount amortized or accreted into interest income based on the respective outstanding principal balance and corresponding contractual term of the CRE debt security. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets. The Company uses a specific identification method when determining the cost of a CRE debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income or loss into earnings on the trade date.

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

Declines in fair value of AFS debt securities in an unrealized loss position that are not due to credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Unrealized gains and losses on AFS debt securities presented in the consolidated statement of income and comprehensive income includes the reversal of unrealized gains and losses at the time gains or losses are realized.

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2020, the Company transferred on a non-recourse basis 100% of the senior mortgage loan that the Company originated or co-originated to a third-party lender and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan so transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

The Company financed its CRE debt securities using secured revolving repurchase agreements with daily mark-to-market features and contract maturities of typically 30 days. The related borrowings are recorded as liabilities on the Company’s consolidated balance sheets. Interest income earned on the CRE debt securities and interest expense incurred on the related borrowings are reported in interest income and interest expense, respectively, on the Company’s consolidated statements of income and comprehensive income.

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

The following methods and assumptions are used by our Manager to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents: the carrying amount of cash and cash equivalents approximates fair value.
•

Loans held for investment, net: using a discounted cash flow methodology employing a discount rate for loans of comparable credit quality, structure, and LTV based upon appraisal information and current estimates of the value of collateral property performed by the Manager, and credit spreads for loans of comparable risk (as determined by the Manager based on the factors previously described) as corroborated by inquiry of other market participants.

•

CRE Debt Securities, available for sale: using indications of value from at least two dealers active in trading similar or substantially similar securities; these dealers may use reported trades or valuation estimates from their internal pricing models to determine the reported price.

•

Secured repurchase agreements, senior secured and secured credit facilities, net: based on the rate at which a similar credit facility would currently be priced, as corroborated by inquiry of other market participants.

•

CRE Collateralized Loan Obligations, net: utilizing indications of value from dealers active in trading similar or substantially similar securities, observable quotes from market data services, reported prices and spreads for recent new issues, and Manager estimates of the credit spread on which similar bonds would be issued, or traded, in the new issue and secondary markets.

•	Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying values that approximate fair value due to their short term nature.

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales market, and the commercial mortgage loan and CRE debt securities markets, have and continue to experience extreme volatility, sharply reduced transaction volume, reduced liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for the Company’s management to formulate assumptions to measure the fair value of the Company’s assets.

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

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and, when it was outstanding, Class A common stock), by the weighted-average number of common shares (both common stock and Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock were identical to the common stock, except (1) the Class A common stock was not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and could not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock was convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock.

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all outstanding shares of its Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of the shares of Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed the Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of March 31 and June 30, 2020, there were no shares of the Company’s Class A common stock authorized or outstanding.

Diluted earnings per common share is calculated by including the effect of dilutive securities, including the warrants (the “Warrants”, see Note 12) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”). The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method.

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants, which are exercisable only on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive.

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of our Board of Directors. These share-based awards generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors fully vest on the grant date and accrue dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured financing arrangements other than our CRE CLOs, the initial term of the financing arrangement; (b) for deferred financing costs related to asset specific borrowings under secured financing arrangements other than CRE CLOs, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c) for CRE CLOs issued by Company subsidiaries, over the estimated life of the liabilities issued based on the expected repayment timing of the underlying loans in each CRE CLO, taking into account the two-year reinvestment periods (measured from the issuance date) of each CRE CLO.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2020 and December 31, 2019. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $10 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $23.2 million and $56.9 million, respectively, at June 30, 2020 and December 31, 2019.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan and CRE debt securities activities that have not been remitted to the Company based on established servicing and borrowing procedures. Such amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company. Also included is cash held by the Company’s CRE CLOs pending reinvestment in eligible collateral.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Company elected the accreted redemption value method in which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method, as defined in Note 12. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similar to a dividend on preferred stock for GAAP purposes.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, management concluded that the indicators of substantial doubt about the Company’s ability to continue as a going concern that existed at March 31, 2020 no longer exist.

During the three months ended June 30, 2020, the Company undertook several steps to improve its ability to meet its obligations as they become due, and to sustain operations through at least one year following the date the consolidated financial statements are issued, thus alleviating prior substantial doubt about the Company’s ability to continue as a going concern.

The Company took the following actions to strengthen its liquidity, capital position and maturity profile of its liabilities:

•

Between April 1, 2020 and April 29, 2020, sold 39 separate CRE debt securities investments with an aggregate face value of $782.0 million, repaid related secured indebtedness of $581.7 million, and generated net cash proceeds of $33.1 million.

•	On May 4, 2020, exercised an existing option to extend the maturity date by one year to May 4, 2021 of its secured revolving repurchase agreement with Morgan Stanley Bank, N.A.
•	On May 28, 2020, issued $225.0 million of Series B Preferred Stock with the option to issue an additional $100.0 million in two tranches of $50.0 million prior to December 31, 2020.
•

On May 29, 2020, made voluntary deleveraging payments totaling $157.7 million to seven lenders in connection with its secured revolving repurchase agreements and senior secured credit facilities in exchange for agreements to toll any margin calls for defined periods, subject to certain conditions.

•	On June 26, 2020, exercised an existing option to extend the maturity date to September 29, 2021 of its senior secured credit agreement with Bank of America, N.A.
•	On June 30, 2020, exercised an existing option to extend the maturity date to August 19, 2021 of its secured revolving repurchase agreement with Goldman Sachs Bank USA.

Recently Issued Accounting Guidance

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

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

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to belong to a single portfolio segment, Mortgage Loans, because this is the level at which the Company has developed its systematic methodology to determine the Allowance for Credit Losses. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Accrued but not yet collected interest is separately reported as accrued interest receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to Loans Held for Investment were $17.9 million as of June 30, 2020.

During the three months ended June 30, 2020, the Company did not originate any mortgage loans.

The following table details overall statistics for the Company’s loan portfolio as of June 30, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	65	66
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,635,279	$5,767,279
Unpaid principal balance	$5,055,913	$5,055,913
Unfunded loan commitments(2)	$579,917	$579,917
Amortized cost	$5,042,125	$5,042,125
Weighted average credit spread(3)	3.4%	3.4%
Weighted average all-in yield(3)	5.4%	5.4%
Weighted average term to extended maturity (in years)(4)	3.5	3.5
Weighted average LTV(5)	65.8%	65.8%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At June 30, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of June 30, 2020, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2020 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2020, based on the unpaid principal balance of our total loan exposure, 57.8% of our loans were subject to yield maintenance or other prepayment restrictions and 42.2% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

The following tables present an overview of the mortgage loan investment portfolio by loan seniority as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$5,035,913	$(13,563)	$5,022,350
Subordinated and mezzanine loans	20,000	(225)	19,775
Total	$5,055,913	$(13,788)	$5,042,125
Allowance for credit losses			(53,557)
Loans Held for Investment, Net			$4,988,568

	December 31, 2019
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,978,176	$(17,500)	$4,960,676
Subordinated and mezzanine loans	20,000	(287)	19,713
Total	$4,998,176	$(17,787)	$4,980,389
Allowance for credit losses			—
Loans Held for Investment, Net			$4,980,389

For the six months ended June 30, 2020, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2019	$4,980,389
Additions during the period:
Loans originated and acquired	351,650
Additional fundings	124,242
Amortization of origination fees	5,882
Deductions during the period:
Collection of principal(1)	(420,038)
Change in allowance for credit losses	(53,557)
Balance at June 30, 2020	$4,988,568

(1)	Includes the sale of one loan with an unpaid principal balance of $99.3 million sold during the six months ended June 30, 2020 for $85.5 million resulting in a realized loss of $13.8 million.

At June 30, 2020 and December 31, 2019, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

At June 30, 2020 and December 31, 2019, there was $13.8 million and $17.8 million, respectively, of unamortized loan fees and discounts included in Loans Held for Investment, net in the consolidated balance sheets. The Company recognized the accelerated fee component of prepayment fees (yield maintenance payments) of $0.0 million and $0.0 million, respectively, during the three months ended June 30, 2020 and 2019, and $0.3 million and $0.6 million, respectively, during the six months ended June 30, 2020 and 2019.

Credit Quality Indicators

The Company’s primary credit quality indicator is its risk rating. The Manager assigns each loan to a risk category based on relevant information about the ability of the borrowers to service their debt (including repayment upon loan maturity) such as current operating performance for the property or properties securing the Company’s loans, borrower and guarantor financial information, historical payment experience, credit documentation, public information and current economic trends, market data for the property types and geographic markets applicable to the Company’s loans, among other factors. On a quarterly basis, the Company evaluates all of its loans to assign risk ratings. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.

The Company generally assigns a risk rating of “3” to all newly originated loan investments during the most recent quarter, except in the case of specific circumstances warranting an exception.

The following table presents amortized cost basis by origination year, grouped by risk rating, as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	192,972	—	340,867	87,320	—	621,159
3	163,209	1,801,836	1,134,749	278,944	—	3,378,738
4	—	449,072	158,661	301,199	28,057	936,989
5	—	85,464	—	—	—	85,464
Total mortgage loans	356,181	2,336,372	1,634,277	667,463	28,057	5,022,350
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	19,775	—	—	—	19,775
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	19,775	—	—	—	19,775
Total	$356,181	$2,356,147	$1,634,277	$667,463	$28,057	$5,042,125

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost, and results of the Company’s internal risk rating review performed as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Rating	June 30, 2020	December 31, 2019
1	$—	$—
2	621,159	903,393
3	3,398,513	3,868,696
4	936,989	208,300
5	85,464	—
Total	$5,042,125	$4,980,389
Allowance for Credit Losses	(53,557)	—
Carrying Value	$4,988,568	$4,980,389
Weighted Average Risk Rating(1)	3.1	2.9

(1)	Weighted Average Risk Rating calculated based on amortized cost balance at period end.

The weighted average risk rating calculated as of June 30, 2020 was 3.1, an increase from the 2.9 weighted average risk rating at December 31, 2019.

During the three months ended June 30, 2020:

•

The Company moved one loan from its Category “3” risk rating to its Category “2” risk rating because the collateral has increased rents on renewal leases and new leases while maintaining occupancy, both exceeding the underwritten business plan.

•

The Company moved one loan from its Category “4” risk rating to its Category “5” risk rating because the borrower was delivered a notice of default and notice of acceleration, and the loan was more than 60 days but fewer than 90 days past due.

Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of June 30, 2020. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss levels, see Note 2, Summary of Significant Accounting Policies.

The following table presents activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three and six month periods ended June 30, 2020 (dollars in thousands):

	For the Three Months Ended June 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2020	$73,620	$2,038	$75,658
Credit loss benefit	(22,063)	(38)	(22,101)
Subtotal	51,557	2,000	53,557

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2020	5,807	1,528	7,335
Credit loss benefit	(2,189)	(28)	(2,217)
Subtotal	3,618	1,500	5,118

Total allowance for credit losses	$55,175	$3,500	$58,675

	For the Six Months Ended June 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance (prior to adoption of ASC 326) at January 1, 2020	$—	$—	$—
Impact of adopting ASC 326	16,903	880	17,783
Credit loss expense	34,654	1,120	35,774
Subtotal	51,557	2,000	53,557

Allowance for credit losses on unfunded loan commitments:
Beginning balance (prior to adoption of ASC 326) at January 1, 2020	—	—	—
Impact of adopting ASC 326	1,862	—	1,862
Credit loss expense	1,756	1,500	3,256
Subtotal	3,618	1,500	5,118

Total allowance for credit losses	$55,175	$3,500	$58,675

During the three months ended June 30, 2020, the allowance for credit losses decreased to $58.7 million primarily due to a decline of $24.8 million in the CECL reserve associated with a loan sold during the quarter ended June 30, 2020, offset by an increase in the general reserve of $0.5 million.

Upon the adoption of ASC 326, the allowance for credit losses increased by $19.6 million due to the application of the Current Expected Credit Loss methodology (as described in Note 2) over performing loans on which the Company had previously not carried an allowance for credit losses. For the three months ended March 31, 2020, the Company’s estimate of expected credit losses further increased primarily due to changes in economic outlook stemming from the impact of the COVID-19 pandemic. This increase was caused primarily by the significant adverse change in the macroeconomic forecast utilized in the Company’s loss estimation model due to the COVID-19 pandemic. Additionally, the average risk ratings of the Company’s loans increased from 2.9 as of December 31, 2019 to 3.1 as of June 30, 2020, due primarily to downgrades of nine loans during the first quarter, and one loan during the second quarter, in response to the COVID-19 pandemic. For the three months ended June 30, 2020, the Company’s estimate of expected credit losses was impacted by the sale of a loan at a realized loss less than the amount of CECL reserve attributable to the loan at March 31, sharply recessionary macroeconomic assumptions employed in determining the Company’s model-based CECL reserve, and a decline in total loan commitments and unpaid principal balance. The impact of reduced economic activity due to the COVID-19 pandemic will likely result in reduced activity in capital markets, which may slow the pace of loan repayments, and will likely impact commercial property values and valuation inputs. While the ultimate impact is uncertain, the Company has made certain forward looking adjustments to the inputs of its calculation of the allowance for credit losses to reflect the change in its expectations.

No loan was placed on non-accrual status during the quarters ended June 30, 2020 and March 31, 2020, and at December 31, 2019. As of June 30, 2020, four loans were over 90 days past due but were not placed on non-accrual status due to the Company’s understanding that the loans would soon be made current, and because the Company concluded the accrued interest was adequately secured by collateral value. Full past due payment on these four loans was received by the Company in July 2020. Subsequent to June 30, 2020, one loan was placed on non-accrual status as the borrower failed to make the required debt service payments. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may fail to pay interest which may result in additional loans being placed on non-accrual status during the third quarter of 2020 and later periods.

On June 30, 2020, the Company determined that one first mortgage loan secured by multiple hotel properties met the CECL framework’s criteria for individual assessment. At June 30, 2020, the loan was not on non-accrual status. The amortized cost of the loan was $85.5 million and $81.9 million as of June 30, 2020, and December 31, 2019, respectively. Subsequent to June 30, 2020, the borrower failed to make the required debt service payments and thus the loan was placed on non-accrual status. The Company concluded the borrower is unwilling or unable to support the properties, and foreclosure is probable. Accordingly, it utilized the estimated fair value of the collateral on June 30, 2020 to estimate a loan loss reserve as of that date, which is included in the general CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 11.5%, and a terminal capitalization rate of 8.75%. These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge, experience and judgment.

During the quarter ended June 30, 2020, the Company executed six loan modifications with borrowers. As of June 30, 2020, these loans had an aggregate commitment amount of $484.2 million and an aggregate unpaid principal balance of $457.7 million. None of these loan modifications trigger the requirements for accounting as troubled debt restructurings (TDRs), because they meet the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. The agencies encourage financial institutions and other lenders to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The agencies view loan modification programs to borrowers who were current prior to the outbreak as positive actions that can mitigate adverse effects due to COVID-19. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The Company’s loan modifications temporarily reduce the amount of cash interest collected on certain loans, permit the accrual of a portion of the interest due during the modification period to be repaid at a later date by the borrower, and/or permit the use of existing cash loan reserves to pay interest expense and other property-level expenses. All of the modified loans are performing, and none are on non-accrual status.

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of June 30, 2020 (dollars in thousands):

	Days Outstanding
	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$87,637	$145,385	$28,057	$261,079	$4,761,271	$5,022,350	$28,057
Subordinated and mezzanine loans	—	—	—	—	19,775	19,775	—
Total	$87,637	$145,385	$28,057	$261,079	$4,781,046	$5,042,125	$28,057

At December 31, 2019, all loans were current.

(4) Available-for-Sale Debt Securities

As of June 30, 2020, the Company did not own any CRE debt securities. As of December 31, 2019, the Company had 38 CRE debt securities designated as AFS debt securities. The Company designates its CRE debt securities as AFS upon acquisition. The Company did not acquire any CRE debt securities during the three months ended June 30, 2020. During the six months ended June 30, 2020, all but one of the Company’s CRE debt securities portfolio was pledged as collateral under daily mark-to-market secured revolving repurchase facilities.

During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million included in Securities Gains (Impairments) on the consolidated statement of income and comprehensive income. Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the Company being required to post cash collateral with the Company’s lenders under these facilities. To mitigate the impact to the Company’s business from these developments, the Company decided in late March 2020 to sell all its CRE debt securities portfolio. Accordingly, at March 31, 2020, the Company wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which was recognized as expense in Securities Gains (Impairments) on the consolidated statement of income and comprehensive income. In April 2020, the Company sold the remainder of its CRE debt securities portfolio with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million approximately equal to the impairment charge recorded during the three months ended March 31, 2020. For the six months ended June 30, 2020, the Company recorded total impairment charges of $203.4 million recognized as expense in Securities Gains (Impairments) on the consolidated statement of income and comprehensive income, offset by a small realized gain.

As of June 30, 2020, the Company did not have any CRE debt securities. The following tables summarize the amortized cost, fair value, and unrealized gain of the Company’s CRE debt securities at December 31, 2019 (dollars in thousands):

	December 31, 2019
	Face Amount	Unamortized Premium (Discount), net	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Investments, at Fair Value
CRE CLO	$750,187	$207	$750,394	$1,006	$751,400
Commercial Mortgage-Backed Securities	36,162	(55)	36,107	45	36,152
	$786,349	$152	$786,501	$1,051	$787,552

The amortized cost and estimated fair value of the Company’s CRE debt securities by contractual maturity, not expected life, as of December 31, 2019, are shown in the following table (dollars in thousands):

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Maturity Date
After one, within five years	$1,126	$1,143
After five years	785,375	786,409
Total investment in CRE debt securities, at amortized cost and estimated fair value	$786,501	$787,552

(5) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have issued two collateralized loan obligations to finance approximately $2.2 billion or 42.5% of its loan investment portfolio, measured by unpaid principal balance. On October 25, 2019 (the “FL3 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 permits the Company, during the 24 months after closing of FL3, to contribute eligible new loans or participation interests (the “FL3 Additional Interests”) in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended June 30, 2020, the Company utilized the reinvestment feature two times, contributing $5.8 million of new loans or participating interests in loans, and receiving $2.0 million of cash, after the repayment of $3.8 million of existing borrowings, including accrued interest. For the six months ended June 30, 2020, the Company utilized the reinvestment feature six times, contributing $163.1 million of new loans or participating interests in loans, and receiving $49.3 million of cash, after the repayment of $113.8 million of existing borrowings, including accrued interest.

FL3 Mortgage Assets represented 24.3% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion, as of June 30, 2020.

At June 30, 2020, TRTX 2019-FL3 had $0.1 million of cash available to acquire eligible assets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of June 30, 2020, the Company’s unamortized issuance costs related to TRTX 2019-FL3 were $6.2 million.

Interest expense on the outstanding FL3 Notes is payable monthly. For the three and six months ended June 30, 2020, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $4.8 million and $12.1 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). The TRTX 2018-FL2 indenture permits the Company, during the 24 months after closing of FL2, to contribute eligible new loans or participation interests in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended June 30, 2020, the Company utilized the reinvestment feature twice, contributing $58.8 million of new loans or participation interests in loans, and receiving net cash proceeds of $20.5 million, after the repayment of $38.3 million of existing borrowings, including accrued interest. For the six months ended June 30, 2020, the Company utilized the reinvestment feature five times, contributing $133.0 million of new loans or participation interests in loans, and receiving net cash proceeds of $65.6 million, after the repayment of $67.4 million of existing borrowings, including accrued interest.

At June 30, 2020, TRTX 2018-FL2 had approximately $81.2 million in cash available to acquire eligible assets.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of June 30, 2020, the Company’s unamortized issuance costs were $5.0 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and six months ended June 30, 2020, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $4.0 million and $10.0 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

In accordance with ASC 810, the Company evaluated the key attributes of the issuers of the FL3 Notes (the “FL3 Issuers”) and the issuers of the FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary because it has the ability to control the most significant activities of the FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. Accordingly, the Company consolidates the FL3 Issuers and the FL2 Issuers.

The Company’s total assets and total liabilities as of June 30, 2020 and December 31, 2019 included the following VIE assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	June 30, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents	$38,556	$17,075
Accounts Receivable from Servicer/Trustee	80,206	1,464
Accrued Interest Receivable	1,434	2,178
Loans Held for Investment	2,162,296	2,229,034
Total Assets	$2,282,492	$2,249,751
LIABILITIES
Accrued Interest Payable	$1,412	$2,512
Accrued Expenses	375	732
Collateralized Loan Obligations	1,823,456	1,821,128
Payable to Affiliates	4,620	4,620
Deferred Revenue	133	—
Total Liabilities	$1,829,996	$1,828,992

The following tables outline TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of June 30, 2020 and December 31, 2019 (dollars in thousands):

June 30, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,150,472	$2,150,472	$1,834,761	$1,823,456

December 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,229,034	$2,229,034	$1,834,761	$1,821,128

Assets held by the FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Weighted Average Spread (%)	Weighted Average Maturity (Years)	Weighted Average Spread (%)	Weighted Average Maturity (Years)
Collateral (loan investments)
TRTX 2018-FL2	3.69%	4.5	3.82%	4.2
TRTX 2019-FL3	3.18%	4.2	3.33%	4.1

Debt (notes issued)
TRTX 2018-FL2	1.45%	17.4	1.45%	17.9
TRTX 2019-FL3	1.44%	14.3	1.44%	14.8

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(6) Secured Revolving Repurchase Agreements, Senior Secured and Secured Credit Agreements, and Asset-Specific Financing

At June 30, 2020 and December 31, 2019, the Company had secured revolving repurchase agreements, senior secured and secured credit agreements and an asset-specific financing, all of which were used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the asset-specific financing, these borrowing arrangements contain mark-to-market provisions that permit the lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value due to reasons other than changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines credit spreads have changed for similar borrowing obligations.

At June 30, 2020 and December 2019, the Company had none and four, respectively, secured revolving repurchase agreements which were used to finance its CRE CLO debt investments. These financing arrangements bore interest at a rate equal to LIBOR plus a credit spread negotiated between the Company and its lenders, which was determined primarily by the haircut amount (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) and the rating of the bonds so financed. These borrowing arrangements contained daily mark-to-market provisions that permitted the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. Additionally, these borrowing arrangements typically had maturities of 30 days subject to renewal at the lenders’ option.

On May 4, 2020, the Company exercised an existing option to extend through May 4, 2021 its secured revolving repurchase agreement with Morgan Stanley Bank N.A. On June 29, 2020, the Company exercised an existing option to extend its Goldman Sachs Bank USA secured revolving repurchase facility through August 19, 2021, reduced the commitment amount from $750.0 million to $250.0 million, and obtained an accordion option to increase the commitment amount up to $500.0 million. Additionally, on June 26, 2020, the Company extended the maturity date of its Bank of America senior secured facility to September 29, 2021, reduced the commitment amount from $500.0 million to $200.0 million, and retained an accordion option to increase the total commitment up to $500.0 million.

The following table presents certain information regarding the Company’s secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings as of June 30, 2020 and December 31, 2019. Except as otherwise noted, all agreements are on a full or partial recourse basis (dollars in thousands):

	June 30, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral(1)	Amortized Cost of Collateral
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$119,145	$130,855	$253,285	$252,201
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.8%	1.9%	750,000	396,129	353,871	535,619	533,092
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	199,826	550,174	750,619	748,743
Morgan Stanley(1)	05/04/21	N/A	1 Month LIBOR	1.8%	2.0%	500,000	91,083	408,917	596,590	593,951
JP Morgan(1)	08/20/21	08/20/23	1 Month LIBOR	1.6%	1.7%	400,000	194,720	205,280	354,286	349,402
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.7%	140,930	71,346	69,584	99,405	99,054
Subtotal - Loan Investments						$2,790,930	$1,072,249	$1,718,681	$2,589,804	$2,576,443

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	62,442	137,558	183,411	183,411
Citibank(2)(3)	07/12/20	07/12/20	1 Month LIBOR	2.3%	N/A	160,000	160,000	—	—	—
Subtotal						$360,000	$222,442	$137,558	$183,411	$183,411

Asset-specific Financing
Institutional Lender	10/09/20	10/09/20	1 Month LIBOR	4.2%	4.3%	77,000	—	77,000	112,000	111,799
Subtotal						$77,000	—	$77,000	$112,000	$111,799

Total						$3,227,930	$1,294,691	$1,933,239	$2,885,215	$2,871,653

(1)	Borrowings under secured revolving repurchase agreements and a senior secured credit agreement with a guarantee for 25% recourse from Holdco.
(2)	Borrowings under the secured credit agreement with a guarantee for 100% recourse.
(3)	Subsequent to June 30, 2020, the Citibank credit facility expired by its terms.

	December 31, 2019
Financing Arrangement Secured Revolving Repurchase Agreements	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral	Amortized Cost of Collateral
Goldman Sachs(1)	08/19/20	08/19/22	1 Month LIBOR	1.8%	3.5%	$750,000	$704,563	$45,437	$288,032	$285,962
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.8%	3.6%	750,000	355,372	394,628	593,742	591,238
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	3.3%	750,000	318,240	431,760	542,927	540,725
Morgan Stanley(1)	05/04/20	N/A	1 Month LIBOR	1.9%	3.6%	500,000	105,253	394,747	519,638	515,984
JP Morgan(1)	08/20/21	08/20/23	1 Month LIBOR	1.6%	3.3%	400,000	181,552	218,448	300,677	295,341
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.8%	3.6%	152,240	15,641	136,599	173,253	172,898
Subtotal - Loan Investments			1 Month LIBOR			3,302,240	1,680,621	1,621,619	2,418,269	2,402,148
Goldman Sachs(2)	01/12/20	01/12/20	1 Month LIBOR	0.9%	2.7%	81,143	—	81,143	94,629	94,644
JP Morgan(2)	01/17/20	01/17/20	1 Month LIBOR	0.9%	2.6%	475,881	—	475,881	544,105	545,080
Wells Fargo(2)	01/16/20	01/16/20	1 Month LIBOR	1.0%	2.7%	135,774	—	135,774	161,153	161,384
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	N/A	—	—	—	—	—
Subtotal - CRE Debt Securities						692,798	—	692,798	799,887	801,108
Subtotal						$3,995,038	$1,680,621	$2,314,417	$3,218,156	$3,203,256

Senior Secured and Secured Credit Agreements
Bank of America(1)	09/29/20	09/29/20	1 Month LIBOR	1.8	3.8	500,000	354,363	145,637	182,882	182,882
Citibank(3)	07/12/20	07/12/20	1 Month LIBOR	2.3	4.1	160,000	160,000	—	—	—
Subtotal						$660,000	$514,363	$145,637	$182,882	$182,882

Asset-specific Financing
Institutional Lender	10/09/20	10/09/20	1 Month LIBOR	4.2%	5.9%	77,000	—	77,000	112,000	111,436
Subtotal						$77,000	—	$77,000	$112,000	$111,436

Total						$4,732,038	$2,194,984	$2,537,054	$3,513,038	$3,497,574

(1)	Borrowings under secured revolving repurchase agreements and a senior secured credit agreement with a guarantee for 25% recourse from Holdco.
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

(3)	Borrowings under the secured credit agreement include a guarantee for 100% recourse.

The following table presents the recourse and mark-to-market provisions for the Company’s secured financing arrangements as of June 30, 2020:

	June 30, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/21	N/A	25%	Credit
JP Morgan	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit

Senior Secured and Secured Credit Agreements
Bank of America	09/29/21	09/29/22	25%	Credit
Citibank	07/12/20	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	10/09/20	N/A	N/A

The following table presents the recourse and mark-to-market provisions for the Company’s secured financing arrangements as of December 31, 2019:

	December 31, 2019
Financing Arrangement Secured Revolving Repurchase Agreements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/20	N/A	25%	Credit
JP Morgan	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
CRE Debt Securities
Goldman Sachs	01/12/20	01/12/20	100%	Spread
JP Morgan	01/17/20	01/17/20	100%	Spread
Wells Fargo	01/16/20	01/16/20	100%	Spread
Royal Bank of Canada	N/A	N/A	100%	Spread

Senior Secured and Secured Credit Agreements
Bank of America	09/29/20	09/29/20	25%	Credit
Citibank	07/12/20	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	10/09/20	N/A	N/A

Secured Revolving Repurchase Agreements

At June 30, 2020 and December 31, 2019, the Company had six secured revolving repurchase agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type and advance rate. Assets pledged at June 30, 2020 and December 31, 2019 consisted of 62 and 60 mortgage loans, or participation interests therein, respectively. Under these secured revolving repurchase agreements, the Company transfers all of its rights, title and interest in the loans to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty (lender) collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. The secured revolving repurchase agreements used to finance loan investments are 25% recourse to Holdco.

At June 30, 2020, the Company had no secured revolving repurchase agreements to finance its CRE debt securities as each agreement was terminated during the quarter ended June 30, 2020. At December 31, 2019, the Company had four secured revolving repurchase agreements to finance its CRE debt securities. The facility commitment amounts were based on the carrying value of the assets pledged. Credit spreads varied depending upon the collateral type and advance rate. At December 31, 2019, CRE debt securities pledged consisted of 35 CRE CLO investments and two CMBS investments. The secured revolving repurchase agreements used to finance CRE debt securities were 100% recourse to Holdco and were considered short-term borrowings.

Each of the Company’s secured revolving repurchase agreements has “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured revolving repurchase agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters, which may involve the limitation or enumeration of factors which the repurchase lender may consider when determining market value. In the case of assets that serve as collateral under the Company’s secured revolving repurchase agreements secured by loans, these considerations may include credit-based factors (which are generally based on factors other than those related to the capital markets) and spread-based factors (which are generally based on changes in observable credit spreads in the market for these assets) as described more specifically in the preceding table. The market value of the assets that served as collateral under the Company’s secured revolving repurchase agreements secured by CRE debt securities was redetermined on a daily basis. As a result, during the six months ended June 30, 2020, extreme short-term volatility and negative pressure in the financial markets resulted in the Company being required to post cash collateral with the Company’s lenders under these agreements.

During the period from March 1, 2020 to March 31, 2020, the Company received margin call notices with respect to borrowings against its CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April though cash proceeds from bond sales and increases in market values prior to the Company’s final disposition of its CRE debt securities investments, which occurred on April 29, 2020.  At June 30, 2020, the Company did not own any CRE debt securities and therefore had no associated borrowings and no unsatisfied margin calls.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans, including counterparty concentration risks, at June 30, 2020 (dollars in thousands):

	June 30, 2020
Loan Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$250,000	$253,285	$254,757	$130,945	$123,812	8.4%	780
Wells Fargo	750,000	535,619	537,394	354,301	183,093	12.5%	657
Barclays	750,000	750,619	749,432	550,535	198,897	13.5%	774
Morgan Stanley Bank(4)	500,000	596,590	595,513	409,004	186,509	12.7%	N/A
JP Morgan Chase Bank	400,000	354,286	351,802	205,335	146,467	10.0%	1,146
US Bank	140,930	99,405	99,012	69,652	29,360	2.0%	1,470
Total / Weighted Average	$2,790,930	$2,589,804	$2,587,910	$1,719,772	$868,138		838

(1)	Loan amounts shown in the table include interest receivable of $11.5 million and are net of premium, discount and origination fees of $13.4 million.
(2)	Loan amounts shown in the table include interest payable of $1.1 million and do not reflect unamortized deferred financing fees of $9.7 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approval.

The following table summarizes certain characteristics of the Company’s secured revolving repurchase agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at December 31, 2019 (dollars in thousands):

	December 31, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$288,032	$289,674	$45,900	$243,774	16.6%	962
Wells Fargo	750,000	593,742	594,832	395,039	199,793	13.6%	839
Barclays	750,000	542,927	542,191	432,399	109,792	7.5%	956
Morgan Stanley Bank(4)	500,000	519,638	518,048	395,356	122,692	8.4%	N/A
JP Morgan Chase Bank	400,000	300,677	297,248	218,744	78,504	5.4%	1,328
US Bank	152,240	173,741	173,045	136,734	36,311	2.5%	1,652
Subtotal / Weighted Average	$3,302,240	$2,418,757	$2,415,038	$1,624,172	$790,866		1,062

CRE Debt Securities Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$81,143	$94,629	$108,414	$81,362	$27,052	1.8%	12
JP Morgan	475,881	$544,105	$546,260	$476,307	$69,953	4.8%	17
Wells Fargo	135,774	$161,153	$148,738	$136,021	$12,717	0.9%	16
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$692,798	$799,887	$803,412	$693,690	$109,722		16

Total / Weighted Average - Loans and CRE Debt Securities	$3,995,038	$3,218,644	$3,218,450	$2,317,862	$900,588		685

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

(4)

The secured revolving repurchase agreement provided by Morgan Stanley Bank is excluded from the “Days to Extended Maturity” column because it has no limit on the maximum number of permitted extensions, subject to satisfaction of certain conditions and approvals. For borrowings secured by CRE debt securities, the extended maturity represents the sooner of the next maturity date of the CRE debt securities, the secured revolving repurchase agreement, or the roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. These contracts typically have initial terms of 30 days.

Senior Secured and Secured Credit Agreements

The Company has a senior secured credit agreement with Bank of America N.A. with a maximum commitment amount of $200.0 million, which was reduced from $500.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The senior secured agreement has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.  The senior secured agreement has a current maturity of September 29, 2021 and borrowings bear interest at LIBOR plus 1.75%. At June 30, 2020, $137.6 million was outstanding under the secured credit agreement. This agreement is 25% recourse to Holdco.

At June 30, 2020, the Company had a secured revolving credit agreement (the “Citi Agreement”), with Citibank, N.A. with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally used to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The Citi Agreement had an initial maturity date of July 12, 2020, and borrowings bore interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Citi Agreement with respect to individual pledged assets was 70% and declined over the borrowing term of up to 90 days, after which borrowings against an asset must be repaid. At June 30, 2020, the Company did not have any amounts outstanding, and no assets were pledged, under the Citi Agreement. This agreement was 100% recourse to Holdco. See Note 16 to the Consolidated Financial Statements for information regarding the Company’s decision to allow the Credit Agreement to expire by its terms.

Financial Covenants

The Company’s financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, senior secured and secured credit agreements require Holdco to maintain compliance with the following financial covenants (among others), which were revised on May 28, 2020 as follows:

Financial Covenant	Current Maintenance	Maintenance Prior to May 28, 2020
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter

Minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company, plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company

Debt to Equity	Debt to Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below.	Debt to Equity ratio not to exceed 3.5 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0 until December 2, 2020, and no less than 1.5 to 1.0 thereafter.	Minimum interest coverage ratio of no less than 1.5 to 1.0.

With respect to the tangible net worth covenant, the amendments as of May 28, 2020 revise the definition of tangible net worth such that the baseline amount for testing is reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. With respect to the debt to equity covenant, the amendments revise the definition of equity to include: preferred equity; and an adjustment equal to the sum of the all then-current Current Expected Credit Loss reserves and any loan loss reserves, write-downs, impairments or realized losses taken against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

Financial Covenant relating to the Series B Preferred Stock

For long as the Series B Preferred Stock is outstanding, the Company is required to maintain a debt to equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries.

Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of June 30, 2020 and December 31, 2019. However, as previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020, as of March 31, 2020, the Company was not in compliance with respect to certain covenants included in certain of these agreements. During the three months ended June 30, 2020, this non-compliance was cured and the Company received waivers from the lender under each of the applicable agreements.

Negative impacts on the Company’s business caused by COVID-19 have and will likely continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Asset-Specific Financings

As of June 30, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance one of its loan investments.

On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances. The current initial maturity of this agreement is October 9, 2020, with an extension of 12 months subject to satisfaction of certain requirements by the borrower on the underlying mortgage loan. As of June 30, 2020, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.2%.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to June 30, 2020 and thereafter are as follows (in thousands):

	Collateralized loan obligations	Secured revolving repurchase agreements	Senior secured and secured credit agreements	Asset-specific financing
2020	$265,852	$176,464	$137,558	$77,000
2021	878,971	918,326	—	—
2022	581,129	623,891	—	—
2023	108,809	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$1,834,761	$1,718,681	$137,558	$77,000

The scheduled maturities for the investment grade bonds issued by TRTX 2018-FL2 and TRTX-2019 FL3 are based upon the initial maturity dates of the underlying loans currently held by each trust with no future reinvestment assumed.

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At June 30, 2020, the Company had $173.2 million invested in money market funds with original maturities of less than 90 days. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL2 and TRTX 2019-FL3 (as of June 30, 2020 and December 31, 2019), and secured financing arrangements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest. The Company had no non-recurring fair value items as of December 31, 2019.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,988,568	$—	$—	$4,941,451
Financial Liabilities
Collateralized Loan Obligations	1,823,456	—	—	1,870,231
Secured Financing Arrangements	1,922,820	—	—	1,985,307

	December 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Available for sale CRE Debt Securities	$787,552	$—	$787,552	$—
Loans Held for Investment	4,980,389	—	—	5,004,379
Financial Liabilities
Collateralized Loan Obligations	1,806,428	—	—	1,806,428
Secured Financing Arrangements	2,525,128	—	—	2,525,128

At June 30, 2020, the estimated fair value of Loans Held for Investment was $4.9 billion, or $47.1 million less than carrying value, due to an increase since February 2020 in credit spreads on transitional first mortgage loans due primarily to the COVID-19 pandemic. At December 31, 2019, the estimated fair value of Loans Held for Investment was $5.0 billion, which approximated carrying value, because contractual loan credit spreads reflected then-current market terms. The weighted average gross spread at June 30, 2020 and December 31, 2019 was 3.39% and 3.48%, respectively. The weighted average years to maturity at June 30, 2020 and December 31, 2019 was 3.5 years and 3.8 years, respectively, assuming full extension of all loans.

At June 30, 2020, the estimated fair value of the secured financing agreements was $2.0 billion, or $62.5 million more than carrying value, due to an increase since February 2020 in credit spreads on similar financing arrangements due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the secured financing agreements approximated fair value as the then-current borrowing spreads reflected market terms. At June 30, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities was $1.9 billion, or $46.8 million more than carrying value, due to an increase since February 2020 in credit spreads on these and similar bonds observed in secondary trading activity due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 approximated fair value as then-current lending and borrowing spreads reflected market terms.

Changes in assets and liabilities with Level III fair values for the six months ended June 30, 2020 are as follows:

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Total
Balance at December 31, 2019	$5,004,379	$1,806,428	$2,525,128	$9,335,935
Additions	—	—	—	—
Change in fair value	(62,928)	63,803	(539,821)	(538,946)
Transfers into Level III	—	—	—	—
Transfers out of Level III	—	—	—	—
Disposals	—	—	—	—
Balance at June 30, 2020	$4,941,451	$1,870,231	$1,985,307	$8,796,989

There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the six months ended June 30, 2020.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2020 and December 31, 2019, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2020, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three and six months ended June 30, 2020 and 2019, the Company incurred no federal, state or local tax relating to its TRSs. For the three months ended June 30, 2020 and 2019, the Company recognized $0.2 million and $0.2 million, respectively, of federal, state and local tax expense. For the six months ended June 30, 2020 and 2019, the Company recognized $0.2 million and $0.4 million, respectively, of federal, state and local tax expense. At June 30, 2020 and 2019, the Company’s effective tax rate was 0.2% and 0.7%, respectively.

As of June 30, 2020 and December 31, 2019, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 to March 31, 2020, the Company sold ten separate CRE debt securities with an aggregate face value of $179.3 million, generating gross sales proceeds of $143.1 million. After retiring $141.0 million of repurchase financing and generating net cash proceeds of $2.2 million, the Company recorded aggregate losses from these sales of $36.2 million. In April 2020, the Company sold 39 separate CRE debt securities with an aggregate face value of $781.7 million, generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million, offset by a small gain on one bond sale. These losses, which total $203.4 million, are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

(10) Related Party Transactions

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement between the Company and the Manager (as amended, the “Management Agreement”). Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) or 1.50% per annum (0.375% per quarter) of the Company’s “Equity” as defined in the Management Agreement. Proceeds from the issuance of Series B Preferred Stock is included in the Company’s Equity for purposes of determining the base management fee. The base management fee is payable in cash, quarterly in arrears.  The Manager is also entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period, including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period, including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period. No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement, as amended, specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

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

For long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager has agreed to reduce by 50% the base management fee attributable to the inclusion of the Series B Preferred Stock in the Company’s Equity, such that the base management fee rate applicable to the Series B Preferred Stock included in the equity base will equal 0.75% per annum, instead of 1.50% per annum as provided in the Management Agreement.

Management Fees Incurred and Paid for the Three and Six Months ended June 30, 2020 and 2019

For the three and six months ended June 30, 2020 and 2019, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management Agreement fees incurred	$5,115	$7,371	$10,115	$13,879
Management Agreement fees paid	—	6,508	7,252	12,608

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at June 30, 2020 and December 31, 2019 are $10.1 million and $7.3 million, respectively. The Manager agreed to allow the Company to defer until July 6, 2020 payment of the base management fee due as of March 31, 2020 of $5.0 million, which was paid on July 6, 2020. No such deferral was granted for the quarter ended June 30, 2020, nor are similar deferrals expected in the future. No incentive management fee was earned during the quarter ended June 30, 2020.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and six months ended June 30, 2020, the Manager incurred $0.3 million and $0.5 million, respectively, of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager will not seek reimbursement for reimbursable expenses in excess of the greater of (x) USD $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. For each of the quarters ended March 31 and June 30, 2020, the Company reimbursed to the Manager $250,000 of reimbursable expenses, and the Manager elected not to seek reimbursement for reimbursable amounts in excess thereof, which at June 30, 2020 were not material.  There can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters. If the product of 20% multiplied by eligible reimbursable expenses is expected to exceed $1.0 million annually, the Manager is obligated to inform and review with the Company’s board of directors the methodology and rationale for such an increase in advance of the delivery to the Company of a written request for reimbursement reflecting such increase.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of June 30, 2020, $0.9 million remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. As of June 30, 2019, there were no amounts outstanding that were reimbursable by the Company to the Manager.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, since the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2020 and 2019, $0.1 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the six months ended June 30, 2020 and 2019, $0.4 million and $0.3 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs will be accreted over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similar to a dividend on preferred stock for GAAP purposes. For the three and six months ended June 30, 2020, these adjustments totaled $0.4 million.

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants issued pursuant to the Company’s issuance of Series B Preferred Stock. The number of incremental shares is calculated by applying the treasury stock method. For the six months ended June 30, 2020, the Warrants were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2020, and the weighted-average number of shares of common stock and Class A common stock outstanding for the three and six months ended June 30, 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$40,673	$31,965	$(192,120)	$60,374
Participating Securities' Share in Earnings (Loss)	(125)	(138)	(393)	(279)
Accretion of Discount on Series B Preferred Stock	(443)	—	(443)	—
Net Income (Loss) Attributable to Common Stockholders	$40,105	$31,827	$(192,956)	$60,095
Weighted Average Common Shares Outstanding, Basic and Diluted	76,644,038	73,963,337	76,554,680	71,144,696
Per Common Share Amount, Basic and Diluted	$0.52	$0.43	$(2.53)	$0.85

(12) Stockholders’ Equity

Series B Preferred Stock and Warrants to Purchase Shares of Common Stock

On May 28, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., under which the Company agreed to issue and sell to the Purchaser up to 13,000,000 shares of the Company’s 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15,000,000 shares (subject to adjustment) of the Company’s Common Stock, for an aggregate cash purchase price of up to $325,000,000.  Such purchases may occur in up to three tranches. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants.

On May 28, 2020, the Purchaser acquired the first tranche of the Investment Agreement, consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company, at its option, may sell to the Purchaser the second and third tranches on or prior to December 31, 2020. Each of the second and third tranches consists of 2,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 1,500,000 shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche.

Series B Preferred Stock

The Company’s Series B Preferred Stock has a liquidation preference over all other classes of the Company’s equity other than Series A Preferred Stock, which has liquidation preference over the Series B Preferred Stock.

Series B Preferred Stock bears a dividend at 11% per annum, accrued daily and compounded semi-annually, which is payable quarterly in cash; provided that up to 2.0% per annum of the liquidation preference may be paid, at the option of the Company, in the form of additional shares of Series B Preferred Stock.

The Company, at its option, may redeem for cash, any or all outstanding shares of Series B Preferred Stock at a price (the “Optional Redemption Price”) equal to (i) at any time on or before the two-year anniversary of the Original Issuance Date (as defined in the Articles Supplementary), at a price equal to the greater of (a) 105.0% of the sum of the liquidation preference of $25.00 per share of Series B Preferred Stock (the “Preference Amount”) (including all dividends (including any Accrued Dividends)) and (b) the Preference Amount (including all dividends (including Accrued Dividends)) plus the Make-Whole Amount (equal to the dividends that would have been earned from the redemption date through and including the second anniversary date of the Original Issuance Date, and as further defined in the Articles Supplementary) per share of Series B Preferred Stock to be redeemed; (ii) at any time after the two-year anniversary of the Original Issuance Date but on or prior to the three-year anniversary of the Original Issuance Date, at a price equal to 105.0% of the Preference Amount (including all dividends (including Accrued Dividends)) as of the redemption date; (iii) at any time after the three-year anniversary of the Original Issuance Date but on or prior to the four-year anniversary of the Original Issuance Date, at a price equal to 102.5% of the Preference Amount (including all dividends (including Accrued Dividends)) as of the redemption date; or (iv) at any time after the four-year anniversary of the Original Issuance Date, at a price equal to 100.0% of the Preference Amount (including all dividends (including Accrued Dividends)) as of the redemption date, subject to certain limitations.

If the Company or the Company’s Manager undergoes a Change in Control (as defined in the Articles Supplementary), holders of shares of Series B Preferred Stock may require the Company to repurchase any or all of such shares of Series B Preferred Stock for a cash purchase price equal to the then-applicable Optional Redemption Price (the “Change of Control Redemption Price”). In addition, upon any such Change of Control, the Company shall have the right, but not the obligation, to redeem any or all of the outstanding shares of Series B Preferred Stock at the Change of Control Redemption Price, subject to certain limitations.

Holders of shares of Series B Preferred Stock may also require the Company to redeem all or any portion of their shares of Series B Preferred Stock, for a cash purchase price equal to 100.0% of the Preference Amount (including all dividends (including any Accrued Dividends) with respect to such shares of Series B Preferred Stock accrued but unpaid to, but not including the then-applicable redemption date), at any time: (i) after May 28, 2024; or (ii) following the occurrence of an Approval Right Default (as defined below).

Each holder of Series B Preferred Stock will have one vote per share on any matter on which holders of Series B Preferred Stock are entitled to vote and will vote separately as a class (as described below), whether at a meeting or by written consent. The holders of Series B Preferred Stock will have exclusive voting rights on an amendment to the Company’s charter (the “Charter”) that would alter only the contract rights of the Series B Preferred Stock.

The vote or consent of the holders of at least a majority of the shares of Series B Preferred Stock outstanding at such time, voting together as a separate class, is required in order for the Company to (i) amend or waive any provision of the Charter or the Second Amended and Restated Bylaws of the Company in a manner that would materially and adversely affect the rights, preferences, or privileges of the Series B Preferred Stock; (ii) issue any capital stock ranking senior or pari passu to the Series B Preferred Stock (or securities or rights convertible or exchangeable into, or exercisable for, any capital stock ranking senior or pari passu to the Series B Preferred Stock); (iii) issue any equity securities of any subsidiary of the Company (or any securities or rights convertible or exchangeable into, or exercisable for, such equity securities) to any third party other than the Company and or the Company’s wholly-owned subsidiary; (iv) permit any Non-Target Asset Event (as defined in the Articles Supplementary); (v) pay any dividend or distribution in cash, capital stock or other assets of the Company on or in respect of, or the repurchase or redemption of, capital stock ranking pari passu or junior to the Series B Preferred Stock, subject to certain exceptions; (vi) incur Indebtedness, subject to certain exceptions, (vii) take any Restricted Indebtedness Action (as defined in the Articles Supplementary); (viii) liquidate, dissolve, or wind up the Company; or (ix) agree to undertake any of the actions described in clauses (i) through (viii) above, in each case subject to the terms and conditions set forth in the Articles Supplementary.

The taking of any of the actions described in the prior paragraph (subject to certain exceptions and the Company’s ability to cure such action, in each case as specified in the Articles Supplementary) without the vote or consent of the holders of at least a majority of the shares of Series B Preferred Stock outstanding at such time shall be deemed to be an “Approval Right Default”.

On the issuance date, the Company retained third party valuation experts to assist with estimating the fair value of the Series B Preferred Stock and the Warrants using the binomial lattice model. Based on the Warrants’ relative fair value to the fair value of the Series B Preferred Stock, approximately $14.4 million of the $225.0 million proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount. The Company elected the accreted redemption value method whereby this discount will be accreted over four years using the effective interest method, resulting in an increase in the carrying value of the Series B Preferred Stock. Additionally, $14.2 million of costs directly related to the issuance will be accreted using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similar to a dividend on preferred stock for GAAP purposes.

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement.

   Subject to certain limitations, no shares of Common Stock will be issued or delivered upon any proposed exercise of any Warrant, and no Warrant will be exercised, in each case, to the extent that such exercise or issuance of Common Stock would result in a Registered Holder (as defined in the Warrant Agreement) beneficially owning in excess of 19.9% of the Stockholder Voting Power (as defined in the Warrant Agreement) as of May 28, 2020 (appropriately adjusted to reflect any stock splits, stock dividends or other similar events).

The foregoing descriptions of the Investment Agreement, the terms of the Series B Preferred Stock and the Warrants, the Articles Supplementary, the Warrant Agreement, the Registration Rights Agreement, the Amendments and the transactions contemplated thereby are not complete and are qualified in their entirety by reference to the full text of the Investment Agreement, the Articles Supplementary, the Warrant Agreement, the Registration Rights Agreement and the Amendments, which are attached as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference.

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of June 30, 2020, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. At June 30, 2020, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended June 30, 2020, the Company sold no shares of common stock under this arrangement. For the six months ended June 30, 2020, the Company sold $0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million. For the three and six months ended June 30, 2020, the Company paid commissions totaling $0.2 million and $0.2 million, respectively. The Company used the proceeds from the offering to originate commercial real estate loans, acquire CRE debt securities and for general corporate purposes. For the three and six months ended June 30, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

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

Dividends

Upon the approval of the Company’s Board of Directors, the Company accrues dividends. Dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to holders of the Company’s Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference, and then to the holders of the Company’s common stock. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On June 16, 2020 the Company’s Board of Directors declared and approved a cash dividend for the second quarter of 2020 in the amount of $0.20 per share of common stock, or $15.4 million in the aggregate, which was paid on July 24, 2020 to holders of record of the Company’s common stock as of June 26, 2020.  On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of its declared first quarter cash dividend to stockholders of record as of June 15, 2020. This dividend was paid on July 14, 2020.

On June 16, 2020, the Company’s Board of Directors declared a cash dividend for the second quarter of 2020 in the amount of $0.25 per share of Series B Preferred Stock, or $2.25 million in the aggregate, which dividend was paid on June 30, 2020 to the holder of record of our Series B Preferred Stock as of June 15, 2020.

On June 18, 2019, the Company’s Board of Directors declared a dividend for the second quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which was paid on July 25, 2019 to holders of record of our common stock and Class A common stock as of June 28, 2019.

For the six months ended June 30, 2020 and 2019, common stock and Class A common stock dividends in the amount of $48.7 million and $63.6 million, respectively, were declared and approved.

As of June 30, 2020 and December 31, 2019, $48.7 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Share-Based Incentive Plan

The Company does not have any employees as it is externally managed by the Manager. However, as of June 30, 2020, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

The Company’s Board of Directors has adopted, and the Company’s stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long-term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors.

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan.   The following table presents the number of shares associated with outstanding awards that will vest over the next four years. Shares presented for the current year, 2020, includes 121,018 shares which have vested during the period from January 1, 2020 to June 30, 2020.

Vesting Year	Shares of Common Stock
2020	229,521
2021	229,522
2022	102,389
2023	62,574
624,006

As of June 30, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $9.1 million. This cost is expected to be recognized over a weighted average period of 1.2 years from June 30, 2020. For the three months ended June 30, 2020 and 2019, the Company recognized $1.7 million and $0.6 million, respectively, of share-based compensation expense. For the six months ended June 30, 2020 and 2019, the Company recognized $3.1 million and $1.5 million, respectively, of share-based compensation expense.

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

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s financial statements. These commitments to extend credit are made as part of the Company’s lending activities on loans the Company intends to hold in its portfolio of loans held for investment. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2020 and December 31, 2019 was $579.9 million and $630.6 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $5.1 million which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets at June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of June 30, 2020 and December 31, 2019 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	June 30, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,807,923	$414,240	49.9%	$2,393,683	47.3%
Multifamily	1,253,132	76,395	22.2%	1,176,737	23.3%
Hotel	737,293	29,460	13.1%	708,384	14.0%
Mixed Use	604,993	56,016	10.7%	548,977	10.9%
Condominium	86,938	1,525	1.5%	85,413	1.7%
Retail	33,000	2,281	0.6%	30,719	0.6%
Other	112,000	—	2.0%	112,000	2.2%
Total	$5,635,279	$579,917	100.0%	$5,055,913	100.0%

	December 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,925,749	$438,800	52.0%	$2,486,949	49.9%
Multifamily	1,104,946	69,061	19.6	1,035,885	20.7
Hotel	752,293	40,088	13.4	712,205	14.2
Mixed-Use	604,993	78,835	10.7	526,158	10.5
Condominium	95,784	1,524	1.7	94,260	1.9
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	2.0	112,000	2.2
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest of $0.6 million and $0.0 million at June 30, 2020 and December 31, 2019, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	June 30, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,450,224	$225,591	43.5%	$2,224,633	44.1%
South	1,348,021	123,230	23.9%	1,225,342	24.2%
West	1,320,583	170,766	23.4%	1,149,817	22.7%
Midwest	428,351	57,951	7.6%	370,400	7.3%
Various	88,100	2,379	1.6%	85,721	1.7%
Total	$5,635,279	$579,917	100.0%	$5,055,913	100.0%

	December 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,182,659	$214,938	38.7%	$1,967,721	39.4%
South	1,342,794	124,939	23.9	1,217,855	24.4
West	1,397,431	201,690	24.8	1,195,741	23.9
Midwest	482,804	83,178	8.6	399,626	8.0
Various	223,077	5,844	4.0	217,233	4.3
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest of $0.6 million and $0.0 million at June 30, 2020 and December 31, 2019, respectively.

Category

A summary of the loan portfolio by category as of June 30, 2020 and December 31, 2019 based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$1,859,465	$55,614	33.0%	$1,804,402	35.7%
Light Transitional	1,957,935	201,804	34.8%	1,756,131	34.7%
Moderate Transitional	1,782,879	307,499	31.6%	1,475,380	29.2%
Construction	35,000	15,000	0.6%	20,000	0.4%
Total	$5,635,279	$579,917	100.0%	$5,055,913	100.0%

	December 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,001,962	$49,057	35.6%	$1,952,905	39.1%
Light Transitional	1,890,762	219,138	33.6	1,671,624	33.4
Moderate Transitional	1,701,041	347,394	30.2	1,353,647	27.1
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest of $0.6 million and $0.0 million at June 30, 2020 and December 31, 2019, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additionally, 47.3% of the Company’s loan portfolio measured by commitment amount is secured by properties located in the southern and western regions of the United States, which have recently experienced a surge in infection rates prompting certain states and municipalities to slow or reverse reopening of the local economies. Delayed re-openings could adversely affect the Company’s loan investments secured by properties in these regions.

(16) Subsequent Events

The following events occurred subsequent to June 30, 2020:

Senior Mortgage Loan Activity

Subsequent to June 30, 2020, the Company did not originate any new loans and did not receive any loan repayments in full.

In connection with that certain first mortgage loan in our portfolio with an original commitment amount of $90.0 million and an unpaid principal balance of $81.4 million, we entered into a non-binding letter of intent to modify this loan, and permit the purchaser of the property to assume such loan. Following the modification and assumption, the financing is expected to have an unpaid principal amount of $79.4 million, a LIBOR floor of 0.75% and an interest rate of LIBOR plus 3.0%.  There can be no assurance that this transaction will close on these terms, or close at all.

Expiration of Secured Credit Facility

On July 12, 2020, the Company’s $160.0 million secured credit facility with Citibank., N.A. expired by its terms. There were no assets pledged or borrowings outstanding under the arrangement at expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 19, 2020. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the SEC on February 19, 2020.

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

As of June 30, 2020, our loan investment portfolio consisted of 64 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.6 billion, an aggregate unpaid principal balance of $5.1 billion, a weighted average credit spread of 3.4%, a weighted average all-in yield of 5.4%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.5 years, and a weighted average LTV of 65.8%. As of June 30, 2020, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.4% were first mortgage loans and 0.6% was a mezzanine loan. As of June 30, 2020, we had $579.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

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

During the six months ended June 30, 2020, the novel coronavirus (“COVID-19”) pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity improves. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, extending the terms and reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. For more information regarding the impact that COVID-19 has had and may have on our business, see “Risk Factors.”

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

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, management concluded that the indicators of substantial doubt about our ability to continue as a going concern that existed at March 31, 2020 no longer exist.

During the three months ended June 30, 2020, we undertook several steps to improve our ability to meet our obligations as they become due, and to sustain operations through at least one year following the date the consolidated financial statements are issued, thus alleviating prior substantial doubt about our ability to continue as a going concern. We took the following actions to strengthen our liquidity, capital position and maturity profile of our liabilities:

•

Between April 1, 2020 and April 29, 2020, sold 39 separate CRE debt securities investments with an aggregate face value of $782.0 million, repaid related secured indebtedness of $581.7 million, and generated net cash proceeds of $33.1 million.

•	On May 4, 2020, exercised an existing option to extend the maturity date by one year to May 4, 2021 of our secured revolving repurchase agreement with Morgan Stanley Bank, N.A.
•

On May 28, 2020, issued $225.0 million of Series B Cumulative Redeemable Preferred (“Series B Preferred”) Stock with the option to issue an additional $100.0 million in two tranches of $50.0 million prior to December 31, 2020.

•

On May 29, 2020, made voluntary deleveraging payments totaling $157.7 million to seven lenders in connection with our secured revolving repurchase agreements and senior secured credit facilities in exchange for agreements to toll any margin calls for defined periods, subject to certain conditions.

•	On June 26, 2020, exercised an existing option to extend the maturity date to September 29, 2021 of our senior secured repurchase agreement with Bank of America, N.A.
•	On June 30, 2020, exercised an existing option to extend the maturity date to August 19, 2021 of our secured repurchase agreement with Goldman Sachs Bank USA.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, Core Earnings, and book value per share. For the three months ended June 30, 2020, we recorded earnings per diluted common share of $0.52, an increase of $3.57 of earnings per share from the three months ended March 31, 2020, primarily due to the absence of a realized loss on our CRE debt securities incurred during the first quarter and a reduction in allowance for credit losses in the second quarter of 2020. Core Earnings per diluted common share was $0.23 for the three months ended June 30, 2020, an increase of $2.43 from the three months ended March 31, 2020.

For the three months ended June 30, 2020, we declared a cash dividend of $0.20 per share, which was paid on July 24, 2020. On March 23, 2020, we announced the deferral of our previously authorized cash dividend for the first quarter of 2020 of $0.43 per share of common stock to July 14, 2020 to stockholders of record as of June 15, 2020. This dividend was paid on July 14, 2020.

Our book value per common share as of June 30, 2020 was $16.55, a $0.49 increase from our book value per common share as of March 31, 2020, primarily due to the issuance of $14.4 million of common stock warrants in connection with our Series B Preferred Stock as described in Note 12 to our Consolidated Financial Statements, and our increased GAAP net income of $42.9 million, offset by our declaration of a second quarter dividend of $0.20 per common share and expenses incurred in connection with our offering of Series B Preferred Stock. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants, which are exercisable on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive.

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.(1)	$40,673	$(232,793)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted(2)	76,644,038	76,465,322
Basic and Diluted Earnings (Loss) per Common Share(2)	$0.52	$(3.05)
Dividends Declared per Common Share(2)	$0.20	$0.43

(1)	Represents net income attributable to holders of our common stock after deducting Series A and Series B Preferred Stock dividends.
(2)	Weighted average number of shares outstanding, earnings per common share and dividends declared per common share includes common stock.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net Income (Loss) Attributable to Common Stockholders(1)	$40,105	$(233,061)
Non-Cash Stock Compensation Expense	1,686	1,401
Credit Loss Expense (Benefit)(2)	(24,318)	63,348
Core Earnings	$17,473	$(168,312)
Weighted-Average Common Shares Outstanding, Basic and Diluted(3)	76,644,038	76,465,322
Core Earnings (Loss) per Common Share, Basic and Diluted(3)	$0.23	$(2.20)

(1)

Represents GAAP net income attributable to our common and Class A common stockholders after deducting dividends paid on participating securities. For more information regarding the calculation of earnings per share using the two-class method, see Note 11 to our Consolidated Financial Statements in this Form 10-Q.

(2)

The Credit Loss Benefit for the quarter ended June 30, 2020 excludes a realized loss of $13.8 million on one loan sold during the three months ended June 30, 2020 included in Credit Loss Benefit (Expense) in our Consolidated Statements of Income and Comprehensive Income.

(3)	Weighted average number of shares outstanding includes common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	June 30, 2020	March 31, 2020
Total Stockholders’ Equity and Temporary Equity	$1,468,053	$1,231,413
Series B Preferred Stock	(196,832)	—
Series A Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,271,096	$1,231,288
Number of Common Shares Outstanding at Period End	76,792,432	76,650,996
Book Value per Common Share	$16.55	$16.06

Second Quarter 2020 Activity

Operating Results:

•	Generated GAAP Net Income of $42.9 million, or $0.52 per share, an increase of $10.9 million, or 34.1%, compared to the three months ended June 30, 2019.
•	Increased net interest margin to $44.2 million for the three months ended June 30, 2020 from $43.3 million for the prior quarter, an increase of $0.9 million, or 2.1%.
•

Recorded a reduction in allowance for credit loss of $24.3 million driven by the reversal of the reserve associated with one loan sold during the quarter of $24.8 million offset by an increase in the general reserve of $0.5 million.

Investment Portfolio Activity:

•	Sold one loan with an unpaid principal balance of $99.3 million for $85.5 million resulting in a loss on sale of $13.8 million.
•	Funded $62.5 million in future funding obligations associated with existing loans.
•	Received partial loan repayments of $20.1 million.
•

Sold 39 separate CRE debt securities investments with an aggregate face value of $782.0 million, and an impaired face value of $604.5 million, generating net cash proceeds of $33.1 million after repaying related secured indebtedness of $581.7 million.

Financing Activity:

•

Issued $225.0 million of Series B Preferred Stock, generating net proceeds of $55.2 million, after deleveraging payments of $157.7 million to our secured lenders as described below, and issuance costs of $12.1 million.

•	Reinvested $64.6 million in TRTX 2018-FL2 and TRTX 2019-FL3, involving four loans or participation interests therein.
•

Made voluntary deleveraging payments totaling $157.7 million to seven of our secured lenders to reduce our borrowings and limit our exposure to margin calls for defined periods, subject to certain conditions.

•	On May 4, 2020, exercised an existing option to extend the maturity date by one year to May 4, 2021 of our secured revolving repurchase agreement with Morgan Stanley Bank, N.A.
•	On June 26, 2020, exercised an existing option to extend the maturity date to September 29, 2021 of our senior secured repurchase agreement with Bank of America, N.A.
•	On June 29, 2020, exercised an existing option to extend the maturity date to August 19, 2021 of our secured repurchase agreement with Goldman Sachs Bank USA.

Liquidity:

Available liquidity at June 30, 2020 of $333.6 million was comprised of:

•	Cash on hand of $196.2 million, of which $173.0 million was available for investment or general corporate purposes.
•	$81.3 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 available for investment depending upon our ability to contribute eligible collateral.
•

Undrawn capacity under secured borrowing arrangements of $56.1 million, of which $46.2 million was immediately available. Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender, and there can be no certainty that each lender will provide such funding if so requested by the Company.

Additionally, the Company has the option to issue up to $100.0 million of additional Series B Preferred Stock prior to December 31, 2020, provided notice is given to the purchaser not later than December 11, 2020.

Portfolio Overview

The Company’s interest-earning assets include its portfolio of floating rate mortgage loans and, CRE debt securities (through April 30, 2020 only). At June 30, 2020, our loan portfolio was comprised of 65 loans totaling $5.6 billion of commitments with an unpaid principal balance of $5.1 billion, as compared to 66 loans with $5.8 billion of commitments and an unpaid principal balance $5.1 billion at March 31, 2020. At June 30, 2020, we held no CRE debt securities, as compared to 37 investments with an aggregate bond face amount of $767.3 million, an impaired face value of $604.5 million, and an aggregate carrying value of $604.8 million at March 31, 2020.

Loan Portfolio

During the three months ended June 30, 2020, we did not originate any loans. Loan fundings included $62.5 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments totaled $20.1 million due to scheduled amortization and receipt of release price payments in connection with partial releases of collateral sold or refinanced by our borrowers. Additionally, we sold one loan with an unpaid principal balance of $99.3 million for $85.5 million, resulting in a $13.8 million loss on sale. We generated interest income of $70.1 million and incurred interest expense of $25.9 million, which resulted in net interest income of $44.2 million.

The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2020 and March 31, 2020 (dollars in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020
Loan originations and acquisitions — initial funding	$—	$353,532
Other loan fundings(1)	62,524	61,720
Loan repayments	(20,146)	(300,619)
Loan sale(2)	(99,272)	—
Total loan fundings, net	$(56,894)	$114,633

(1)	Additional fundings made under existing loan commitments.
(2)	Excludes realized loss on sale of $13.8 million.

The following table details overall statistics for our loan portfolio as of June 30, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	65	66
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,635,279	$5,767,279
Unpaid principal balance	$5,055,913	$5,055,913
Unfunded loan commitments(2)	$579,917	$579,917
Amortized cost	$5,042,125	$5,042,125
Weighted average credit spread(3)	3.4%	3.4%
Weighted average all-in yield(3)	5.4%	5.4%
Weighted average term to extended maturity (in years)(4)	3.5	3.5
Weighted average LTV(5)	65.8%	65.8%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At June 30, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(3)

As of June 30, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2020 for weighted average calculations.

(4)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2020, based on the unpaid principal balance of our total loan exposure, 57.8% of our loans were subject to yield maintenance or other prepayment restrictions and 42.2% were open to repayment by the borrower without penalty.

(5)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loan portfolio, see the section entitled “Investment Portfolio Financing.”

CRE Debt Securities

At June 30, 2020, we did not own any CRE debt securities. At March 31, 2020, we recorded an impairment charge of $167.3 million in connection with CRE debt securities we later sold during April 2020. During April 2020, we sold the remainder of our CRE Debt Securities for total net proceeds of $33.1 million, recognizing a loss on sale of $167.3 million, offset by a small realized gain of $0.1 million related to the sale of one of the securities sold, included in Securities Gains (Impairments) on our consolidated statement of income and comprehensive income.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the amortized cost of our loan portfolio as of June 30, 2020 and December 31, 2019 based on our internal risk ratings (dollars in thousands):

	June 30, 2020		December 31, 2019
Risk Rating	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans
1	$—	—	$—	—
2	621,159	6	903,393	11
3	3,398,513	41	3,868,696	47
4	936,989	17	208,300	7
5	85,464	1	—	—
Unpaid principal balance	$5,042,125	65	$4,980,389	65

For the periods ended June 30, 2020 and December 31, 2019 the weighted average risk rating of our total loan exposure based on amortized cost was 3.1 and 2.9, respectively. Due to COVID-19 related challenges, we downgraded nine of our hotel loans to a risk rating of “4” at March 31, 2020. For the quarter ended June 30, 2020 we downgraded one of our loans to a risk rating of “5” from a risk rating of “4” and upgraded one loan to a risk rating of “2” from a risk rating of “3”.

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. We have been contacted by certain of our borrowers who are seeking to defer the payment of principal and interest on certain of our loans. We have entered into agreements with several borrowers for modifications to existing loan agreements that would permit borrowers to defer payment of some or all of the interest on their loans for a period of up to six months, and/or the reallocation of certain cash reserve balances within the loan structure for use in paying interest or operating expenses. In exchange, borrowers and sponsors will be required to provide us additional cash for payment of interest, operating expenses, and replenishment of capital reserves in amounts and combinations acceptable to us.

During the quarter ending June 30, 2020, we entered into six loan modifications, all secured by hotel properties, involving an aggregate commitment amount of $484.2 million and an aggregate unpaid principal balance of $457.7 million. All of these loans were performing, and none were on non-accrual status. None of these loan modifications trigger the requirements for accounting as troubled debt restructurings (TDRs), because they meet the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. We are working with our borrowers to address the circumstances caused by COVID-19. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended June 30, 2020 and December 31, 2019 included collateralized loan obligations, secured revolving repurchase agreements, senior secured and secured credit agreements and an asset-specific financing arrangement. We had one outstanding non-consolidated senior interest outstanding at both March 31, 2020 and December 31, 2019, with a total loan commitment of $132.0 million.

The following table details our portfolio financing arrangements at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2020	December 31, 2019
Secured revolving repurchase agreements - loans	$1,718,681	$2,314,417
CLO financing(1)	1,834,761	1,820,060
Senior secured and secured credit agreements	137,558	145,637
Asset-specific financing	77,000	77,000
Total indebtedness(2)	$3,768,000	$4,357,114

(1)

Increase in the balance as of June 30, 2020 is due to the sale of TRTX 2018-FL2 Notes during the second quarter of 2020 with a bond face amount of $14.7 million, previously acquired by us in the open market.

(2)	Excludes deferred financing costs of $21.7 million and $25.6 million as of June 30, 2020 and December 31, 2019, respectively.

Secured Revolving Repurchase Agreements

As of June 30, 2020, aggregate borrowings outstanding under our secured revolving repurchase agreements totaled $1.7 billion, which was entirely related to our mortgage loan investments. As of June 30, 2020, for our secured revolving repurchase agreements related to our mortgage loan investments, the weighted average interest rate was LIBOR plus 1.7% per annum, and the weighted average advance rate was 69.2%. As of June 30, 2020, outstanding borrowings under these agreements for our mortgage loan investments had a weighted average term to extended maturity of 2.3 years (assuming we have exercised all extension options and term out provisions). These secured revolving repurchase agreements are 25% recourse to Holdco.

As of June 30, 2020, we had no secured revolving repurchase agreements to finance our CRE debt securities investing activities. All such arrangements were repaid in full during April 2020 and terminated prior to June 30, 2020. Credit spreads varied depending upon the type of CRE debt securities, credit ratings and advance rate. These borrowing arrangements contained daily mark-to-market provisions that permitted the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. These secured revolving repurchase agreements generally had tenors of 30 days, involved daily mark-to-market, and were 100% recourse to Holdco.

During the three months ended June 30, 2020, we:

•

exercised an existing option to extend our Goldman Sachs Bank USA secured revolving repurchase facility through August 19, 2021, reduced the commitment amount from $750.0 million to $250.0 million, and obtained an accordion option to increase the commitment amount up to $500.0 million.

•	exercised an existing option to extend through May 4, 2021 our secured revolving repurchase agreement with Morgan Stanley Bank, N.A.

The following table details our secured revolving repurchase agreements as of June 30, 2020 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$250,000	$253,285	65.2%	$164,262	$130,855	$33,407	$85,738	L+ 2.69%	08/19/22
Wells Fargo	750,000	535,619	68.1%	364,287	353,871	10,416	385,713	L+ 1.75%	04/18/22
Barclays	750,000	750,619	74.3%	550,942	550,174	768	199,058	L+ 1.53%	08/13/22
Morgan Stanley	500,000	596,590	69.7%	413,240	408,917	4,323	86,760	L+ 1.83%	N/A
JP Morgan	400,000	354,286	60.1%	212,428	205,280	7,148	187,572	L+ 1.57%	08/20/23
US Bank	140,930	99,405	70.0%	69,584	69,584	—	71,346	L+ 1.53%	07/09/24
Total/Weighted Average	$2,790,930	$2,589,804	69.2%	$1,774,743	$1,718,681	$56,062	$1,016,187	L+ 1.74%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
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

The following table details our secured revolving repurchase agreements as of December 31, 2019 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$288,032	76.4%	$219,798	$45,437	$174,361	$530,202	L+ 1.75%	08/19/22
Wells Fargo	750,000	593,742	78.1%	463,085	394,628	68,457	286,915	L+ 1.79%	04/18/22
Barclays	750,000	542,927	80.0%	434,342	431,760	2,582	315,658	L+ 1.54%	08/13/22
Morgan Stanley	500,000	519,638	78.3%	406,448	394,747	11,701	93,552	L+ 1.86%	N/A
JP Morgan	400,000	300,677	79.2%	237,810	218,448	19,362	162,190	L+ 1.58%	08/20/23
US Bank	152,240	173,253	80.0%	138,603	136,599	2,004	13,637	L+ 1.83%	07/09/24
Subtotal/Weighted Average—Loans	$3,302,240	$2,418,269	78.6%	$1,900,086	$1,621,619	$278,467	$1,402,154	L+ 1.72%
JP Morgan	$475,881	$544,105	87.4%	$475,881	$475,881	—	—	L+ 0.88%	01/17/20
Wells Fargo	$135,774	$161,153	81.5%	$135,774	$135,774	—	—	L+ 0.95%	01/16/20
Goldman Sachs	$81,143	$94,629	85.4%	$81,143	$81,143	—	—	L+ 0.94%	01/12/20
Royal Bank of Canada	—	—	90.0%	—	—	—	—	N/A	N/A
Subtotal/Weighted Average—CRE Debt Securities	$692,798	$799,887	86.0%	$692,798	$692,798	$—	—	L+ 0.90%
Total/Weighted Average	$3,995,038	$3,218,156	80.6%	$2,592,884	$2,314,417	$278,467	$1,402,154	L+ 1.47%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

Borrowings under our secured revolving repurchase agreements are subject to the initial approval of eligible collateral loans for loan-based secured revolving repurchase agreements, or CRE debt securities for securities-based secured revolving repurchase agreements, depending on the agreement by the lender. The maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral.

The following table presents the recourse and mark-to-market provisions for our loan financing arrangements as of June 30, 2020:

	June 30, 2020
Financing Arrangement Secured Revolving Repurchase Agreements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/21	N/A	25%	Credit
JP Morgan	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit

Senior Secured and Secured Credit Agreements
Bank of America	09/29/21	09/29/22	25%	Credit
Citibank	07/12/20	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	10/09/20	N/A	N/A

The maximum and average month end balances for our secured revolving repurchase agreements during the six months ended June 30, 2020 are as follows (dollars in thousands):

	Six Months Ended June 30, 2020
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$205,280	$245,481	$220,424
Goldman Sachs	130,855	147,007	123,713
Wells Fargo	353,871	442,258	380,069
Morgan Stanley	408,917	441,359	418,836
US Bank	69,584	136,599	83,700
Barclays	550,174	594,183	524,858
Subtotal / Averages - Loans(1)	$1,718,681	$1,834,531	$1,670,118
JP Morgan(2)	—	475,881	237,094
Goldman Sachs(2)	—	81,143	37,261
Wells Fargo(2)	—	150,323	61,554
Subtotal / Averages - CRE Debt Securities(1)	$—	$692,798	$671,818
Total / Averages - Loans and CRE Debt Securities(1)	$1,718,681	$3,236,024	$2,421,633

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured revolving repurchase agreements at a month end during the six months ended June 30, 2020.
(2)	None of these secured revolving repurchase agreements had balances outstanding after April 30, 2020, and all such facilities were terminated prior to June 30, 2020.

We separate our secured revolving repurchase agreements into two categories: secured revolving repurchase agreements secured by our loan assets; and secured revolving repurchase agreements secured by our CRE debt securities. We use secured revolving repurchase agreements to finance certain of our originations or acquisitions of loans and CRE debt securities. These assets may be accepted by one of our secured revolving repurchase agreement lenders as collateral. At June 30, 2020, we no longer had any secured revolving repurchase agreements related to CRE debt securities.

Once we identify an asset and the asset is approved by the secured revolving repurchase agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured revolving repurchase agreement lenders. In connection with our former secured revolving repurchase agreements secured by CRE debt securities, advance rates could be reduced or increased upon the maturity of the applicable contract.

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

•

For our former secured revolving repurchase agreements secured by CRE debt securities, Holdco’s liability was in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which was the primary obligor under the related agreement.

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

The margin maintenance provisions also differ in some respects, depending upon whether the provisions are contained in secured revolving repurchase agreements secured by loans or by CRE debt securities:

•

Our secured revolving repurchase agreements secured by loans contain mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value due to reasons other than changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to us in the event the lender determines credit spreads have changed for similar borrowing obligations. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured revolving repurchase lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions.  When these payments were made, no margin deficits existed, and no margin calls have been issued to us since.  If market turbulence persists, we may be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments upon or after the expiry of these agreements.

•

Our secured revolving repurchase agreements secured by CRE debt securities contained daily mark-to-market provisions that permitted the lenders to issue margin calls to us in response to changing interest rates and credit spreads on the CRE debt securities so financed. As a result, during the six months ended June 30, 2020, extreme short-term volatility and negative pressure in the financial markets required us to post cash collateral with our lenders under these facilities. See the section entitled “Risk Factors” in this Form 10-Q for more information.

The maturity dates for each of our secured revolving repurchase agreements are set forth in tables that appear earlier in this section. Our secured revolving repurchase agreements secured by loans generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. Our secured revolving repurchase agreements secured by CRE debt securities generally had terms between one month and three months, and the lenders under these agreements generally had the right not to renew, or to do so only on a shorter term.

At June 30, 2020, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured revolving repurchase agreements taken as a whole) was 30.8%, as compared to 19.4% at December 31, 2019. The quarter over quarter increase in our weighted average haircut was due to two factors: first, the repayment in full and subsequent termination by the Company of all of its secured repurchase agreements for CRE debt securities: and, second, our voluntary deleveraging repayments of $157.7 million made on May 29, 2020. The haircut for our secured revolving purchase agreements is dependent on the collateral used (loans or CRE debt securities) for the secured revolving repurchase agreements. At June 30, 2020 and December 31, 2019, the following table presents the weighted average haircut on our secured revolving purchase agreements by collateral type:

	June 30, 2020	December 31, 2019
Loans	30.8%	21.4%
CRE Debt Securities	N/A	13.9%
Weighted Average	30.8%	19.4%

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

Collateralized Loan Obligations

As of June 30, 2020, we had two collateralized loan obligations, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $1.8 billion, financing 42 existing first mortgage loan investments totaling $2.2 billion, providing efficient cost, non-mark-to-market, non-recourse financing for 42.5% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.4% have a weighted average advance rate of 82.3%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. During the quarter, we reinvested $64.6 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 generated by loan payments.

Senior Secured and Secured Credit Agreements

We have a senior secured credit agreement with Bank of America, N.A. that has a current commitment amount of $200.0 million and $137.6 million outstanding as of June 30, 2020. The senior secured credit agreement bears interest at LIBOR plus 1.8%. On June 26, 2020, we exercised an existing option to extend the maturity date of this facility to September 29, 2021, with a fully extended maturity date of September 29, 2022. We reduced the commitment amount from $500.0 million to $200.0 million, with an accordion feature to increase the total commitment to $500.0 million at our option. This facility is 25% recourse to Holdco.

As of June 30, 2020, we were a party to a secured revolving credit agreement with Citibank, N.A. with maximum borrowing capacity of $160.0 million, subject to borrowing base availability and certain other conditions. We used this facility to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The facility had an initial maturity date of July 12, 2020 and an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the secured revolving credit agreement with respect to individual pledged assets could range up to 70% and decline thereafter during the maximum borrowing term of 90 days, after which borrowings against each asset-specific borrowing required repayment. At June 30, 2020, we had no balance outstanding under the facility. This facility was 100% recourse to Holdco. We allowed this credit facility to lapse by its terms on July 12, 2020.

The following table details our senior secured and secured credit agreements as of June 30, 2020 (dollars in thousands):

	Commitment	UPB of	Approved	Outstanding	Undrawn	Available	Interest	Extended
Lender	Amount	Collateral	Borrowings	Balance	Capacity	Capacity	Rate	Maturity
Bank of America	$200,000	$183,411	$137,558	$137,558	$—	$62,442	L+ 1.8%	9/29/2022
Citibank	160,000	—	—	—	—	160,000	L+ 2.3%	7/12/2020
Subtotal/Weighted Average	$360,000	$183,411	$137,558	$137,558	$—	$222,442	L+ 1.8%

Asset-Specific Financings

As of June 30, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance certain of its lending activities. The asset-specific financing does not provide for additional advances and the current initial maturity of this agreement is October 9, 2020, with an extension of 12 months subject to satisfaction of certain requirements by the borrower on the underlying mortgage loan, which is coterminous with the underlying asset.

The following table details statistics for our asset-specific financing at June 30, 2020 (dollars in thousands):

June 30, 2020
Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Amortized Cost	Weighted Average Interest Rate(2)	Extended Maturity(3)
Institutional Lender
Collateral asset	1	$112,000	$112,000	N/A	$111,799	L+ 6.8%	10/09/21
Financing provided	1	77,000	77,000	—	76,894	L+ 4.2%	10/09/21
Totals
Collateral Asset	1	$112,000	$112,000	N/A	$111,799	L+ 6.8%
Financing Provided	1	$77,000	$77,000	$—	$76,894	L+ 4.2%

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

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of June 30, 2020, the Company retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $20.0 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of June 30, 2020 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Amortized Cost	Weighted Average Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$—	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	35,000	20,000	19,775	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$20,000		L+ 5.5%		6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured revolving repurchase agreements, and senior secured and secured credit agreements require Holdco to maintain compliance with the following financial covenants (among others), which were revised on May 28, 2020 as follows:

Financial Covenant	Current Maintenance	Maintenance Prior to May 28, 2020
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter

Minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company, plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company

Debt to Equity	Debt to Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below.	Debt to Equity ratio not to exceed 3.5 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0 until December 2, 2020, and no less than 1.5 to 1.0 thereafter.	Minimum interest coverage ratio of no less than 1.5 to 1.0.

With respect to the tangible net worth covenant, the amendments of May 28, 2020 revise the definition of tangible net worth such that the baseline amount for testing is reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. With respect to the debt to equity covenant, the amendments revise the definition of equity to include: preferred equity; and an adjustment equal to the sum of the all then-current Current Expected Credit Loss reserves and any loan loss reserves, write-downs, impairments or realized losses taken against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

For long as the Series B Preferred Stock is outstanding, we are required to maintain a debt to equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries. We were in compliance with the financial covenant relating to the Series B Preferred Stock as of June 30, 2020.

We were in compliance with all financial covenants for our secured revolving repurchase agreements, senior secured and secured credit agreements, and asset-specific financings to the extent of outstanding balances as of June 30, 2020 and December 31, 2019, respectively.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents the Company’s Debt-to-Equity ratio and Total Leverage ratio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Debt-to-equity ratio(1)	2.81x	2.84x
Total leverage ratio(2)	2.91x	2.93x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of June 30, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.3 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on our floating rate loans. We had no fixed rate loans outstanding as of June 30, 2020.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of June 30, 2020 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$5,055,913
Floating rate debt(1)(2)	(3,768,000)
Net floating rate exposure	$1,287,913

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is correlated to our assets indexed to the same rate.
(2)	Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings.

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

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended June 30, 2020 and March 31, 2020 (dollars in thousands):

	Three months ended,
	June 30, 2020			March 31, 2020
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$5,073,821	$69,356	5.5%	$5,077,118	$73,417	5.8%
Retained mezzanine loans	19,764	676	13.7%	19,734	682	13.8%
CRE Debt Securities(3)	—	19	0.0%	788,988	7,650	3.9%
Core interest-earning assets	$5,093,585	$70,051	5.5%	$5,885,840	$81,749	5.6%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$1,389	7.2%	$77,000	$1,436	7.5%
Secured revolving repurchase agreements	1,792,143	13,151	2.9%	2,531,367	20,561	3.2%
Collateralized loan obligations	1,834,761	10,192	2.2%	1,820,061	14,922	3.3%
Senior secured and secured credit agreements	140,251	1,133	3.2%	145,637	1,538	4.2%
Total interest-bearing liabilities	$3,844,155	$25,865	2.7%	$4,574,065	$38,457	3.4%
Net interest income(4)		$44,186			$43,292

Other Interest-earning assets:
Cash equivalents	$205,709	$107	0.2%	$105,263	$304	1.2%
Accounts receivable from servicer/trustee	27,201	12	0.2%	13,066	24	0.7%
Total interest-earning assets	$5,326,495	$70,170	5.3%	$6,004,169	$82,077	5.5%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$5,075,469	$142,770	5.6%	$4,624,839	$157,639	6.8%
Retained mezzanine loans	19,749	1,358	13.8%	775	7	1.8%
CRE Debt Securities(3)	394,494	7,672	0.0%	397,948	7,209	3.6%
Core interest-earning assets	$5,489,712	$151,800	5.5%	$5,023,562	$164,855	6.6%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$2,825	7.3%	$71,000	$2,247	6.3%
Secured revolving repurchase agreements	2,161,755	33,712	3.1%	1,740,436	37,265	4.3%
Collateralized loan obligations	1,827,411	25,114	2.7%	1,283,326	29,711	4.6%
Senior secured and secured credit agreements	145,637	2,671	3.7%	434,658	13,570	6.2%
Term loan facility	—	—	0.0%	235,390	3,000	2.5%
Total interest-bearing liabilities	$4,211,803	$64,322	3.1%	$3,764,810	$85,793	4.6%
Net interest income(4)		$87,478			$79,062

Other Interest-earning assets:
Cash equivalents	$155,486	$411	0.5%	$73,672	$818	2.2%
Accounts receivable from servicer/trustee	20,134	36	0.4%	74,967	16.0	0.0%
Total interest-earning assets	$5,665,332	$152,247	5.4%	$5,172,201	$165,689	6.4%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
INTEREST INCOME
Interest Income	$70,051	$88,254	$(18,203)	$151,800	$164,855	$(13,055)
Interest Expense	(25,865)	(46,426)	20,561	(64,322)	(85,793)	21,471
Net Interest Income	44,186	41,828	2,358	87,478	79,062	8,416
OTHER REVENUE
Other Income, net	119	412	(293)	447	834	(387)
Total Other Revenue	119	412	(293)	447	834	(387)
OTHER EXPENSES
Professional Fees	4,036	593	3,443	5,855	1,272	4,583
General and Administrative	860	1,041	(181)	1,840	1,485	355
Stock Compensation Expense	1,686	633	1,053	3,087	1,514	1,573
Servicing and Asset Management Fees	261	431	(170)	537	944	(407)
Management Fee	5,115	5,323	(208)	10,115	10,466	(351)
Incentive Management Fee	—	2,048	(2,048)	—	3,413	(3,413)
Total Other Expenses	11,958	10,069	1,889	21,434	19,094	2,340
Securities Gains (Impairments)	96	—	96	(203,397)	—	(203,397)
Credit Loss Benefit (Expense)	10,546	—	10,546	(52,802)	—	(52,802)
Income (Loss) Before Income Taxes	42,989	32,171	10,818	(189,708)	60,802	(250,510)
Income Tax Expense, net	(61)	(202)	141	(154)	(421)	267
Net Income (Loss)	42,928	31,969	10,959	(189,862)	60,381	(250,243)
Series A Preferred Stock Dividends	(5)	(4)	(1)	(8)	(7)	(1)
Series B Cumulative Redeemable Preferred Stock Dividends	(2,250)	—	(2,250)	(2,250)	—	(2,250)
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$40,673	$31,965	8,708	$(192,190)	$60,374	$(252,564)
Basic and Diluted Earnings (Loss) per Common Share	$0.52	$0.43	0.09	$(2.53)	$0.85	(3.38)
Dividends Declared per Common Share	$0.20	$0.43	(0.23)	$0.63	$0.86	(0.23)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$(77)	$3,112	$(3,189)	$(1,051)	$3,218	$(4,269)
Comprehensive Net Income (Loss)	$42,851	$35,081	$7,770	$(190,913)	$63,599	$(254,512)

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

Net Interest Income

Net interest income increased to $44.2 million, during the three months ended June 30, 2020 compared to $41.8 million for the three months ended June 30, 2019. The increase was primarily due to the benefit of LIBOR floors with a weighted average strike price of 1.67% and a reduction in interest expense for the three months ending June 30, 2020 of $20.6 million as a result of a reduction in LIBOR and the absence of LIBOR floors on 96% of our borrowings as compared to the three months ending June 30, 2019.

Other Revenue

Other Revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the Company holding lower average cash balances for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other Expenses

Other expenses increased $1.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Significant changes in other expenses for the three months ended June 30, 2020 are as follows:

•

an increase of $3.4 million in professional fees of due primarily to an increase in legal, accounting and advisory fee expenses incurred in connection with our response to COVID-19, including period expenses incurred in connection with our issuance of Series B Preferred Stock; and

•	an increase of $1.0 million in stock compensation expense due primarily to grants made in 2019; offset by
•

a decrease of $2.1 million in incentive compensation earned by our Manager due to a reduction in our Core Earnings, resulting in no incentive compensation being earned by our Manager for the three months ended June 30, 2020. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

We incurred total non-recurring expenses caused by COVID-19 of $2.9 million during the three months ended June 30, 2020, and none during the three months ended June 30, 2019.

Credit Loss Benefit

During the three months ended June 30, 2020, Credit Loss Expense decreased by $10.5 million primarily due to the reversal of the CECL reserve associated with a loan sold during the quarter of $24.8 million, offset by a realized loss of $13.8 million on the sale of one loan during the period, and an increase in the general reserve of $0.5 million.

Dividends Declared Per Common Share

During the three months ended June 30, 2020, we declared cash dividends of $0.20 per common share, or $15.4 million. During the three months ended June 30, 2019, we declared cash dividends of $0.43 per common share, or $32.0 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $3.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

Net Interest Income

Net interest income increased $8.4 million, to $87.5 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due the benefit of LIBOR floors with a weighted average strike price of 1.67%. The increase in net interest income was also partially due to a reduction in interest expense for the six months ending June 30, 2020 of $21.5 million as a result of a reduction in LIBOR and the absence of LIBOR floors on 96% of our borrowings, as compared to the six months ending June 30, 2019.

Other Revenue

Other Revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the Company holding lower average cash balances for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Other Expenses

Other expenses increased by $2.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Significant changes in other expenses for the three months ended June 30, 2020 are as follows:

•

an increase of $4.6 million in professional fees due primarily to an increase in legal, accounting and advisory fee expenses incurred in connection with our response to COVID-19, including period expenses incurred in connection with our issuance of Series B Preferred Stock; and

•	an increase of $1.6 million in stock compensation expense; offset by
•

a decrease of $3.4 million in incentive compensation earned by our Manager due to a reduction in our Core Earnings, resulting in no incentive compensation being earned by our Manager for the three months ended June 30, 2020. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement; and

We incurred total non-recurring expenses caused by COVID-19 of $2.9 million during the six months ended June 30, 2020, and none during the six months ended June 30, 2019.

Securities Gains (Impairments)

Securities Impairment expense of $203.4 million for the six months ended June 30, 2020 include losses on sales of CRE debt securities of $36.2 million, an impairment charge of $167.3 million, offset by a slight realized gain on sale of one position in connection with CRE debt securities owned at March 31, 2020. We had no such impairment expenses for the six months ended June 30, 2019.

Credit Loss Expense

Credit loss expense for the six months ended June 30, 2020 increased to $52.8 million due to $39.0 million in credit loss expense recorded in accordance with ASU 2016-13 for the six months ended June 30, 2020, and a realized loss of $13.8 million on the sale of one loan.

Dividends Declared Per Common Share

During the six months ended June 30, 2020, we declared cash dividends of $0.63 per common share, or $48.7 million. During the six months ended June 30, 2019, we declared cash dividends of $0.86 per common share, or $63.6 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $4.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of preferred stock treated as temporary equity, issuance of common stock warrants, borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, asset-specific financings, and non-consolidated senior interests. As of June 30, 2020, we had outstanding 76.8 million shares of our common stock representing $1.3 billion of stockholders’ equity, $225.0 million of Series B Preferred Stock (net of issuance costs of $14.2 million and allocation of fair value of the warrants issued in connection with the Series B Preferred Stock (“Warrants”) of $14.3 million) and $3.8 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our issuance of Series B Preferred Stock and Warrants to purchase Common Stock.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured revolving repurchase agreements, senior secured and secured credit agreements, and CLO liquidity available for reinvestment. Additionally, we have the option to issue up to $100.0 million of additional Series B Preferred Stock prior to December 31, 2020, provided notice is given to the Purchaser not later than December 11, 2020.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. Due to severe dislocation in the capital markets caused by the COVID-19 pandemic, the Company expects the volume of loan repayments to be sharply reduced in comparison to prior years. Loan repayments. measured by principal amount repaid, were $1.9 billion and $1.2 billion in 2019 and 2018, respectively. For the six months ended June 30, 2020, loan repayments totaled $320.7 million, and one loan with an unpaid principal balance of $99.3 million was sold for $85.5 million.

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

Uses of Liquidity

In the past, our primary use of liquidity was the origination of first mortgage loans, the purchase of CRE CLO debt securities, interest and principal payments under our $3.8 billion of outstanding borrowings under secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements, and asset-specific financings, $579.9 million of unfunded loan commitments, dividend distributions to our preferred and common stockholders, and operating expenses.

As described above, each of our secured revolving repurchase agreements has “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to six of our secured revolving repurchase lenders and one secured credit facility lender that provide financing secured by certain of our first mortgage loan investments, in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions.  At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments upon or after the expiry of these agreements.  For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2020 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$579,917	$131,983	$402,484	$45,450	$—
Secured debt agreements—principal(2)	3,768,000	1,727,578	2,040,422	—	—
Secured debt agreements—interest(2)	76,130	51,808	24,322	—	—
Dividends on Series B Preferred Stock(3)	97,740	24,930	49,860	22,950	—
Total(4)	$4,521,787	$1,936,299	$2,517,088	$68,400	$—

(1)	The allocation of our loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of June 30, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(3)	Series B Preferred Stock dividends are computed at 11% per annum, with up to 2 percentage points payable in common stock at the discretion of management.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2019-FL3 or TRTX 2018-FL2, as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although many of these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives as a result of the continuing market disruption caused by the COVID-19 pandemic.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Our Manager agreed to defer until July 6, 2020 our payment of the accrued base management fee payable as of March 31, 2020, which was paid on July 6, 2020. No deferral for payment of management fees is expected in the future. No incentive fee was earned by our Manager for the second quarter. See Note 10 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$70,677	$52,991
Cash flows provided by (used in) investing activities	461,217	(1,268,236)
Cash flows provided by (used in) financing activities	(415,143)	1,245,017
Net increase in cash, cash equivalents, and restricted cash	$116,751	$29,772

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash flows provided by operating activities totaled $70.7 million primarily related to net interest income.

Cash Flows from Investing Activities

During the six months ended June 30, 2020 cash flows from investing activities totaled $461.2 million primarily due to repayments on loans held for investment of $333.5 million, and sale of CRE debt securities totaling $766.4 million offset by new loan originations and purchases of CRE debt securities of $520.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, cash flows used in financing activities totaled $415.1 million primarily due to payments on secured financing agreements of $1.4 billion offset by additional proceeds from secured financing agreements of $827.4 million, and the issuance of  Series B Preferred Stock and Warrants of $225.0 million.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April through cash proceeds from bond sales and increases in market value. During the quarter ended June 30, 2020, prior to making our voluntary deleveraging payments, we satisfied one margin call aggregating $20.0 million in connection with our secured revolving repurchase agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to six of our secured revolving repurchase lenders and one secured credit facility lender that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions.  At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since.  If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured revolving repurchase agreements, and senior secured and secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Corporate Activities

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with the Purchaser, an affiliate of Starwood Capital Group Global II, L.P., under which we agreed to issue and sell to the Purchaser up to 13 million shares of the our 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases may occur in up to three tranches.  The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. The foregoing descriptions of the Investment Agreement and the various components are not complete and are qualified in their entirety by reference to the full text of the Investment Agreement, the Articles Supplementary, the Warrant Agreement, the Registration Rights Agreement and the Amendments, which are attached as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference.

On May 28, 2020, the Purchaser acquired the first tranche of the Investment Agreement, consisting of 9.0 million shares of Series B Preferred Stock and Warrants to purchase up to 12.0 million shares of Common Stock, for an aggregate price of $225.0 million. We, at our option, may sell to the Purchaser the second and third tranches on or prior to December 31, 2020. Each of the second and third tranches consists of 2.0 million shares of Series B Preferred Stock and Warrants to purchase up to 1.5 million shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche.

None of the Warrants have been exercised as of June 30, 2020.

Details of this issuance have been described in Note 12 to our Consolidated Financial Statements included in this Form 10-Q.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. At June 30, 2020, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. For the six months ended June 30, 2020, the we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

On March 19, 2019, we completed a common stock offering of 6.0 million shares at a price to the underwriters of $19.80 per share, for net proceeds of $118.8 million, after underwriting discounts. Pursuant to the terms of the underwriting agreement that we entered into with Morgan Stanley & Co. LLC, as representative of the underwriters, on April 12, 2019, the underwriters exercised in full their option to purchase 900,000 additional shares of common stock (the “Option Shares”). As a result, we issued and sold 900,000 Option Shares to the underwriters on April 16, 2019 and generated additional net proceeds, before transaction expenses, of approximately $17.4 million. The Manager reimbursed offering costs of $0.3 million. Proceeds from the offering were used to originate commercial mortgage loans and purchase CRE debt securities.

Dividends

Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to holders of our Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock. We intend to distribute each year substantially all of our taxable income to our stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On June 16, 2020, our Board of Directors declared and approved a cash dividend for the second quarter of 2020 in the amount of $0.20 per share of common stock, or $15.4 million in the aggregate, which was paid on July 24, 2020 to holders of record of our common stock as of June 26, 2020.  On March 23, 2020, we announced the deferral until July 14, 2020 of the payment of our declared first quarter cash dividend to stockholders of record as of June 15, 2020, which was paid on July 14, 2020.

On June 16, 2020, our Board of Directors declared a cash dividend for the second quarter of 2020 in the amount of $0.25 per share of Series B Preferred Stock, or $2.25 million in the aggregate, which dividend was paid on June 30, 2020 to the holder of record of our Series B Preferred Stock as of June 15, 2020.

For the six months ended June 30, 2020 and 2019, common stock and Class A common stock dividends in the amount of $48.7 million and $63.6 million, respectively, were declared and approved.

As of June 30, 2020 and December 31, 2019, $48.7 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Subsequent Events

The following events occurred subsequent to June 30, 2020:

Senior Mortgage Loan Activity

Subsequent to June 30, 2020, we did not originate any new loans and did not receive any loan repayments in full.

In connection with that certain first mortgage loan in our portfolio with an original commitment amount of $90.0 million and an unpaid principal balance of $81.4 million, we entered into a non-binding letter of intent to modify this loan, and permit the purchaser of the property to assume such loan. Following the modification and assumption, the financing is expected to have an unpaid principal amount of $79.4 million, a LIBOR floor of 0.75% and an interest rate of LIBOR plus 3.00%.  There can be no assurance that this transaction will close on these terms, or close at all.

Expiration of Secured Credit Facility

On July 12, 2020, our $160.0 million secured credit facility with Citibank., N.A. was permitted to lapse by its terms. There were no assets pledged or borrowings outstanding under the arrangement at expiration.

Loan Portfolio Details

The following table provides details with respect to our mortgage and mezzanine loan investment portfolio on a loan-by-loan basis as of June 30, 2020 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment		Origination / Acquisition Date(2)	Total Loan	Principal Balance	Amortized Cost(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan	(11)	8/21/2019	350.8	322.9	322.0	L+ 2.9%	L+ 3.2%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$692 Sq ft	72.8%	3
2	Senior Loan		8/7/2018	223.0	169.6	168.4	L+ 3.4%	L+ 3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%	3
3	Senior Loan		12/19/2018	210.0	175.9	175.4	L+ 3.6%	L+ 4.0%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%	3
4	Senior Loan		12/21/2018	206.5	201.0	201.0	L+ 2.9%	L+ 3.2%	Floating	1/9/2024	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%	2
5	Senior Loan		2/27/2020	200.7	193.2	193.0	L+ 2.8%	L+ 3.1%	Floating	3/9/2026	East Patchogue, NY	Multifamily	Bridge	$217,003 Unit	78.0%	2
6	Senior Loan	(12)	9/18/2019	200.0	179.2	178.0	L+ 2.9%	L+ 3.2%	Floating	9/9/2024	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%	3
7	Senior Loan		11/26/2019	190.1	173.5	172.9	L+ 3.0%	L+ 3.2%	Floating	12/9/2024	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%	3
8	Senior Loan		6/28/2018	190.0	183.4	183.4	L+ 2.7%	L+ 3.0%	Floating	7/9/2023	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%	3
9	Senior Loan		10/12/2017	165.0	165.0	165.0	L+ 3.8%	L+ 4.0%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%	4
10	Senior Loan		9/29/2017	173.3	166.1	165.9	L+ 4.3%	L+ 4.6%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	3
11	Senior Loan		2/14/2018	165.0	160.8	160.6	L+ 3.8%	L+ 4.0%	Floating	3/9/2023	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%	3
12	Senior Loan		9/28/2018	160.0	147.0	147.0	L+ 2.8%	L+ 3.0%	Floating	10/9/2023	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%	3
13	Senior Loan		5/15/2019	143.0	120.6	120.6	L+ 2.6%	L+ 2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	3
14	Senior Loan		11/26/2019	113.0	113.0	113.0	L+ 3.0%	L+ 3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	4
15	Senior Loan		3/28/2019	112.0	112.0	111.8	L+ 6.8%	L+ 7.8%	Floating	10/9/2021	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%	4
16	Senior Loan		7/21/2017	106.6	90.0	90.0	L+ 4.5%	L+ 4.7%	Floating	8/9/2024	Pittsburgh, PA	Multifamily	Bridge	$296,042 Unit	59.4%	3
17	Senior Loan		12/20/2018	105.9	97.8	97.8	L+ 3.3%	L+ 3.4%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
18	Senior Loan		12/18/2019	101.0	81.0	80.9	L+ 2.6%	L+ 2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	3
19	Senior Loan		1/27/2020	94.0	38.1	37.5	L+ 3.3%	L+ 3.6%	Floating	2/9/2025	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%	3
20	Senior Loan		2/27/2018	90.0	81.4	81.2	L+ 5.1%	L+ 5.3%	Floating	3/9/2023	Brooklyn, NY	Office	Moderate Transitional	$195 Sq ft	52.2%	4
21	Senior Loan		8/28/2019	90.0	44.5	43.8	L+ 3.1%	L+ 3.3%	Floating	9/9/2024	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%	3
22	Senior Loan		9/29/2017	89.5	87.3	87.3	L+ 3.9%	L+ 4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	2
23	Senior Loan		3/27/2019	88.2	88.2	87.6	L+ 3.5%	L+ 3.8%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%	3
24	Senior Loan		3/28/2019	88.1	85.7	85.5	L+ 3.7%	L+ 3.9%	Floating	4/9/2024	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%	5
25	Senior Loan		2/1/2017	85.0	85.0	84.9	L+ 4.7%	L+ 5.0%	Floating	2/9/2022	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%	4
26	Senior Loan		3/7/2019	81.3	81.3	81.3	L+ 3.1%	L+ 3.4%	Floating	3/9/2024	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%	3
27	Senior Loan		6/17/2019	79.4	78.8	78.3	L+ 2.8%	L+ 3.2%	Floating	7/9/2025	Boston, MA	Office	Bridge	$187 Sq ft	70.7%	3
28	Senior Loan		8/8/2019	76.5	61.0	60.8	L+ 3.0%	L+ 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	3
29	Senior Loan		12/10/2019	75.8	51.7	51.7	L+ 2.6%	L+ 2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	3
30	Senior Loan		4/29/2019	70.0	69.6	69.2	L+ 3.3%	L+ 3.5%	Floating	5/9/2024	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%	3
31	Senior Loan		11/29/2018	64.2	47.0	46.8	L+ 3.3%	L+ 3.5%	Floating	12/9/2023	Brooklyn, NY	Multifamily	Moderate Transitional	$227,751 Unit	58.0%	4
32	Senior Loan		6/28/2019	63.9	56.1	56.1	L+ 2.5%	L+ 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
33	Senior Loan		9/27/2018	58.9	57.4	57.3	L+ 4.7%	L+ 4.9%	Floating	10/1/2020	Dallas, TX	Condominium	Light Transitional	$336 Sq ft	55.6%	2
34	Senior Loan		11/8/2019	62.1	55.3	55.1	L+ 3.9%	L+ 4.3%	Floating	11/9/2021	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%	3
35	Senior Loan		6/25/2019	62.0	50.5	50.3	L+ 3.1%	L+ 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	4
36	Senior Loan		9/12/2019	61.2	61.2	61.0	L+ 2.7%	L+ 2.9%	Floating	10/9/2024	Glendale, AZ	Multifamily	Bridge	$177,907 Unit	78.0%	3
37	Senior Loan		6/20/2018	61.0	56.4	56.4	L+ 3.0%	L+ 3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%	3
38	Senior Loan		1/8/2019	60.2	36.7	36.4	L+ 3.8%	L+ 4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%	4
39	Senior Loan		1/9/2019	60.0	60.0	59.9	L+ 3.4%	L+ 3.6%	Floating	1/9/2024	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%	4
40	Senior Loan		12/18/2019	58.8	50.8	50.3	L+ 2.7%	L+ 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	3
41	Senior Loan		3/12/2020	55.0	48.0	47.5	L+ 2.7%	L+ 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
42	Senior Loan		1/23/2018	54.1	52.4	52.4	L+ 3.4%	L+ 3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$120 Sq ft	66.9%	2
43	Senior Loan		1/22/2019	54.0	51.3	51.3	L+ 3.4%	L+ 3.6%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
44	Senior Loan		6/15/2018	53.6	45.5	45.8	L+ 3.1%	L+ 3.3%	Floating	6/9/2023	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%	3
45	Senior Loan		10/10/2019	52.9	45.5	45.1	L+ 2.8%	L+ 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
46	Senior Loan		12/20/2017	51.0	51.3	51.2	L+ 4.0%	L+ 6.3%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$218,916 Unit	59.9%	4
47	Senior Loan		3/12/2020	50.2	43.5	43.1	L+ 2.7%	L+ 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan		Principal Balance	Amortized Cost(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
48	Senior Loan	6/15/2018	50.0		43.3	43.2	L+ 3.7%		L+ 3.9%	Floating	7/9/2023	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
49	Senior Loan	3/29/2019	39.5		39.5	39.3	L+ 3.2%		L+ 3.6%	Floating	4/9/2024	Various, VA	Multifamily	Moderate Transitional	$54,558 Unit	58.2%	3
50	Senior Loan	3/30/2018	45.7		42.6	42.4	L+ 3.7%		L+ 3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$159 Sq ft	57.9%	3
51	Senior Loan	1/28/2019	43.1		39.1	38.8	L+ 3.0%		L+ 3.2%	Floating	2/9/2024	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
52	Senior Loan	3/7/2019	39.2		38.7	38.4	L+ 3.8%		L+ 4.0%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
53	Senior Loan	3/11/2019	39.0		39.2	39.2	L+ 3.4%		L+ 5.3%	Floating	4/9/2024	Miami, FL	Hotel	Bridge	$296,544 Unit	59.3%	4
54	Senior Loan	3/10/2020	37.5		35.1	35.0	L+ 2.7%		L+ 3.0%	Floating	3/9/2025	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
55	Senior Loan	1/4/2018	36.0		30.2	30.2	L+ 3.4%		L+ 3.7%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	2
56	Senior Loan	6/4/2019	34.7		32.0	31.8	L+ 3.5%		L+ 3.8%	Floating	6/9/2024	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
57	Senior Loan	5/27/2018	33.0		30.7	30.6	L+ 3.7%		L+ 3.9%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	4
58	Senior Loan	9/13/2019	26.7		25.9	25.7	L+ 2.8%		L+ 3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
59	Senior Loan	6/14/2017	23.1		23.1	23.1	L+ 4.9%		L+ 5.3%	Floating	7/9/2020	Newark, NJ	Multifamily	Bridge	$151,660 Unit	62.2%	3
60	Senior Loan	12/21/2018	18.0		15.0	14.8	L+ 3.2%		L+ 3.5%	Floating	1/9/2024	Loma Linda, CA	Mixed-Use	Bridge	$92 Sq ft	48.3%	3
61	Senior Loan	11/16/2016	11.5		11.5	11.5	L+ 5.1%		L+ 5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$688 Sq ft	49.8%	4
62	Senior Loan	11/16/2016	8.7		8.7	8.7	L+ 5.1%		L+ 5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$800 Sq ft	43.3%	4
63	Senior Loan	11/16/2016	5.3		5.3	5.3	L+ 5.1%		L+ 5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$1,046 Sq ft	40.7%	4
64	Senior Loan	11/16/2016	2.5		2.5	2.5	L+ 5.1%		L+ 5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$676 Sq ft	46.6%	4
Subtotal / Weighted Average			5,600.6		5,035.9	5,022.3	L +3.4%	(9)	L +3.7%		4 yrs					65.9%	3.1
Mezzanine Loans:
65	Mezzanine Loan	6/28/2019	35	(10)	20	19.8	L+ 10.3%		L + 10.8%	Floating	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35		20	19.8	L +10.3%		L +10.8%		5.5 yrs					41.0%	3
Total / Weighted Average			5,635.3		5,055.9	5,042.1	L +3.4%		L +3.7%		4 yrs					65.8%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 61, 62, 63 and 64 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2020 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2020, based on unpaid principal balance, 57.8% of our loans were subject to yield maintenance or other prepayment restrictions and 42.2% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of June 30, 2020 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms.
(11)	This loan is comprised of a first mortgage loan of $308.8 million and a contiguous mezzanine loan of $42.0 million, of which the Company owns both. Each loan carries the same interest rate.
(12)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which the Company owns both. Each loan carries the same interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. At June 30, 2020, the weighted average LIBOR floor for our loan portfolio was 1.76%. As of June 30, 2020, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates. Approximately 95.8% of our liabilities do not contain LIBOR floors greater than zero. The result is an amount of net equity that is generally positively correlated to rising interest rates and falling interest rates.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following June 30, 2020, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$5,055,913		Interest income	$4	$—	$243	$—	$820	$—
(3,768,000)	(2)	Interest expense	(9,247)	5,707	(18,415)	5,707	(27,622)	5,707
$1,287,913		Total change in net interest income	$(9,243)	$5,707	$(18,172)	$5,707	$(26,802)	$5,707

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR.
(2)	Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements and asset-specific financings.

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

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured revolving repurchase agreements. We are subject to “margin call” risk under our secured revolving repurchase agreements. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured revolving repurchase agreements could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Liquidity and Capital Resources—Liquidity Needs” in this Quarterly Report on Form 10-Q for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured revolving repurchase agreements used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured revolving repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured revolving repurchase agreements as they mature from time to time in the future. During the quarter ended June 30, 2020, prior to making our voluntary deleveraging payment, we satisfied one margin call aggregating $20.0 million in connection with our secured revolving repurchase agreements financing our loan investments by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our 6 secured revolving repurchase lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since.  If market turbulence persists, we may be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured revolving repurchase agreements, and senior secured and secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

In some situations, we have in the past, and may in the future, be forced to sell assets to maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in market liquidity of real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us.

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

Extension Risk

Our Manager computes the projected weighted average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured debt agreements. We expect that the economic and market disruptions caused by COVID-19 will lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.  For more information regarding the impact of COVID-19 on the financial condition of our borrowers, see “Risk Factors.”

Capital Market Risk

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

During the six months ended June 30, 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We also anticipate that these conditions will adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see “Risk Factors.”

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Form 10-K filed with the SEC on February 19, 2020 and in our Form 10-Q filed with the SEC on May 11, 2020.

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

Real estate securities markets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which have negatively impacted our former CRE debt securities portfolio. This portfolio was pledged as collateral under daily mark-to-market secured revolving repurchase facilities. Fluctuations in the value of our CRE debt securities portfolio, including as a result of changes in credit spreads, resulted in us being required to post cash collateral with our lenders under these facilities. These fluctuations and requirements to post cash collateral were material.  To mitigate the impact to our business from these developments, we sold during March and April 2020, all of our CRE debt securities. We recorded aggregate losses from these sales of $203.4 million. Although these losses will be available to offset certain capital gains that we may have now or in the future, these losses will not reduce the amount that we will be required to distribute under the requirement that we distribute to our stockholders at least 90% of our REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

Many jurisdictions have begun to “reopen” by reducing measures that were previously taken to limit the spread of COVID-19, but we cannot predict the length of time that it will take for a meaningful economic recovery to take place. In a number of jurisdictions, these reopening measures led to a surge in new cases of COVID-19 which, in turn, led governmental authorities to reimpose certain of the restrictions that previously had been lifted. We also cannot predict whether or not reopening will lead to additional surges in new cases of COVID-19 such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Measures that we have taken and may take in the future to maintain adequate liquidity have negatively impacted our business and may negatively impact our business in the future.

As discussed elsewhere in this Form 10-Q, as a result of extreme short-term volatility and negative pressure in the financial markets, during the six months ended June 30, 2020, we funded during March and April 2020 margin calls aggregating $157.7 million. In order to mitigate the impacts to our business from these developments and to maintain adequate liquidity, we were forced to sell certain of our assets at an inopportune time. We realized a loss of $36.2 million in connection with such sales that occurred prior to April 1, 2020, and recorded an impairment charge at March 31, 2020 of $167.3 million. Realized losses incurred in April in connection with the divestiture of the entirety of our CRE debt securities portfolio were substantially the same as the impairment charge.

In May 2020, we made voluntary deleveraging payments to seven of our secured lenders who finance portions of our loan portfolio in exchange for, among other things, agreements by the lenders to refrain from making margin calls for defined periods, subject to certain conditions. There is no assurance that these agreements will not be terminated prior to their contractual maturity due to changes in the regulatory environment, breach of the agreement by one or more of the lenders, or other factors beyond our control.

If this turbulent market environment persists beyond the defined period of the margin holiday agreements referenced above, we may in the future be required to post additional cash collateral with our whole loan lenders. In such a situation, we may be forced to sell additional assets to maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented.

In order to maintain adequate liquidity, we have elected, and may continue to elect, to retain cash rather than deploying it into investments in income-producing assets. A reduction in the amount of our income-producing assets, including through asset sales, coupled with an increase in uninvested cash would result in diminished earning capacity for the Company and could materially and adversely affect us, our financial condition and our results of operations.

We expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers and limit our ability to grow our business.

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. We have been contacted by certain of our borrowers who seek to defer the payment of principal and interest on certain of our loans. We have entered into modifications to existing loan agreements with several of our borrowers that, would permit borrowers to defer payment of some or all of the interest on their loans for a period of up to six months, and/or the reallocation of certain cash reserve balances within the loan structure for use in paying interest or operating expenses.  In exchange, borrowers and sponsors will be required to provide us additional cash for payment of interest, operating expenses, replenishment of capital reserves. Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. A number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or sponsor in the event of a default.

We originate and acquire transitional loans, which provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Market and economic disruptions caused by COVID-19, as well as measures intended to prevent the spread of COVID-19, have caused declines in leasing and other forms of commercial real estate economic activity, which will likely make it more difficult for our borrowers to successfully achieve the business plans for these properties, and we will bear the risk that we may not recover some or all of our investment. This risk may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be concentrated in certain property types that are more adversely affected by COVID-19 than other property types. For example, as of June 30, 2020, certain of the loans in our loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our investments in assets secured by properties that operate in those industries. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to the Consolidated Financial Statements included in this Form 10-Q.

Any future period of payment delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from loans and CRE debt securities in our portfolio, may impair our ability to originate and acquire loans, and impede our ability to access the capital markets, which in each case would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect transaction volume and real estate values may decline, which will likely reduce the level of new mortgage and other real estate-related loan originations and may expose us to loan impairments.  Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

In the event that we assume, through foreclosure or deed-in-lieu of foreclosure, the ownership of property securing any of our loans and we decide to sell such property, the liquidation proceeds upon sale may not be sufficient to recover our cost basis in our loan, resulting in a loss to us. Furthermore, any costs or delays involved in the liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us. We may also be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we assume ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, in March 2020 we announced the deferral of the payment of our previously authorized cash dividend for the first quarter of 2020 to July 2020, which was subsequently paid on July 14, 2020 to shareholders of record as of June 15, 2020.

Despite the Company’s issuance on May 28, 2020 of $225.0 million of Series B Preferred Stock, COVID-19 induced uncertainty regarding the future state of the real estate capital markets, and operating performance of commercial real estate, means that no assurance can be given that we will be able to make distributions to our stockholders at any time in the future, or that the level of any distributions we do make to our stockholders will achieve a market yield, or increase or even be maintained over time.

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

We have experienced a decline in the fair value of our investments as a result of COVID-19, which could materially and adversely affect us.

As of March 31, 2020, we did not have the intent to hold certain of our CRE debt securities to maturity. As a result, we recorded an impairment charge of $167.3 million in addition to the $36.2 million of loss on sales realized in the three months ended March 31, 2020. This impairment charge was fully realized in April 2020 in connection with the sale of the remainder of our CRE debt securities portfolio.

Negative impacts on our business caused by COVID-19 may cause us to default on certain financial covenants contained in our financing arrangements.

Our current financing arrangements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to equity ratio, limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income as defined in the agreements. Additionally, the agreements governing our Series B Preferred Stock include a financial covenant that imposes a maximum debt-to-equity ratio.  For a description of certain of the covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Covenants for Outstanding Borrowings.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by Item 701 of Regulation S-K as to equity securities sold during the quarter ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended, is included in our Current Report on Form 8-K filed with the SEC on May 29, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 28, 2020, the Company’s Board of Directors appointed Matthew Coleman as the Company’s President. Prior to such appointment, Mr. Coleman served as a Vice President of the Company. Greta Guggenheim will continue to serve as the Company’s Chief Executive Officer and as a director. Mr. Coleman’s full biography and, to the extent applicable, the information required by Item 404(a) of Regulation S-K, are included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 15, 2020 (the “Proxy Statement”). Mr. Coleman’s compensation is also described in the Proxy Statement.

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

3.3

Articles Supplementary of 11.0% Series B Cumulative Redeemable Preferred Stock of TPG RE Finance Trust Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1

Investment Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.2

Registration Rights Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.3

Warrant Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.4

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.5

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.6

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.7

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.8

First Amendment to Amended and Restated Limited Guaranty, dated as of May 28, 2020, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.9

First Amendment to Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.10

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.11	Second Amendment to Master Repurchase and Securities Contract, dated as of May 28, 2020, between TPG RE Finance 14, Ltd. and U.S. Bank National Association

10.12	Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2020, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

31.1	Certificate of Greta Guggenheim, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Greta Guggenheim, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2020	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial Officer
(Principal Financial Officer)