Form 10-Q
period 2020-09-30
TPG RE Finance Trust, Inc.
filed 2020-11-04
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 76,756,761 shares of the registrant’s common stock, $0.001 par value per share, and 0 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in this Form 10-Q, in our Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2020, in our Form 10-Q filed with the SEC on May 11, 2020, and in our Form 10-K filed with the SEC on February 19, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS(1)
Cash and Cash Equivalents	$225,554	$79,182
Restricted Cash	—	484
Accounts Receivable	635	2,344
Accounts Receivable from Servicer/Trustee	23,494	13,741
Accrued Interest and Fees Receivable	30,250	28,107
Loans Held for Investment	4,928,469	4,980,389
Allowance for Credit Losses	(56,660)	—
Loans Held for Investment, Net (includes $2,554,579 and $2,585,030, respectively, pledged as collateral under secured credit facilities)	4,871,809	4,980,389
Investment in Available-for-Sale CRE Debt Securities, Net (includes $0 and $786,408, respectively, pledged as collateral under secured credit facilities)	—	787,552
Other Assets	900	1,071
Total Assets	$5,152,642	$5,892,870
LIABILITIES AND EQUITY(1)
Liabilities
Accrued Interest Payable	$2,857	$6,665
Accrued Expenses and Other Liabilities	14,044	8,176
Secured Credit Agreements (net of deferred financing costs of $8,620 and $11,632, respectively)	1,724,492	2,448,422
Collateralized Loan Obligations (net of deferred financing costs of $10,128 and $13,632, respectively)	1,824,633	1,806,428
Asset-Specific Financings (net of deferred financing costs of $10 and $294, respectively)	76,990	76,706
Payable to Affiliates	7,990	9,520
Deferred Revenue	191	164
Dividends Payable	15,444	32,835
Total Liabilities	3,666,641	4,388,916
Commitments and Contingencies—See Note 14
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 13,000,000 and 0 shares authorized, respectively; 9,000,000 and 0 shares issued and outstanding, respectively)	198,152	—
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 302,500,000 and 300,000,000 shares authorized, respectively; 76,757,761 and 74,886,113 shares issued and outstanding, respectively)	77	75
Class A Common Stock ($0.001 par value per share; 0 and 2,500,000 shares authorized, respectively; 0 and 1,136,665 shares issued and outstanding, respectively)	—	1
Additional Paid-in-Capital	1,559,522	1,530,935
Accumulated Deficit	(271,750)	(28,108)
Accumulated Other Comprehensive Income	—	1,051
Total Stockholders' Equity	1,287,849	1,503,954
Total Permanent Equity	1,287,849	1,503,954
Total Liabilities and Equity	$5,152,642	$5,892,870

(1)

The Company’s consolidated Total Assets and Total Liabilities at September 30, 2020 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2019 include assets and liabilities of VIEs of $2.2 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest Income	$69,854	$92,362	$221,654	$257,217
Interest Expense	(21,450)	(47,874)	(85,772)	(133,667)
Net Interest Income	48,404	44,488	135,882	123,550
OTHER REVENUE
Other Income, net	81	160	528	994
Total Other Revenue	81	160	528	994
OTHER EXPENSES
Professional Fees	1,613	1,440	7,468	2,712
General and Administrative	862	1,078	2,702	2,563
Stock Compensation Expense	1,147	452	4,234	1,966
Servicing and Asset Management Fees	395	960	932	1,904
Management Fee	5,293	5,482	15,408	15,948
Incentive Management Fee	—	2,104	—	5,517
Total Other Expenses	9,310	11,516	30,744	30,610
Securities Impairments	—	—	(203,397)	—
Credit Loss Expense	(654)	—	(53,456)	—
Income (Loss) Before Income Taxes	38,521	33,132	(151,187)	93,934
Income Tax Expense, net	(74)	(107)	(228)	(528)
Net Income (Loss)	$38,447	$33,025	$(151,415)	$93,406
Series A Preferred Stock Dividends	(3)	(3)	(11)	(10)
Series B Cumulative Redeemable Preferred Stock Dividends	(6,214)	—	(8,463)	—
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$32,230	$33,022	$(159,889)	$93,396
Earnings (Loss) per Common Share, Basic	$0.40	$0.44	$(2.13)	$1.29
Earnings (Loss) per Common Share, Diluted	$0.39	$0.44	$(2.13)	$1.29
Weighted Average Number of Common Shares Outstanding
Basic:	76,756,411	74,126,890	76,622,415	72,149,684
Diluted:	78,254,661	74,126,890	76,622,415	72,149,684
OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$38,447	$33,025	$(151,415)	$93,406
Unrealized Gain (Loss) on Available-for-Sale Debt Securities	-	74	(1,051)	3,292
Comprehensive Net Income (Loss)	$38,447	$33,099	$(152,466)	$96,698

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401	—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)	—
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413	$—
Issuance of Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	—	—	—	—	210,598
Issuance of Warrants to Purchase Common Stock	—	—	—	—	—	—	14,402	—	—	14,402	—
Issuance of Common Stock	—	—	160,278	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(18,842)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(985)	—	—	(985)	(14,209)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,686	—	—	1,686	—
Net Income	—	—	—	—	—	—	—	42,928	—	42,928	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(77)	(77)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,255)	—	(2,255)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(443)	—	—	(443)	443
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,448)	—	(15,448)	—
June 30, 2020	125	$—	76,792,432	$77	—	$—	$1,559,684	$(288,540)	$—	$1,271,221	$196,832
Issuance of Common Stock	—	—	1,444	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(36,115)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	38	—	—	38	(27)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,147	—	—	1,147	—
Net Income	—	—	—	—	—	—	—	38,447	—	38,447	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,217)	—	(6,217)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(1,347)	—	—	(1,347)	1,347
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,440)	—	(15,440)	—
September 30, 2020	125	—	76,757,761	77	—	—	1,559,522	(271,750)	—	1,287,849	198,152

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2019	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170	$—
Issuance of Common Stock	—	—	6,000,000	6	—	—	119,094	—	—	119,100	—
Repurchases of Common Stock	—	—	(2,324)	—	—	—	—	(42)	—	(42)	—
Issuance of Series A Preferred Stock	125	—	—	—	—	—	125	—	—	125	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(300)	—	—	(300)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	633	—	—	633	—
Net Income	—	—	—	—	—	—	—	28,412	—	28,412	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	106	106	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,160)	—	(31,160)	—
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(492)	—	(492)	—
March 31, 2019	125	$—	72,018,063	$73	1,143,313	$1	$1,474,554	$(29,200)	$(1,879)	$1,443,549	$—
Issuance of Common Stock	—	—	978,033	—	—	—	17,432	—	—	17,432	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(197)	—	—	(197)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	881	—	—	881	—
Net Income	—	—	—	—	—	—	—	31,969	—	31,969	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	3,112	3,112	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4)	—	(4)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,494)	—	(31,494)	—
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(491)	—	(491)	—
June 30, 2019	125	$—	72,996,096	$73	1,143,313	$1	$1,492,670	$(29,220)	$1,233	$1,464,757	$—
Issuance of Common Stock			424	—	—	—	—	—	—	—	—
Conversions of Class A Common Stock to Common Stock	—	—	4,648	—	(4,648)	—	—	—	—	—	—
Repurchase of Common Stock for Net Settlement of Share Based Compensation Taxes	—	—	(14,782)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(31)	—	—	(31)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	452	—	—	452	—
Net Income	—	—	—	—	—	—	—	33,025	—	33,025	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	74	74	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(31,489)	—	(31,489)	—
Dividends on Class A Common Stock (Dividends declared per Share of $0.43)	—	—	—	—	—	—	—	(490)	—	(490)	—
September 30, 2019	125	—	72,986,386	73	1,138,665	1	1,493,091	(28,177)	1,307	1,466,295	—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(151,415)	$93,406
Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(8,515)	(12,612)
Amortization of Deferred Financing Costs	10,062	14,607
Increase in Capitalized Accrued Interest	(3,889)	—
Loss on Sales of Loans Held for Investment and CRE Debt Securities, Net	217,170	469
Stock Compensation Expense	4,234	1,966
Allowance for Credit Loss Expense	39,685	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	1,709	32
Accrued Interest Receivable	(1,367)	(8,695)
Accrued Expenses and Other Liabilities	(416)	(2,936)
Accrued Interest Payable	(3,808)	691
Payable to Affiliates	(1,530)	1,772
Deferred Fee Income	27	(178)
Other Assets	171	(656)
Net Cash Provided by Operating Activities	102,118	87,866
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(351,650)	(1,782,995)
Advances on Loans Held for Investment	(171,389)	(162,380)
Principal Repayments of Loans Held for Investment	431,414	1,248,745
Proceeds from Loan Sales	131,902	—
Purchase of Available-for-Sale CRE Debt Securities	(168,888)	(632,346)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	766,437	66,695
Net Cash Provided by (Used in) Investing Activities	637,826	(1,262,281)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	—	(732,103)
Payments on Secured Credit Agreements - Loan Investments	(810,487)	(2,066,237)
Proceeds from Secured Credit Agreements - Loan Investments	776,343	3,492,583
Payments on Secured Credit Agreements - CRE Debt Securities	(824,920)	(50,570)
Proceeds from Secured Credit Agreements - CRE Debt Securities	132,122	552,696
Payment of Deferred Financing Costs	(2,694)	(6,760)
Payments to Repurchase Common Stock	—	(42)
Proceeds from Issuance of Series A Preferred Stock	—	125
Proceeds from Issuance of Series B Cumulative Redeemable Preferred Stock	210,598	—
Proceeds from Issuance of Warrants to Purchase Common Stock	14,402	—
Proceeds from Issuance of Common Stock	12,895	136,532
Dividends Paid on Common Stock	(81,218)	(91,143)
Dividends Paid on Class A Common Stock	(284)	(1,475)
Dividends Paid on Series A Preferred Stock	(6)	(7)
Dividends Paid on Series B Cumulative Redeemable Preferred Stock	(8,465)	—
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(12,342)	(207)
Net Cash Provided by (Used in) Financing Activities	(594,056)	1,233,392
Net Change in Cash, Cash Equivalents, and Restricted Cash	145,888	58,977
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79,666	40,720
Cash, Cash Equivalents and Restricted Cash at End of Period	$225,554	$99,697
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$79,518	$118,369
Taxes Paid	$141	$393
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, Net	$23,478	$80,159
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, Net	—	1,388
Dividends Declared, not paid	15,444	31,982
Accrued Equity Issuance and Transaction Costs	3,047	321
Change in Accrued Deferred Financing Costs	567	6,082
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities	(1,051)	3,292

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has in the past invested in commercial real estate debt securities (“CRE debt securities”), primarily investment-grade commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligation securities (“CRE CLOs”).

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

Risks and Uncertainties

The coronavirus pandemic (“COVID-19”) resulted in broad challenges globally, has contributed to significant volatility in financial markets and continues to adversely impact global commercial activity. The impact of the outbreak has evolved rapidly around the globe, with many countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions have created significant disruptions to global supply chains, and adversely impacted several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

The major disruptions caused by COVID-19 halted economic activity in most of the United States resulting in a significant increase in unemployment claims and material fiscal stimulus expenditures by the federal government. COVID-19 has also resulted in a significant decline in the U.S. Gross Domestic Product.

COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. Many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but the Company cannot predict the length of time that it will take for a meaningful economic recovery to take place. The Company also cannot predict whether these openings or lower temperatures in the fall and winter will lead to additional surges in new cases of COVID-19, or the severity of such surges if/when they occur, such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect the Company’s results and financial condition.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income. These reclassifications include the separate presentation of stock compensation on the consolidated statements of income and comprehensive income, and the disaggregation of proceeds and payments from secured credit agreements secured by loans and secured credit agreements secured by CRE debt securities on the consolidated statements of cash flows.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to, the adequacy of provisions for credit losses and the valuation inputs related thereto and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to market dislocation resulting from the COVID-19 pandemic. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC 810”) provides guidance on the identification of a variable interest entity (“VIE”), which is defined as an entity for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which the Company is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of any cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized premiums, discounts, unamortized net loan origination fees and costs. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments. Accrued but not yet collected interest is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets.

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

Non-Accrual Loans

Loans are placed on non-accrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal and interest, or the Company concludes that a full recovery of all interest and principal is doubtful. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. All interest accrued but not received for loans placed on non-accrual status is subtracted from interest income at the time the loan is placed on non-accrual. Payments received on non-accrual loans are accounted for using either the cash method, or the cost recovery method which applies any cash collected to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, the Company grants a concession to a borrower experiencing financial difficulty that it would not otherwise consider. The Company does not consider as a concession a restructuring that includes an insignificant delay in payment. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal balance of the loan or collateral value, and the contractual amount due, or the delay in timing of the restructured payment period, is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification usually remain on non-accrual status until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, which is generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, generally six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

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

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral in the following property types: office; multifamily; hotel; mixed-use; condominium; retail; and land.

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

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower and its sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates; (ii) site inspections; (iii) sales and financing comparables; (iv) current credit spreads for refinancing; and (v) other market data.

Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the lack or sharply limited number of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.

The Company’s CECL reserve reflects its estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimations include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. The forecasts are embedded in the licensed model that the Company uses to estimate its CECL reserve. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

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

CRE Debt Securities

In the past, the Company acquired CRE debt securities for investment purposes. The Company designated CRE debt securities as available-for-sale (“AFS”) on the acquisition date. CRE debt securities that were classified as AFS were recorded at fair value through other comprehensive income or loss in the Company’s consolidated financial statements. The Company recognized interest income on its CRE debt securities using the interest method, or on a straight-line basis when it approximated the effective interest method, with any premium or discount amortized or accreted into interest income based on the respective outstanding principal balance and corresponding contractual term of the CRE debt security. Accrued but not yet collected interest was separately reported as accrued interest receivable on the Company’s consolidated balance sheets. The Company used a specific identification method when determining the cost of a CRE debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income or loss into earnings on the trade date.

AFS debt securities in unrealized loss positions were evaluated for impairment related to credit losses at least quarterly. For the purpose of identifying and measuring impairment, any applicable accrued interest was excluded from both the fair value and the amortized cost basis. The Company had elected to write off accrued interest by reversing interest income in the event the accrued interest is deemed uncollectible, generally when the security became 90 days or more past due for principal and interest.

The Company first assessed whether it intended to sell the debt security or more likely than not was required to sell the debt security before recovery of its amortized cost basis. If either criterion regarding intent or requirement to sell was met, the debt security’s amortized cost basis was written down to its fair value and the write down was charged against the allowance for credit losses, with any incremental impairment reported in earnings as a loss in the consolidated statements of income and comprehensive income.

Any AFS debt security in an unrealized loss position which the Company did not intend to sell or was not more likely than not required to sell before recovery of the amortized cost basis was assessed for expected credit losses. The performance indicators considered for CRE debt securities related to the underlying assets and included default rates, delinquency rates, percentage of nonperforming assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, the Company compared the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected was less than the amortized cost basis for the security, a credit loss existed and an allowance for credit losses was recorded, limited by the amount the fair value was less than amortized cost basis.

Declines in fair value of AFS debt securities in an unrealized loss position that were not due to credit losses, such as declines due to changes in market interest rates, were recorded through other comprehensive income. Any impairment that had not been recorded through an allowance for credit losses was recognized in other comprehensive income. Unrealized gains and losses on AFS debt securities presented in the consolidated statement of income and comprehensive income included the reversal of unrealized gains and losses at the time gains or losses were realized.

Portfolio Financing Arrangements

The Company finances certain of its loans, or participation interests therein, using secured credit agreements, including secured credit facilities (formerly called secured revolving repurchase agreements), secured revolving credit facilities (formerly called senior secured and secured credit agreements), asset-specific financing arrangements, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2020, the Company transferred on a non-recourse basis 100% of the senior mortgage loan that the Company originated or co-originated to a third-party lender and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan so transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

In the past, the Company acquired CRE debt securities for investment purposes. The Company financed its CRE debt securities using secured credit agreements with daily mark-to-market features and contract maturities of typically 30 days. The related borrowings were recorded as liabilities on the Company’s consolidated balance sheets. Interest income earned on the CRE debt securities and interest expense incurred on the related borrowings were reported in interest income and interest expense, respectively, on the Company’s consolidated statements of income and comprehensive income.

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

•

Secured credit facilities, secured revolving credit facilities, net, and asset-specific financing arrangements: based on the rate at which a similar secured credit facility would currently be priced, as corroborated by inquiry of other market participants.

•

CRE Collateralized Loan Obligations, net: utilizing indications of value from dealers active in trading similar or substantially similar securities, observable quotes from market data services, reported prices and spreads for recent new issues, and Manager estimates of the credit spread on which similar bonds would be issued, or traded, in the new issue and secondary markets.

•	Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying values that approximate fair value due to their short-term nature.

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

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic and diluted earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and, when it was outstanding, Class A common stock), by the weighted-average number of common shares (both common stock and, when it was outstanding, Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock were identical to the common stock, except (1) the Class A common stock was not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and could not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock was convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock.

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all outstanding shares of its Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of the shares of Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed the Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of March 31, June 30, and September 30, 2020, there were no shares of the Company’s Class A common stock authorized or outstanding.

Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants (the “Warrants”, see Note 12) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), which are exercisable only on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities and warrants from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. These share-based awards generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors fully vest on the grant date and accrue dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations and secured credit arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured credit arrangements other than our CRE CLOs, the initial term of the financing arrangement; (b) for deferred financing costs related to asset specific borrowings under secured credit arrangements other than CRE CLOs, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c) for CRE CLOs issued by the Company’s subsidiaries, over the estimated life of the liabilities issued based on the initial maturity dates of the underlying loans currently held by each trust based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, all as of the closing date.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2020 and December 31, 2019. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $10 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $21.7 million and $56.9 million, respectively, at September 30, 2020 and December 31, 2019.

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

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method, as defined in Note 12. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Recently Adopted Accounting Guidance

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss method that is referred to as the CECL method. The measurement of expected credit losses under the CECL method is applicable to the Company’s mortgage loan investment portfolio measured at amortized cost, unfunded loan commitments and AFS debt securities measured at fair value. Also, on January 1, 2020, the Company adopted the following ASUs issued subsequent to ASU 2016-13 which amended Topic 326:

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

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to belong to a single portfolio segment, Mortgage Loans, because this is the level at which the Company has developed its systematic methodology to determine the Allowance for Credit Losses. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to Loans Held for Investment were $16.7 million as of September 30, 2020.

During the three months ended September 30, 2020, the Company originated one mortgage loan, with an initial unpaid principal balance of $78.4 million, which involved the assumption and simultaneous assignment of an existing first mortgage loan by the third-party purchaser of the property securing the loan. This amendment is not considered a TDR under GAAP. The transaction was treated as a new loan origination and extinguishment of the then-existing loan under GAAP.

The following table details overall statistics for the Company’s loan portfolio as of September 30, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	63	64
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,449,448	$5,581,448
Unpaid principal balance(2)	$4,939,369	$4,939,369
Unfunded loan commitments(3)	$513,969	$513,969
Amortized cost	$4,928,469	$4,928,469
Weighted average credit spread(4)	3.3%	3.3%
Weighted average all-in yield(4)	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	3.3	3.3
Weighted average LTV(6)	65.8%	65.8%

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. At September 30, 2020, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $3.9 million as of September 30, 2020.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of September 30, 2020, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2020 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2020, based on the unpaid principal balance of the Company’s total loan exposure, 43.6% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 56.4% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2020, divided by the as-is appraised value of the Company’s collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects the Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with the Manager’s underwriting standards and consistent with third-party appraisals obtained by the Manager.

The following tables present an overview of the mortgage loan investment portfolio by loan seniority as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,907,904	$(10,706)	$4,897,198
Subordinated and mezzanine loans	31,465	(194)	31,271
Total	$4,939,369	$(10,900)	$4,928,469
Allowance for credit losses			(56,660)
Loans Held for Investment, Net			$4,871,809

	December 31, 2019
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,978,176	$(17,500)	$4,960,676
Subordinated and mezzanine loans	20,000	(287)	19,713
Total	$4,998,176	$(17,787)	$4,980,389
Allowance for credit losses			—
Loans Held for Investment, Net			$4,980,389

For the nine months ended September 30, 2020, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2019	$4,980,389
Additions during the period:
Loans originated and acquired(1)	430,050
Additional fundings	175,280
Amortization of origination fees	8,768
Deductions during the period:
Collection of principal(1)	(520,343)
Loan Sales(2) (3)	(145,675)
Change in allowance for credit losses	(56,660)
Balance at September 30, 2020	$4,871,809

(1)

Includes an assumption and simultaneous assignment of an existing first mortgage loan with an initial unpaid principal balance of $78.4 million by the third-party purchaser of the property securing the loan during the three months ended September 30, 2020. The transaction was treated as a new loan origination and extinguishment of the then-existing loan under GAAP.

(2)

Includes the sale, at no gain or loss, of a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $280.4 million and a commitment amount of $300.8 million.

(3)	Includes the sale of one loan with an unpaid principal balance of $99.3 million sold for $85.5 million resulting in a realized loss of $13.8 million.

At September 30, 2020 and December 31, 2019, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

At September 30, 2020 and December 31, 2019, there was $10.9 million and $17.8 million, respectively, of unamortized loan fees and discounts included in loans held for investment, net in the consolidated balance sheets. The Company did not recognize any accelerated fee component of prepayment fees (yield maintenance payments) during the three months ended September 30, 2020 and 2019, and recognized $0.3 million and $0.6 million of such payments, respectively, during the nine months ended September 30, 2020 and 2019.

Loan Risk Rating

As discussed in Note 2, the Company evaluates all of its loans to assign risk ratings on a quarterly basis. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are described in Note 2. The Company generally assigns a risk rating of “3” to all loan investments originated during the most recent quarter, except in the case of specific circumstances warranting an exception.

The following table presents amortized cost basis by origination year, grouped by risk rating, as of September 30, 2020 (dollars in thousands):

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	193,489	—	382,948	87,673	—	664,110
3	244,852	1,774,246	1,099,442	166,195	—	3,284,735
4	—	429,350	77,917	301,584	27,520	836,371
5	—	111,982	—	—	—	111,982
Total mortgage loans	438,341	2,315,578	1,560,307	555,452	27,520	4,897,198
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	31,271	—	—	—	31,271
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	31,271	—	—	—	31,271
Total	$438,341	$2,346,849	$1,560,307	$555,452	$27,520	$4,928,469

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost, and results of the Company’s internal risk rating review performed as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Rating	September 30, 2020	December 31, 2019
1	$—	$—
2	664,110	903,393
3	3,316,006	3,868,696
4	836,371	208,300
5	111,982	—
Total	$4,928,469	$4,980,389
Allowance for Credit Losses	(56,660)	—
Carrying Value	$4,871,809	$4,980,389
Weighted Average Risk Rating(1)	3.1	2.9

(1)	Weighted Average Risk Rating calculated based on amortized cost balance at period end.

The weighted average risk rating calculated as of September 30, 2020 was 3.1, an increase from the 2.9 weighted average risk rating at December 31, 2019.

During the three months ended September 30, 2020, the Company reclassified:

•	one loan from its Category “3” risk rating to its Category “2” risk rating because the collateral property has achieved 100% leased occupancy at rents in excess of underwriting;

•

one loan from its Category “4” risk rating to its Category “3” risk rating because the underlying collateral property was purchased by a new owner that infused new equity capital, assumed the existing first mortgage loan, repaid $3.0 million of unpaid principal balance, and agreed to make a further principal repayment of $1.0 million in December 2020;

•

one loan from its Category “5” risk rating to its Category “4” risk rating due to a loan modification and amendment executed during the quarter that required the borrower to immediately pay all past-due interest and infuse new equity capital; and

•

one loan from its Category “4” risk rating to its Category “5” risk rating due to the borrower’s financial distress and a potential maturity default that subsequently occurred on October 9, 2020. Refer to Note 16 for additional details.

Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of September 30, 2020. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss levels, see Note 2.

The following tables present activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three and nine month periods ended September 30, 2020 (dollars in thousands):

	For the Three Months Ended September 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2020	$51,557	$2,000	$53,557
Credit loss benefit (expense)	3,416	(313)	3,103
Subtotal	54,973	1,687	56,660

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2020	3,618	1,500	5,118
Credit loss expense, net	(1,138)	(1,311)	(2,449)
Subtotal	2,480	189	2,669

Total allowance for credit losses	$57,453	$1,876	$59,329

	For the Nine Months Ended September 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance (prior to adoption of ASC 326) at January 1, 2020	$—	$—	$—
Impact of adopting ASC 326	16,903	880	17,783
Credit loss expense, net	38,070	807	38,877
Subtotal	54,973	1,687	56,660

Allowance for credit losses on unfunded loan commitments:
Beginning balance (prior to adoption of ASC 326) at January 1, 2020	—	—	—
Impact of adopting ASC 326	1,862	—	1,862
Credit loss expense, net	618	189	807
Subtotal	2,480	189	2,669

Total allowance for credit losses	$57,453	$1,876	$59,329

Upon the adoption of ASC 326, the allowance for credit losses increased by $19.6 million due to the application of the CECL methodology in the first quarter of 2020 (as described in Note 2) over performing loans on which the Company had previously not carried an allowance for credit losses. During the three months ended September 30, 2020, the Company recorded an increase of $0.7 million in the allowance for credit losses, bringing the total CECL reserve to $59.3 million as of September 30, 2020. For the three months ended September 30, 2020, the Company’s estimate of expected credit losses was impacted by macroeconomic conditions in response to the COVID-19 pandemic. For the nine months ended September 30, 2020, the Company’s estimate of expected credit losses increased due to sharply recessionary macroeconomic assumptions employed in determining the Company’s model-based CECL reserve, offset by a decline in total loan commitments and unpaid principal balance due to loan repayments and sales. Additionally, the average risk ratings of the Company’s loans increased from 2.9 as of December 31, 2019 to 3.1 as of September 30, 2020, due primarily to downgrades of nine loans during the first quarter of 2020, one loan during the second quarter of 2020 (which was restored to its first quarter risk rating in the third quarter), and one loan in the third quarter of 2020. The impact of reduced economic activity due to the COVID-19 pandemic has caused reduced activity in capital markets, which may slow the pace of loan repayments, and will likely impact commercial property values and valuation inputs. While the ultimate impact is uncertain, the Company has made certain forward-looking adjustments to the inputs of its calculation of the allowance for credit losses to reflect its changing expectations.

There were no loans on non-accrual status as of September 30, 2020. No loan was placed on non-accrual status during the three months ended June 30, 2020 or the three months ended March 31, 2020, and there were no loans on non-accrual status at December 31, 2019. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may fail to pay interest which may result in additional loans being placed on non-accrual status during the fourth quarter of 2020 and later periods.

On September 30, 2020, the Company determined that one first mortgage loan secured by two undeveloped commercial land parcels met the CECL framework’s criteria for individual assessment. At September 30, 2020, the loan was current with respect to interest and other reserves. The amortized cost of the loan was $112.0 million and $111.4 million as of September 30, 2020, and December 31, 2019, respectively. On October 9, 2020, the borrower failed to make a partial principal repayment of $20.0 million and replenish the interest reserve in order to exercise an option to extend the maturity date of the loan for one year, which caused a maturity default. As a result, subsequent to September 30, 2020, the loan was placed on non-accrual status. Accordingly, the Company utilized the estimated fair value of the collateral on September 30, 2020 to estimate a loan loss reserve of $12.8 million as of that date, which is included in the CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over specific holding periods for each parcel, discount rates ranging between 8.0% - 17.5% based on the risk profiles of estimated cash flows associated with each respective parcel, and estimated terminal value. These inputs are based on the location, type and nature of each parcel, current and anticipated market conditions based on recent comparable sales and interviews with market participants, and management’s knowledge, experience and judgment.

During the three months ended September 30, 2020, the Company executed eight loan modifications with borrowers. As of September 30, 2020, these loans had an aggregate commitment amount of $365.9 million and an aggregate unpaid principal balance of $351.3 million. None of these loan modifications trigger the requirements for accounting as TDRs. Four of the modifications meet the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. The agencies encourage financial institutions and other lenders to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The agencies view loan modification programs to borrowers who were current prior to the outbreak as positive actions that can mitigate adverse effects due to COVID-19. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. The Company’s loan modifications typically temporarily reduce the amount of cash interest collected, permit the accrual of a portion of the interest due during the modification period to be repaid at a later date by the borrower, and/or permit the use of existing cash loan reserves to pay interest expense and other property-level expenses. All of the modified loans are performing, and none are on non-accrual status as of September 30, 2020. During the nine months ended September 30, 2020, the Company executed 14 such loan modifications. Three of these modifications expired (two due to repayment of the loans in full) in the third quarter of 2020, seven will expire in the fourth quarter of 2020 and the remaining four will expire after December 31, 2020. As of September 30, 2020, the aggregate unpaid principal balance of modified loans outstanding was $775.3 million. Total PIK Interest of $3.3 million and $3.9 million was deferred and added to the outstanding loan principal during the three and nine months ended September 30, 2020, respectively.

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of September 30, 2020 (dollars in thousands):

	Days Outstanding
	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$—	$—	$—	$—	$4,897,198	$4,897,198	$—
Subordinated and mezzanine loans	—	—	—	—	31,271	31,271	—
Total	$—	$—	$—	$—	$4,928,469	$4,928,469	$—

At December 31, 2019, all loans were current.

(4) Available-for-Sale Debt Securities

As of September 30, 2020, the Company did not own any CRE debt securities. The Company did not acquire any CRE debt securities during the three months ended September 30, 2020. During the nine months ended September 30, 2020, all but one CRE debt security in the Company’s debt securities portfolio was pledged as collateral under daily mark-to-market secured revolving repurchase facilities. During the nine months ended September 30, 2020, the Company sold all of its CRE CLO investments with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. For the nine months ended September 30, 2020, the Company recorded a loss of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income and comprehensive income, offset by a small realized gain.

As of December 31, 2019, the Company had 38 CRE debt securities designated as AFS debt securities. The Company designated its CRE debt securities as AFS upon acquisition. The following tables summarize the amortized cost, fair value, and unrealized gain of the Company’s CRE debt securities at December 31, 2019 (dollars in thousands):

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

(5) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have issued two collateralized loan obligations to finance approximately $2.2 billion or 44.7% of its loan investment portfolio, measured by unpaid principal balance. On October 25, 2019 (the “FL3 Closing Date”), TPG RE Finance Trust CLO Sub-REIT, a subsidiary of the Company (“Sub-REIT”), entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 provides for reinvestment, during the 24 months after closing of FL3, whereby eligible new loans or participation interests (the “FL3 Additional Interests”) in loans may be contributed to TRTX 2019-FL3 in exchange for cash, which provides liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended September 30, 2020, the Company did not utilize the reinvestment feature. For the nine months ended September 30, 2020, the Company utilized the reinvestment feature six times, contributing $163.1 million of new loans or participating interests in loans, and receiving $49.3 million of net cash proceeds, after the repayment of $113.8 million of existing borrowings, including accrued interest.

As of September 30, 2020, FL3 Mortgage Assets represented 24.9% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

At September 30, 2020, TRTX 2019-FL3 had $0.2 million of cash available to acquire eligible assets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of September 30, 2020, the Company’s unamortized issuance costs related to TRTX 2019-FL3 were $5.7 million.

Interest expense on the outstanding FL3 Notes is payable monthly. For the three and nine months ended September 30, 2020, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $4.1 million and $16.2 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). TRTX 2018-FL2 provides for reinvestment, during the 24 months after closing of FL2, whereby eligible new loans or participation interests in loans may be contributed to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended September 30, 2020, the Company utilized the reinvestment feature four times, contributing $159.5 million of new loans or participation interests in loans, and receiving net cash proceeds of $57.1 million, after the repayment of $102.4 million of existing borrowings, including accrued interest. For the nine months ended September 30, 2020, the Company utilized the reinvestment feature nine times, contributing $292.5 million of new loans or participation interests in loans, and receiving net cash proceeds of $122.8 million, after the repayment of $169.7 million of existing borrowings, including accrued interest.

As of September 30, 2020, FL2 Mortgage Assets represented 19.8% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $978.1 million.

At September 30, 2020, TRTX 2018-FL2 had approximately $23.1 million in cash available to acquire eligible assets.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of September 30, 2020, the Company’s unamortized issuance costs were $4.4 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and nine months ended September 30, 2020, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $3.3 million and $13.3 million, respectively, is included in the Company’s consolidated statements of income and comprehensive income.

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

The Company’s total assets and total liabilities as of September 30, 2020 and December 31, 2019 included the following VIE assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	September 30, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents	$57,667	$17,075
Accounts Receivable from Servicer/Trustee	23,478	1,464
Accrued Interest Receivable	748	2,178
Loans Held for Investment	2,188,464	2,229,034
Total Assets	$2,270,357	$2,249,751
LIABILITIES
Accrued Interest Payable	$1,424	$2,512
Accrued Expenses	376	732
Collateralized Loan Obligations	1,824,633	1,821,128
Payable to Affiliates	8,977	4,620
Deferred Revenue	111	—
Total Liabilities	$1,835,521	$1,828,992

The following tables outline TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of September 30, 2020 and December 31, 2019 (dollars in thousands):

September 30, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,207,197	$2,207,197	$1,834,761	$1,824,633

December 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,229,034	$2,229,034	$1,834,761	$1,821,128

Assets held by the FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.35%	4.9	3.82%	4.2
TRTX 2019-FL3	3.17%	4.2	3.33%	4.1

Debt (notes issued)
TRTX 2018-FL2	1.45%	17.1	1.45%	17.9
TRTX 2019-FL3	1.44%	14.0	1.44%	14.8

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(6) Secured Credit Agreements

At September 30, 2020 and December 31, 2019, the Company had secured credit facilities, a secured revolving credit agreement and an asset-specific financing, all of which were used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the asset-specific financing, these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change  for similar borrowing obligations (“spread marks”).

At September 30, 2020 and December 31, 2019, the Company had none and four, respectively, secured credit agreements which were used to finance its CRE CLO debt investments. These financing arrangements bore interest at a rate equal to LIBOR plus a credit spread negotiated between the Company and its lenders, which was determined primarily by the haircut amount (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) and the rating of the bonds so financed. These borrowing arrangements contained daily mark-to-market provisions that permitted the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. Additionally, these borrowing arrangements typically had maturities of 30 days subject to renewal at the lenders’ option.

The following table presents certain information regarding the Company’s secured credit agreements as of September 30, 2020 and December 31, 2019. Except as otherwise noted, all agreements are on a full or partial recourse basis (dollars in thousands):

	September 30, 2020
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral(1)	Amortized Cost of Collateral
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.8%	$250,000	$123,081	$126,919	$249,759	$248,130
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	451,674	298,326	450,452	448,267
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	282,330	467,670	634,242	632,749
Morgan Stanley(1)	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	82,316	417,684	607,209	605,168
JP Morgan(1) (3)	08/20/21	08/20/23	1 Month LIBOR	1.6%	1.7%	400,000	184,629	215,371	361,043	356,857
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.7%	140,005	70,421	69,584	100,302	100,052
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	62,442	137,558	185,135	185,135
Subtotal - Loan Investments						$2,990,005	$1,256,893	$1,733,112	$2,588,142	$2,576,358

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20 (2)	1 Month LIBOR	4.2%	4.3%	77,000	—	77,000	112,000	111,982
Subtotal						$77,000	—	$77,000	$112,000	$111,982

Total						$3,067,005	$1,256,893	$1,810,112	$2,700,142	$2,688,340

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)

Extension subject to a $20.0 million partial principal repayment of the underlying first mortgage loan, and rebalancing of the interest reserve, neither of which occurred by the initial maturity date of October 9, 2020. Refer to Note 16 for additional details.

(3)	On October 30, 2020, the Company extended its existing secured credit arrangement with JP Morgan Chase to a new initial maturity date of October 30, 2023.

	December 31, 2019
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral	Amortized Cost of Collateral
Goldman Sachs(1)	08/19/20	08/19/22	1 Month LIBOR	1.8%	3.5%	$750,000	$704,563	$45,437	$288,032	$285,962
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.8%	3.6%	750,000	355,372	394,628	593,742	591,238
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	3.3%	750,000	318,240	431,760	542,927	540,725
Morgan Stanley(1)	05/04/20	05/04/22	1 Month LIBOR	1.9%	3.6%	500,000	105,253	394,747	519,638	515,984
JP Morgan(1) (5)	08/20/21	08/20/23	1 Month LIBOR	1.6%	3.3%	400,000	181,552	218,448	300,677	295,341
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.8%	3.6%	152,240	15,641	136,599	173,253	172,898
Bank of America(1)	09/29/20	09/29/20	1 Month LIBOR	1.8%	3.8%	500,000	354,363	145,637	182,882	182,882
Subtotal - Loan Investments			1 Month LIBOR			3,802,240	2,034,984	1,767,256	2,601,151	2,585,030
Goldman Sachs(2)	01/12/20	01/12/20	1 Month LIBOR	0.9%	2.7%	81,143	—	81,143	94,629	94,644
JP Morgan(2)	01/17/20	01/17/20	1 Month LIBOR	0.9%	2.6%	475,881	—	475,881	544,105	545,080
Wells Fargo(2)	01/16/20	01/16/20	1 Month LIBOR	1.0%	2.7%	135,774	—	135,774	161,153	161,384
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	N/A	—	—	—	—	—
Subtotal - CRE Debt Securities						692,798	—	692,798	799,887	801,108
Subtotal						$4,495,038	$2,034,984	$2,460,054	$3,401,038	$3,386,138

Secured Revolving Credit Facility
Citibank(3)	07/12/20	07/12/20	1 Month LIBOR	2.3	4.1	160,000	160,000	—	—	—
Subtotal						$160,000	$160,000	$-	$-	$-

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20 (4)	1 Month LIBOR	4.2%	5.9%	77,000	—	77,000	112,000	111,436
Subtotal						$77,000	—	$77,000	$112,000	$111,436

Total						$4,732,038	$2,194,984	$2,537,054	$3,513,038	$3,497,574

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)

Borrowings under secured credit facilities with a guarantee for 100% recourse from Holdco. Maturity Date represents the sooner of the next maturity date of the CRE debt securities secured credit agreement, or roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under the secured revolving credit facility include a guarantee for 100% recourse. The Citibank credit facility expired by its terms on July 12, 2020.
(4)

Extension subject to a $20.0 million partial principal repayment of the underlying first mortgage loan, and rebalancing of the interest reserve, neither of which occurred by the initial maturity date of October 9, 2020. Refer to Note 16 for additional details.

(5)	On October 30, 2020, the Company extended its existing secured credit arrangement with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of September 30, 2020:

	September 30, 2020
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/21	05/04/22	25%	Credit
JP Morgan(2)	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20 (1)	N/A	N/A

(1)

Extension subject to a $20.0 million partial principal repayment of the underlying first mortgage loan, and rebalancing of the interest reserve, neither of which occurred by the initial maturity date of October 9, 2020. Refer to  Note 16 for additional details.

(2)    On October 30, 2020, the Company extended its existing secured credit arrangement with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2019:

	December 31, 2019
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/20	05/04/22	25%	Credit
JP Morgan(2)	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/20	09/29/20	25%	Credit
CRE Debt Securities
Goldman Sachs	01/12/20	01/12/20	100%	Spread
JP Morgan	01/17/20	01/17/20	100%	Spread
Wells Fargo	01/16/20	01/16/20	100%	Spread
Royal Bank of Canada	N/A	N/A	100%	Spread

Secured Revolving Credit Facility
Citibank	07/12/20	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20 (1)	N/A	N/A

(1)

Extension subject to a $20.0 million partial principal repayment of the underlying first mortgage loan, and rebalancing of the interest reserve, neither of which occurred by the initial maturity date of October 9, 2020. Refer to Note 16 for additional details.

(2)	On October 30, 2020, the Company extended its existing secured credit arrangement with JP Morgan Chase to a new initial maturity date of October 30, 2023.

Secured Credit Facilities

At September 30, 2020 and December 31, 2019, the Company had seven secured credit facilities to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged at September 30, 2020 and December 31, 2019 consisted of 55 and 61 mortgage loans, or participation interests therein, respectively. Under these secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty (lender) collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

At September 30, 2020, the Company had no secured credit facilities to finance its CRE debt securities as each agreement was terminated during the quarter ended June 30, 2020. At December 31, 2019, the Company had four secured credit facilities to finance its CRE debt securities. The facility commitment amounts were based on the carrying value of the assets pledged. Credit spreads varied depending upon the collateral type and advance rate. At December 31, 2019, CRE debt securities pledged consisted of 35 CRE CLO investments and two CMBS investments. The secured credit facilities used to finance CRE debt securities were 100% recourse to Holdco and were considered short-term borrowings.

Under each of the Company’s secured credit facilities, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit facilities. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on other-than-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. In the case of assets that serve as collateral under the Company’s secured credit facilities secured by loans, these considerations include credit-based factors (which are generally based on factors other than those related to the capital markets). In only one instance do the considerations include changes in observable credit spreads in the market for these assets. These factors are described in the immediately preceding table.

Prior to the sale of the Company’s portfolio of available-for-sale CRE debt securities in the second quarter of 2020, the market value of the assets that served as collateral under the Company’s secured credit facilities secured by CRE debt securities was redetermined by the repurchase lender on a daily basis. As a result, extreme short-term volatility and negative pressure in the financial markets resulted in the Company being required to post cash collateral with the Company’s lenders under these agreements. During the six months ended June 30, 2020, the Company received margin call notices with respect to borrowings against its CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At September 30, 2020, the Company did not own any CRE debt securities and therefore had no associated borrowings and no unsatisfied margin calls.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans, including counterparty concentration risks, at September 30, 2020 (dollars in thousands):

	September 30, 2020
Loan Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$250,000	$249,760	$250,465	$127,018	$123,447	9.6%	688
Wells Fargo	750,000	450,452	452,512	298,677	153,835	11.9%	565
Barclays	750,000	634,242	632,819	467,961	164,858	12.8%	682
Morgan Stanley Bank	500,000	607,209	606,228	417,786	188,442	14.6%	581
JP Morgan Chase Bank	400,000	361,043	358,780	215,430	143,350	11.1%	1,054
US Bank	140,005	100,302	100,453	69,645	30,808	2.4%	1,378
Bank of America(4)	200,000	185,135	185,538	137,570	47,968	3.7%	729
Subtotal / Weighted Average	$2,990,005	$2,588,143	$2,586,795	$1,734,087	$852,708		716

(1)	Loan amounts shown in the table include interest receivable of $10.4 million and are net of premium, discount and origination fees of $11.8 million.
(2)	Loan amounts shown in the table include interest payable of $1.0 million and do not reflect unamortized deferred financing fees of $8.3 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

Maximum commitment amount was reduced from $500.0 million to $200.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The secured credit agreement has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at December 31, 2019 (dollars in thousands):

	December 31, 2019
Loan Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$288,032	$289,674	$45,900	$243,774	16.6%	962
Wells Fargo	750,000	593,742	594,832	395,039	199,793	13.6%	839
Barclays	750,000	542,927	542,191	432,399	109,792	7.5%	956
Morgan Stanley Bank	500,000	519,638	518,048	395,356	122,692	8.4%	855
JP Morgan Chase Bank	400,000	300,677	297,248	218,744	78,504	5.4%	1,328
US Bank	152,240	173,741	173,045	136,734	36,311	2.5%	1,652
Bank of America(4)	500,000	182,882	183,326	145,721	37,605	2.6%	1,003
Subtotal / Weighted Average	$3,802,240	$2,601,639	$2,598,364	$1,769,893	$828,471		894

CRE Debt Securities Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(5)
Goldman Sachs Bank	$81,143	$94,629	$108,414	$81,362	$27,052	1.8%	12
JP Morgan	475,881	$544,105	$546,260	$476,307	$69,953	4.8%	17
Wells Fargo	135,774	$161,153	$148,738	$136,021	$12,717	0.9%	16
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$692,798	$799,887	$803,412	$693,690	$109,722		16

Total / Weighted Average - Loans and CRE Debt Securities	$4,495,038	$3,401,526	$3,401,776	$2,463,583	$938,193		707

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

(4)

Maximum commitment amount was reduced from $500.0 million to $200.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The secured credit agreement has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.

(5)

For borrowings secured by CRE debt securities, the extended maturity represents the sooner of the next maturity date of the CRE debt securities, the secured credit agreement, or the roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. These contracts typically have initial terms of 30 days.

Secured Revolving Credit Agreement

Previously the Company had a secured revolving credit facility (the “Citi Agreement”), with Citibank, N.A. with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally used to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The Citi Agreement had an initial maturity date of July 12, 2020, and borrowings bore interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Citi Agreement with respect to individual pledged assets was 70% and declined over the borrowing term of up to 90 days, after which borrowings against an asset must be repaid. This agreement was 100% recourse to Holdco. On July 12, 2020, the Company allowed the Credit Agreement to expire by its terms.

Financial Covenants

The Company’s financial covenants and guarantees for outstanding borrowings related to our secured credit agreements and secured revolving credit agreements require Holdco to maintain compliance with the following financial covenants (among others), which were revised on May 28, 2020 as follows:

Financial Covenant	Current	Prior to May 28, 2020
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter

Minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company, plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company

Debt to Equity	Debt to Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below	Debt to Equity ratio not to exceed 3.5 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0 until December 2, 2020, and no less than 1.5 to 1.0 thereafter	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of May 28, 2020 revise the definition of tangible net worth such that the baseline amount for testing is reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. The definition of equity for purposes of calculating the debt-to-equity covenant was revised to include: common equity; preferred equity; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses recorded against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

Financial Covenant relating to the Series B Preferred Stock

For long as the Series B Preferred Stock is outstanding, the Company is required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries, and is included in the calculation of total equity.

Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of September 30, 2020 and December 31, 2019.

Negative impacts on the Company’s business caused by COVID-19 have and may continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Asset-Specific Financings

As of September 30, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance one of its loan investments.

On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that is secured by one loan held for investment. The asset-specific financing does not provide for additional advances. The current initial maturity of this agreement is October 9, 2020, with an extension of 12 months subject to satisfaction of certain requirements by the borrower on the underlying mortgage loan. As of September 30, 2020, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.2%. The underlying first mortgage loan to which this financing relates experienced a maturity default on October 9, 2020. The institutional lender and the Company are consulting regarding the exercise of rights and remedies against the underlying borrower, guarantor and related collateral properties, and under the co-lender agreement between the institutional lender and the Company. Refer to Note 16 for additional details.

(7) Schedule of Maturities

The future principal payments for the five years subsequent to September 30, 2020 and thereafter are as follows (in thousands):

	Collateralized loan obligations(1)	Secured credit facilities(2)	Asset-specific financing
2020	$—	$—	$77,000
2021	—	126,920	—
2022	281,166	1,606,192	—
2023	461,363	—	—
2024	950,635	—	—
Thereafter	141,597	—	—
Total	$1,834,761	$1,733,112	$77,000

(1)

The scheduled maturities for the investment grade bonds issued by TRTX 2018-FL2 and TRTX-2019 FL3 are based upon the fully extended maturity of mortgage loan collateral, considering the reinvestment window of the collateralized loan obligation.

(2)

The allocation of secured financing liabilities is based on the extended maturity date for those credit facilities where extension options are at the company’s option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At September 30, 2020, the Company had $217.8 million invested in money market funds with original maturities of less than 90 days. The consolidated balance sheet also includes Loans Held for Investment, the assets and liabilities of TRTX 2018-FL2 and TRTX 2019-FL3 (as of September 30, 2020 and December 31, 2019), and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest. The Company had no non-recurring fair value items as of December 31, 2019.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,928,469	$—	$—	$4,857,276
Financial Liabilities
Collateralized Loan Obligations	1,824,633	—	—	1,834,761
Secured Debt Agreements	1,801,482	—	—	1,828,189

	December 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Available for sale CRE Debt Securities	$787,552	$—	$787,552	$—
Loans Held for Investment	4,980,389	—	—	5,004,379
Financial Liabilities
Collateralized Loan Obligations	1,806,428	—	—	1,806,428
Secured Debt Agreements	2,525,128	—	—	2,525,128

At September 30, 2020, the estimated fair value of Loans Held for Investment was $4.9 billion, or $71.2 million less than carrying value, due to an increase since February 2020 in credit spreads on transitional first mortgage loans due primarily to the COVID-19 pandemic. Observed credit spreads widened between February and June, and have since narrowed for loans with attractive credit attributes based on sponsor quality, property type, in-place cash flow, advance rate, and complexity of business plan. At December 31, 2019, the estimated fair value of Loans Held for Investment was $5.0 billion, which approximated carrying value, because contractual loan credit spreads reflected then-current market terms. The weighted average gross credit spread at September 30, 2020 and December 31, 2019 was 3.27% and 3.48%, respectively. The weighted average years to maturity at September 30, 2020 and December 31, 2019 was 3.3 years and 3.8 years, respectively, assuming full extension of all loans.

At September 30, 2020, the estimated fair value of the secured debt agreements was $1.8 billion, or $26.7 million more than carrying value, due to an increase since February 2020 in credit spreads on similar credit arrangements due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the secured debt agreements approximated fair value as the then-current borrowing spreads reflected market terms. At September 30, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities was $1.8 billion, or $10.1 million more than carrying value, due to an increase since February 2020 in credit spreads on these and similar bonds observed in secondary trading activity due to the COVID-19 pandemic. Observed credit spreads for both categories of liabilities widened between February and June, and have since narrowed, especially for higher-quality borrowers, collateral managers, and loan portfolios. At December 31, 2019, the carrying value of the assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 approximated fair value as then-current lending and borrowing spreads reflected market terms.

Changes in assets and liabilities with Level III fair values for the nine months ended September 30, 2020 are as follows:

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Total
Balance at December 31, 2019	$5,004,379	$1,806,428	$2,525,128	$9,335,935
Additions	—	—	—	—
Change in fair value	(147,103)	28,333	(696,939)	(815,709)
Transfers into Level III	—	—	—	—
Transfers out of Level III	—	—	—	—
Disposals	—	—	—	—
Balance at September 30, 2020	$4,857,276	$1,834,761	$1,828,189	$8,520,226

There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the nine months ended September 30, 2020.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2020 and December 31, 2019, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2020, the Company did not have interest or penalties associated with the underpayment of any income taxes.

For the three and nine months ended September 30, 2020 and 2019, the Company incurred no federal, state or local tax relating to its TRSs. For the three months ended September 30, 2020 and 2019, the Company recognized $0.1 million and $0.1 million, respectively, of federal, state and local tax expense. For the nine months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $0.5 million, respectively, of federal, state and local tax expense. At September 30, 2020 and 2019, the Company’s effective tax rate was 0.2% and 0.6%, respectively.

As of September 30, 2020 and December 31, 2019, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 through April 2020, the Company sold all its CRE debt securities with an aggregate face value of $781.7 million, generating gross sales proceeds of $614.8 million. The Company recorded losses from these sales of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income and comprehensive income, which are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

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

Management Fees Incurred and Paid for the Three and Nine Months Ended September 30, 2020 and 2019

For the three and nine months ended September 30, 2020 and 2019, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management Agreement fees incurred	$5,293	$7,586	$15,408	$21,465
Management Agreement fees paid	$5,115	$7,371	$12,367	$19,979

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at September 30, 2020 and December 31, 2019 are $5.3 million and $7.3 million, respectively. No incentive management fee was earned during the nine months ended September 30, 2020.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and nine months ended September 30, 2020, the Manager incurred $0.3 million and $0.8 million, respectively, of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager has agreed that it will not seek reimbursement for reimbursable expenses in excess of the greater of (x) $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. For each of the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, the Company reimbursed to the Manager $250,000 of reimbursable expenses, and the Manager elected not to seek reimbursement for reimbursable amounts in excess thereof. There can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters. If the product of 20% multiplied by eligible reimbursable expenses is expected to exceed $1.0 million annually, the Manager is obligated to inform and review with the Company’s board of directors, the methodology and rationale for such an increase in advance of the delivery to the Company of a written request for reimbursement reflecting such increase. No such notice has been received by the Company as of September 30, 2020.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of September 30, 2020, $2.7 million remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. As of September 30, 2019, there were no amounts outstanding that were reimbursable by the Company to the Manager.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share

The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, since the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2020 and 2019, $0.1 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 13 for details). For the nine months ended September 30, 2020 and 2019, $0.5 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs will be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes. For the three and nine months ended September 30, 2020, these adjustments totaled $1.3 million and $1.8 million, respectively.

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants issued pursuant to the Company’s issuance of Series B Preferred Stock. The number of incremental shares is calculated utilizing the treasury stock method. For the three months ended September 30, 2020, the Warrants are included in the calculation of diluted earnings per share because the average market price of the Company’s common stock during the three months ended September 30, 2020 was $8.57, which exceeds the strike price of $7.50 per common share for warrants currently outstanding. For the nine months ended September 30, 2019, the Warrants were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2020, and the weighted-average number of shares of common stock and Class A common stock outstanding for the three and nine months ended September 30, 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$32,230	$33,022	$(159,889)	$93,396
Participating Securities' Share in Earnings (Loss)	(101)	(113)	(494)	(392)
Accretion of Discount on Series B Preferred Stock	(1,347)	—	(1,790)	—
Net Income (Loss) Attributable to Common Stockholders	$30,782	$32,909	$(162,173)	$93,004
Weighted Average Common Shares Outstanding, Basic	76,756,411	74,126,890	76,622,415	72,149,684
Incremental units from assumed exercise of warrants	1,498,250	—	—	—
Weighted Average Common Shares Outstanding, Diluted	$78,254,661	$74,126,890	$76,622,415	$72,149,684
Earnings (Loss) Per Common Share, Basic	$0.40	$0.44	$(2.13)	$1.29
Earnings (Loss) Per Common Share, Diluted	$0.39	$0.44	$(2.13)	$1.29

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

On May 28, 2020, the Purchaser acquired the initial tranche, consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company, at its option, may sell to the Purchaser the second and third tranches on or prior to December 31, 2020, provided notice of intent to sell is delivered to the Purchaser not later than December 11, 2020. Each of the second and third tranches consists of 2,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 1,500,000 shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche.

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

On the issuance date, the Company retained third party valuation experts to assist with estimating the fair value of the Series B Preferred Stock and the Warrants using the binomial lattice model. Based on the Warrants’ relative fair value to the fair value of the Series B Preferred Stock, approximately $14.4 million of the $225.0 million proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount. The Company elected the accreted redemption value method whereby this discount will be accreted over four years using the effective interest method, resulting in an increase in the carrying value of the Series B Preferred Stock. Additionally, $14.2 million of costs directly related to the issuance will be accreted using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of September 30, 2020.

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

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of September 30, 2020, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. At September 30, 2020, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended September 30, 2020, the Company sold no shares of common stock under this arrangement. For the nine months ended September 30, 2020, the Company sold $0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million. For the three and nine months ended September 30, 2020, the Company paid commissions totaling $0.0 million and $0.2 million, respectively. The Company used the proceeds from the offering to originate commercial real estate loans, acquire CRE debt securities and for general corporate purposes. For the three and nine months ended September 30, 2019, no shares of common stock were sold pursuant to the equity distribution agreement.

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

On September 15, 2020 the Company’s Board of Directors declared and approved a cash dividend for the third quarter of 2020 in the amount of $0.20 per share of common stock, or $15.4 million in the aggregate, which was paid on October 23, 2020 to holders of record of the Company’s common stock as of September 25, 2020.

On September 15, 2020, the Company’s Board of Directors declared a cash dividend for the third quarter of 2020 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which dividend was paid on September 30, 2020 to the holder of record of our Series B Preferred Stock as of September 15, 2020.

On September 17, 2019, the Company’s Board of Directors declared a dividend for the third quarter of 2019 in the amount of $0.43 per share of common stock and Class A common stock, or $32.0 million in the aggregate, which was paid on October 25, 2019 to holders of record of our common stock and Class A common stock as of September 27, 2019.

For the nine months ended September 30, 2020 and 2019, common stock and Class A common stock dividends in the amount of $64.1 million and $95.6 million, respectively, were declared and approved. For the nine months ended September 30, 2020, cash dividend in the amount of $8.5 million was declared and paid to the holders of the Company’s Series A preferred stock.

As of September 30, 2020 and December 31, 2019, $15.4 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Share-Based Incentive Plan

The Company does not have any employees. As of September 30, 2020, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan.   The following table presents the number of shares associated with outstanding awards that will vest over the next four years. Shares presented for the current year, 2020, includes 121,018 shares which have vested during the period from January 1, 2020 to September 30, 2020.

Vesting Year	Shares of Common Stock
2020	229,521
2021	229,522
2022	102,389
2023	62,574
624,006

As of September 30, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $7.8 million. This cost is expected to be recognized over a weighted average period of 0.9 years from September 30, 2020. For the three months ended September 30, 2020 and 2019, the Company recognized $1.1 million and $0.5 million, respectively, of share-based compensation expense. For the nine months ended September 30, 2020 and 2019, the Company recognized $4.2 million and $2.0 million, respectively, of share-based compensation expense.

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

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. The aggregate amount of unrecognized unfunded loan commitments existing at September 30, 2020 and December 31, 2019 was $514.0 million and $630.6 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.7 million which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets at September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of September 30, 2020 and December 31, 2019 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	September 30, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,756,581	$392,589	50.6%	$2,363,992	47.9%
Multifamily	1,123,506	54,671	20.6%	1,069,133	21.6%
Hotel	737,293	13,928	13.5%	726,628	14.7%
Mixed Use	604,993	49,066	11.1%	555,927	11.3%
Condominium	82,075	1,525	1.5%	80,551	1.6%
Retail	33,000	2,190	0.6%	31,138	0.6%
Other	112,000	—	2.1%	112,000	2.3%
Total	$5,449,448	$513,969	100.0%	$4,939,369	100.0%

	December 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,925,749	$438,800	52.0%	$2,486,949	49.9%
Multifamily	1,104,946	69,061	19.6	1,035,885	20.7
Hotel	752,293	40,088	13.4	712,205	14.2
Mixed-Use	604,993	78,835	10.7	526,158	10.5
Condominium	95,784	1,524	1.7	94,260	1.9
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	2.0	112,000	2.2
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.9 million and $0.0 million at September 30, 2020 and December 31, 2019, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	September 30, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,268,959	$189,357	41.6%	$2,079,602	42.1%
South	1,343,696	116,724	24.7%	1,228,087	24.9%
West	1,320,342	153,191	24.2%	1,168,953	23.7%
Midwest	428,351	52,318	7.9%	376,333	7.6%
Various	88,100	2,379	1.6%	86,394	1.7%
Total	$5,449,448	$513,969	100.0%	$4,939,369	100.0%

	December 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,182,659	$214,938	38.7%	$1,967,721	39.4%
South	1,342,794	124,939	23.9	1,217,855	24.4
West	1,397,431	201,690	24.8	1,195,741	23.9
Midwest	482,804	83,178	8.6	399,626	8.0
Various	223,077	5,844	4.0	217,233	4.3
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.9 million and $0.0 million at September 30, 2020 and December 31, 2019, respectively.

Category

A summary of the loan portfolio by category as of September 30, 2020 and December 31, 2019 based on total loan commitment and current UPB is as follows (dollars in thousands):

	September 30, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$1,729,750	$35,368	31.7%	$1,697,145	34.4%
Light Transitional	1,992,356	197,247	36.6%	1,795,109	36.3%
Moderate Transitional	1,692,342	277,819	31.1%	1,415,650	28.7%
Construction	35,000	3,535	0.6%	31,465	0.6%
Total	$5,449,448	$513,969	100.0%	$4,939,369	100.0%

	December 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,001,962	$49,057	35.6%	$1,952,905	39.1%
Light Transitional	1,890,762	219,138	33.6	1,671,624	33.4
Moderate Transitional	1,701,041	347,394	30.2	1,353,647	27.1
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.9 million and $0.0 million at September 30, 2020 and December 31, 2019, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additionally, 32.6% of the Company’s loan portfolio measured by commitment amount is secured by properties located in the Midwest and South regions of the United States, which have recently experienced a surge in infection rates prompting certain states and municipalities to slow or reverse reopening of the local economies. Delayed or reversed re-openings could adversely affect the Company’s loan investments secured by properties in these regions.

(16) Subsequent Events

The following events occurred subsequent to September 30, 2020:

Loan Default at Maturity

On October 9, 2020, a $112.0 million first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. The loan was current with respect to payments of interest and principal immediately prior to the maturity default  via a pre-funded interest reserve. Consequently, the Company has placed the loan on non-accrual status and declared  the event of default. Additionally, the loan’s risk rating was downgraded to “5” from “4”.  Management determined that the Company’s recovery of its loan principal is collateral-dependent. Accordingly, this loan was individually-assessed under ASU 326, Measurement of Credit Losses on Financial Instruments, and a specific reserve for expected credit loss of $12.8 million was recorded using the discounted cash flow method of valuation. The Company is in discussions regarding the exercise of remedies, including without limitation, commencing a foreclosure or negotiating a deed-in-lieu of foreclosure with the borrower. Refer to Note 3 for additional information.

Secured Credit Facility

On October 30, 2020, the Company closed with a single institutional counterparty a new secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. The new credit facility is secured by seven first mortgage loans, or participation interests therein. Proceeds from the new credit facility were used to directly refinance certain existing secured credit facility borrowings and to facilitate reinvestment in TRTX 2018-FL2 and TRTX 2019-FL3, ultimately retiring 100% of the Company’s mark-to-market borrowings related to its hotel loans. The new credit facility has a committed term of three years through October 30, 2023, a credit spread of 4.50%, a LIBOR floor of 0.25%, and contains no mark-to-market provisions that would trigger margin calls for two years from closing.

First Mortgage Loan Activity

Subsequent to September 30, 2020, the Company received repayment in full of four first mortgage loan investments with an aggregate unpaid principal balance of $309.4 million, a weighted average spread of 281 basis points, and a weighted average floor of 1.86%. Net cash proceeds were $41.5 million after repayment of associated borrowings of $152.2 million, and $115.7 million of cash was received by TRTX 2019 FL-3 which is available for reinvestment in eligible loan investments.

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

As of September 30, 2020, our loan investment portfolio consisted of 62 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.4 billion, an aggregate unpaid principal balance of $4.9 billion, a weighted average credit spread of 3.3%, a weighted average all-in yield of 5.3%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.3 years, and a weighted average LTV of 65.8%. As of September 30, 2020, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.4% were first mortgage loans and 0.6% was a mezzanine loan. As of September 30, 2020, we had $514.0 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

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

During the nine months ended September 30, 2020, the novel coronavirus (“COVID-19”) pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer, market liquidity improves, and transaction volumes increase. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, extending the maturities and further reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. For more information regarding the impact that COVID-19 has had and may have on our business, see “Risk Factors.”

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG manages investments across multiple asset classes, including private equity, real estate, energy, infrastructure, and hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (A) the selection, origination or purchase and sale of our portfolio investments, (B) our financing activities and (C) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate equity group and TPG’s executive committee. For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Core Earnings, and book value per share. For the three months ended September 30, 2020, we recorded earnings per diluted common share of $0.39, a decrease of $0.13 of earnings per share from the three months ended June 30, 2020, primarily due to a small credit loss expense of $0.7 million during the three months ended September 30, 2020 as compared to a $10.5 million reduction in credit loss expense during the preceding quarter, offset by an increase in net interest income of $4.2 million and a quarter-over-quarter decline in operating expenses, primarily professional fees. Core Earnings per diluted common share was $0.42 for the three months ended September 30, 2020, an increase of $0.19 from the three months ended June 30, 2020.

For the three months ended September 30, 2020, we declared a cash dividend of $0.20 per common share, which was paid on October 23, 2020.

Our book value per common share as of September 30, 2020 was $16.78, a $0.23 increase from our book value per common share as of June 30, 2020, primarily due to net income that exceeded dividends declared on our Series A and Series B preferred stock and our common stock. As further described below, Core Earnings is a measure that is not prepared in accordance with GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants, which are exercisable on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive. For the three months ended September 30, 2020, we present diluted earnings per share because the average market price of the Company’s common stock during the three months ended September 30, 2020 was $8.57, which exceeds the strike price of $7.50 per common share for warrants currently outstanding.

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.(1)	$32,230	$40,673
Weighted Average Number of Common Shares Outstanding, Basic(2)	76,756,411	76,644,038
Weighted Average Number of Common Shares Outstanding, Diluted(2)	78,254,661	76,644,038
Earnings (Loss) per Common Share, Basic(2)	$0.40	$0.52
Earnings (Loss) per Common Share, Diluted(2)	$0.39	$0.52
Dividends Declared per Common Share(2)	$0.20	$0.20

(1)	Represents net income attributable to holders of our common stock after deducting Series A and Series B Preferred Stock dividends.
(2)	Weighted average number of shares outstanding, earnings per common share and dividends declared per common share includes common stock.

Core Earnings

We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our stockholders, including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), including an allowance for estimated credit losses, and (iv) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net Income (Loss) Attributable to Common Stockholders(1)	$30,782	$40,105
Non-Cash Stock Compensation Expense	1,147	1,686
Credit Loss Expense (Benefit)(2)	654	(24,318)
Core Earnings	$32,583	$17,473
Weighted-Average Common Shares Outstanding, Basic(3)	76,756,411	76,644,038
Weighted-Average Common Shares Outstanding, Diluted(3)	78,254,661	76,644,038
Core Earnings (Loss) per Common Share, Basic and Diluted(3)	$0.42	$0.23

(1)

Represents GAAP net income attributable to our common stockholders after deducting dividends attributable to participating securities. For more information regarding the calculation of earnings per share using the two-class method, see Note 11 to our Consolidated Financial Statements in this Form 10-Q.

(2)

The Credit Loss Benefit for the three months ended June 30, 2020 excludes a realized loss of $13.8 million on one loan sold during the three months ended June 30, 2020 included in Credit Loss Benefit (Expense) in our Consolidated Statements of Income and Comprehensive Income.

(3)	Weighted average number of shares outstanding includes common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	September 30, 2020	June 30, 2020
Total Stockholders’ Equity and Temporary Equity	$1,486,001	$1,468,053
Series B Preferred Stock	(198,152)	(196,832)
Series A Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,287,724	$1,271,096
Number of Common Shares Outstanding at Period End	76,757,761	76,792,432
Book Value per Common Share	$16.78	$16.55

Third Quarter 2020 Activity

Operating Results:

•	Generated GAAP net income of $38.4 million, an increase of $5.4 million, or 16.4%, compared to the three months ended September 30, 2019. Diluted earnings per common share were $0.39.
•	Increased net interest margin to $48.4 million for the three months ended September 30, 2020 from $44.2 million for the prior quarter, an increase of $4.2 million, or 9.5%.
•	Recorded an increase in our allowance for credit loss of $0.7 million.

Investment Portfolio Activity:

•

Originated one loan via the modification, amendment and assumption by a new borrower of a first mortgage loan with a commitment of $88.9 million, and initial unpaid principal balance of $78.4 million, an unfunded commitment of $10.5 million, and an interest rate of LIBOR plus 3.00%.

•	Sold at no gain or loss a $46.4 million mezzanine loan associated with a $300.8 million (commitment amount) first mortgage loan secured by a Class A-office building in New York City.
•	Funded $51.0 million in future funding obligations associated with existing loans.
•	Received loan repayments of $199.6 million, including two full loan repayments and the modification, amendment and assumption by a new borrower of an existing first mortgage loan.

Financing Activity:

•	Reinvested cash proceeds of $159.5 million from loan repayments received by TRTX 2018-FL2, in four existing loans or participation interests therein.
•	Borrowed $34.1 million in connection with the funding of $51.0 million of future funding obligations associated with existing loans

Liquidity:

Available liquidity at September 30, 2020 of $286.2 million was comprised of:

•	Cash on hand of $225.6 million, of which $203.9 million was available for investment or general corporate purposes.
•	$23.2 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 available for investment in eligible collateral.
•

Undrawn capacity under secured credit facilities of $37.4 million, of which $30.9 million was immediately available. Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount currently drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender, and there can be no certainty that each lender will provide such funding if so requested by the Company.

Additionally, the Company has the option to issue up to $100.0 million of additional Series B Preferred Stock prior to December 31, 2020, provided notice is given to the purchaser not later than December 11, 2020.

Portfolio Overview

The Company’s interest-earning assets include its portfolio of floating rate mortgage loans. At September 30, 2020, our loan portfolio was comprised of 63 loans totaling $5.4 billion of commitments with an unpaid principal balance of $4.9 billion, as compared to 65 loans with $5.8 billion of commitments and an unpaid principal balance of $5.1 billion at June 30, 2020.

Loan Portfolio

During the three months ended September 30, 2020, we originated one loan, with an initial unpaid principal balance of $78.4 million, which involved the assumption and simultaneous assignment of an existing first mortgage loan by the third-party purchaser of the property securing the loan. The transaction was treated as a new loan origination and extinguishment of the existing loan under GAAP. Loan fundings included $51.0 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments totaled $199.6 million due primarily to the repayment in full of three loans totaling $194.5 million of unpaid principal balance. We sold at no gain or loss a $46.4 million (commitment amount of $50.0 million) mezzanine loan associated with a $300.8 million first mortgage loan owned by us. We generated interest income of $69.9 million and incurred interest expense of $21.5 million, which resulted in net interest income of $48.4 million.

The following table details our loan activity by unpaid principal balance for the three months ended September 30, 2020 and June 30, 2020 (dollars in thousands):

	Three Months Ended
	September 30, 2020	June 30, 2020
Loan originations and acquisitions — initial funding(1)	$78,400	$—
Other loan fundings(2)	51,038	62,524
Loan repayments	(199,578)	(20,146)
Loan sale(3)(4)	(46,403)	(99,272)
Total loan fundings, net	$(116,543)	$(56,894)

(1)

Represents an assumption and simultaneous assignment of an existing first mortgage loan with an unpaid principal balance of $78.4 million by the third-party purchaser of the property securing the loan during the three months ended September 30, 2020. The transaction was treated as a new loan origination and extinguishment of the existing loan under GAAP.

(2)	Additional fundings made under existing loan commitments.
(3)

Includes the sale, at no gain or loss, of a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $279.2 million and a commitment amount of $300.8 million.

(4)	Excludes realized loss on sale of $13.8 million for the three months ended June 30, 2020.

The following table details overall statistics for our loan portfolio as of September 30, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	63	64
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,449,448	$5,581,448
Unpaid principal balance(2)	$4,939,369	$4,939,369
Unfunded loan commitments(3)	$513,969	$513,969
Amortized cost	$4,928,469	$4,928,469
Weighted average credit spread(4)	3.3%	3.3%
Weighted average all-in yield(4)	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	3.3	3.3
Weighted average LTV(6)	65.8%	65.8%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At September 30, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $3.9 million as of September 30, 2020.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of September 30, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2020 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2020, based on the unpaid principal balance of our total loan exposure, 43.6% of our loans were subject to yield maintenance or other prepayment restrictions and 56.4% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

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

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates among risk categories the amortized cost of our loan portfolio as of September 30, 2020 and December 31, 2019 based on our internal risk ratings (dollars in thousands):

	September 30, 2020		December 31, 2019
Risk Rating	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans
1	$—	—	$—	—
2	664,110	7	903,393	11
3	3,316,006	39	3,868,696	47
4	836,371	16	208,300	7
5	111,982	1	—	—
Unpaid principal balance	$4,928,469	63	$4,980,389	65

For the periods ended September 30, 2020 and December 31, 2019 the weighted average risk rating of our total loan exposure based on amortized cost was 3.1 and 2.9, respectively. Changes in risk ratings during each of the three quarters of 2020 included:

•	During the quarter ended September 30, 2020 we reclassified:
•	one loan from risk category “4” to “5” due to an anticipated maturity default that subsequently occurred on October 9, 2020;
•	one loan from risk category “3” to “2” because the collateral property achieved 100% leased occupancy at rents in excess of underwriting;
•

one loan from risk category “4” to ”3” because the underlying collateral property was purchased by a new owner that infused new equity capital, assumed the existing first mortgage loan, repaid $3.0 million of unpaid principal balance, and agreed to make a further principal repayment of $1.0 million in December 2020; and

•

one loan from risk category “5” to ”4” due to a loan modification and amendment executed during the quarter that required the borrower to immediately pay all past-due interest and infuse new equity capital.

•	During the quarter ended March 31, 2020, we reclassified nine of our hotel loans to risk category “4” due to operating challenges related to COVID-19; and
•	During the quarter ended June 30, 2020, we reclassified one loan to risk category “5” from “4”, and reclassified one loan to risk category “2” from “3”.

We expect that over the near, intermediate and perhaps long term, the economic and market disruptions caused by COVID-19 will adversely impact or continue to adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. We have entered into loan modification agreements with several borrowers that permit borrowers to defer payment of some or all of the interest on their loans generally for a period of up to six months, and/or the repurposing of certain cash reserve balances within the loan structure for use in paying interest or operating expenses. In exchange, borrowers and sponsors are required to make partial principal repayments and/or provide us additional cash for payment of interest, operating expenses, and replenishment of capital reserves in amounts and combinations acceptable to us.

During the three months ended September 30, 2020, we executed eight loan modifications with borrowers. As of September 30, 2020, these loans had an aggregate commitment amount of $365.9 million and an aggregate unpaid principal balance of $351.3 million. None of these loan modifications trigger the requirements for accounting as TDRs. Four of the modifications meet the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. The agencies encourage financial institutions and other lenders to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The agencies view loan modification programs to borrowers who were current prior to the outbreak as positive actions that can mitigate adverse effects due to COVID-19. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. These loan modifications typically temporarily reduce the amount of cash interest collected, permit the accrual of a portion of the interest due during the modification period to be repaid at a later date by the borrower, and/or permit the use of existing cash loan reserves to pay interest expense and other property-level expenses. All of the modified loans are performing, and none are on non-accrual status.

During the nine months ended September 30, 2020, we executed 14 such loan modifications. Three of these modifications expired (two due to repayment of the loans in full) in the third quarter of 2020, seven will expire in the fourth quarter of 2020 and the remaining four will expire after December 31, 2020. As of September 30, 2020, the aggregate unpaid principal balance of modified loans outstanding was $775.3 million.

We continue to work with our borrowers to address the circumstances caused by COVID-19 while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended September 30, 2020 and December 31, 2019 included collateralized loan obligations, secured credit agreements, a secured revolving credit agreement and an asset-specific financing arrangement. We had one outstanding non-consolidated senior interest outstanding at both September 30, 2020 and December 31, 2019, with a total loan commitment of $132.0 million.

The following table details our portfolio financing arrangements at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2020	December 31, 2019
Secured credit facilities - loans	$1,733,112	$2,314,417
CLO financing(1)	1,834,761	1,820,060
Secured revolving credit facility	—	145,637
Asset-specific financing	77,000	77,000
Total indebtedness(2)	$3,644,873	$4,357,114

(1)

Increase in the balance as of September 30, 2020 is due to the sale of TRTX 2018-FL2 Notes during the second quarter of 2020 with an aggregate note face amount of $14.7 million, previously acquired in the open market.

(2)	Excludes deferred financing costs of $18.8 million and $25.6 million as of September 30, 2020 and December 31, 2019, respectively.

Secured Credit Facilities

As of September 30, 2020, aggregate borrowings outstanding under our secured credit facilities totaled $1.7 billion, which was entirely related to our mortgage loan investments. As of September 30, 2020, the weighted average interest rate was LIBOR plus 1.7% per annum, and the weighted average advance rate was 69.2%. As of September 30, 2020, outstanding borrowings under these facilities for our mortgage loan investments had a weighted average term to extended maturity of 2.0 years (assuming we have exercised all extension options and term out provisions). These secured credit agreements are 25% recourse to Holdco.

The following table details our secured credit agreements as of September 30, 2020 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$250,000	$249,759	65.3%	$155,740	$126,919	$28,821	$94,260	L+ 2.66%	08/19/22
Wells Fargo	750,000	450,452	67.6%	300,215	298,326	1,889	449,785	L+ 1.74%	04/18/22
Barclays	750,000	634,242	73.4%	468,891	467,670	1,221	281,109	L+ 1.53%	08/13/22
Morgan Stanley	500,000	607,209	69.7%	419,925	417,684	2,241	80,075	L+ 1.83%	05/04/22
JP Morgan(5)	400,000	361,043	60.7%	216,631	215,371	1,260	183,369	L+ 1.57%	08/20/23
US Bank	140,005	100,302	70.0%	70,212	69,584	628	69,793	L+ 1.53%	07/09/24
Bank of America	200,000	185,135	75.0%	138,851	137,558	1,293	61,149	L+ 1.75%	09/29/22
Subtotal/Weighted Average—Loans	$2,990,005	$2,588,142	69.2%	$1,770,465	$1,733,112	$37,353	$1,219,540	L+ 1.74%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.

(4)

Our ability to extend our secured credit facilities to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

(5)	On October 30, 2020, we extended our existing secured credit facility with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The following table details our secured credit agreements as of December 31, 2019 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$750,000	$288,032	76.4%	$219,798	$45,437	$174,361	$530,202	L+ 1.75%	08/19/22
Wells Fargo	750,000	593,742	78.1%	463,085	394,628	68,457	286,915	L+ 1.79%	04/18/22
Barclays	750,000	542,927	80.0%	434,342	431,760	2,582	315,658	L+ 1.54%	08/13/22
Morgan Stanley	500,000	519,638	78.3%	406,448	394,747	11,701	93,552	L+ 1.86%	05/04/22
JP Morgan(5)	400,000	300,677	79.2%	237,810	218,448	19,362	162,190	L+ 1.58%	08/20/23
US Bank	152,240	173,253	80.0%	138,603	136,599	2,004	13,637	L+ 1.83%	07/09/24
Bank of America	500,000	182,882	75.0%	146,305	145,637	668	353,695	L+ 1.75%	09/29/22
Subtotal/Weighted Average—Loans	$3,802,240	$2,601,151	69.3%	$1,900,086	$1,621,619	$278,467	$1,402,154	L+ 1.72%
JP Morgan	$475,881	$544,105	87.4%	$475,881	$475,881	—	—	L+ 0.88%	01/17/20
Wells Fargo	$135,774	$161,153	81.5%	$135,774	$135,774	—	—	L+ 0.95%	01/16/20
Goldman Sachs	$81,143	$94,629	85.4%	$81,143	$81,143	—	—	L+ 0.94%	01/12/20
Royal Bank of Canada	—	—	90.0%	—	—	—	—	N/A	N/A
Subtotal/Weighted Average—CRE Debt Securities	$692,798	$799,887	86.0%	$692,798	$692,798	$—	—	L+ 0.90%
Total/Weighted Average	$4,495,038	$3,401,038	80.6%	$2,592,884	$2,314,417	$278,467	$1,402,154	L+ 1.47%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
(3)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.

(4)

Extended Maturity represents the sooner of the next maturity date of the agreement or roll over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. Our ability to extend our secured credit agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.

(5)	On October 30, 2020 we extended our existing secured credit facility with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The following table presents the recourse and mark-to-market provisions for our loan financing arrangements as of September 30, 2020:

	September 30, 2020
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/21	05/04/22	25%	Credit
JP Morgan(2)	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20 (1)	N/A	N/A

(1)

Extension subject to a $20.0 million partial principal repayment of the underlying first mortgage loan, and rebalancing of the interest reserve, neither of which occurred by the initial maturity date of October 9, 2020. Refer to Note 16 to the Consolidated Financial Statements for additional details.

(2)	On October 30, 2020, we extended our existing secured credit facility with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The maximum and average month end balances for our secured credit facilities during the nine months ended September 30, 2020 are as follows (dollars in thousands):

	Nine Months Ended September 30, 2020
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$215,371	$245,481	$218,120
Goldman Sachs	126,919	147,007	125,418
Wells Fargo	298,326	442,258	367,180
Morgan Stanley	417,684	441,359	417,680
US Bank	69,584	136,599	78,995
Barclays	467,670	594,183	514,962
Bank of America	137,558	145,637	141,149
Citibank	—	134,505	34,824
Subtotal / Averages - Loans(1)	$1,733,112	$2,054,219	$1,898,329
JP Morgan(2)	—	492,737	237,094
Goldman Sachs(2)	—	81,152	37,261
Wells Fargo(2)	—	135,895	61,554
Subtotal / Averages - CRE Debt Securities(1)	$—	$692,798	$671,818
Total / Averages - Loans and CRE Debt Securities(1)	$1,733,112	$3,236,024	$2,632,986

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured credit facilities at a month end during the nine months ended September 30, 2020.
(2)	None of these secured credit facilities had balances outstanding after April 30, 2020, and all such facilities were terminated prior to June 30, 2020.

We separate our secured credit facilities into two categories: secured credit facilities secured by our loan assets; and secured credit facilities secured by our CRE debt securities. At September 30, 2020, we no longer had any secured credit facilities related to CRE debt securities.

Once we identify an asset and the asset is approved by the secured credit facility lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate,” as the purchase price for such transaction with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured credit facility lenders. In connection only with our former secured credit facilities secured by CRE debt securities, advance rates could be reduced or increased upon the maturity of the applicable contract.

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price, the maximum advance rate, the interest rate and the market value of the asset. For transactions under our secured credit agreements secured by our loan assets, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the repurchase transaction may provide for the repurchase lender to fund portions (for example, pro rata per the maximum advance rate of the related repurchase transaction) of such future funding obligations.

Generally, our secured credit facilities allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured credit facility is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured credit facility and the loans or loan interests that are originated or acquired by such subsidiary. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. The amount of Holdco’s potential liability under these guarantees depends upon whether the guarantee relates to a secured credit facility secured by loans or by CRE debt securities:

•

For our secured credit facilities secured by loans, Holdco’s liability is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, this liability cap does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

•

For our former secured credit facilities secured by CRE debt securities, Holdco’s liability was in an amount equal to 100% of the outstanding obligations of the special purpose subsidiary which was the primary obligor under the related agreement.

Each of the secured credit facilities have “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured revolving credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral.

The margin maintenance provisions differ in some respects, depending upon whether the provisions are contained in secured credit facilities secured by loans or by CRE debt securities:

•

Our secured credit facilities secured by loans contain defined mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change  for similar borrowing obligations (“spread marks”). On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our seven secured credit facility lenders in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence returns, there may be margin calls in connection with our secured credit agreements secured by our mortgage loan investments upon or after the expiry of these agreements.

•

Our secured credit facilities secured by CRE debt securities contained daily mark-to-market provisions that permitted the lenders to issue margin calls to us in response to changing interest rates and credit spreads on the CRE debt securities so financed. As a result, during the six months ended June 30, 2020, extreme short-term volatility and negative pressure in the financial markets required us to post cash collateral with our lenders under these facilities. See the section entitled “Risk Factors” in this Form 10-Q for more information.

The maturity dates for each of our secured credit agreements are set forth in tables that appear earlier in this section. Our secured credit agreements secured by loans generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. Our secured credit facilities secured by CRE debt securities generally had terms between one month and three months, and the lenders under these agreements generally had the right not to renew, or to do so only on a shorter term. In the normal course of business, we are in discussions with our lenders to extend or amend any financing facilities which contain near term expirations.

At September 30, 2020, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 30.8% as compared to 19.4% at December 31, 2019. The year-over-year increase in our weighted average haircut was due to two factors: first, the repayment in full and subsequent termination by the Company of all of its secured credit agreements for CRE debt securities: and, second, our voluntary deleveraging repayments of $157.7 million made on May 29, 2020. The haircut for our secured credit agreements is dependent on the collateral used (loans or CRE debt securities) for the secured credit agreements. At September 30, 2020 and December 31, 2019, the following table presents the weighted average haircut on our secured credit agreements by collateral type:

	September 30, 2020	December 31, 2019
Loans	30.8%	21.4%
CRE Debt Securities	N/A	13.9%
Weighted Average	30.8%	19.4%

Generally, when the repurchase lender’s margin amount has fallen below the outstanding purchase price for a transaction, a margin deficit exists and the repurchase lender may require that we prepay outstanding amounts on the secured credit agreement to eliminate such margin deficit. For our secured credit agreements involving loans, the repurchase lender’s ability to make a margin call is limited by certain prerequisites, such as the existence of enumerated “credit events” or that the margin deficit exceed a specified minimum threshold.

The secured credit facilities also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account and be distributed in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default remains outstanding. Furthermore, some secured credit agreements may require an accelerated principal amortization schedule if the secured credit agreement is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured credit facility, we retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured credit agreement and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the repurchase lender’s prior consent.

Collateralized Loan Obligations

As of September 30, 2020, we had two collateralized loan obligations, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $1.8 billion, financing 42 existing first mortgage loan investments totaling $2.2 billion, providing efficient cost, non-mark-to-market, non-recourse financing for 48.6% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.4%, have a weighted average advance rate of 83.1%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. During the three months ended September 30, 2020, we reinvested $159.5 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 generated by loan payments.

Secured Revolving Credit Agreement

Previously, we were a party to a secured revolving credit agreement with Citibank, N.A. with maximum borrowing capacity of $160.0 million, subject to borrowing base availability and certain other conditions. We used this facility to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The facility had an initial maturity date of July 12, 2020 and an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the secured revolving credit agreement with respect to individual pledged assets could range up to 70% and decline thereafter during the maximum borrowing term of 90 days, after which borrowings against each asset-specific borrowing required repayment. This facility was 100% recourse to Holdco. We allowed this credit facility to expire by its terms on July 12, 2020. At September 30, 2020, we had no balance outstanding under the facility.

Asset-Specific Financings

As of September 30, 2020 and December 31, 2019, the Company had one asset-specific financing arrangement to finance certain of its lending activities. The asset-specific financing does not provide for additional advances and the current initial maturity of this agreement was October 9, 2020, with an extension of 12 months subject to satisfaction of certain requirements by the borrower on the underlying mortgage loan, which is coterminous with the underlying asset. As of September 30, 2020, the asset-specific financing principal balance is $77.0 million and bears interest at LIBOR plus 4.2%. The underlying first mortgage loan to which this financing relates experienced a maturity default on October 9, 2020. The institutional lender and the Company are consulting regarding the exercise of rights and remedies against the underlying borrower, guarantor and related collateral properties, and under the co-lender agreement between the institutional lender and the Company. Refer to Note 16 to the Consolidated Financial Statements included in this Form 10-Q for additional details.

The following table details statistics for our asset-specific financing at September 30, 2020 (dollars in thousands):

September 30, 2020
Lender	Count	Commitment	Principal Balance	Undrawn Capacity(1)	Amortized Cost	Weighted Average Interest Rate(2)	Extended Maturity(3)
Institutional Lender
Collateral asset	1	$112,000	$112,000	N/A	$111,982	L+ 6.8%	10/09/21
Financing provided	1	77,000	77,000	—	76,990	L+ 4.2%	10/09/21
Totals
Collateral Asset	1	$112,000	$112,000	N/A	$111,982	L+ 6.8%
Financing Provided	1	$77,000	$77,000	$—	$76,990	L+ 4.2%

(1)

Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against the collateral asset pledged by us and the amount actually drawn against that collateral asset. In the case of an asset-specific financing, our ability to draw the undrawn capacity is conditioned upon satisfaction by our borrower of conditions precedent to a funding on the underlying loan pledged as collateral, and by our pro rata funding with equity of the remaining future funding obligation. Amounts designated as undrawn capacity under our asset specific financing may only be used to satisfy our future funding obligations on the respective underlying pledged loan.

(2)	This floating rate loan and the related liabilities are indexed to LIBOR.
(3)

For the Collateral Asset, extended maturity is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower; provided, however, that our loan may be repaid prior to such date.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of September 30, 2020, the Company retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $31.5 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of September 30, 2020 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Amortized Cost	Weighted Average Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$132,000	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	35,000	31,465	31,271	L+ 10.3%	N/A	6/28/2025
Total loan	2	$167,000	$163,465		L+ 5.5%		6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured credit agreements require Holdco to maintain compliance with the following financial covenants (among others), which were revised on May 28, 2020 as follows:

Financial Covenant	Current	Prior to May 28, 2020
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter

Minimum tangible net worth of at least 75% of the net cash proceeds of all prior equity issuances made by Holdco or the Company, plus 75% of the net cash proceeds of all subsequent equity issuances made by Holdco or the Company

Debt to Equity	Debt to Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below	Debt to Equity ratio not to exceed 3.5 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0 until December 2, 2020, and no less than 1.5 to 1.0 thereafter	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of May 28, 2020 revise the definition of tangible net worth such that the baseline amount for testing is reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. The definition of equity for purposes of calculating the debt-to-equity covenant was revised to include: common equity; preferred equity; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses recorded against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

For so long as the Series B Preferred Stock is outstanding, we are required to maintain a debt to equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries, and is included in the calculation of total equity. We were in compliance with the financial covenant relating to the Series B Preferred Stock as of September 30, 2020.

We were in compliance with all financial covenants for our secured credit agreements, secured revolving credit agreement, and asset-specific financings to the extent of outstanding balances as of September 30, 2020 and December 31, 2019, respectively.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents the Company’s Debt-to-Equity ratio and Total Leverage ratio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Debt-to-equity ratio(1)	2.66x	2.84x
Total leverage ratio(2)	2.76x	2.93x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit agreements, secured revolving credit agreements, and asset-specific financing agreements, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit agreements, secured revolving credit agreements and asset-specific financing agreements, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of September 30, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.3 billion of net floating rate exposure that is positively correlated to rising interest rates, subject to the impact of interest rate floors on our floating rate loans. We had no fixed rate loans outstanding as of September 30, 2020.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of September 30, 2020 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,939,369
Floating rate debt(1)(2)	(3,644,873)
Net floating rate exposure	$1,294,496

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is correlated to our assets indexed to the same rate.
(2)	Floating rate liabilities include secured credit agreements, collateralized loan obligations, secured revolving credit agreements, and asset-specific financings.

With the cessation of LIBOR expected to occur effective January 1, 2022, we continue to evaluate the documentation and control processes associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. As the transition approaches, we will utilize required resources to ensure no disruption to our day-to-day operations. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended September 30, 2020 and June 30, 2020 (dollars in thousands):

	Three months ended,
	September 30, 2020			June 30, 2020
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,976,427	$68,914	5.5%	$5,073,821	$69,356	5.5%
Retained mezzanine loans	30,964	940	12.1%	19,764	676	13.7%
CRE Debt Securities(3)	—	—	0.0%	—	19	0.0%
Core interest-earning assets	$5,007,391	$69,854	5.5%	$5,093,585	$70,051	5.5%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$1,399	7.3%	$77,000	$1,389	7.2%
Secured credit agreements	1,801,422	11,189	2.5%	1,893,637	13,839	2.9%
Collateralized loan obligations	1,834,761	8,862	1.9%	1,834,761	10,192	2.2%
Secured Revolving credit agreement	—	—	0.0%	32,600	—	0.0%
Total interest-bearing liabilities	$3,713,183	$21,450	2.3%	$3,837,998	$25,420	2.6%
Net interest income(4)		$48,404			$44,631

Other Interest-earning assets:
Cash equivalents	$192,762	$6	0.0%	$205,709	$107	0.2%
Accounts receivable from servicer/trustee	35,381	8	0.1%	27,201	12	0.2%
Total interest-earning assets	$5,235,534	$69,868	5.3%	$5,326,495	$70,170	5.3%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$5,042,455	$211,684	5.6%	$4,624,839	$242,472	7.0%
Retained mezzanine loans	23,487	2,298	13.0%	775	231	39.7%
CRE Debt Securities(3)	262,996	7,672	3.9%	397,948	14,514	4.9%
Core interest-earning assets	$5,328,938	$221,654	5.5%	$5,023,562	$257,217	6.8%

Interest-bearing liabilities:
Asset-specific financings	$77,000	$4,224	7.3%	$71,000	$4,031	7.6%
Secured credit agreements	2,102,116	47,572	3.0%	2,139,807	80,012	5.0%
Collateralized loan obligations	1,829,861	33,976	2.5%	1,283,326	39,832	4.1%
Secured Revolving credit agreement	32,600	—	0.0%	35,232	3,007	11.4%
Term loan facility	—	—	0.0%	235,390	6,785	3.8%
Total interest-bearing liabilities	$4,041,577	$85,772	2.8%	$3,764,755	$133,667	4.7%
Net interest income(4)		$135,882			$123,550

Other Interest-earning assets:
Cash equivalents	$155,486	$408	0.3%	$73,672	$1,413	2.6%
Accounts receivable from servicer/trustee	20,134	39	0.3%	74,967	53	0.1%
Total interest-earning assets	$5,504,558	$222,101	5.4%	$5,172,201	$258,683	6.7%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the Consolidated Statements of Income and Comprehensive Income.

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
INTEREST INCOME
Interest Income	$69,854	$92,362	$(22,508)	$221,654	$257,217	$(35,563)
Interest Expense	(21,450)	(47,874)	26,424	(85,772)	(133,667)	47,895
Net Interest Income	48,404	44,488	3,916	135,882	123,550	12,332
OTHER REVENUE
Other Income, net	81	160	(79)	528	994	(466)
Total Other Revenue	81	160	(79)	528	994	(466)
OTHER EXPENSES
Professional Fees	1,613	1,440	173	7,468	2,712	4,756
General and Administrative	862	1,078	(216)	2,702	2,563	139
Stock Compensation Expense	1,147	452	695	4,234	1,966	2,268
Servicing and Asset Management Fees	395	960	(565)	932	1,904	(972)
Management Fee	5,293	5,482	(189)	15,408	15,948	(540)
Incentive Management Fee	—	2,104	(2,104)	—	5,517	(5,517)
Total Other Expenses	9,310	11,516	(2,206)	30,744	30,610	134
Securities Impairments	—	—	—	(203,397)	—	(203,397)
Credit Loss Expense	(654)	—	(654)	(53,456)	—	(53,456)
Income (Loss) Before Income Taxes	38,521	33,132	5,389	(151,187)	93,934	(245,121)
Income Tax Expense, net	(74)	(107)	33	(228)	(528)	300
Net Income (Loss)	38,447	33,025	5,422	(151,415)	93,406	(244,821)
Series A Preferred Stock Dividends	(3)	(3)	—	(11)	(10)	(1)
Series B Cumulative Redeemable Preferred Stock Dividends	(6,214)	—	(6,214)	(8,463)	—	(8,463)
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$32,230	$33,022	(792)	$(159,889)	$93,396	$(253,285)
Earnings (Loss) per Common Share, Basic	$0.40	$0.44	(0.04)	$(2.13)	$1.29	(3.42)
Earnings (Loss) per Common Share, Diluted	$0.39	$0.44	(0.05)	$(2.13)	$1.29	(3.42)
Dividends Declared per Common Share	$0.20	$0.43	(0.23)	$0.83	$1.29	(0.46)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$—	$74	$(74)	$(1,051)	$3,292	$(4,343)
Comprehensive Net Income (Loss)	$38,447	$33,099	$5,348	$(152,466)	$96,698	$(249,164)

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Net Interest Income

Net interest income increased to $48.4 million, during the three months ended September 30, 2020 compared to $44.5 million for the three months ended September 30, 2019. The increase was primarily due to the benefit of LIBOR floors with a weighted average strike price of 1.69% and a reduction in interest expense for the three months ending September 30, 2020 of $26.4 million as a result of a reduction in LIBOR and the absence of LIBOR floors on 92% of our borrowings as compared to the three months ending September 30, 2019.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower overnight interest earned for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other Expenses

Other expenses decreased $2.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Significant changes in other expenses for the three months ended September 30, 2020 include:

•

a decrease of $2.1 million in incentive compensation earned by our Manager due to a reduction in our Core Earnings, resulting in no incentive compensation being earned by our Manager for the three months ended September 30, 2020. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement; and

•	a decrease of $0.6 million in servicing and asset management fees due to decrease in the number of loans in the portfolio; offset by
•	an increase of $0.7 million in stock compensation expense due primarily to grants made in 2019; and
•	an increase of $0.2 million in professional fees of due primarily to an increase in legal, accounting and advisory fee expenses incurred in connection with our response to COVID-19.

We incurred total non-recurring expenses caused by COVID-19 of $1.0 million during the three months ended September 30, 2020, and none during the three months ended September 30, 2019.

Credit Loss Expense

During the three months ended September 30, 2020, credit loss expense increased by $0.7 million primarily due a reserve on an individually assessed loan, offset in part by a quarter-over-quarter decline in unpaid principal balance against which our reserve for estimated credit losses is determined due to loan repayments and sales.

Dividends Declared Per Common Share

During the three months ended September 30, 2020, we declared cash dividends of $0.20 per common share, or $15.4 million. During the three months ended September 30, 2019, we declared cash dividends of $0.43 per common share, or $32.0 million.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

Net Interest Income

Net interest income increased $12.3 million, to $135.9 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due the benefit of LIBOR floors with a weighted average strike price of 1.68%, and a reduction in interest expense for the nine months ending September 30, 2020 of $47.9 million as a result of a reduction in LIBOR and the absence of LIBOR floors on 92% of our borrowings, as compared to the nine months ending September 30, 2019.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $0.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower overnight interest earned for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other Expenses

Other expenses increased by $0.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Significant changes in other expenses for the nine months ended September 30, 2020 are as follows:

•

an increase of $4.8 million in professional fees due primarily to an increase in legal, accounting and advisory fee expenses incurred in connection with our response to COVID-19, including period expenses incurred in connection with our issuance of Series B Preferred Stock; and

•	an increase of $2.3 million in stock compensation expense due primarily to grants made in 2019; offset by

•

a decrease of $5.5 million in incentive compensation earned by our Manager due to a reduction in our Core Earnings, resulting in no incentive compensation being earned by our Manager for the nine months ended September 30, 2020. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our Management Agreement.

We incurred total non-recurring expenses caused by COVID-19 of $3.5 million during the nine months ended September 30, 2020, and none during the nine months ended September 30, 2019.

Securities Impairments

Securities impairment expense of $203.4 million for the nine months ended September 30, 2020 include losses on sales of CRE debt securities of $203.5 million, offset by a slight realized gain on sale of one position in connection with CRE debt securities owned at March 31, 2020. We had no such impairment expenses for the nine months ended September 30, 2019.

Credit Loss Expense

Credit loss expense for the nine months ended September 30, 2020 increased to $53.5 million due to $39.7 million in credit loss expense recorded in accordance with ASU 2016-13 for the nine months ended September 30, 2020, and a realized loss of $13.8 million on the sale of one loan.

Dividends Declared Per Common Share

During the nine months ended September 30, 2020, we declared cash dividends of $0.83 per common share, or $64.1 million. During the nine months ended September 30, 2019, we declared cash dividends of $1.29 per common share, or $95.6 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $4.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of preferred stock treated as temporary equity, issuance of common stock warrants, borrowings under secured credit agreements, collateralized loan obligations, asset-specific financings, and non-consolidated senior interests. As of September 30, 2020, we had outstanding 76.8 million shares of our common stock representing $1.3 billion of stockholders’ equity, $225.0 million of Series B Preferred Stock and $3.6 billion of outstanding borrowings used to finance our operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under secured credit agreements, collateralized loan obligations, and asset-specific financings. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our issuance of Series B Preferred Stock and Warrants to purchase Common Stock.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements and capacity in our collateralized loan obligations available for reinvestment. Additionally, we have the option to issue up to $100.0 million of additional Series B Preferred Stock prior to December 31, 2020, provided notice is given to the Purchaser not later than December 11, 2020.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. Due to severe dislocation in the capital markets caused by the COVID-19 pandemic, the Company expects the volume of loan repayments to be reduced in comparison to prior years. Loan repayments, measured by principal amount repaid, were $1.9 billion and $1.2 billion in 2019 and 2018, respectively. For the nine months ended September 30, 2020, loan repayments totaled $520.3 million, and loan sales were $145.7 million.

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

Uses of Liquidity

In the past, our primary use of liquidity was the origination of first mortgage loans, the purchase of CRE CLO debt securities, interest and principal payments under our $3.6 billion of outstanding borrowings under secured credit agreements, collateralized loan obligations, secured revolving credit agreements, and asset-specific financings, $514.0 million of unfunded loan commitments, dividend distributions to our preferred and common stockholders, and operating expenses.

As described above, each of our secured credit facilities has “margin maintenance” provisions, which are designed to allow the repurchase lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to seven of our secured credit facility lenders that provide financing secured by certain of our first mortgage loan investments, in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions.  At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments upon or after the expiry of these agreements.  For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2020 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$513,969	$114,871	$399,098	$—	$—
Secured debt agreements—principal(2)	1,810,112	203,921	1,606,191	—	—
Collateralized loan obligations—principal(3)	1,834,761	—	635,417	1,199,344
Secured debt agreements—interest(4)	54,766	32,911	21,855	—	—
Collateralized loan obligations—interest(4)	94,011	29,620	51,430	12,959
Dividends on Series B Preferred Stock(5)	91,440	24,930	49,860	16,650	—
Total	$4,399,059	$406,253	$2,763,851	$1,228,953	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at the company’s option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(3)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of September 30, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(5)	Series B Preferred Stock dividends are computed at 11% per annum, with up to 2 percentage points payable in additional preferred stock at the discretion of the issuer.

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

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the nine months ended September 30, 2020. See Note 10 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$102,118	$87,866
Cash flows provided by (used in) investing activities	637,826	(1,262,281)
Cash flows provided by (used in) financing activities	(594,056)	1,233,392
Net increase in cash, cash equivalents, and restricted cash	$145,888	$58,977

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, cash flows provided by operating activities totaled $102.1 million primarily related to net interest income.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020 cash flows from investing activities totaled $637.8 million primarily due to repayments on loans held for investment of $431.4 million, sale of CRE debt securities totaling $766.4 million and proceeds from sale of loans of $131.9 million, offset by new loan originations and purchases of CRE debt securities of $520.5 million and advances on loans of $171.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, cash flows used in financing activities totaled $594.1 million primarily due to payments on secured financing agreements of $1.6 billion and payment of dividends on our common stock, Series A and Series B Preferred Stock of $90.0 million, offset by additional proceeds from secured financing agreements of $908.5 million, and the issuance of  Series B Preferred Stock and Warrants of $225.0 million.

During the nine months ended September 30, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April through cash proceeds from bond sales and increases in market value. During the three months ended June 30, 2020, prior to making our voluntary deleveraging payments, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to seven of our secured credit facility lenders that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

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

None of the Warrants were exercised as of September 30, 2020.

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

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. For the six months ended June 30, 2020, the we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million. No shares of common stock were sold during the three months ended September 30, 2020.

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

Dividends

Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to holders of our Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock. We intend to distribute each year substantially all our taxable income to our stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On September 15, 2020, our Board of Directors declared and approved a cash dividend for the third quarter of 2020 in the amount of $0.20 per share of common stock, or $15.4 million in the aggregate, which was paid on October 23, 2020 to holders of record of our common stock as of September 25, 2020.

On September 15, 2020, our Board of Directors declared a cash dividend for the third quarter of 2020 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which was paid on September 30, 2020 to the holder of record of our Series B Preferred Stock as of September 15, 2020.

For the nine months ended September 30, 2020 and 2019, common stock and Class A common stock dividends in the amount of $64.1 million and $95.6 million, respectively, were declared and approved.

As of September 30, 2020 and December 31, 2019, $15.4 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Subsequent Events

The following events occurred subsequent to September 30, 2020:

Loan Default at Maturity

On October 9, 2020, a $112.0 million first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. The loan was current with respect to payments of interest and principal immediately prior to the maturity default  via a pre-funded interest reserve. Consequently, the Company has placed the loan on non-accrual status and declared  the event of default. Additionally, the loan’s risk rating was downgraded to “5” from “4”. Management determined that the Company’s recovery of its loan principal is collateral-dependent. Accordingly, this loan was individually-assessed under ASU 326, Measurement of Credit Losses on Financial Instruments, and a specific reserve for expected credit loss of $12.8 million was recorded using the discounted cash flow method of valuation. We are in discussions regarding the exercise of remedies, including without limitation, commencing a foreclosure or negotiating a deed-in-lieu of foreclosure with the borrower. Refer to Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional information.

Secured Credit Facility

On October 30, 2020, we closed with a single institutional counterparty a new secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. The new credit facility is secured by seven first mortgage loans, or participation interests therein. Proceeds from the new credit facility were used to directly refinance certain existing secured credit facility borrowings and to facilitate reinvestment in TRTX 2018-FL2 and TRTX 2019-FL3, ultimately retiring 100% of the Company’s mark-to-market borrowings related to its hotel loans. The new credit facility has a committed term of three years through October 30, 2023, a credit spread of 4.50%, a LIBOR floor of 0.25%, and contains no mark-to-market provisions that would trigger margin calls for two years from closing.

 First Mortgage Loan Activity

Subsequent to September 30, 2020, we received repayment in full of four first mortgage loan investments with an aggregate unpaid principal balance of $309.4 million, a weighted average spread of 281 basis points, and a weighted average floor of 1.86%. Net cash proceeds were $41.5 million after repayment of associated borrowings of $152.2 million, and $115.7 million of cash was received by TRTX 2019 FL-3 which is available for reinvestment in eligible loan investments.

Loan Portfolio Details

The following table provides details with respect to our mortgage and mezzanine loan investment portfolio on a loan-by-loan basis as of September 30, 2020 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment		Origination / Acquisition Date(2)	Total Loan	Principal Balance	Amortized Cost(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan		8/21/2019	300.8	280.4	279.7	L+ 1.6%	L +1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$594 Sq ft	65.2%	(12)	3
2	Senior Loan		8/7/2018	223.0	170.4	169.4	L+ 3.4%	L +3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior Loan		12/19/2018	210.0	181.4	181.1	L+ 3.6%	L +4.0%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
4	Senior Loan		12/21/2018	206.5	201.9	201.9	L+ 2.9%	L +3.2%	Floating	1/9/2024	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		2
5	Senior Loan		2/27/2020	200.7	193.7	193.5	L+ 2.8%	L +3.1%	Floating	3/9/2026	East Patchogue, NY	Multifamily	Bridge	$217,003 Unit	78.0%		2
6	Senior Loan	(11)	9/18/2019	200.0	181.5	180.6	L+ 2.9%	L +3.2%	Floating	9/9/2024	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%		3
7	Senior Loan		11/26/2019	190.1	173.8	173.3	L+ 3.0%	L +3.2%	Floating	12/9/2024	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%		3
8	Senior Loan		6/28/2018	190.0	185.1	185.1	L+ 2.7%	L +3.0%	Floating	7/9/2023	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
9	Senior Loan		9/29/2017	173.3	166.2	166.2	L+ 4.3%	L +4.6%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
10	Senior Loan		2/14/2018	165.0	161.1	161.0	L+ 3.8%	L +4.0%	Floating	3/9/2023	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
11	Senior Loan		10/12/2017	165.0	165.0	165.0	L+ 3.8%	L +4.0%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
12	Senior Loan		9/28/2018	160.0	147.0	147.0	L+ 2.8%	L +3.0%	Floating	10/9/2023	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
13	Senior Loan		5/15/2019	143.0	126.1	126.1	L+ 2.6%	L +2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
14	Senior Loan		11/26/2019	113.0	113.5	113.5	L+ 3.0%	L +3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
15	Senior Loan		3/28/2019	112.0	112.0	112.0	L+ 6.8%	L +7.8%	Floating	10/9/2021	Las Vegas, NV	Land	Bridge	$93 Sq ft	42.6%		5
16	Senior Loan		12/20/2018	105.9	98.0	98.0	L+ 3.3%	L +3.4%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
17	Senior Loan		12/18/2019	101.0	81.3	81.2	L+ 2.6%	L +2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
18	Senior Loan		1/27/2020	94.0	39.6	39.1	L+ 3.3%	L +3.6%	Floating	2/9/2025	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%		3
19	Senior Loan		8/28/2019	90.0	44.9	44.3	L+ 3.1%	L +3.3%	Floating	9/9/2024	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%		3
20	Senior Loan		9/29/2017	89.5	87.7	87.7	L+ 3.9%	L +4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		2
21	Senior Loan		9/25/2020	88.9	78.4	78.4	L+ 3.0%	L +0.0%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$200 Sq ft	78.4%		3
22	Senior Loan		3/27/2019	88.2	88.5	88.0	L+ 3.5%	L +4.6%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
23	Senior Loan		3/28/2019	88.1	86.4	86.2	L+ 3.7%	L +5.8%	Floating	4/9/2024	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		4
24	Senior Loan		2/1/2017	85.0	85.0	84.9	L+ 4.7%	L +5.0%	Floating	2/9/2022	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		4
25	Senior Loan		3/7/2019	81.3	81.3	81.3	L+ 3.1%	L +3.4%	Floating	3/9/2024	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
26	Senior Loan		6/17/2019	79.4	78.8	78.4	L+ 2.8%	L +3.2%	Floating	7/9/2025	Boston, MA	Office	Bridge	$187 Sq ft	70.7%		3
27	Senior Loan		8/8/2019	76.5	61.6	61.4	L+ 3.0%	L +3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
28	Senior Loan		12/10/2019	75.8	52.2	52.2	L+ 2.6%	L +2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
29	Senior Loan		4/29/2019	70.0	69.8	69.5	L+ 3.3%	L +3.5%	Floating	5/9/2024	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%		3
30	Senior Loan		11/29/2018	64.2	47.0	46.9	L+ 3.3%	L +3.5%	Floating	12/9/2023	Brooklyn, NY	Multifamily	Moderate Transitional	$227,751 Unit	58.0%		4
31	Senior Loan		6/28/2019	63.9	56.5	56.5	L+ 2.5%	L +2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
32	Senior Loan		11/8/2019	62.1	56.5	56.3	L+ 3.9%	L +4.3%	Floating	11/9/2021	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
33	Senior Loan		6/25/2019	62.0	54.4	54.3	L+ 3.1%	L +4.9%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		4
34	Senior Loan		9/12/2019	61.2	61.2	61.1	L+ 2.7%	L +2.9%	Floating	10/9/2024	Glendale, AZ	Multifamily	Bridge	$177,907 Unit	78.0%		3
35	Senior Loan		6/20/2018	61.0	57.0	57.0	L+ 3.0%	L +3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
36	Senior Loan		1/8/2019	60.2	36.7	36.4	L+ 3.8%	L +4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%		4
37	Senior Loan		1/9/2019	60.0	60.6	60.5	L+ 3.4%	L +3.8%	Floating	1/9/2024	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%		4
38	Senior Loan		12/18/2019	58.8	52.4	52.0	L+ 2.7%	L +3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
39	Senior Loan		3/12/2020	55.0	48.7	48.3	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
40	Senior Loan		9/27/2018	54.6	53.0	53.0	L+ 4.7%	L +4.9%	Floating	10/1/2020	Dallas, TX	Condominium	Light Transitional	$321 Sq ft	55.6%		2
41	Senior Loan		1/23/2018	54.0	52.3	52.3	L+ 3.4%	L +3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$120 Sq ft	66.9%		2
42	Senior Loan		1/22/2019	54.0	51.3	51.3	L+ 3.4%	L +3.6%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
43	Senior Loan		6/15/2018	53.6	45.6	45.5	L+ 3.1%	L +3.3%	Floating	6/9/2023	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%		2
44	Senior Loan		10/10/2019	52.8	45.6	45.1	L+ 2.8%	L +3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%		3

45	Senior Loan	12/20/2017	51.0		51.7	51.6	L+ 4.0%		L +6.3%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
46	Senior Loan	3/12/2020	50.2		44.1	43.7	L+ 2.7%		L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
47	Senior Loan	6/15/2018	50.0		43.8	43.7	L+ 3.7%		L +3.9%	Floating	7/9/2023	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
48	Senior Loan	3/30/2018	45.6		42.4	42.3	L+ 3.7%		L +3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$158 Sq ft	57.9%	3
49	Senior Loan	1/28/2019	43.1		39.2	38.9	L+ 3.0%		L +3.2%	Floating	2/9/2024	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
50	Senior Loan	3/29/2019	39.5		39.5	39.4	L+ 3.2%		L +3.5%	Floating	4/9/2024	Various, VA	Multifamily	Moderate Transitional	$54,558 Unit	58.2%	3
51	Senior Loan	3/7/2019	39.2		39.2	39.1	L+ 3.8%		L +4.0%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
52	Senior Loan	3/11/2019	39.0		39.4	39.4	L+ 3.4%		L +5.3%	Floating	4/9/2024	Miami, FL	Hotel	Bridge	$295,455 Unit	59.3%	4
53	Senior Loan	3/10/2020	37.5		35.4	35.3	L+ 2.7%		L +3.0%	Floating	3/9/2025	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
54	Senior Loan	1/4/2018	36.0		30.3	30.3	L+ 3.4%		L +3.7%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	2
55	Senior Loan	6/4/2019	34.7		32.0	31.8	L+ 3.5%		L +3.8%	Floating	6/9/2024	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
56	Senior Loan	5/27/2018	33.0		31.1	31.1	L+ 3.7%		L +5.0%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	4
57	Senior Loan	9/13/2019	26.7		25.9	25.7	L+ 2.8%		L +3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
58	Senior Loan	12/21/2018	18.0		15.0	14.9	L+ 3.2%		L +3.5%	Floating	1/9/2024	Loma Linda, CA	Mixed-Use	Bridge	$92 Sq ft	48.3%	3
59	Senior Loan	11/16/2016	11.5		11.5	11.5	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$656 Sq ft	49.8%	4
60	Senior Loan	11/16/2016	8.7		8.7	8.7	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$796 Sq ft	43.3%	4
61	Senior Loan	11/16/2016	5.2		5.2	5.2	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$786 Sq ft	40.7%	4
62	Senior Loan	11/16/2016	2.1		2.1	2.1	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$526 Sq ft	46.6%	4
Subtotal / Weighted Average			5414.4		4907.9	4897.2	L+ 3.2%	(9)	L +3.6%		4.1 yrs					65.9%	3.1
Mezzanine Loans:
63	Mezzanine Loan	6/28/2019	35.0	(10)	31.5	31.3	L+ 10.3%		L +10.8%	4.7	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35.0		31.5	31.3	L+ 10.3%		L +10.8%		5.5 yrs					41.0%	3
Total / Weighted Average			5,449.4		4,939.4	4,928.5	L +3.3%		L +3.6%		4.1 yrs					65.8%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 59, 60, 61 and 63 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2020 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2020, based on unpaid principal balance, 43.6% of our loans were subject to yield maintenance or other prepayment restrictions and 56.4% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of September 30, 2020 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of September 30, 2020 to the as-is appraised value at origination, to reflect the sale by us in September 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. At September 30, 2020, the weighted average LIBOR floor for our loan portfolio was 1.69%. As of September 30, 2020, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates. Approximately 95.8% of our liabilities do not contain LIBOR floors greater than zero. The result is an amount of net equity that is generally positively correlated to rising interest rates and falling interest rates.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2020, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$4,939,369		Interest income	$—	$—	$145	$—	$763	$—
(3,644,873)	(2)	Interest expense	(8,927)	4,703	(17,791)	4,703	(26,688)	4,703
$1,294,496		Total change in net interest income	$(8,927)	$4,703	$(17,646)	$4,703	$(25,925)	$4,703

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR.
(2)	Floating rate liabilities include secured revolving repurchase agreements, collateralized loan obligations, senior secured and secured credit agreements and asset-specific financings.

Credit Risk

Our loans are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured revolving repurchase agreements. We are subject to “margin call” risk under our secured revolving repurchase agreements. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured revolving repurchase agreements could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Liquidity and Capital Resources—Liquidity Needs” in this Quarterly Report on Form 10-Q for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured revolving repurchase agreements used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured revolving repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured revolving repurchase agreements as they mature from time to time in the future. Prior to making our voluntary deleveraging payment during the second quarter of 2020, we satisfied one margin call aggregating $20.0 million in connection with our secured revolving repurchase agreements financing our loan investments by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured revolving repurchase lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since.  If market turbulence persists, we may be required to post cash collateral in connection with our secured revolving repurchase agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured revolving repurchase agreements, and senior secured and secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

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

During the nine months ended September 30, 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We also anticipate that these conditions will adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see “Risk Factors.”

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Form 10-K filed with the SEC on February 19, 2020 and in our Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2020 and July 29, 2020.

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

Many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for a meaningful economic recovery to take place. We also cannot predict whether or not these openings or lower temperatures in the fall and winter will lead to additional surges in new cases of COVID-19 such that governmental authorities decide to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Measures that we have taken and may take in the future to maintain adequate liquidity have negatively impacted our business and may negatively impact our business in the future.

As discussed elsewhere in this Form 10-Q, as a result of extreme short-term volatility and negative pressure in the financial markets, we funded during March and April 2020 margin calls aggregating $89.8 million. In order to mitigate the impacts to our business from these developments and to maintain adequate liquidity, we were forced to sell certain of our assets at an inopportune time. We realized a loss of $36.2 million in connection with such sales that occurred prior to April 1, 2020, and recorded an impairment charge at March 31, 2020 of $167.3 million. Realized losses incurred in April in connection with the divestiture of the entirety of our CRE debt securities portfolio were substantially the same as the impairment charge.

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

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. We have been contacted by certain of our borrowers who seek to defer the payment of principal and interest on certain of our loans. We have entered into modifications to existing loan agreements with several of our borrowers that, would permit borrowers to defer payment of some or all of the interest on their loans for a period, generally, of up to six months, and/or the reallocation of certain cash reserve balances within the loan structure for use in paying interest or operating expenses.  In exchange, borrowers and sponsors will be required to provide us additional cash for payment of interest, operating expenses, replenishment of capital reserves. Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. A number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or sponsor in the event of a default.

We originate and acquire transitional loans, which provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Market and economic disruptions caused by COVID-19, as well as measures intended to prevent the spread of COVID-19, have caused declines in leasing and other forms of commercial real estate economic activity, which will likely make it more difficult for our borrowers to successfully achieve the business plans for these properties, and we will bear the risk that we may not recover some or all of our investment. This risk may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be concentrated in certain property types that are more adversely affected by COVID-19 than other property types. For example, as of September 30, 2020, certain of the loans in our loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our investments in assets secured by properties that operate in those industries. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to the Consolidated Financial Statements included in this Form 10-Q.

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

We have experienced a decline in the fair value of our CRE Debt Securities investments as a result of COVID-19, which could materially and adversely affect us.

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

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all personnel of TPG provided to our Manager are working remotely. If the TPG personnel provided to our Manager are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection and looting in geographic regions where the properties securing our investments are located. Such events may result in property damage and destruction and in restrictions, curfews, or other governmental actions that could give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S., including Atlanta, Seattle, Los Angeles, Washington, D.C., New York City, Minneapolis and Portland, as well as globally, including in Hong Kong. While protests have been peaceful in many locations, looting, vandalism and fires have taken place in cities, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition and results of operations.

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

Date: November 04, 2020	TPG RE Finance Trust, Inc.

(Registrant)

/s/ GRETA GUGGENHEIM
Greta Guggenheim
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT FOLEY
Robert Foley
Chief Financial Officer
(Principal Financial Officer)