Form 10-K
period 2020-12-31
TPG RE Finance Trust, Inc.
filed 2021-02-24
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $740.4 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of February 22, 2021, there were 76,895,509 shares of the Registrant’s common stock, $0.001 par value per share, and 0 shares of the Registrant’s Class A common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

•

the ultimate geographic spread, severity and duration of pandemics such as the coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

There may be other risks, uncertainties or factors that may cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including risks, uncertainties, and factors disclosed in Item 1A – “Risk Factors” and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks, uncertainties and other factors.

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

Item 1. Business.

Company and Organization

TPG RE Finance Trust, Inc. is a commercial real estate finance company externally managed by TPG RE Finance Trust Management, L.P., an affiliate of TPG. Our principal executive offices are located at 888 Seventh Avenue, 35th Floor, New York, New York 10106. We are organized as a holding company and conduct our operations primarily through our various subsidiaries. As of December 31, 2020, the Company conducted substantially all of its operations through a Delaware limited liability company, TPG RE Finance Trust Holdco, LLC (“Holdco”), and the Company’s other wholly-owned subsidiaries.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exemption or exclusion from registration under the Investment Company Act. We operate our business as one segment, which directly originates and acquires a diversified portfolio of commercial real estate-related assets consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has also in the past, invested in commercial real estate debt securities (“CRE debt securities”) (primarily investment-grade commercial mortgage-backed securities (“CMBS”)) and commercial real estate collateralized loan obligation securities (“CRE CLOs”).

Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel. TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners, TPG’s real estate equity investment platform, and us, TPG’s dedicated real estate debt investment platform. Collectively, TPG Real Estate managed more than $10.8 billion in real estate and real estate-related assets at September 30, 2020. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 22 and 37 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.

Our president, chief financial officer, and other executive officers are senior TPG Real Estate professionals. None of our executive officers, our Manager, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us (our “Management Agreement”), our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

See Note 11 to our Consolidated Financial Statements included in this Form 10-K for more detail on the terms of the Management Agreement.

Investment Strategy

We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, including, but not limited to, the following:

•

Commercial Mortgage Loans. We focus on directly originating and selectively acquiring first mortgage loans. These loans are secured by a first mortgage lien on a commercial property or properties, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a pari passu participation within a commercial mortgage loan.

•

Other Commercial Real Estate-Related Debt Instruments. From time to time we may selectively acquire or invest in other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments. We have in the past invested in short-term, primarily investment grade CRE CLOs and CMBS (CMBS together with CRE CLOs, “CRE debt securities”).

The loans we target for origination and investment typically have the following characteristics:

•	Unpaid principal balance greater than $50.0 million;
•	As-is loan-to value (“LTV”) of less than 80% with respect to individual properties;
•	Floating rate loans tied to the one-month U.S. dollar-denominated LIBOR and spreads of 300 to 700 basis points over LIBOR;
•

Secured by properties that are: (1) primarily in the office, multifamily, mixed-use, hospitality, industrial, and retail real estate sectors; (2) expected to reach stabilization within 24 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. with multiple demand drivers, such as growth in employment and household formation, medical infrastructure, universities, convention centers and attractive cultural and lifestyle amenities; and

•	Well-capitalized sponsors with substantial experience in particular real estate sectors and geographic markets.

We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time. However, to capitalize on investment opportunities and returns at different points in the economic and real estate investment cycle, we may modify, expand or change our investment strategy by targeting assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings. We may also target assets with equity-linked characteristics, or forms of direct equity ownership of commercial real estate properties, in either case subject to any duties to offer to other funds managed by TPG. We believe that the flexibility of our strategy, supported by our Manager’s significant commercial real estate experience and the extensive resources of TPG and TPG Real Estate, will allow us to take advantage of continued changing market conditions to maximize risk-adjusted returns to our stockholders.

We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Investment Portfolio

As of December 31, 2020, our mortgage loan investment portfolio consisted of 56 first mortgage loans (or interests therein) and one mezzanine loan with total commitments of $4.9 billion, an aggregate unpaid principal balance of $4.5 billion, collectively having a weighted average credit spread of 3.2%, a weighted average all-in yield of 5.3%, a weighted average term to extended maturity (assuming all extension options are exercised by borrowers) of 3.1 years, and a weighted average LTV of 65.9%. As of December 31, 2020, 100.0% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in one instance a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. We had $423.5 million of unfunded loan commitments as of December 31, 2020, our funding of which is subject to satisfaction of borrower milestones.

As of December 31, 2020, we had $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip (the “Property”) acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

As of December 31, 2020, we did not own any CRE debt securities.

Loan Portfolio

The following table details overall statistics for our loan portfolio as of December 31, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	57	58
Floating rate loans	100.00%	100.00%
Total loan commitment(1)	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$423,487	$423,487
Amortized cost	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.2%	3.2%
Weighted average all-in yield(4)	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	3.1	3.1
Weighted average LTV(6)	65.9%	65.9%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At December 31, 2020, we had non-consolidated senior interests outstanding of $132.0 million. See Item 7 – “Management’s Discussion and

Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.
(2)	Unpaid principal balance includes PIK interest of $4.7 million as of December 31, 2020.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate, inclusive of LIBOR floors, as of December 31, 2020 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2020, based on the unpaid principal balance of our total loan exposure, 31.7% of our loans were subject to yield maintenance or other prepayment restrictions and 68.3% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects the Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with the Manager’s underwriting standards and consistent with third-party appraisals obtained by the Manager.

The following presents, by loan commitment, the property types securing our balance sheet loan portfolio and the geographic distribution of our loan portfolio, each as of December 31, 2020:

Property Type
Mixed-Use, 11.9%
Retail, 0.7%
Hotel, 14.9%
Office, 55.7%
Multifamily, 16.3%
Condominium, 0.5%

Geographic Region
Midwest, 8.7%
Various, 1.8%
East, 40.6%
West, 22.8%
South, 26.1%

Our loan portfolio consists of Bridge, Light Transitional, Moderate Transitional and Construction floating rate loans. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loans are classified based on a percentage of deferred fundings of the total loan commitment. Bridge loans limit deferred fundings to less than 10%, while Light and Moderate Transitional loans limit deferred fundings to 10% to 20%, and over 20%, respectively. Construction loans involve ground-up construction and deferred fundings often represent the majority of the loan commitment amount. Deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both.

The following presents, by loan commitment, our loan portfolio by loan category and year of origination, as of December 31, 2020:

Loan Type
Construction, 0.7%
Bridge, 27.1%
Moderate Transitional, 33.0%
Light Transitional, 39.2%

Year of Origination
2016, 0.5%
2020, 6.6%
2017, 11.4%
2019, 48.3%
2018, 33.2%

As of December 31, 2020, one loan secured by a retail property was placed on non-accrual status due to a borrower default in December 2020. The amortized cost of the loan was $31.1 million as of December 31, 2020. No loans were placed on non-accrual status as of December 31, 2019. Allowance for credit losses as of December 31, 2020 was $62.8 million.

The table below details our loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”) in descending order, as of December 31, 2020.

MSA Rank(1)	MSA Name (1)	Commitment	Unpaid Principal Balance	Number of Loans
1	New York City	$1,023,776	$959,318	11
2	Los Angeles	364,400	335,418	5
7	Philadelphia	363,250	352,536	2
17	San Diego	280,100	233,929	2
5	Houston	279,800	267,780	3
6	Washington DC	276,285	203,913	3
9	Atlanta	273,000	215,595	2
11	San Francisco	247,222	215,100	4
14	Detroit	210,000	184,045	1
23	Orlando	206,500	204,085	1
22	Charlotte	165,000	165,000	1
10	Boston	141,468	136,525	2
4	Dallas	132,591	127,501	2
8	Miami	91,900	85,453	2
3	Chicago	88,151	88,451	1
18	Tampa/St. Petersburg	84,950	84,950	1
20	St. Louis	70,000	70,000	1
13	Riverside/San Bernardino	34,740	32,000	1
Other		610,378	563,126	12
Total		$4,943,511	$4,524,725	57

(1)	Based on rankings of MSA for 2010 according to the United States Census Bureau.

Real Estate Owned

As of December 31, 2020, we had $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

CRE Debt Securities Portfolio

We have, in the past, invested in CRE debt securities (primarily investment-grade CMBS) and CRE CLOs. As of December 31, 2020, we did not own any CRE debt securities.

For additional information regarding our investment portfolio as of December 31, 2020, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes a combination of secured credit facilities (formerly called secured revolving repurchase agreements, and including one mortgage warehouse facility), a mortgage loan payable, asset-specific financing arrangements, and collateralized loan obligations (“CLOs”). In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”).

We may in the future use other forms of leverage, including structured financing other than CLOs, derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries.

We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities. This may be accomplished in certain instances using derivatives, although no such derivatives are currently used by us. Under certain circumstances, we may determine not to do so, or we may otherwise be unable to do so. We also seek to minimize our exposure to mark-to-market risk. At December 31, 2020, 63.5% of our loan portfolio financing contained no mark-to-market provisions, including one facility representing 7.2% of our loan portfolio financing, that contains no mark-to-market provisions that would trigger margin calls for two years from closing.

The following table details the principal balance amounts outstanding for our financing arrangements as of December 31, 2020 (dollars in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2020
Secured credit facilities - loans	$1,522,859
Collateralized loan obligations	1,834,760
Mortgage loan payable	50,000
Total indebtedness(1)	$3,407,619

(1)	Excludes deferred financing costs of $18.9 million at December 31, 2020.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our financing arrangements. Our decision to use leverage to finance our assets and the amount of leverage we use will be at the discretion of our Manager and is not subject to the approval of our stockholders. We currently expect that our leverage, measured as the ratio of debt to equity, will generally range up to 3.5:1, subject to compliance with our financial covenants under our secured credit agreements and other contractual obligations. We reserve the right to adjust this range without advance notice to satisfy our corporate finance and risk management objectives.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by matching the duration of our assets and liabilities and match-indexing our assets and liabilities using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the benefit of interest rate floors embedded in certain of our loans. At December 31, 2020, the weighted average LIBOR floor for our loan portfolio was 1.66%. As of December 31, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and interest rate floors on only 11.7% of our liabilities. Due to the short remaining term to maturity and floating rate nature of our loan portfolio, we have elected not to employ interest rate derivatives (interest rate swaps, caps, collars or swaptions) to limit our exposure to increases in interest rates on such liabilities, but we may do so in the future.

We had no fixed rate loans outstanding as of December 31, 2020.

The following illustrates the impact on our net interest income of decreases in LIBOR throughout the year ended December 31, 2020, assuming our existing floating rate loan portfolio and related liabilities.

(1)	Based on portfolio composition as of December 31, 2020.

Investment Guidelines

Our board of directors has approved the following investment guidelines:

•	No investment will be made that would cause us to fail to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”);
•	No investment will be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the Investment Company Act;
•	Our Manager will seek to invest our capital in our target assets;
•	Prior to the deployment of our capital into our target assets, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase

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

Our success depends to a significant extent upon the ongoing efforts, experience, diligence, skill, and network of business contacts of our executive officers and the other key personnel of TPG provided to our Manager and its affiliates. These individuals evaluate, negotiate, execute, and monitor our loans, other investments and our capitalization, and advise us regarding maintenance of our REIT status and exclusion or exemption from regulation under the Investment Company Act. Our success depends on their skills and management expertise and continued service with our Manager and its affiliates.

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

Operating and Regulatory Structure

REIT Qualification

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years.

Furthermore, we have multiple taxable REIT subsidiaries (“TRSs”), which when active, pay U.S. federal, state, and local income tax on their net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

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

Item 1A. Risk Factors.

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed risk factors contained below.

Risks Related to Our Lending and Investment Activities

•

Our success depends on the availability of attractive investment opportunities and our Manager’s ability to model, identify, structure, consummate, leverage, manage and realize returns on our investments.

•	Our commercial mortgage loans and other commercial real estate-related debt instruments expose us to risks associated with real estate investments generally.
•

We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets.

•	Real estate valuation is inherently subjective and uncertain. Our reserves for loan losses may prove inadequate.
•

Interest rate, prepayment, concentration, liquidity, collateral and credit risk may adversely affect our financial performance. There are no assurances that the U.S. or global financial systems will remain stable.

•

We may not have control over certain of our investments which may adversely affect our lack of sole decision-making authority and subject us to additional risks associated with investments in the form of loan participation interests.

•	Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Risks Related to Our Financing

•

We have a significant amount of debt, which subjects us to increased risk of loss or default of certain covenants. Interest rate fluctuations on our debt could materially and adversely affect our financial performance. Our financing arrangements may also require us to provide additional collateral or repay debt, due to margin calls triggered primarily by changes in the value of collateral securing the loans we pledge to support certain of our borrowings. We are subject to counterparty risk associated with our debt obligations.

•	There can be no assurance that we will be able to obtain or utilize additional financing arrangements in the future on similar or more favorable terms, or at all.

Risks Related to Our Relationship with Our Manager and its Affiliates

•

We depend on our Manager and the personnel of TPG provided to our Manager for our success. We may not find a suitable replacement for our Manager if our Management Agreement is terminated, or if key personnel cease to be employed by TPG or otherwise become unavailable to us.

•

Our Manager manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments.

Risks Related to Our Company

•

Our investment, asset allocation and financing strategies may be changed without stockholder consent and we may not be able to operate our business successfully or implement our operating policies and investment strategy.

•

TPG and our Manager may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key borrowers and loan brokers. We also depend on a third-party service provider for asset management services. We may not find a suitable replacement if our agreement is terminated, or if key personnel cease to be employed or otherwise become unavailable to us.
•

Rapid changes in the market value or income potential of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion or exemption from regulation under the Investment Company Act.

•	The due diligence process undertaken by our Manager in regard to our investment opportunities may not reveal all facts relevant to an investment and, as a result, we may experience losses.
•	Failure to obtain, maintain or renew required licenses and authorizations necessary to operate our mortgage-related activities.
•	Changes in and non-compliance with laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations.
•	Actions of the U.S. government, including its affiliated bodies to stabilize or reform the financial markets may not achieve the intended effect.
•	Operational risks, including the risks of cyberattacks and the proposed transition from LIBOR to an alternate rate, may disrupt our businesses, result in losses or limit our growth.

Risks Related to our REIT Status and Certain Other Tax Items

•	Failure to comply with REIT requirements could subject us to higher taxes and additional liquidity issues, which would reduce the amount of cash available for distribution to our stockholders.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Compliance with the REIT requirements may hinder our ability to grow.
•	We may choose to make distributions to our stockholders in our own common stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.
•	Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

Risks Related to Our Common Stock

•	We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
•

The authorized but unissued shares of our common stock and preferred stock may prevent a change in our control. Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

•

Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.

Risks Related to COVID-19

•

The market and economic disruptions caused by COVID-19 have negatively impacted our business and our borrowers’ financial condition potentially limiting our ability to grow our business and make distributions to our stockholders and could cause us to default on certain financial covenants contained in our financing arrangements.

General Risks

•

Our obligations associated with being a public company, our failure to maintain an effective system of internal control and social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

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

We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments will be subject to various risks, including:

•	economic and market fluctuations;
•	political instability or changes, terrorism and acts of war;
•	changes in environmental, zoning and other laws;
•	casualty or condemnation losses;
•	regulatory limitations on rents or moratoriums against tenant evictions or foreclosures;
•	decreases in property values;
•	changes in the appeal of properties to tenants, including due to the impact of COVID-19 on how tenants and workers can safely and efficiently use commercial space;
•	changes in supply (resulting from the recent growth in commercial real estate debt funds or otherwise) and demand;
•	energy supply shortages;
•	various uninsured or uninsurable risks;
•	natural disasters;
•	changes in government regulations (such as rent control);
•	changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•	increased mortgage defaults;
•	declining interest rates which reduce asset yields, subject to the impact of interest rate floors on certain of our floating rate loans;
•	increasing interest rates, which may make it more difficult for our borrowers to repay loans via a refinancing or sale of the collateral property;
•	increases in borrowing rates; and
•	negative developments in the economy and/or adverse changes in real estate values generally and other risk factors that are beyond our control.

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

We originate and acquire transitional loans secured by first lien mortgages on commercial real estate. These loans provide interim financing to borrowers seeking short-term capital for the acquisition, lease up or repositioning of commercial real estate and generally have a maturity of three years or less. A borrower under a transitional loan has usually identified an asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the operating performance of the asset or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we will bear the risk that we may not recover some or all of our investment.

In addition, borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing, or another transitional loan, to repay a transitional loan, which could depend on market conditions and other factors. In the event of any failure to repay under a transitional loan held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan.

There can be no assurances that the U.S. or global financial systems will remain stable, and the occurrence of another significant credit market disruption may negatively impact our ability to execute our investment strategy, which would materially and adversely affect us.

The U.S. and global financial markets experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. After the 2008 Global Financial Crisis, liquidity eventually returned to the market and property values recovered to levels that exceeded those observed prior to the Global Financial Crisis. However, declining real estate values due to the COVID-19 pandemic, or other factors, could in the future reduce the level of new mortgage and other real estate-related loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, terrorist attacks or other acts of war and adverse changes in national or international economic, market and political conditions or another health pandemic. Any future sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate and acquire loans, which would materially and adversely affect us.

Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.

In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), the current administrator of LIBOR, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated that they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years

As of December 31, 2020, our loan portfolio included $4.9 billion of floating rate loans for which the interest rate was tied to LIBOR. Additionally, we had $3.4 billion of floating rate debt tied to LIBOR. Our financing arrangements generally provide for the adoption of a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net interest income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. See “—Risks Related to Our Financing—Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.”

Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.

As our loans and other investments are repaid, we attempt to redeploy the proceeds we receive into new loans and investments and repay borrowings under our secured credit facilities and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected. If we cannot redeploy the proceeds we receive from repayments into funding loans in property types or geographic markets that our Manager has identified as priorities for us, such repayments may cause the composition of our loan portfolio to skew towards less favored property types or geographies and prevent us from achieving our portfolio construction objectives.

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

Our business is currently focused on originating floating rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in comparable assets with lower yields than the assets that were prepaid.

Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, if in the future we acquire fixed rate CRE debt securities investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.

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

Our loans often contain penalty provisions to borrowers that repay their loan prior to initial maturity. These deterrents to repayment include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through initial maturity, or a sooner date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid at any time, subject only to interest due through the next interest payment date. The absence of call protection provisions may expose the company to the risk of early repayment of loans, and the inability to redeploy its capital accretively.

Our investments may be concentrated and could be subject to risk of default.

We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2020, approximately 55.7% and 53.0% of the loans in our loan portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings and approximately 14.9% and 16.2% of the loans in our loan portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by hotels. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

The illiquidity of certain of our loans and other investments may materially and adversely affect us.

The illiquidity of certain of our loans and other investments may make it difficult for us to sell such loans and other investments if the need or desire arises. In addition, certain of our loans and other investments may become less liquid after we originate or acquire them as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such loans and other investments at advantageous times or in a timely manner. Moreover, we expect that many of our investments are not or will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our loans and other investments are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate a loan or other investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.

Most of the commercial mortgage loans that we originate or acquire are nonrecourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.

Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. Even if a commercial mortgage loan is recourse to the borrower, in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

We may originate or acquire construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. A borrower default on a construction loan where the property has not achieved completion poses a greater risk than a conventional loan, as completion would be required before the property is able to generate revenue. As described below, the process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances.

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

Investments that we make in CRE debt securities and other similar structured finance investments, as well as those that we structure, sponsor or arrange, pose additional risks.

We have in the past invested, and may in the future invest, in CRE debt securities such as CMBS and CRE CLO debt securities, including in select instances subordinate classes of CLOs and other similar structured finance investments secured by a pool of mortgages or loans. Such investments are the first or among the first to bear loss upon a restructuring or liquidation of the underlying collateral, and the last to receive payment of interest and principal. There is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to economic downturns and adverse underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CRE debt securities because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

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

With respect to the CRE debt securities in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CRE debt securities for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management, either at inception of the investment or at a later date if the controlling class is determined to be a class of CRE debt securities other than the class we acquired. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could materially and adversely affect our interests.

Investments in non-investment grade, rated or unrated, investments involve an increased risk of default and loss.

Many of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is often the case for private loans) or will be rated as non-investment grade by the rating agencies. As a result, these investments should be expected to have an increased risk of default and loss as compared to investment-grade rated assets. Any loss we incur may be significant and may materially and adversely affect us. Our investment guidelines do not limit the percentage of unrated or non-investment grade rated assets we may hold in our portfolio.

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

On June 23, 2016, the United Kingdom held an in-or-out referendum on the United Kingdom’s membership within the E.U., the result of which favored the exit of the United Kingdom from the European Union (“Brexit”). Following such referendum and the enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the E.U. and ratified a trade and cooperation agreement governing its future relationship with the E.U. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the E.U., addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the E.U. as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Since we rely on access to the financial markets in order to refinance our debt liabilities and gain access to new financing, ongoing political uncertainty and any worsening of the economic environment may reduce our ability to refinance our existing and future liabilities or gain access to new financing, in each case on favorable terms or at all.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable discounted pay-off of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and could potentially result in a reduction or discharge of a borrower’s debt.

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

The valuation of the commercial real estate that secures or otherwise supports our investments is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the commercial real estate that secures or otherwise supports investments are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial real estate markets such as that recently experienced due to the COVID-19 pandemic.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

We evaluate our loans, and we will evaluate the adequacy of any future loan loss reserves we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of loan loss reserves. Our determination of general and asset-specific loan loss reserves may rely on material estimates regarding many factors, including the fair value of any loan collateral. The estimation of ultimate loan losses, loss reserves, and credit loss expense is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future loan loss reserves will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future reserves for loan losses prove inadequate, we may recognize additional losses, which could have a material adverse effect on us.

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which on its adoption date of January 1, 2020 replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Losses (“CECL”) model. Under the CECL model, which we adopted on January 1, 2020, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses over the life of each financial asset is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement occurs when the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model is an accounting estimate and is inherently uncertain because it is sensitive to changes in economic and credit conditions in the geographic locations in which we operate. Economic and credit conditions are interdependent and as a result there is no single factor to which the Company as a whole is sensitive; therefore, it is possible that actual events will ultimately differ from the assumptions built into the financial model used by the Company to determine its future expected loan losses, resulting in material adjustments to the Company’s financial assets measured at amortized cost. Additionally, the Company’s application of CECL is subject to ongoing review and evaluation and open to change should relevant information emerge. CECL requires lenders to recognize provisions for loan losses at the inception of the lending cycle, which is earlier than required under the prior “incurred loss” model, and thus may create more volatility in the amount of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We may experience a decline in the fair value of investments we may make in CRE debt securities, which could materially and adversely affect us.

A decline in the fair value of investments we may make in CRE debt securities may require us to recognize an other-than-temporary (“OTTI”) impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition, and our results of operations.

Some of our investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Our investments are not publicly-traded but some of our investments may be publicly-traded in the future. The fair value of securities and other investments that are not publicly-traded may not be readily determinable. Any of our investments classified as available-for-sale or as trading assets will be recorded each quarter at their fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our investments may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of investments treated as available-for-sale or trading assets were materially higher than the values that we ultimately realize upon their disposal.

In addition to other analytical tools, our Manager will utilize financial models to evaluate commercial mortgage loans and estimate expected losses. The accuracy and effectiveness of these analytical tools cannot be guaranteed.

In addition to other analytical tools, our Manager utilizes financial models to evaluate the credit quality of commercial mortgage loans, the accuracy and effectiveness of these analytical tools cannot be guaranteed. It is possible that financial models used for our CECL estimate may fail to include relevant factors or to accurately estimate the impact of factors they identify. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

Loans that we originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with “one action,” “security first” and/or “anti-deficiency rules” may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.

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

As of December 31, 2020, we had $3.4 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit agreements, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of Series B Preferred Stock with a dividend rate of 11%. As of December 31, 2020, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, JP Morgan Chase Bank, National Association, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Barclays Bank PLC, U.S. Bank National Association, and Bank of America N.A., with an aggregate maximum amount of approximately $3.2 billion available to finance our loan investments.

Subject to compliance with the leverage covenants contained in our secured credit agreements and other financing documents, we expect that the amount of leverage that we will incur in the future will take into account a variety of factors, which may include our Manager’s assessment of credit, liquidity, price volatility and other risks of our investments and the financing counterparties, the potential for losses and extension risk in our portfolio and availability of particular types of financing at the then-current rate. Given current market conditions, we expect that our overall leverage, measured as the ratio of debt to equity excluding cash on our consolidated balance sheets, will generally range from 2.7 to 3.5:1 (as defined under our secured credit agreements), subject to compliance with our financial covenants under our secured credit agreements, the investment agreement governing our Series B Preferred Stock and other contractual obligations, although we may employ more or less leverage on individual loan investments after consideration of the impact on expected risk and return of the specific situation, and future changes in value of underlying properties. To the extent we believe market conditions are favorable, we may revise our leverage policy in the future. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured credit agreements, non-recourse CLO financing, mortgage loan payable, and asset-specific borrowings. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our consolidated balance sheets, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;
•	the market’s view of the quality of our investments;
•	the market’s perception of our growth potential;
•	the ratings assigned by one or more nationally-recognized statistical credit rating organizations to our company, or to a specific issue of indebtedness issued by us or our subsidiaries;
•	our current and potential future earnings and cash distributions; and
•	the market price of our common stock.

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

Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants affecting our ability and, in certain cases, our subsidiaries’ ability, to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. For a description of certain of the covenants, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing.” If we fail to meet or satisfy any of these covenants in our financing arrangements, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured credit agreements, could materially and adversely affect us.

Our financing arrangements may require us to provide additional collateral or repay debt.

Our current and future financing arrangements involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. See “—Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.” Posting additional margin would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect us. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the secured credit facilities, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

Interest rate fluctuations could increase our financing costs, which could materially and adversely affect us.

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt, as well as any interest rate swaps utilized for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate assets may not compensate for such increase in interest expense and the interest income we earn on fixed rate assets would not change. Similarly, in a period of declining interest rates, our interest income on floating rate assets would decrease (subject to the existence of any interest rate floors), while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income, and the interest expense we incur on our fixed rate debt would not change. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire loans or other investments, the value of our investments and our ability to realize gains from the disposition of assets. Moreover, changes in interest rates may affect borrower default rates.

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

Our attempts to mitigate such risk are subject to factors outside our control, such as the availability of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. The risks of a duration mismatch are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities have set maturity dates. While our CLO liabilities have set maturity dates, repayment of these are dependent on timing of related collateral loan asset repayments after the reinvestment period concludes.

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

We have utilized and may in the future utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use our secured credit agreements, or other short-term facilities, to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO, or issuance of CMBS, or the private placement of loan participations or other long-term financing. When employing this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term credit facilities are available, a sufficient amount of eligible investments or loans to maximize the efficiency of a CLO, CMBS, or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

We conduct substantially all of our operations and own substantially all of our assets through our holding company subsidiary, Holdco. Holdco has guaranteed repayment of 25% of the principal amount borrowed and other payment obligations under each of our secured credit agreements secured by loans. Our secured credit agreements provide for significant aggregate borrowings. Holdco may in the future guarantee the performance of additional subsidiaries’ obligations. The guarantee agreements contain financial covenants covering liquid assets, debt-to-equity ratio, and net worth requirements. Holdco’s failure to satisfy these covenants and other requirements could result in defaults under each of our secured credit agreements and acceleration of the amount borrowed thereunder. Such defaults could have a material adverse effect on us. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

Certain of our current financing arrangements contain financial covenants that, if violated, could result in the diversion of cash flow from us to our lenders to pay interest due and reduce the principal amount outstanding of our borrowings until such time as the default is cured, which may reduce our cash available to pay interest and operating expenses, satisfy other obligations, and fund required distributions to common stockholders to maintain our qualification as a REIT.

Our CRE CLO liabilities are issued by certain of our wholly-owned trust subsidiaries pursuant to indentures that include a range of covenants and operational tests, including: (a) a minimum ratio of aggregate pledged loan collateral (valued in accordance with the indenture) divided by the aggregate principal amount of bonds outstanding (the “overcollateralization test”); and (b) a minimum ratio of interest income collected with respect to pledged loan collateral divided by interest expense with respect to bonds outstanding. A failure of either or both tests generally entitles the trustee to divert (“sweep”) cash from the trust waterfall that would otherwise be distributed to us to pay interest and, to the extent sufficient cash remains after the payment of interest, to retire the senior-most bonds until the tests are satisfied. In certain circumstances, such diversions may last for extended periods depending upon the credit performance of the pledged loans.

Our secured credit agreements are between wholly-owned subsidiaries and our lender counterparties. Each involves cross-collateralized pools of pledged loans, and one of our agreements includes a pool-wide debt yield test where failure to comply triggers a cash flow sweep to pay interest and retire borrowings until compliance is restored.

The temporary or prolonged loss of these cash receipts by us may reduce our cash-on-hand to levels that threaten our ability to pay operating expenses, dividends due on our Series B preferred stock or distributions to our common shareholders in amounts sufficient to preserve our REIT status. Cash flow with respect to interest receipts that is swept by our lenders is considered as taxable income to us, and our distribution requirements as a REIT are not lessened.

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

Our success depends to a significant extent upon the ongoing efforts, experience, diligence, skill, and network of business contacts of our executive officers and the other key personnel of TPG provided to our Manager and its affiliates. These individuals evaluate, negotiate, execute and monitor our loans and other investments and financings and advise us regarding maintenance of our REIT status and exclusion or exemption from regulation under the Investment Company Act. Our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.

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

Other than with respect to any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, neither our Manager nor any other TPG affiliate is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Manager has informed us that Robert Foley will continue to serve as our chief financial officer and that he will spend a substantial portion of his time on our affairs, key personnel, including Mr. Foley, provided to us by our Manager may become unavailable to us as a result of their departure from TPG or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any TPG Funds they may manage, and such conflicts may not be resolved in our favor. Each of our executive officers is also an employee of TPG, who has now or may be expected to have significant responsibilities for TPG Funds managed by TPG now or in the future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Our Manager manages our portfolio pursuant to broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments and which could materially and adversely affect us.

Our Manager is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and other investments or our Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided, or recommendations made, to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion or exemption from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.

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

We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2020, three of our eight directors are employees of TPG. In addition, our chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:

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

To the extent any TPG Funds otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, then, pursuant to TPG’s allocation policy, investment opportunities that fall within such common objectives or guidelines will generally be allocated among our company and one or more of such TPG Funds on a basis that our Manager and applicable TPG affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations:

•	our and the relevant TPG Funds’ investment focuses and objectives;
•	the TPG professionals who sourced the investment opportunity;
•	the TPG professionals who are expected to oversee and monitor the investment;
•

the expected amount of capital required to make the investment, as well as our and the relevant TPG Funds’ current and projected capacity for investing (including for any potential follow-on investments);

•	our and the relevant TPG Funds’ targeted rates of return and investment holding periods;
•	the stage of development of the prospective portfolio company or borrower;
•	our and the relevant TPG Funds’ respective existing portfolio of investments;
•	the investment opportunity’s risk profile;
•	our and the relevant TPG Funds’ respective expected life cycles;
•	any investment targets or restrictions (e.g., industry, size, etc.) that apply to us and the relevant TPG Funds;
•	our ability and the ability of the relevant TPG Funds to accommodate structural, timing and other aspects of the investment process; and
•	legal, tax, contractual, regulatory or other considerations that our Manager and applicable TPG affiliates deem relevant.

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

•

Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in our Management Agreement, our Manager, TPG RE Management, LLC and their respective affiliates will not be restricted in the scope of their businesses or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, TPG and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

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

Termination of our Management Agreement without cause would be difficult and costly. Our independent directors will review our Manager’s performance and the fees that may be payable to our Manager annually, and our Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon their determination that (1) our Manager’s performance is unsatisfactory and materially detrimental to us and our subsidiaries taken as a whole or (2) the base management fee and incentive compensation, taken as a whole, payable to our Manager is not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of fees agreed to by at least two-thirds of our independent directors. We are required to provide our Manager with 180 days’ prior written notice of any such termination. Additionally, upon such a termination unrelated to a cause event, or if we materially breach our Management Agreement and our Manager terminates our Management Agreement, our Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of (x) the average annual base management fee and (y) the average annual incentive compensation earned by our Manager, in each case during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating our Management Agreement and adversely affect our ability to terminate our Manager in the absence of a cause event.

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

We cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and investment strategy as described in this Form 10-K. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness. Our operating cash flows will depend on many factors, including the performance of our existing portfolio, the availability of attractive investment opportunities for the origination and selective acquisition of additional assets, the level and volatility of interest rates, readily accessible short-term and long-term financing, conditions in the financial markets, the real estate market and the economy, and our ability to successfully operate our business and execute our investment strategy. We face substantial competition in originating and acquiring attractive loans and other investments, which could adversely impact the returns from new loans and other investments.

TPG and our Manager may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key borrowers and loan brokers, and if they are unable to do so, we could be materially and adversely affected.

We depend on TPG and our Manager to generate borrower clients by, among other things, developing relationships with property owners, developers, mortgage brokers and investors and others, which we believe leads to repeat and referral business. Accordingly, TPG and our Manager must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that TPG and our Manager will be able to attract or retain qualified loan originators. If TPG and our Manager cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if they can motivate or retain them but at higher costs, we could be materially and adversely affected. We also depend on TPG and our Manager for a network of loan brokers, which generates a significant portion of our loan originations. While TPG and our Manager will strive to continue to cultivate long-standing broker relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans marketed by these brokers, which could impair our loan origination volume and reduce our returns. There can be no assurance that TPG and our Manager will be able to maintain or develop new relationships with additional brokers.

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

In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available to these more regulated institutions. However, we cannot assure you that governmental authorities will not seek to deregulate the financial industry in the future, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to better compete with us for investment opportunities. For example, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.” In addition, the results of the 2020 U.S. presidential and congressional elections could have further impacts on our industry if new legislative or regulatory reforms are adopted. We are unable to predict at this time the effect of any such reforms.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise materially and adversely affect us.

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

In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In October 2014, five U.S. federal banking and housing agencies and the SEC issued final credit risk retention rules, which generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules, which generally became effective in 2016 with respect to new securitization transactions backed by mortgage loans other than residential mortgage loans, could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. See “—Risks Related to Our Financing—We have utilized and may in the future utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.” The Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have a material adverse effect on us.

On December 16, 2015, the U.S. Commodity Futures Trading Commission (the “CFTC”) published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities”, and such rule was amended on November 19, 2018. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule, when the average aggregate daily notional amount will thenceforth be $8.0 billion as calculated from June, July and August of the previous calendar year. On November 9, 2020, the CFTC published a final rule extending the last implementation phase of its initial margin requirements for uncleared swaps from September 1, 2021 to September 1, 2022. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, as amended, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. The results of the 2020 U.S. presidential and congressional elections could impact our regulatory environment if new legislative or regulatory reforms are adopted. We are unable to predict at this time the effect of any such reforms, and no assurances can be given as to the passage of any legislation or regulatory reform or the impact that these actions could have on our results of operations or financial condition.

We depend on our Manager to develop appropriate systems and procedures to control operational risk.

We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on our Manager’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Manager will not be liable for losses incurred due to the occurrence of any such errors.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Remote working as a result of COVID-19 work-from-home policies may increase our vulnerability to such incidents and attacks. Our information and technology systems as well as those of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.

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

We depend on Situs Asset Management, LLC (“SitusAMC”) for asset management services. We may not find a suitable replacement for SitusAMC if our agreement with SitusAMC is terminated, or if key personnel cease to be employed by SitusAMC or otherwise become unavailable to us.

We are party to an agreement with SitusAMC pursuant to which SitusAMC provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Our ability to monitor the performance of our investments will depend to a significant extent upon the efforts, experience, diligence and skill of SitusAMC and its employees.

In addition, we can offer no assurance that SitusAMC will continue to be able to provide us with dedicated asset management employees for performing asset management services for us. Any interruption or deterioration in the performance of SitusAMC or failures of SitusAMC’s information systems and technology could impair the quality of our operations and could affect our reputation and hence materially and adversely affect us. If our agreement with SitusAMC is terminated and no suitable replacement is found to manage our portfolio, we may not be able to monitor the performance of our investments. Furthermore, we may incur certain costs in connection with a termination of our agreement with SitusAMC.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our investments through TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% (adjusted, in the absence of an election otherwise, to 50% for the 2020 taxable year under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”)) of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would reduce our cash flow, which could materially and adversely affect us.

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

To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of CRE debt securities. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Moreover, for CRE debt securities that we may in the future acquire, some may be issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CRE debt securities will be made. If such CRE debt securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

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

The failure of assets subject to secured credit agreements to qualify as real estate assets could adversely affect our ability to continue to qualify as a REIT.

We have entered into secured credit agreements and may in the future enter into additional secured credit facilities pursuant to which we would agree, from time to time, to nominally sell certain of our assets to a counterparty and repurchase these assets at a later date in exchange for a purchase price. Economically, repurchase transactions are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such repurchase transaction notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase transaction, in which case we could fail to continue to qualify as a REIT.

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

Our common stock trades on the NYSE under the symbol “TRTX”. The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects;
•	actual or perceived changes in the value of our investment portfolio;
•	actual or perceived conflicts of interest with TPG, including our Manager, and the personnel of TPG provided to our Manager, including our executive officers, and TPG Funds;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	loss of a major funding source or inability to obtain new favorable funding sources in the future;
•	our financing strategy and leverage;
•	actual or anticipated accounting problems;
•	publication of research reports about us or the commercial real estate industry;
•	adverse market reaction to additional indebtedness we incur or securities we may issue in the future;
•	additions to or departures of key personnel of TPG, including our Manager;
•	changes in market valuations or operating performance of companies comparable to us;
•	price and volume fluctuations in the overall stock market from time to time;
•	short-selling pressure with respect to shares of our common stock or REITs generally;
•	speculation in the press or investment community;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expense on our debt;
•	failure to maintain our REIT qualification or exclusion or exemption from Investment Company Act regulation or listing on the NYSE;
•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•	general market and economic conditions and trends, including inflationary concerns and the current state of the credit and capital markets; and

•	the other factors described in this Item 1A - “Risk Factors.”

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

On May 28, 2020, the Company entered into a registration rights agreement with PE Holder, L.L.C. as part of TRTX’s issuance of Series B Preferred Stock and warrant issuance. Subject to obtaining consent under the Company’s existing registration rights agreement, the holder will be granted customary demand, piggy-back and shelf registration rights with respect to the common stock underlying the warrants. Pursuant to the registration rights agreement, the holder shall have the right to make up to three requests to the Company for registration of all or part of the registrable securities held by the stockholder that we register the resale of all or any part of such holder’s registrable securities under the Securities Act at any time. The registration rights agreement also provides the holders with certain shelf registration rights. Upon the written request of the stockholder from time to time, the Company shall promptly file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act relating to the offer and sale of registrable securities held by such holder from time to time in accordance with the methods of distribution elected by such stockholders, and the Company shall use its reasonable best efforts to cause such shelf registration Statement to promptly (within 90 days, or within 60 days if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). The registration rights agreement provides that the holder with piggyback registration rights that require the Company to register the resale of shares of our common stock held by the holders in the event we register for sale, either for our own account or for the account of others, shares of our common stock in future offerings. The holders will be able to participate in such registration on a pro rata basis, subject to certain terms and conditions. In connection with each registration or sale of registrable securities conducted as an underwritten public offering, the holder agrees, if requested, to become bound by and to execute and deliver a lockup agreement with the underwriter(s) of such underwritten public offering restricting such holder’s right to transfer, directly or indirectly, any registrable securities or enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of registrable securities during the period commencing on the date of the final prospectus relating to the underwritten public offering and ending on the date specified by the underwriters (such period not to exceed 90 days). Any lockup release applicable to any stockholder shall be provided to all other stockholders on a pro rata basis based on the number of registrable securities then held by such stockholder.

In addition, a substantial amount of our shares of common stock held by our stockholders prior to our initial public offering are eligible for resale subject to the requirements of Rule 144 under the Securities Act.

We have also filed a registration statement on Form S-8 registering the issuance of an aggregate of 4,600,463 shares of our common stock issuable under the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The issuance of these shares and their subsequent sale could cause the market price of our common stock to decline.

In May 2020, we issued warrants entitling the third-party holder to purchase up to 12,000,000 shares of our common stock. These warrants have an initial exercise price of $7.50 per share and expire on May 28, 2025. Exercise of these warrants will dilute our then-existing stockholders’ interests in us. All expenses incident to the Company’s performance of or compliance with the registration rights agreement shall be paid by the Company.

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

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, our board of directors has specifically exempted PE Holder, L.L.C. (or any of its affiliates) (the “Purchase Parties”) from the provisions of the business combination provisions of the MGCL, and such exemption may not be revoked, altered or repealed, in whole or in part, until such time as the Purchase Parties no longer own any shares of our stock.

The authorized but unissued shares of our common stock and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock and preferred stock. In addition, a majority of our entire board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of shares of our capital stock or the number of shares of our capital stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of the classified or reclassified shares. As a result, our board of directors may establish a class or series of common stock or preferred stock that could delay, defer or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board may grant an exemption prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as it may deem appropriate. These ownership limitations in our charter are standard in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to reduce administrative burdens. However, these ownership limits might also delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders or result in the transfer of shares acquired in excess of the ownership limits to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

Our charter provides that, if any director or officer of our company who is also a partner, advisory board member, director, officer, manager, member or shareholder of TPG or any of TPG’s affiliates (any such director or officer, a “TPG Director/Officer”) acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted from time to time by Maryland law. Accordingly, to the maximum extent permitted from time to time by Maryland law, (1) no TPG Director/Officer is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (2) the TPG Director/Officer, on his or her own behalf or on behalf of TPG or any of TPG’s affiliates, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us.

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

We are a holding company and conduct substantially all of our operations through Holdco. We do not have, apart from an interest in Holdco, any independent operations. As a result, we rely on distributions from Holdco to pay any dividends that our board of directors may authorize, and we may declare on shares of our stock. We also rely on distributions from Holdco to meet any of our obligations, including any tax liability on taxable income allocated to us from Holdco. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities (whether or not for borrowed money) and any preferred equity of Holdco and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of Holdco and its subsidiaries will be available to satisfy the claims of our stockholders only after all of Holdco’s and its subsidiaries’ liabilities and any preferred equity have been paid in full.

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

Risks Related to COVID-19

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, work from home policies, business closures, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

In connection with the disruptions described above, real estate securities markets experienced significant volatility, widening credit spreads and sharp declines in liquidity, which negatively impacted our former CRE debt securities portfolio. This portfolio was pledged as collateral under daily mark-to-market secured credit facilities. Fluctuations in the value of our CRE debt securities portfolio, including as a result of changes in credit spreads, resulted in us being required to post cash collateral with our lenders under these facilities. These fluctuations and requirements to post cash collateral were material. To mitigate the impact to our business from these developments, we sold during March and April 2020, all of our CRE debt securities. We recorded aggregate losses from these sales of $203.4 million. Although these losses will be available to offset certain capital gains that we may have now or in the future, these losses will not reduce the amount that we will be required to distribute under the requirement that we distribute to our stockholders at least 90% of our REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

Many jurisdictions have re-opened with social distancing measures implemented to curtail the spread of COVID-19, and two vaccines have been approved for use in the United States. Nonetheless, we cannot predict the length of time that it will take for a meaningful economic recovery to take place. Additional surges in new cases of COVID-19 and mutated strains of the virus have caused additional quarantines and lockdowns, which could delay any economic recovery. The nationwide vaccination program is in its early stages, and its pace, scope and effectiveness remain uncertain. These factors could further materially and adversely affect our results and financial condition.

Measures that we have taken and may take in the future to maintain adequate liquidity have negatively impacted our business and may negatively impact our business in the future.

As discussed elsewhere in this Form 10-K, as a result of extreme short-term volatility and negative pressure in the financial markets, we were forced to meet margin calls against our CRE debt securities portfolio in March and April of 2020 and sold all of our CRE debt securities at a significant loss. In addition to meeting such margin calls, we also made in late May 2020 voluntary deleveraging payments to seven of our secured lenders who finance portions of our loan portfolio. To address the resulting liquidity needs, we issued in May 2020 $225.0 million in shares of Series B Preferred Stock with a dividend rate of 11%. The annual fixed charge of this dividend is $24.75 million, which will require the Company to divert cash otherwise available for distribution to common shareholders. Additionally, the Series B Preferred Stock caused an increase in our weighted average cost of debt capital, until such time as the Series B Preferred Stock is redeemed which may harm our ability to compete effectively for new loan investments.

We may in the future be required to post additional cash collateral with our whole loan secured lenders in the event of market turbulence. In such a situation, we may be forced to sell additional assets to maintain adequate liquidity. Market disruptions have in the past, and may again in the future lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented.

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

We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our borrowers. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase. A number of our borrowers have made requests to defer the payment of interest and principal on certain of our loans. We have entered into modifications to existing loan agreements with several of our borrowers that permit borrowers to defer payment of some or all of the interest on their loans for a stated period, and/or the repurposing of certain cash reserve balances within the loan structure for use in paying interest or operating expenses. In exchange, borrowers and sponsors are typically required to provide us additional cash for payment of interest, operating expenses, and replenishment of capital reserves. Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. A number of states have implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or sponsor in the event of a default.

We originate and acquire transitional loans, which provide interim financing to borrowers seeking short-term capital for the acquisition, lease up or repositioning of commercial real estate. Market and economic disruptions caused by COVID-19, as well as measures intended to prevent the spread of COVID-19, have caused declines in leasing and other forms of commercial real estate economic activity, which will likely make it more difficult for our borrowers to achieve the business plans for these properties, and we will bear the risk that we may not recover some or all of our investment. This risk may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be concentrated in certain property types that are more adversely affected by COVID-19 than other property types. For example, as of December 31, 2020, certain of the loans in our loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our investments in assets secured by properties that operate in those industries. Additionally, many industries have continued to mandate employees to work from home, which could have a longer-term impact on the demand for office space, which could adversely affect our investments in assets secured by office properties. For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 16 to the Consolidated Financial Statements included in this Form 10-K.

Any future period of payment deferrals, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from loans in our portfolio, may impair our ability to originate and acquire loans, and impede our ability to access the capital markets, which in each case would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect transaction volume and real estate values may decline, which will likely reduce the level of new mortgage and other real estate-related loan originations and may expose us to loan impairments. Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

We have acquired and may in the future further acquire through foreclosure or deed-in-lieu of foreclosure, the ownership of property securing any of our loans. At such time that we elect to sell such property, the liquidation proceeds upon sale may not be sufficient to recover the carrying value of our loan, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us. We may also be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we assume ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the economic and market turmoil resulting from COVID-19, in March 2020 we announced the deferral of the payment of our previously authorized cash dividend for the first quarter of 2020 to July 2020, which was subsequently paid on July 14, 2020 to shareholders of record as of June 15, 2020, and we reduced the authorized amount of our cash dividend payable on our common stock commencing in the second quarter of 2020.

Despite the Company’s issuance on May 28, 2020 of $225.0 million of Series B Preferred Stock, COVID-19 induced uncertainty regarding the future state of the real estate capital markets, and operating performance of commercial real estate, means that no assurance can be given that we can continue be able to make distributions to our stockholders at any time in the future, or that the level of any distributions we do make to our stockholders will achieve a market yield, or increase or even be maintained over time. Dividends payable on account of our Series B Preferred Stock have and may continue to reduce the cash available to pay dividends to our common stockholders.

Additionally, in 2017, the Internal Revenue Service issued a revenue procedure permitting publicly offered REITs to make elective cash/stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to these revenue procedures, we may elect to make future distributions of our taxable income in a mixture of our common stock and cash. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Market disruptions caused by COVID-19 have made it more difficult for us to determine the fair value of our investments.

As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under GAAP. The commercial property investment sales market, and the commercial mortgage loan and CRE debt securities markets, have experienced extreme volatility, reduced transaction volume, uneven liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of our assets under GAAP. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for our management to formulate assumptions to measure the fair value of our assets.

As a result of these developments, measuring the fair value of our assets remains difficult. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their repayment, sale or disposal by other means. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of investments treated as available-for-sale or trading assets were materially higher than the values that we ultimately realize upon their disposal.

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

Historically, we have remained in compliance with the covenants in our financing arrangements. However, as of March 31, 2020, we were not in compliance with respect to the debt-to-equity ratio covenant included in certain of these agreements. This non-compliance was cured on April 2, 2020 when we utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured credit facilities. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

The agreements also include a covenant that obligates us to deliver certain audited financial statements for Holdco to the lenders within 90 days, or 120 days, after each December 31. We were not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 7, 2020, when the required audited financial statements were delivered. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

Negative impacts on our business caused by COVID-19 have and will likely continue to make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future. If we fail to meet or satisfy any of these covenants in our financing arrangements and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured credit agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all personnel of TPG provided to our Manager continue to work remotely. If the TPG personnel provided to our Manager are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations could be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

General Risk Factors

The obligations associated with being a public company require significant resources and attention from our Manager’s senior leadership team.

As a public company with listed equity securities, we are obligated to comply with certain laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, cash flows and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and that our management and independent registered public accounting firm report annually on the effectiveness of our internal control over financial reporting.

These reporting and other obligations place significant demands on our Manager’s senior leadership team, administrative, operational and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to maintain these functions in an effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

If we fail to maintain an effective system of internal control, we may be unable to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining an effective system of internal control over our financial reporting and financial processes. Furthermore, as our business grows, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require our Manager to devote significant time and us to incur significant expense to remediate any such material weaknesses or significant deficiencies and our Manager may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our financial results, which could materially and adversely affect us.

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

There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S., including Atlanta, Seattle, Los Angeles, Washington, D.C., New York City, Minneapolis and Portland, as well as globally, including in Hong Kong. While protests were peaceful in many locations, looting, vandalism and fires occurred in cities, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in leased space at 888 Seventh Avenue, 35th Floor, New York, New York 10106. Our principal administrative office is located in leased space at 301 Commerce Street, 33rd Floor, Fort Worth, Texas 76102. We do not own any real property, except for two land parcels comprising approximately 27 acres in Las Vegas, Nevada which we acquired in December 2020 through a deed-in-lieu of foreclosure and hold as real estate for investment. We consider these facilities to be suitable and adequate for the management and operations of our business, except for the Las Vegas properties, which are held for investment rather than operations.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance

Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 22, 2021, there were approximately 57 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

Performance Graph

The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from July 20, 2017 (the date our common stock began trading on the NYSE) through December 31, 2020, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the Bloomberg REIT Mortgage Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Total Stockholder Return

Bloomberg REIT Mortgage Index
S&P 500 Index
TRTX
S&P 500 Index
151.86
Bloomberg
67.30
TRTX
53.73
$160
$140
$120
$100
$80
$60
$40
$20
$ 0
7/20/17
12/31/17
12/31/18
12/31/19
12/31/20

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of December 31, 2020, our investment portfolio consisted of 56 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $4.9 billion, an aggregate unpaid principal balance of $4.5 billion, a weighted average credit spread of 3.2%, a weighted average all-in yield of 5.3%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 3.1 years, and a weighted average LTV of 65.9%. As of December 31, 2020, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in one instance a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of December 31, 2020, we had $423.5 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

As of December 31, 2020, we had $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip (the “Property”) acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

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

During the twelve months ended December 31, 2020, the novel coronavirus (“COVID-19”) pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets at points during 2020. The pace of recovery following this disruption remains uncertain, as do the longer-term economic effects and shifts in behavior. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, reduced new investment activity until the capital markets became more stable, the macroeconomic outlook became clearer, market liquidity improved, and transaction volumes increased. For most of 2020, we focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, extending the maturities and further reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. Although market conditions remain uncertain due to COVID-19 and the slow rate of vaccination, the credit performance of our portfolio, loan repayments that have allowed us to retire certain borrowings and increase our liquidity, extended maturity dates for many of our secured credit agreements, and the introduction of a new secured credit agreement limiting mark-to-market risk relating to hotel loans in our portfolio, have positioned us to resume the origination of first mortgage transitional loans. For more information regarding the impact that COVID-19 has had and may have on our business in the future, see “Risk Factors.”

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG manages investments across multiple asset classes, including private equity, real estate, energy, infrastructure, and hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate equity group and TPG’s executive committee. For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 11 to our Consolidated Financial Statements included in this Form 10-K.

Fourth Quarter 2020 Activity

Operating Results:

•	GAAP net income of $14.6 million, GAAP net income attributable to common shareholders of $6.6 million, and diluted earnings per common share of $0.09.
•	Distributable Earnings of $11.7 million, or $0.15 per weighted-average diluted common share.
•	Generated interest income of $62.0 million and incurred interest expense of $21.5 million, resulting in net interest income of $40.6 million.
•	Recorded an increase in our allowance for credit loss of $3.5 million, for a total allowance for credit losses of $62.8 million.
•	Declared dividends of $29.5 million, consisting of a quarterly cash dividend of $0.20 per common share, and a special cash dividend of $0.18 per common share.

Investment Portfolio Activity:

•

Received $365.1 million in loan repayments and $112.0 million from the extinguishment of a first mortgage loan converted to real estate owned, causing a total reduction in loan principal balance of $477.1 million.

•

Took ownership of $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip pursuant to a negotiated deed-in-lieu of foreclosure.

Financing Activity:

•

Closed in October 2020 with a single institutional counterparty a new secured credit facility with a commitment amount and unpaid principal balance of $249.5 million, with no mark-to-market provisions through October 2022.

Full Year 2020 Activity

Operating Results:

•	GAAP net loss of $136.8 million, GAAP net loss attributable to common shareholders of $155.5 million, and diluted loss per common share of $2.03.
•	Distributable Earnings of $(106.6) million, or $(1.39) per weighted-average diluted common share.
•

Declared dividends of $93.6 million, or $1.21 per common share, representing a dividend yield of 7.3% on a book value per common share of $16.50 as of December 31, 2020. Dividends declared included a special dividend of $0.18 per common share.

Investment Portfolio Activity:

•

Originated five first mortgage loans in the first quarter of 2020, with an aggregate commitment amount of $437.4 million, an initial unpaid principal balance of $353.5 million, unfunded commitments upon closing of $83.9 million, and a weighted average interest rate of LIBOR plus 2.84%.

•

Originated one loan in the third quarter of 2020, through the modification, amendment and assumption by a new borrower of an existing first mortgage loan with a commitment of $88.9 million, an initial unpaid principal balance of $78.4 million, an unfunded commitment of $10.5 million, and an interest rate of LIBOR plus 3.00%.

•	Funded $237.9 million in future funding obligations associated with existing loans.
•

Sold at no gain or loss a $46.4 million mezzanine loan (commitment amount of $50.0 million) associated with a $300.8 million (commitment amount) first mortgage loan secured by a Class A-office building in New York City. Sold one loan with an unpaid principal balance of $99.3 million for $85.5 million resulting in a loss on sale of $13.8 million.

•

Received loan repayments of $997.6 million, with $865.6 million of repayments and sales and $112.0 million from the extinguishment of a first mortgage loan converted to real estate owned through a deed-in-lieu of foreclosure.

•

Sold 50 separate CRE debt securities investments with an aggregate face value of $969.8 million, generating gross sales proceeds of $766.4 million. Generated net cash proceeds of $43.7 million after repaying related secured indebtedness of $722.7 million. We recorded a loss of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss), offset by a small realized gain.

Financing Activity:

•

Issued $225.0 million of Series B 11% Preferred Stock and simultaneously granted to the purchaser 12 million 5-year warrants on our common stock at a strike price of $7.50 per common share, incurring issuance costs of $15.2 million.

•

Closed with a single institutional counterparty a new secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. This borrowing arrangement is without mark-to-market provisions until November 2022.

•	Reinvested $618.8 million in TRTX 2018-FL2 and TRTX-FL3 involving 26 loans or participation interests therein.
•	Extended the maturities of four secured credit agreements totaling $1.35 billion of commitment amount through dates ranging from May 4, 2021 through October 30, 2023.
•

Made voluntary deleveraging payments totaling $157.7 million to seven of our secured lenders to reduce our borrowings and limit our exposure to margin calls through December 2020, subject to certain conditions.

•

Repaid $824.9 million in daily mark-to-market secured credit agreements relating to our now-discontinued CRE debt securities investment portfolio using cash margin posted by us, and proceeds from the sale of $969.8 million face amount of CRE debt securities.

Liquidity:

Available Liquidity at December 31, 2020 of $342.6 million consisted of:

•	Cash-on-hand of $319.7 million, of which $300.6 million was available for investment, net of $19.1 million held to satisfy a cash liquidity covenant under our secured credit agreements.
•	$0.1 million of cash in TRTX 2019-FL3 available for investment dependent upon our ability to contribute eligible collateral.
•	Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $22.8 million under secured agreements with seven lenders.

Financing Capacity at December 31, 2020 was comprised of:

•

$3.2 billion of loan financing capacity under secured credit agreements provided by seven lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide stable financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-specific events. As of December 31, 2020, borrowings under these financing arrangements had a weighted average credit spread of 2.16% and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions) of 2.6 years. These financing arrangements are generally 25% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Distributable Earnings, and book value per share. For the three months ended December 31, 2020, we recorded diluted earnings per common share of $0.09, declared a cash dividend of $0.20 per common share, and a special cash dividend of $0.18 per common share attributable to our estimated 2020 REIT taxable income which was previously undistributed, and reported $0.15 per share of Distributable Earnings. For the year ended December 31, 2020, we recorded diluted loss per common share of $2.03, declared cash dividends of $1.21 per common share, and reported Distributable Earnings per share of $(1.39). In addition, our book value per common share as of December 31, 2020 was $16.50. As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings(loss) Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings (loss) per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants, which may be exercised on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and warrants from the calculation of diluted earnings (loss) per share in periods of net losses since their effect would be anti-dilutive. For the three months ended December 31, 2020, we present diluted earnings per share because the average market price of our common stock during the three months ended December 31, 2020 was $9.47, which exceeds the strike price of $7.50 per common share for warrants currently outstanding.

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2020	2020	2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.(1)	$8,375	$(151,511)	$126,298
Participating Securities' Share in Earnings	(338)	(832)	(676)
Deemed Dividends on Series B Preferred Shares	(1,399)	(3,189)	—
Net Income (Loss) Attributable to Common Stockholders	$6,638	$(155,532)	$125,622
Weighted Average Number of Common Shares Outstanding, Basic(2)	76,759,033	76,656,756	72,743,171
Weighted Average Number of Common Shares Outstanding, Diluted(2)	79,257,062	76,656,756	72,743,171
Earnings (Loss) per Common Share, Basic(2)	$0.09	$(2.03)	$1.73
Earnings (Loss) per Common Share, Diluted(2)	$0.09	$(2.03)	$1.73
Dividends Declared per Common Share(2)(3)	$0.38	$1.21	$1.72

(1)	Represents net income (loss) attributable to holders of our common stock and Class A common stock after deducting Series A and Series B Preferred Stock dividends.
(2)

Weighted average number of common shares outstanding, earnings per common share and dividends declared per common share includes common stock and Class A common stock. All then-outstanding shares of Class A common stock were converted to common stock on February 14, 2020.

(3)

Includes a quarterly cash dividend of $0.20 per common share, and a special cash dividend of $0.18 per common share attributable to our estimated 2020 REIT taxable income which was previously undistributed.

Distributable Earnings

We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our stockholders, including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash items. Distributable Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments. Distributable Earnings is substantially the same as Core Earnings, as defined in our Management Agreement, for the year ended December 31, 2020.

We believe that Distributable Earnings provides meaningful information for our investors to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. Dividends are one of the principal reasons investors invest our common stock and over time Distributable Earnings has been a useful indicator of our dividends per share. As such, Distributable Earnings is a measure considered by us in determining dividends.

In assessing the impact of the new credit loss accounting guidance on our Distributable Earnings, we determined that, consistent with our policy on credit loss measurement and our stakeholders’ view of realized loan losses, the credit loss provision or reversal as computed under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, should be included within unrealized gains, losses or other non-cash items as referenced above, but only to the extent that it exceeds any realized credit losses during the period. See Note 2 to our Consolidated Financial Statements included in this Form 10-K for details related to our accounting policy on credit loss measurement. Consistent with Accounting Standards Codification (“ASC”) 326, a loan will be charged off as a realized loss when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, or in the case of foreclosure, when the underlying property is sold, but non-recoverability may also be concluded by us if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. This policy is reflective of our economics as it relates to the ultimate realization of the loan.

Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The following tables provide a reconciliation of GAAP net income (loss) attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2020	2020	2019
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc	$8,375	$(151,511)	$126,298
Participating Securities' Share in Earnings	(338)	(832)	$(676)
Deemed Dividends on Series B Preferred Shares	(1,399)	(3,189)	$-
Net Income (Loss) Attributable to Common Stockholders(1)	$6,638	$(155,532)	$125,622
Non-Cash Stock Compensation Expense	1,534	5,768	2,556
Credit Loss Expense(2)	3,498	43,182	—
Distributable Earnings	$11,670	$(106,582)	$128,178
Weighted-Average Common Shares Outstanding, Basic(3)	76,759,033	76,656,756	72,743,171
Weighted-Average Common Shares Outstanding, Diluted(3)	79,257,062	76,656,756	72,743,171
Distributable Earnings per Common Share, Basic and Diluted(3)	$0.15	$(1.39)	$1.76

(1)

Represents GAAP net income (loss) attributable to our common and Class A common stockholders after deducting dividends attributable to participating securities. For more information regarding the calculation of earnings per share using the two-class method, see Note 12 to our Consolidated Financial Statements included in this Form 10-K.

(2)

Credit Loss Expense excludes a realized loss of $13.8 million on the sale of one loan for the twelve months ended December 31, 2020, and a realized loss of $12.8 million on an extinguishment of a first mortgage loan that experienced a maturity default for the three and for the twelve months ended December 31, 2020, both included in Credit Loss Expense on our consolidated statements of income (loss) and comprehensive income (loss). See Notes 3 and 5 to our Consolidated Financial Statements included in this Form 10-K for details.

(3)	Weighted average number of shares outstanding includes common stock and Class A common stock.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	December 31, 2020	December 31, 2019
Total Stockholders’ Equity and Temporary Equity	$1,466,451	$1,503,954
Series B Preferred Stock	(199,551)	—
Series A Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,266,775	$1,503,829
Number of Common Shares Outstanding at Period End(1)	76,787,006	76,022,778
Book Value per Common Share	$16.50	$19.78

(1)	Includes shares of common and Class A common stock.

Portfolio Overview

Our investment portfolio includes our portfolio of floating rate mortgage loans and real estate owned. At December 31, 2020, our balance sheet loan portfolio was comprised of 57 loans totaling $4.9 billion of commitments with an unpaid principal balance of $4.5 billion, as compared to 65 loans with $5.6 billion of commitments and an unpaid principal balance $5.0 billion at December 31, 2019.

As of December 31, 2020, we owned real estate with a carrying value of $99.2 million comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

Loan Portfolio

During the three months ended December 31, 2020, we did not originate any loans. Loan fundings included $62.5 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments during the three months ended December 31, 2020 totaled $365.1 million. Loan extinguishment represents extinguishment of a $112.0 million first mortgage loan by its conversion to real estate owned through a deed-in-lieu of foreclosure. We generated interest income of $62.0 million and incurred interest expense of $21.5 million, which resulted in net interest income of $40.5 million.

For the year ended December 31, 2020, we originated six loans with a total loan commitment amount of $526.3 million, of which $431.9 million was funded at origination. These originations include one mortgage loan, with an initial unpaid principal balance of $78.4 million, which involved the assumption and simultaneous assignment of an existing first mortgage loan by the third-party purchaser of the property securing the loan. This amendment is not considered a TDR under GAAP. The transaction was treated under GAAP as a new loan origination and extinguishment of the then-existing loan. Other loan fundings included $237.9 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments totaled $885.6 million due primarily to the repayment in full of 13 loans totaling $852.8 million of unpaid principal balance. Loan extinguishment represents extinguishment of a $112.0 million first mortgage loan by its conversion to real estate owned through a deed-in-lieu of foreclosure. Loan sales during the year ended December 31, 2020 were $145.7 million. We generated interest income of $283.7 million and incurred interest expense of $107.2 million, which resulted in net interest income of $176.4 million. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for details.

The following table details our loan activity by unpaid principal balance for the three months and year ended December 31, 2020 (dollars in thousands):

	Three Months Ended	Year Ended
	December 31, 2020	December 31, 2020
Loan originations and acquisitions — initial funding(1)	$—	$431,932
Other loan fundings(2)	62,451	237,856
Loan repayments	(365,096)	(885,565)
Loan sale(3)	—	(145,675)
Loan extinguishment on conversion to REO(4)	(112,000)	(112,000)
Total loan activity, net	$(414,645)	$(473,452)

(1)

Loan originations for the year ended December 31, 2020 include an assumption and simultaneous assignment of an existing first mortgage loan with an unpaid principal balance of $78.4 million by the third-party purchaser of the property securing the loan. The transaction was treated as a new loan origination and extinguishment of the existing loan under GAAP.

(2)	Additional fundings made under existing loan commitments.
(3)

Loan sales for the twelve months ended December 31, 2020 includes the sale, at no gain or loss, of a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $279.2 million and a commitment amount of $300.8 million at the time of sale, and the sale of one loan with an unpaid principal balance of $99.3 million for $85.5 million resulting in a realized loss of $13.8 million.

(4)

Includes extinguishment of a first mortgage loan with an unpaid principal balance of $112.0 million as of December 31, 2020. On December 31, 2020, we took title to the Property pursuant to a negotiated deed-in-lieu of foreclosure. Fair value of the Property at the time of acquisition was $99.2 million resulting in a realized loss of $12.8 million, equal to the previously recorded CECL reserve included in our results of operations for the three and twelve months ended December 31, 2020. See Notes 3 and 5 to our Consolidated Financial Statements included in this Form 10-K for details.

The following table provides selected statistics for our loan portfolio as of December 31, 2020 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	57	58
Floating rate loans	100.0%	100.0%
Total loan commitment(1)	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$423,487	$423,487
Amortized cost	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.2%	3.2%
Weighted average all-in yield(4)	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	3.1	3.1
Weighted average LTV(6)	65.9%	65.9%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At December 31, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $4.7 million as of December 31, 2020.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2020, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate, inclusive of LIBOR floors, as of December 31, 2020 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2020, based on the unpaid principal balance of our total loan exposure, 31.7% of our loans were subject to yield maintenance or other prepayment restrictions and 68.3% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2020, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

Real Estate Owned

In December 2020, we acquired two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Property”) pursuant to a negotiated deed-in-lieu of foreclosure. This Property previously served as collateral for a first mortgage loan receivable held for investment with an unpaid principal balance of $112.0 million, an independently-assessed credit loss reserve of $12.8 million as of September 30, 2020, and net carrying value of $99.2 million. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, we took ownership of the Property, extinguished the first mortgage loan receivable, and realized a loss of $12.8 million, equal to the previously recorded specific CECL reserve on the first mortgage loan. At December 31, 2020, this Property is considered held for investment and reflected on our consolidated balance sheets at its estimated fair value, net of estimated selling costs, of $99.2 million. Our estimate of the Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. We obtained from a third party a $50.0 million first mortgage loan secured by the Property, which is classified as Mortgage Loan Payable on our consolidated balance sheets. See Note 7 to our Consolidated Financial Statements included in this Form 10-K for details of the Mortgage Loan Payable.

CRE Debt Securities

We have invested and may invest in the future in CRE debt securities investments as part of our investment strategy. As of December 31, 2020, we did not own any CRE debt securities. Refer to Note 4 to our Consolidated Financial Statements included in this Form 10-K for details on CRE debt securities.

Asset Management

We actively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with SitusAMC, one of the largest commercial mortgage loan servicers, pursuant to which SitusAMC provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-K for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the amortized cost of our loan portfolio as of December 31, 2020 and December 31, 2019 based on our internal risk ratings (dollars in thousands):

	December 31, 2020		December 31, 2019
Risk Rating	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans
1	$—	—	$—	—
2	337,738	4	903,393	11
3	3,340,663	37	3,868,696	47
4	806,893	15	208,300	7
5	31,106	1	—	—
Unpaid principal balance	$4,516,400	57	$4,980,389	65

For the period ended December 31, 2020 and December 31, 2019, the weighted average risk rating of our total loan exposure based on amortized cost was 3.1 and 2.9, respectively. The increase in the risk rating was primarily the result of hospitality loans that were downgraded to a “4” during the first quarter of 2020, which are properties particularly negatively impacted by the COVID-19 pandemic, or to a “5” due to default. For changes in risk ratings during each of the four quarters of 2020, refer to Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Allowance for Credit Losses

Our initial CECL reserve of $19.6 million due to the application of the CECL methodology in the first quarter of 2020 (as described in Note 2 to the Consolidated Financial Statements included in this Form 10-K) over performing loans on which we had previously not carried an allowance for credit losses is reflected as a direct charge to retained earnings on our Consolidated Statements of Changes in Equity. During the twelve months ended December 31, 2020, we recorded an increase of $43.2 million in the allowance for credit losses, including realized losses of $12.8 million on the extinguishment of a loan and its conversion to real estate owned, and $13.8 million on the sale of a loan, bringing the total CECL reserve to $62.8 million as of December 31, 2020. For the twelve months ended December 31, 2020, our estimate of expected credit losses increased due to recessionary macroeconomic assumptions employed in determining our model-based CECL reserve, and an increase due to an independently-assessed loan in the fourth quarter of 2020, offset by a decline in total loan commitments and unpaid principal balance due to loan repayments and sales. Additionally, the average risk ratings of our loans increased from 2.9 as of December 31, 2019 to 3.1 as of December 31, 2020, as described above. The impact of reduced economic activity due to the COVID-19 pandemic has caused reduced activity in certain sectors of the capital markets, which may slow the pace of loan repayments, and will likely impact commercial property values and valuation inputs. While the ultimate impact is uncertain, we have made certain forward-looking adjustments to the inputs of our calculation of the allowance for credit losses to reflect uncertain economic expectations.

We placed one loan secured by a retail property on non-accrual status due to a borrower default in December 2020. Subsequent to December 31, 2020, the borrower made the interest payment from funds available, however, we elected to place the loan on non-accrual status from December 2020, in accordance with our non-accrual policy. The amortized cost of the loan was $31.1 million and $30.6 million as of December 31, 2020 and December 31, 2019, respectively. On December 31, 2020, we determined that this first mortgage loan met the CECL framework’s criteria for individual assessment. Accordingly, we utilized the estimated fair value of the collateral on December 31, 2020 to estimate a loan loss reserve of $10.0 million as of that date, which is included in the CECL reserve. As of December 31, 2020, this loan was current with respect to scheduled payments. There were no loans on non-accrual status as of December 31, 2019.

We expect that over the near, intermediate, and perhaps long term, the economic and market disruptions caused by COVID-19 will adversely impact or continue to adversely impact the financial condition of some of our borrowers. There is no assurance that the number of borrowers who become delinquent or default on their loans will not increase. We have entered into loan modification agreements with several borrowers that permit borrowers to defer payment of some or all of the interest on their loans generally for a period of up to six months, and/or the repurposing of certain cash reserve balances within the loan structure for use in paying interest or operating expenses. In exchange, borrowers and sponsors are required to make partial principal repayments and/or provide us additional cash for payment of interest, operating expenses, and replenishment of capital reserves in amounts and combinations acceptable to us. In addition, certain of our borrowers have not and may not meet required conditions to extend the maturities of their loans and may require accommodations to provide additional time for property operations to recover in order to facilitate a refinance of their loans or a sale of the property.

During the twelve months ended December 31, 2020, we executed 17 loan modifications with borrowers which includes short-term modifications such as payment deferrals, fee and extension test waivers and extensions of repayment terms. Eleven loan modifications expired during the twelve months ended December 31, 2020, with one renewed on revised terms in the fourth quarter of 2020. The aggregate unpaid principal balance for all loans modified during the twelve months ended December 31, 2020, excluding three loans that were repaid, was $1.0 billion. As of December 31, 2020, six modifications are outstanding with an aggregate unpaid principal balance of $548.4 million. Total PIK interest of $0.8 million and $4.7 million was deferred and added to the outstanding loan principal during the three and twelve months ended December 31, 2020, respectively. None of the loan modifications executed during the year trigger the requirements for accounting as TDRs. Eight of the modifications met the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. All of the modified loans during the year and outstanding as of December 31, 2020, are performing, except for one which is on non-accrual status as of December 31, 2020. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for details of these modifications.

We continue to work with our borrowers to address the challenging circumstances caused by COVID-19 while protecting the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.

Investment Portfolio Financing

Our portfolio financing arrangements during the years ended December 31, 2020 and December 31, 2019 included collateralized loan obligations, secured credit agreements, a mortgage loan payable (only as of December 31, 2020), and an asset-specific financing arrangement (only as of December 31, 2019). We had one outstanding non-consolidated senior interest at December 31, 2020 and 2019, with a total loan commitment of $132.0 million.

The following table details our portfolio financing arrangements at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2020	December 31, 2019
Secured credit facilities - loans	$1,522,859	$2,314,417
CLO financing(1)	1,834,760	1,820,060
Mortgage loan payable	50,000	—
Secured revolving credit facility	—	145,637
Asset-specific financing	—	77,000
Total indebtedness(2)	$3,407,619	$4,357,114

(1)

Increase in the balance as of December 31, 2020 is due to the sale of TRTX 2018-FL2 Notes during the second quarter of 2020 with an aggregate note face amount of $14.7 million, previously acquired in the open market.

(2)	Excludes deferred financing costs of $18.9 million and $25.6 million as of December 31, 2020 and December 31, 2019, respectively.

Non-mark-to-market financing sources accounted for 63.5% of our total loan portfolio financing arrangements at December 31, 2020. The remaining 36.5% of our loan portfolio financing arrangements, which are comprised primarily of our secured credit facilities, are subject only to credit and spread marks. The following table summarizes our loan portfolio financing as of December 31, 2020 (dollars in thousands):

Loan Portfolio Financing Arrangements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls	Non-Mark-to-Market	Mark-to-Market
Secured Credit Facilities
Goldman Sachs	08/19/21	08/19/22	25%	Credit	$—	$50,887
Wells Fargo	04/18/22	04/18/22	25%	Credit	—	216,399
Barclays	08/13/22	08/13/22	25%	Credit	—	316,261
Morgan Stanley(1)	05/04/21	05/04/22	25%	Credit	—	325,955
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread	—	207,094
US Bank	07/09/22	07/09/24	25%	Credit	—	69,584
Bank of America	09/29/21	09/29/22	25%	Credit	—	87,133
Institutional Financing	10/30/23	10/30/25	25%	Credit	249,546	—
					249,546	1,273,313

Collateralized Loan Agreements:
TRTX 2018-FL2	10/01/34	10/01/34	0%	None	1,039,627	—
TRTX 2019-FL3	11/29/37	11/29/37	0%	None	795,133	—

Non-Consolidated Senior Interests				None	132,000	—
Total					$2,216,306	$1,273,313
Percentage of Total					63.5%	36.5%

(1)	On February 16, 2021, we extended our existing secured credit facility with Morgan Stanley to a new initial maturity date of May 4, 2022.

Secured Credit Facilities

As of December 31, 2020, aggregate borrowings outstanding under our secured credit facilities totaled $1.5 billion, which was entirely related to our mortgage loan investments. As of December 31, 2020, the weighted average interest rate was LIBOR plus 2.16% per annum, and the weighted average advance rate was 69.3%. As of December 31, 2020, outstanding borrowings under these facilities for our mortgage loan investments had a weighted average term to extended maturity of 2.6 years (assuming we exercise all extension options and term out provisions available to us). These secured credit agreements are 25% recourse to Holdco.

On October 30, 2020, we closed, with a single institutional counterparty, a secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. The credit facility is secured by seven first mortgage loans, or participation interests therein. The new credit facility has a committed term of three years through October 30, 2023, a credit spread of 4.50%, a LIBOR floor of 0.25%, and contains no mark-to-market provisions that would trigger margin calls for two years from closing.

During the twelve months ended December 31, 2020, we:

•

exercised an existing option to extend our Goldman Sachs Bank USA secured credit facility through August 19, 2021, reduced the commitment amount from $750.0 million to $250.0 million, and obtained an accordion option to increase the commitment amount up to $500.0 million.

•	exercised an existing option to extend through May 4, 2021 our secured credit agreement with Morgan Stanley Bank, N.A.

•

extended the maturity date of our Bank of America secured credit facility to September 29, 2021, reduced the commitment amount from $500.0 million to $200.0 million, and retained an accordion option to increase the total commitment up to $500.0 million.

•	extended our existing secured credit facility with JP Morgan Chase to a new initial maturity date of October 30, 2023.

The following tables detail our secured credit facilities as of December 31, 2020 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$250,000	$96,381	57.7%	$53,442	$50,887	$2,555	$196,558	L+ 2.66%	08/19/22
Wells Fargo	750,000	290,237	75.4%	218,703	216,399	2,304	531,297	L+ 1.66%	04/18/22
Barclays	750,000	443,845	70.6%	316,306	316,261	45	433,694	L+ 1.54%	08/13/22
Morgan Stanley	500,000	434,630	77.8%	337,646	325,955	11,691	162,354	L+ 1.82%	05/04/22
JP Morgan	400,000	351,123	60.4%	210,805	207,094	3,711	189,195	L+ 1.63%	10/30/25
US Bank	139,960	101,372	70.0%	70,960	69,584	1,376	69,000	L+ 1.53%	07/09/24
Bank of America	200,000	117,393	75.0%	88,218	87,133	1,085	111,782	L+ 1.75%	09/29/22
Institutional Financing	249,546	427,330	58.8%	249,546	249,546	—	—	L+ 4.50%	10/30/25
Total/Weighted Average—Loans	$3,239,506	$2,262,311	69.3%	$1,545,626	$1,522,859	$22,767	$1,693,880	L+ 2.16%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

The maximum and average month end balances for our secured credit facilities during the year ended December 31, 2020 are as follows (dollars in thousands):

	Year Ended December 31, 2020
	Carrying Value	Maximum Month End Balance	Average Month End Balance
JP Morgan	$207,094	$245,481	$215,510
Goldman Sachs	50,887	147,007	117,778
Wells Fargo	216,399	442,258	327,979
Morgan Stanley	325,955	441,359	392,923
US Bank	69,584	136,599	76,642
Barclays	316,261	594,183	465,287
Bank of America	87,133	145,637	136,049
Institutional Financing	249,546	249,546	62,386
Citibank	—	134,505	26,118
Subtotal / Averages - Loans(1)	$1,522,859	$2,054,219	$1,820,673
JP Morgan(2)		492,737	158,062
Goldman Sachs(2)	—	81,152	24,840
Wells Fargo(2)	—	135,895	41,036
Subtotal / Averages - CRE Debt Securities(1)	$—	$692,798	$223,940
Total / Averages - Loans and CRE Debt Securities(1)	$1,522,859	$3,236,024	$2,122,268

(1)	The maximum month end balance subtotal and total represents the maximum outstanding borrowings on all secured credit facilities at a month end during the year ended December 31, 2020.
(2)	None of these secured credit facilities had balances outstanding after April 30, 2020, and all such facilities were terminated prior to June 30, 2020.

We separate our secured credit facilities into two categories: secured credit facilities secured by our loan assets; and secured credit facilities secured by our CRE debt securities. At December 31, 2020, we no longer had any secured credit facilities secured by CRE debt securities.

Once we identify an asset and the asset is approved by the secured credit facility lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the asset, which is referred to as the “advance rate.” In the case of borrowings under our repurchase facilities, this advance serves as the purchase price at which the lender acquires the loan asset from us with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured credit facility lenders. In connection only with our former secured credit facilities secured by CRE debt securities, advance rates could be reduced or increased upon the maturity of the applicable contract.

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the purchase price if a repurchase facility, the maximum advance rate, the interest rate and the market value of the asset. For transactions under our secured credit agreements secured by our loan assets, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the transaction may provide for the lender to fund portions (for example, pro rata per the maximum advance rate of the related transaction) of such future funding obligations. The trade confirmation can also set forth loan-specific margin maintenance provisions, described below.

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

Each of the secured credit facilities have “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement and/or against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.

The margin maintenance provisions differ in some respects, depending upon whether the provisions are contained in secured credit facilities secured by loans or by CRE debt securities:

•

Our secured credit facilities secured by loans contain defined mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value or net cash flow (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values in the third year of the facility. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our seven secured credit facility lenders in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. The margin holiday agreements expired in December 2020. If market turbulence returns, we may be exposed to margin calls in connection with our secured credit agreements secured by our mortgage loan investments.

•

Our secured credit facilities secured by CRE debt securities contained daily mark-to-market provisions that permitted the lenders to issue margin calls to us in response to changing interest rates and credit spreads on the CRE debt securities so financed. As a result, during the six months ended June 30, 2020, extreme short-term volatility and negative pressure in the financial markets required us to post cash collateral with our lenders under these facilities. See the section entitled “Risk Factors” in this Form 10-K for more information.

The maturity dates for each of our secured credit agreements are set forth in tables that appear earlier in this section. Our secured credit agreements secured by loans generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. Our secured credit facilities secured by CRE debt securities generally had terms between one month and three months, and the lenders under these agreements generally had the right not to renew, or to do so only on a shorter term. In the normal course of business, we maintain discussions with our lenders to extend or amend any financing facilities related to our loans which contain near-term expirations.

At December 31, 2020, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 30.7% as compared to 19.4% at December 31, 2019. The year-over-year increase in our weighted average haircut was due primarily to two factors: first, the repayment in full and subsequent termination by us of all of our secured credit agreements for CRE debt securities: and, second, our voluntary deleveraging repayments of $157.7 million made on May 28, 2020. The haircut for our secured credit agreements is dependent on the collateral used (loans or CRE debt securities) for the secured credit agreements. At December 31, 2020 and December 31, 2019, the following table presents the weighted average haircut on our secured credit agreements by collateral type:

	Year Ended December 31,
	2020	2019
Loans	30.7%	21.4%
CRE Debt Securities	N/A	13.9%
Weighted Average	30.7%	19.4%

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

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured credit facility, we retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured credit agreement and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the lender’s prior consent.

Collateralized Loan Obligations

As of December 31, 2020, we had two collateralized loan obligations, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $1.8 billion, financing 31 existing first mortgage loan investments totaling $2.2 billion, providing efficient cost, non-mark-to-market, non-recourse financing for 52.6% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.4%, have a weighted average advance rate of 82.3%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. During the twelve months ended December 31, 2020, we reinvested $618.8 million of cash in TRTX 2018-FL2 and TRTX 2019-FL3 generated by loan payments. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020, and the reinvestment period for TRTX 2019-FL3 will end on October 11, 2021.

Mortgage Loan Payable

We are, through a special purpose entity, a borrower under a $50.0 million mortgage loan secured by a first deed of trust against two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Property”) pursuant to a negotiated deed-in-lieu of foreclosure. Refer to Note 5 to our Consolidated Financial Statements included in this Form 10-K for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor and cap of 0.50%. We have posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term.

Secured Revolving Credit Agreement

Previously, we were a party to a secured revolving credit agreement with Citibank, N.A. with maximum borrowing capacity of $160.0 million, subject to borrowing base availability and certain other conditions. We used this facility to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The facility had an initial maturity date of July 12, 2020 and an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the secured revolving credit agreement with respect to individual pledged assets could range up to 70% and decline thereafter during the maximum borrowing term of 90 days, after which borrowings against each asset-specific borrowing required repayment. This facility was 100% recourse to Holdco. We allowed this credit facility to expire by its terms on July 12, 2020. At December 31, 2020, we had no balance outstanding under the facility.

Asset-Specific Financings

As of December 31, 2020, we did not have any asset-specific financing arrangements to finance certain of our lending activities. On April 2, 2019, we entered into an asset-specific financing with an institutional lender that was secured by one first mortgage loan held for investment. The asset-specific financing did not provide for additional advances. The initial maturity of this agreement was October 9, 2020. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, we took ownership of the Property pursuant to a negotiated deed-in-lieu of foreclosure and retired the asset-specific financing arrangement.

 Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our consolidated balance sheets. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan.

As of December 31, 2020, we retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $32.5 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of December 31, 2020 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance		Amortized Cost	Weighted Average Credit Spread	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$132,000	$	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	$35,000	$32,516		$32,352	L+ 10.3%	N/A	6/28/2025
Total loan	1	$167,000	$164,516	$	N/A	L+ 5.5%	N/A	6/28/2025

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

We were in compliance with all financial covenants for our secured credit agreements, secured revolving credit agreement, and asset-specific financings to the extent of outstanding balances as of December 31, 2020.

For as long as the Series B Preferred Stock is outstanding, we are required to maintain a debt to equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of our total indebtedness and our subsidiaries and is included in the calculation of total equity. We were in compliance with the financial covenant relating to the Series B Preferred Stock as of December 31, 2020.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2020	December 31, 2019
Debt-to-equity ratio(1)	2.44x	2.84x
Total leverage ratio(2)	2.54x	2.93x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, secured revolving credit facilities, a term loan facility, and asset-specific financing agreements, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, secured revolving credit facilities, a term loan facility, and asset-specific financing agreements, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of December 31, 2020, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and 11.7% of our liabilities. We had no fixed rate loans outstanding as of December 31, 2020.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Floating rate assets(1)	$4,524,725	$4,998,176
Floating rate debt(1)(2)	(3,357,618)	(3,664,316)
Net floating rate exposure	$1,167,107	$1,333,860

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate. Excludes the impact of CRE debt securities and related liabilities.

(2)	Floating rate liabilities include secured credit facilities, collateralized loan obligations, secured revolving credit facilities, a term loan facility, and asset-specific financings.

With the cessation of LIBOR expected to occur effective January 1, 2022, we continue to evaluate the documentation and control processes associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps through June 2023, we continue to utilize required resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it does occur. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended December 31, 2020 and September 30, 2020 (dollars in thousands):

	Three Months Ended December 31,			Three months ended September 30,
	2020			2020
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,556,855	$60,643	5.3%	$4,976,427	$68,914	5.5%
Retained mezzanine loans	32,011	1,074	13.4%	30,964	940	12.1%
CRE debt securities(3)	—	301	0.0%	—	—	0.0%
Core interest-earning assets	$4,588,866	$62,018	5.4%	$5,007,391	$69,854	5.5%

Interest-bearing liabilities:
Asset-specific financings	$51,039	$1,233	9.7%	$77,000	$1,399	7.3%
Secured credit agreements	1,587,709	11,548	2.9%	1,801,422	11,189	2.5%
Collateralized loan obligations	1,834,760	8,684	1.9%	1,834,761	8,862	1.9%
Mortgage loan payable	16,667	—	0.0%	—	—	0.0%
Total interest-bearing liabilities	$3,490,175	$21,465	2.5%	$3,713,183	$21,450	2.3%
Net interest income(4)		$40,553			$48,404

Other Interest-earning assets:
Cash equivalents	$307,638	$10	0.0%	$192,762	$6	0.0%
Accounts receivable from servicer/trustee	95,080	—	0.0%	35,381	8	0.1%
Total interest-earning assets	$4,991,584	$62,028	5.0%	$5,235,534	$69,868	5.3%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31,
	2020			2019
	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,921,055	$272,327	5.5%	$4,731,898	$317,947	6.7%
Retained mezzanine loans	25,618	3,372	13.2%	3,986	450	11.3%
CRE debt securities(3)	197,247	7,973	4.0%	527,052	21,417	4.1%
Core interest-earning assets	$5,143,920	$283,672	5.5%	$5,262,936	$339,814	6.5%

Interest-bearing liabilities:
Asset-specific financings	$70,510	$5,457	7.7%	$82,125	$5,494	6.7%
Secured credit agreements	1,973,514	59,119	3.0%	2,118,361	89,513	4.2%
Collateralized loan obligations	1,831,086	42,661	2.3%	1,317,499	53,808	4.1%
Secured revolving credit agreement	21,734	—	0.0%	324,131	19,241	5.9%
Mortgage loan payable	16,667	—	0.0%	—	—	0.0%
Term loan facility	—	—	0.0%	$162,279	$6,785	4.2%
Total interest-bearing liabilities	$3,913,511	$107,237	2.7%	$4,004,395	$174,841	4.4%
Net interest income(4)		$176,435			$164,973

Other Interest-earning assets:
Cash equivalents	$202,843	$425	0.2%	$90,516	$1,910	2.1%
Accounts receivable from servicer/trustee	42,682	47	0.1%	65,976	125	0.2%
Total interest-earning assets	$5,389,445	$284,144	5.3%	$5,419,428	$341,849	6.3%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive Income (loss).

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Year Ended December 31,		Variance
	2020	2019	2020 vs 2019
INTEREST INCOME
Interest Income	$283,672	$339,814	$(56,142)
Interest Expense	(107,237)	(174,841)	67,604
Net Interest Income	176,435	164,973	11,462
OTHER REVENUE
Other Income, net	537	1,754	(1,217)
Total Other Revenue	537	1,754	(1,217)
OTHER EXPENSES
Professional Fees	8,970	3,719	5,251
General and Administrative	3,597	3,006	591
Stock Compensation Expense	5,768	2,556	3,212
Servicing and Asset Management Fees	1,239	1,837	(598)
Management Fees	20,767	21,571	(804)
Incentive Management Fee	—	7,146	(7,146)
Total Other Expenses	40,341	39,835	506
Securities Impairments	(203,397)	—	(203,397)
Credit Loss Expense	(69,755)	—	(69,755)
(Loss) Income Before Income Taxes	(136,521)	126,892	$(263,413)
Income Tax (Expense) Income, net	(305)	(579)	274
Net (Loss) Income	$(136,826)	$126,313	$(263,139)
Series A Preferred Stock Dividends	(15)	(15)	-
Series B Cumulative Redeemable Preferred Stock Dividends	(14,670)	—	(14,670)
Net (Loss) Income Attributable to TPG RE Finance Trust, Inc.	$(151,511)	$126,298	$(277,809)
Basic and Diluted (Loss) Earnings per Common Share	$(2.03)	$1.73	$(3.76)
Dividends Declared per Common Share	$1.21	$1.72	$(0.51)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (Loss) Gain on CRE Debt Securities	$(1,051)	$3,036	$(4,087)
Comprehensive (Loss) Income	$(137,877)	$129,349	$(267,226)

Comparison of the Years Ended December 31, 2020 and 2019

Net Interest Income

Net interest income increased $11.5 million, to $176.4 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due primarily to the benefit of LIBOR floors with a weighted average strike price of 1.66% and a reduction in interest expense for the year ended December 31, 2020 of $67.6 million as a result of a reduction in LIBOR, and the absence of LIBOR floors on 88.3% of our borrowings, both as compared to the year ended December 31, 2019.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, and miscellaneous fee income. Other revenue decreased by $1.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower overnight interest earned for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Other Expenses

Other expenses increased $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Significant changes in other expenses for the year ended December 31, 2020 include:

•	an increase of $5.3 million in professional fees due primarily to an increase in legal, accounting and advisory fee expenses incurred in connection with our response to COVID-19; and
•	an increase of $3.2 million in stock compensation expense due primarily to grants made in 2019; offset by
•

a decrease of $7.1 million in incentive compensation earned by our Manager due to a reduction in our Core Earnings, as defined in our Management Agreement, resulting in no incentive compensation being earned by our Manager for the year ended December 31, 2020. See Note 11 to our Consolidated Financial Statements in this Form 10-K for details regarding our Management Agreement; and

•	a decrease of $0.8 million in management fees due to a reduction in our Core Earnings as defined in our Management Agreement.

We incurred total non-recurring expenses caused by COVID-19 of $3.6 million during the year ended December 31, 2020, and none during the year ended December 31, 2019.

Securities Impairments

Securities impairment expense of $203.4 million for the year ended December 31, 2020 include losses on sales of CRE debt securities of $203.5 million, offset by a $0.1 million realized gain on sale of one position in connection with CRE debt securities owned at March 31, 2020. We had no such impairment expenses for the year ended December 31, 2019.

Credit Loss Expense

Credit loss expense for the year ended December 31, 2020 increased to $69.8 million due to a $43.2 million credit loss expense recorded in accordance with ASU 2016-13 for the year ended December 31, 2020, and realized losses of $12.8 million on the extinguishment of a loan and conversion to real estate owned, and $13.8 million on the sale of a loan. This increase reflects the macroeconomic impact of the COVID-19 pandemic on our loans, particularly those collateralized by hospitality assets, and a $10.0 million specific reserve on one first mortgage loan secured by a retail property.

Dividends Declared Per Common Share

During the year ended December 31, 2020, we declared cash dividends of $1.21 per common share, or $93.6 million. During the year ended December 31, 2019, we declared cash dividends of $1.72 per common share, or $128.4 million. The decrease in dividends declared was primarily due to a decrease in net income attributable to common shareholders of $281.2 million, offset by an increase in common shares outstanding of 0.8 million.

Unrealized (Loss) Gain on CRE Debt Securities

Other comprehensive (loss) income decreased $4.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of preferred stock treated as temporary equity, issuance of common stock warrants, borrowings under secured credit agreements, collateralized loan obligations, asset-specific financings, a mortgage loan, and non-consolidated senior interests. As of December 31, 2020, we had outstanding 76.8 million shares of our common stock representing $1.3 billion of stockholders’ equity, $199.6 million of temporary equity and $3.4 billion of outstanding borrowings used to finance our operations.

See Notes 6 and 7 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our borrowings under secured credit agreements, collateralized loan obligations, and a mortgage loan payable. See Note 13 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our issuance of Series B Preferred Stock and Warrants to purchase Common Stock.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements and capacity in our collateralized loan obligations available for reinvestment, which are set forth in the following table (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$319,669	$79,182
Secured credit facilities	22,766	278,467
Senior revolving credit facilities	—	668
CLO liquidity available for reinvestment(1)	121	1,462
Total	$342,556	$359,779

(1)	Subject to collateral eligibility requirements.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. Due to severe dislocation in the capital markets caused by the COVID-19 pandemic, the volume of loan repayments is reduced in comparison to prior years. For the year ended December 31, 2020, loan repayments, measured by principal amount repaid, totaled $1.0 billion, and loan sales were $145.7 million. Loan repayments, measured by principal amount repaid, were $1.9 billion in 2019.

We continue to monitor the COVID-19 pandemic and its impact on our borrowers, their tenants, our lenders and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. If the pandemic sustains its current trajectory, such impacts are expected to remain material. To the extent that our borrowers, their tenants, and our lenders continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Form 10-K, it would have a material adverse effect on our liquidity and capital resources.

Uses of Liquidity

In the past, our primary use of liquidity was the origination of first mortgage loans, the purchase of CRE CLO debt securities (discontinued in March 2020), interest and principal payments under our $3.4 billion of outstanding borrowings under secured credit agreements, collateralized loan obligations, secured revolving credit agreements, mortgage loan payable (beginning in December 2020), asset-specific financings, $423.5 million of unfunded loan commitments, dividend distributions to our preferred and common stockholders, and operating expenses.

As described above, each of our secured credit facilities has “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to seven of our secured credit facility lenders that provide financing secured by certain of our first mortgage loan investments, in exchange for their agreement to suspend margin calls through December 2020, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2020 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$423,487	$129,876	$293,611	$—	$—
Secured debt agreements—principal(2)	1,522,859	50,885	1,471,974	—	—
Collateralized loan obligations—principal(3)	1,834,760	—	820,188	1,014,572	—
Mortgage loan payable - principal	50,000	—	50,000	—	—
Secured debt agreements—interest(4)	73,049	35,624	37,425	—	—
Collateralized loan obligations—interest(4)	84,602	29,540	47,267	7,795	—
Mortgage loan payable - interest	4,958	2,534	2,424	—	—
Dividends on Series B Preferred Stock(5)	91,440	31,230	49,860	10,350	—
Total	$4,085,155	$279,689	$2,772,749	$1,032,717	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(3)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of December 31, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

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

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the year ended December 31, 2020. See Note 11 to our Consolidated Financial Statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e. dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, we may elect to make future distributions of our taxable income in a mixture of stock and cash.

Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described above. See Note 10 to our Consolidated Financial Statements included in this Form 10-K for additional details

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash (dollars in thousands):

	For the Years Ended December 31,
	2020	2019
Cash flows provided by operating activities	$132,085	$121,665
Cash flows provided by (used in) investing activities	964,585	(1,308,630)
Cash flows (used in) provided by financing activities	(856,668)	1,225,911
Net increase in cash, cash equivalents, and restricted cash	$240,002	$38,946

Cash Flows from Operating Activities

During the year ended December 31, 2020, cash flows provided by operating activities totaled $132.1 million primarily related to net interest income.

Cash Flows from Investing Activities

During the year ended December 31, 2020 cash flows from investing activities totaled $964.6 million primarily due to repayments on loans held for investment of $819.8 million, sale of CRE debt securities totaling $766.4 million and proceeds from sale of loans of $131.9 million, offset by new loan originations of $351.7 million and purchases of CRE debt securities of $168.9 million and advances on loans of $233.0 million.

Cash Flows from Financing Activities

During the year ended December 31, 2020, cash flows used in financing activities totaled $856.7 million primarily due to payments on secured financing agreements of $2.3 billion and payment of dividends on our common stock, Series A and Series B Preferred Stock of $111.6 million, offset by additional proceeds from secured financing agreements of $1.3 billion, and the issuance of Series B Preferred Stock and Warrants of $225.0 million.

Entirely during the first quarter of the year ended December 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash on hand, cash proceeds from bond sales, and increases in market values prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April through cash proceeds from bond sales and increases in market value. During the three months ended June 30, 2020, prior to making our voluntary deleveraging payments, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to seven of our secured credit facility lenders that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls through December 2020, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments pledged under these borrowing arrangements. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Corporate Activities

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with the Purchaser, an affiliate of Starwood Capital Group Global II, L.P., under which we agreed to issue and sell to the Purchaser up to 13 million shares of the our 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases could occur in up to three tranches. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired through the exercise of Warrants. The foregoing descriptions of the Investment Agreement and the various components are not complete and are qualified in their entirety by reference to the full text of the Investment Agreement, the Articles Supplementary, the Warrant Agreement, the Registration Rights Agreement and the Amendments, which are attached as exhibits to the our Current Report on Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference.

On May 28, 2020, the Purchaser acquired the first tranche under the Investment Agreement, consisting of 9.0 million shares of Series B Preferred Stock and Warrants to purchase up to 12.0 million shares of Common Stock, for an aggregate price of $225.0 million. We retained an option to sell to the Purchaser the second and third tranches on or prior to December 31, 2020. Each of the second and third tranches consisted of 2.0 million shares of Series B Preferred Stock and Warrants to purchase up to 1.5 million shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche. We allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

None of the Warrants were exercised as of December 31, 2020.

Details of this issuance have been described in Note 13 to our Consolidated Financial Statements included in this Form 10-K.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. At December 31, 2020, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. For the twelve months ended December 31, 2020, we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

Refer to Note 13 to the Consolidated Financial Statements included in this Form 10-K for a discussion of our issuances of equity securities in recent years.

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

On December 15, 2020, our Board of Directors declared a dividend for the fourth quarter of 2020 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate. On December 15, 2020, our Board of Directors also declared a special cash dividend of $0.18 per share of common stock, or $14.0 million in the aggregate, attributable to our estimated 2020 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividend was paid on January 22, 2021 to holders of record of our common stock as of December 28, 2020.

On December 15, 2020, our Board of Directors declared a cash dividend for the fourth quarter of 2020 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which was paid on December 31, 2020 to the holder of record of our Series B Preferred Stock as of December 15, 2020.

For the year ended December 31, 2020 and 2019, common stock and Class A common stock dividends in the amount of $93.6 million and $128.4 million, respectively, were declared and approved.

For the year ended December 31, 2020, Series B Preferred Stock dividends in the amount of $14.7 million were approved and paid.

As of December 31, 2020 and December 31, 2019, $29.5 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

If conditions change from those expected, it is possible that our judgments, estimates and assumptions described below could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future write-off of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

During 2020, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by us or a co-lender in connection with a loan refinancing. Prepayment penalties from borrowers are recognized as interest income when received. Certain of our loan investments have in the past and may in the future provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of our loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless we conclude eventual collection is unlikely, in which case a collection reserve is recorded or the PIK interest is written off.

We consider a loan to be non-performing and place the loan on non-accrual status when the full and timely collection of principal and interest is doubtful, generally when: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; (2) the loan becomes 90 days or more past due for principal and interest; or (3) the loan experiences a maturity default. All interest accrued but not received for loans placed on non-accrual status is subtracted from interest income at the time the loan is placed on non-accrual. Based on our judgment as to the collectability of principal, a loan on non-accrual status is either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for principal and interest payments, or on a cost-recovery basis, where all cash receipts reduce the loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered.

As of December 31, 2020, one loan secured by a retail property was placed on non-accrual status due to a borrower default during the fourth quarter of 2020. The amortized cost of the loan was $31.1 million as of December 31, 2020. No loans were placed on non-accrual status as of December 31, 2019.

Credit Losses

As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) and subsequent amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The CECL model applies to our mortgage loan investment portfolio measured at amortized cost and unfunded loan commitments.

We license from Trepp, LLC historical loss information, incorporating loan performance data for over 100,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to generate future expected cash flows which are used to estimate the allowance for credit losses. Such determination also incorporates significant assumptions and estimates regarding, among other things, prepayments, future fundings and economic forecasts.

Quarterly, we evaluate the risk of all loans and assign a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

We generally assign a risk rating of “3” to all loan investments originated during the most recent quarter, except in the case of specific circumstances warranting an exception.

The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and macroeconomic and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in its loan portfolio: a model-based approach utilized for substantially all of our loans; and an individually-assessed approach for loans that we conclude are ill-suited for use in the model-based approach, or are individually-assessed based on accounting guidance contained in the CECL framework. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion of our methodologies.

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of December 31, 2020, we held $4.5 billion of loans measured at amortized cost with expected future funding commitments of $423.5 million. We recognized a net credit loss expense of $43.2 million during the twelve months ended December 31, 2020, and the related credit loss allowance was $62.8 million as of December 31, 2020.

See Note 2 to our Consolidated Financial Statements included in this Form 10-K for a listing and description of our significant accounting policies.

Subsequent Events

The following events occurred subsequent to the year ended December 31, 2020:

•	On February 16, 2020, we extended for a term of one year, through May 4, 2022, the existing secured credit facility with Morgan Stanley Bank with a commitment amount of $500.0 million.
•

As of February 23, 2021, we are in the process of closing one first mortgage loan with a total commitment of $50.2 million, and an expected initial funding amount of $47.7 million. This loan will be funded with a combination of cash-on-hand and borrowings.

Loan Portfolio Details

The following table provides details with respect to our loan portfolio on a loan-by-loan basis as of December 31, 2020 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment		Origination / Acquisition Date(2)	Total Loan	Principal Balance	Amortized Cost(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan		08/21/19	300.8	283.6	283.0	L+1.6%	L +1.8%	Floating	09/09/24	New York, NY	Office	Light Transitional	$594 Sq ft	65.2%	(12)	3
2	Senior Loan		08/07/18	223.0	171.3	170.4	L+3.4%	L +3.6%	Floating	08/09/24	Brookhaven (Atlanta), GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior Loan		12/19/18	210.0	184.0	184.0	L+3.6%	L +4.0%	Floating	01/09/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
4	Senior Loan		12/21/18	206.5	204.1	204.1	L+2.9%	L +3.2%	Floating	01/09/24	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		2
5	Senior Loan	(11)	09/18/19	200.0	181.5	180.8	L+2.9%	L +3.2%	Floating	09/09/24	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%		3
6	Senior Loan		11/26/19	190.1	173.8	173.4	L+3.0%	L +3.2%	Floating	12/09/24	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%		3
7	Senior Loan		06/28/18	190.0	185.3	185.3	L+2.7%	L +3.0%	Floating	07/09/23	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
8	Senior Loan		09/29/17	173.3	167.2	167.2	L+4.3%	L +4.7%	Floating	10/09/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
9	Senior Loan		10/12/17	165.0	165.0	165.0	L+3.8%	L +4.0%	Floating	11/09/22	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
10	Senior Loan		02/14/18	165.0	161.5	161.5	L+3.8%	L +4.0%	Floating	03/09/23	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
11	Senior Loan		09/28/18	160.0	156.0	156.0	L+2.8%	L +3.0%	Floating	10/09/23	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
12	Senior Loan		05/15/19	143.0	130.3	130.3	L+2.6%	L +2.9%	Floating	05/09/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
13	Senior Loan		11/26/19	113.0	113.7	113.7	L+3.0%	L +3.3%	Floating	12/09/24	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
14	Senior Loan		12/20/18	105.9	98.4	98.4	L+3.3%	L +3.4%	Floating	01/09/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
15	Senior Loan		12/18/19	101.0	81.7	81.6	L+2.6%	L +2.8%	Floating	01/09/25	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
16	Senior Loan		01/27/20	94.0	41.0	40.5	L+3.3%	L +3.6%	Floating	02/09/25	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%		3
17	Senior Loan		08/28/19	90.0	60.2	59.6	L+3.1%	L +3.3%	Floating	09/09/24	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%		3
18	Senior Loan		09/29/17	89.5	88.0	88.0	L+3.9%	L +4.2%	Floating	10/09/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		3
19	Senior Loan		09/25/20	88.9	78.4	78.4	L+3.0%	L +3.1%	Floating	04/09/25	Brooklyn, NY	Office	Light Transitional	$200 Sq ft	78.4%		3
20	Senior Loan		03/27/19	88.2	88.5	88.1	L+3.5%	L +4.6%	Floating	04/09/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
21	Senior Loan		03/28/19	88.1	86.6	86.4	L+3.7%	L +5.9%	Floating	04/09/24	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		4
22	Senior Loan		02/01/17	85.0	85.0	84.9	L+4.7%	L +5.0%	Floating	02/09/22	St. Pete Beach, FL	Hotel	Light Transitional	$222,382 Unit	60.7%		4
23	Senior Loan		03/07/19	81.3	81.3	81.3	L+3.1%	L +3.4%	Floating	03/09/24	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
24	Senior Loan		06/17/19	79.4	78.8	78.5	L+2.8%	L +3.0%	Floating	07/09/25	Boston, MA	Office	Bridge	$187 Sq ft	70.7%		3
25	Senior Loan		08/08/19	76.5	61.7	61.5	L+3.0%	L +3.2%	Floating	08/09/24	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
26	Senior Loan		12/10/19	75.8	54.8	54.8	L+2.6%	L +2.8%	Floating	12/09/24	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
27	Senior Loan		04/29/19	70.0	70.0	69.7	L+3.3%	L +3.5%	Floating	05/09/24	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%		3
28	Senior Loan		06/28/19	63.9	57.1	57.1	L+2.5%	L +2.7%	Floating	07/09/24	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
29	Senior Loan		11/08/19	62.1	57.7	57.6	L+3.9%	L +4.3%	Floating	11/09/21	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
30	Senior Loan		06/25/19	62.0	57.7	57.6	L+3.1%	L +4.9%	Floating	07/09/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		4
31	Senior Loan		06/20/18	61.0	57.6	57.6	L+3.0%	L +3.3%	Floating	07/09/23	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
32	Senior Loan		01/08/19	60.2	36.7	36.5	L+3.8%	L +4.1%	Floating	02/09/24	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%		4
33	Senior Loan		01/09/19	60.0	60.7	60.7	L+3.4%	L +3.8%	Floating	01/09/24	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%		4
34	Senior Loan		12/18/19	58.8	54.3	53.9	L+2.7%	L +3.0%	Floating	01/09/25	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
35	Senior Loan		03/12/20	55.0	49.1	48.8	L+2.7%	L +2.9%	Floating	03/09/25	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
36	Senior Loan		01/22/19	54.0	52.0	52.0	L+3.4%	L +3.6%	Floating	02/09/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
37	Senior Loan		01/23/18	53.9	52.4	52.4	L+3.4%	L +3.6%	Floating	02/09/23	Walnut Creek, CA	Office	Bridge	$120 Sq ft	66.9%		2
38	Senior Loan		06/15/18	53.6	50.9	50.8	L+3.1%	L +3.3%	Floating	06/09/23	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%		2

39	Senior Loan	10/10/19	52.9		46.0	45.7	L+2.8%	L +3.1%		Floating	11/09/24	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
40	Senior Loan	12/20/17	51.0		51.7	51.7	L+4.0%	L +6.3%		Floating	01/09/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
41	Senior Loan	03/12/20	50.2		44.5	44.2	L+2.7%	L +2.9%		Floating	03/09/25	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
42	Senior Loan	06/15/18	50.0		44.3	44.2	L+3.7%	L +3.9%		Floating	07/09/23	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%	3
43	Senior Loan	11/29/18	47.0		47.0	46.9	L+3.3%	L +3.5%		Floating	12/09/23	Brooklyn, NY	Multifamily	Moderate Transitional	$166,619 Unit	58.0%	4
44	Senior Loan	03/30/18	45.4		41.8	41.9	L+3.7%	L +3.9%		Floating	04/09/23	Honolulu, HI	Office	Light Transitional	$158 Sq ft	57.9%	3
45	Senior Loan	01/28/19	43.1		39.5	39.2	L+3.0%	L +3.2%		Floating	02/09/24	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
46	Senior Loan	03/07/19	39.2		39.2	39.1	L+3.8%	L +4.2%		Floating	03/09/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
47	Senior Loan	03/11/19	39.0		39.4	39.4	L+3.4%	L +5.3%		Floating	04/09/24	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	4
48	Senior Loan	03/10/20	37.5		36.0	35.9	L+2.7%	L +3.0%		Floating	03/09/25	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
49	Senior Loan	01/04/18	36.0		30.5	30.5	L+3.4%	L +3.7%		Floating	01/09/23	Santa Ana, CA	Office	Light Transitional	$182 Sq ft	71.8%	2
50	Senior Loan	06/04/19	34.7		32.0	31.8	L+3.5%	L +3.8%		Floating	06/09/24	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	3
51	Senior Loan	05/27/18	33.0		31.2	31.1	L+3.7%	L +5.0%		Floating	06/09/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
52	Senior Loan	09/13/19	26.7		26.2	26.0	L+2.8%	L +3.0%		Floating	10/09/24	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
53	Senior Loan	10/19/16	10.4		10.4	10.4	L+5.1%	L +5.4%		Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$641 Sq ft	49.8%	4
54	Senior Loan	10/19/16	7.9		7.9	7.9	L+5.1%	L +5.4%		Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$725 Sq ft	43.3%	4
55	Senior Loan	10/19/16	4.8		4.8	4.8	L+5.1%	L +5.4%		Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$715 Sq ft	40.7%	4
56	Senior Loan	10/19/16	1.9		1.9	1.9	L+5.1%	L +5.4%		Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$478 Sq ft	46.6%	4
Subtotal / Weighted Average			4,908.5		4,492.2	4,484.0	L +3.1%	L +3.6%	(9)		3.1 yrs					66.1%	3
Mezzanine Loans:
57	Mezzanine Loan	06/28/19	35.0	(10)	32.5	32.4	L+10.3%	L +10.8%		4.5	06/28/25	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35.0		32.5	32.4	L +10.3%	L +10.8%			4.5 yrs					41.0%	3
Total / Weighted Average			4,943.5		4,524.7	4,516.4	L +3.2%	L +3.6%			3.1 yrs					65.9%	3

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 53, 54, 55 and 56 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2020 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2020, based on unpaid principal balance, 31.7% of our loans were subject to yield maintenance or other prepayment restrictions and 68.3% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-K.
(9)	Represents the weighted average of the credit spread as of December 31, 2020 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of December 31, 2020 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. At December 31, 2020, the weighted average LIBOR floor for our loan portfolio was 1.66%. As of December 31, 2020, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates. Approximately 88.3% of our liabilities do not contain LIBOR floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2020, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$4,524,725		Interest income	$—	$—	$142	$—	$752	$—
(3,357,618)	(2)	Interest expense	(8,394)	4,268	(16,681)	4,268	(25,182)	4,268
$1,167,107		Total change in net interest income	$(8,394)	$4,268	$(16,539)	$4,268	$(24,430)	$4,268

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. Excludes CRE debt securities and related liabilities.
(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

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

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit facilities. We are subject to “margin call” risk under our secured credit facilities. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured credit facilities could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Liquidity and Capital Resources—Liquidity Needs” for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured credit facilities used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured credit facility counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit facilities as they mature from time to time in the future. Prior to making our voluntary deleveraging payments during the second quarter of 2020, we satisfied one margin call aggregating $20.0 million in connection with our secured credit facilities financing our loan investments by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured credit facilities lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls through December 2020, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists, we may be required to post cash collateral in connection with our secured credit facilities secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

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

Capital Market Risks

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured credit facilities, collateralized loan obligations, secured revolving credit facilities, or other debt instruments or arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

During the twelve months ended December 31, 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to an increased cost of funds and reduced the availability of efficient debt capital, factors which caused us to reduce our investment activity during the second, third and fourth quarters of 2020. We also anticipate that these conditions will adversely impact the ability of certain commercial property owners to service their debt and refinance their loans as they mature. For more information, see “Risk Factors.”

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

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; COVID-19 induced changes in how certain property types are used; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-52. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.1(c)

Investment Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.2(a)

Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on July 10, 2017)

10.2(b)

Registration Rights Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.3(a)

Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on April 29, 2019)†

10.3(b)

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

Exhibit Number	Description
10.6(c)

Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.6(d)

Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6(e)

Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 18, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2019)

10.6(f)

Amendment No. 6 to Master Repurchase and Securities Contract, dated as of October 2, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6(f) to the Company’s Annual Report on Form 10-K (001-38156) filed on February 18, 2020)

10.6(g)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.6(h)

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.7(a)

Master Repurchase and Securities Contract Agreement, dated as of May 4, 2016, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.7(b)	First Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 10, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A.

10.7(c)

Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 21, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.7(d)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 27, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (001-38156) filed on February 26, 2018)

10.7(e)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(f)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(g)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 10, 2020, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 11, 2020)

10.7(h)	Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 23, 2020, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd.

10.7(i)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.7(j)

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

Exhibit Number	Description
10.8(a)

Master Repurchase Agreement, dated as of August 20, 2015, by and between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase Agreement, dated as of September 29, 2015, that certain Second Amendment to Master Repurchase Agreement, made as of March 14, 2016 and that certain Amendment No. 3 to Master Repurchase Agreement, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.8(b)

Amendment No. 4 to Master Repurchase Agreement, dated as of August 18, 2017, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on August 24, 2017)

10.8(c)

Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(d)

Amendment No. 6 to Master Repurchase Agreement, dated as of August 20, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on November 5, 2018)

10.8(e)

Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8(e) to the Company’s Annual Report on Form 10-K (001-38156) filed on February 18, 2020)

10.8(f)

Amendment No. 8 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8(f) to the Company’s Annual Report on Form 10-K (001-38156) filed on February 18, 2020)

10.8 (g)	Amendment No. 9 to Master Repurchase Agreement, dated as of October 30, 2020, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

10.8(h)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.8(i)

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

Exhibit Number	Description
10.9(g)

Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 19, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.9(h)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.9(i)

Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2020, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2020)

10.9(j)	Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 23, 2020, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd.

10.9(k)

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.10(a)

Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (333-217446) filed on April 25, 2017)

10.10(b)

Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.10(c)

Second Amendment to Master Repurchase and Securities Contract, dated as of May 28, 2020, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2020)

10.10(d)

First Amendment to Amended and Restated Limited Guaranty, dated as of May 28, 2020, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.10(e)

Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.11(a)

Master Repurchase Agreement, dated as of August 13, 2019, by and between Barclays Bank PLC and TPG RE Finance 23, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.11(b)

Guaranty, dated as of August 13, 2019, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on October 28, 2019)

10.11(c)

First Amendment to Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

10.12(a)

Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 2, 2017)

10.12(b)

First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12(c)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (001-38156) filed on May 7, 2018)

10.12(d)

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

Exhibit Number	Description
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

21.1	Subsidiaries of TPG RE Finance Trust, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2021	TPG RE Finance Trust, Inc.

	By:	/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 24, 2021
Avi Banyasz

/s/ Matthew Coleman	President	February 24, 2021
Matthew Coleman	(Principal Executive Officer)

/s/ Robert Foley	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 24, 2021
Robert Foley

/s/ Kelvin Davis	Director	February 24, 2021
Kelvin Davis

/s/ Michael Gillmore	Director	February 24, 2021
Michael Gillmore

/s/ Greta Guggenheim	Director	February 24, 2021
Greta Guggenheim

/s/ Wendy Silverstein	Director	February 24, 2021
Wendy Silverstein

/s/ Bradley Smith	Director	February 24, 2021
Bradley Smith

/s/ Gregory White	Director	February 24, 2021
Gregory White

/s/ Todd Schuster	Director	February 24, 2021
Todd Schuster

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to the adoption of FASB Accounting Standards Update ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)”.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments by us. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Held for Investment and the Allowance for Credit Losses – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company presents certain financial assets carried at amortized cost, such as Loans Held for Investment, at the net amount estimated to be collected after expected credit losses. The measurement of expected credit losses over the life of each financial asset is based on information about past events, including historical experience, current conditions, macroeconomic factors, and reasonable and supportable forecasts that affect the collectability of the reported amount. To estimate credit losses, the Company considers key credit quality indicators and utilizes a model-based approach for the majority of its financial assets and an individually-assessed approach for certain of its financial assets. As of December 31, 2020, the Company recorded an Allowance for Credit Losses of $62.8 million.

Given the significant amount of judgement required by management to estimate an Allowance for Credit Losses, we identified the Company’s Allowance for Credit Losses to be a critical audit matter. Auditing management’s Allowance for Credit Losses requires a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s Allowance for Credit Losses included the following, among others:

•	We tested the design and operating effectiveness of controls implemented by the Company related to the estimation of an Allowance for Credit Losses.
•	We evaluated the accuracy and appropriateness of the loan-level information and credit quality indicators utilized by management to estimate the Allowance for Credit Losses.
•

We evaluated the reasonableness of the methodology and significant assumptions used to select the macroeconomic factors for the forecast period by considering economic conditions and relevant industry trends, including whether the methodology and significant assumptions were appropriate and not inconsistent with other market participants.

•	For loans with an allowance for credit loss developed using a model-based approach, we evaluated the appropriateness of the model and significant inputs to the model used by the Company.
•

For loans with an allowance for credit loss developed using an individually assessed approach, we, with the assistance of internal fair value specialists, evaluated the appropriateness of the valuation methodology, significant assumptions and inputs, and mathematical accuracy of the valuation model used by management to determine the fair value of the collateral on which the allowance for credit loss is based.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2021

We have served as the Company’s auditors since 2016.

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS(1)
Cash and Cash Equivalents	$319,669	$79,182
Restricted Cash	—	484
Accounts Receivable	785	2,344
Accounts Receivable from Servicer/Trustee	592	13,741
Accrued Interest and Fees Receivable	27,391	28,107
Loans Held for Investment	4,516,400	4,980,389
Allowance for Credit Losses	(59,940)	—
Loans Held for Investment, Net (includes $2,259,467 and $2,585,030, respectively, pledged as collateral under secured credit facilities)	4,456,460	4,980,389
Investment in Available-for-Sale CRE Debt Securities, Net (includes $0 and $786,408, respectively, pledged as collateral under secured credit facilities)	—	787,552
Real Estate Owned	99,200	—
Other Assets, Net	4,646	1,071
Total Assets	$4,908,743	$5,892,870
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$2,630	$6,665
Accrued Expenses and Other Liabilities	14,450	8,176
Secured Credit Agreements (net of deferred financing costs of $8,831 and $11,632, respectively)	1,514,028	2,448,422
Collateralized Loan Obligations (net of deferred financing costs of $9,192 and $13,632, respectively)	1,825,568	1,806,428
Mortgage Loan Payable (net of deferred financing costs of $853 and $0)	49,147	—
Asset-Specific Financings (net of deferred financing costs of $0 and $294)	—	76,706
Payable to Affiliates	5,570	9,520
Deferred Revenue	1,418	164
Dividends Payable	29,481	32,835
Total Liabilities	3,442,292	4,388,916
Commitments and Contingencies—See Note 15
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 13,000,000 and 0 shares authorized, respectively; 9,000,000 and 0 shares issued and outstanding, respectively)	199,551	—
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 302,500,000 and 300,000,000 shares authorized, respectively; 76,787,006 and 74,886,113 shares issued and outstanding, respectively)	77	75
Class A Common Stock ($0.001 par value per share; 0 and 2,500,000 shares authorized, respectively; 0 and 1,136,665 shares issued and outstanding, respectively)	—	1
Additional Paid-in-Capital	1,559,681	1,530,935
Accumulated Deficit	(292,858)	(28,108)
Accumulated Other Comprehensive Income	—	1,051
Total Stockholders' Equity	$1,266,900	$1,503,954
Total Permanent Equity	$1,266,900	$1,503,954
Total Liabilities and Equity	$4,908,743	$5,892,870

(1)

The Company’s consolidated Total Assets and Total Liabilities at December 31, 2020 include the assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.8 billion , respectively. The Company’s Total Assets and Total Liabilities at December 31, 2019 include assets and liabilities of VIEs of $2.2 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to those assets, and not to TPG RE Finance Trust, Inc. See Note 6 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Interest Income	$283,672	$339,814	$265,594
Interest Expense	(107,237)	(174,841)	(126,025)
Net Interest Income	176,435	164,973	139,569
OTHER REVENUE
Other Income, net	537	1,754	1,307
Total Other Revenue	537	1,754	1,307
OTHER EXPENSES
Professional Fees	8,970	3,719	3,162
General and Administrative	3,597	3,006	3,374
Stock Compensation Expense	5,768	2,556	665
Servicing and Asset Management Fees	1,239	1,837	2,646
Management Fee	20,767	21,571	19,364
Incentive Management Fee	—	7,146	4,384
Total Other Expenses	40,341	39,835	33,595
Securities Impairments	(203,397)	—	—
Credit Loss Expense	(69,755)	—	—
(Loss) Income Before Income Taxes	(136,521)	126,892	107,281
Income Tax Expense, net	(305)	(579)	(340)
Net (Loss) Income	$(136,826)	$126,313	$106,941
Series A Preferred Stock Dividends	(15)	(15)	(3)
Series B Cumulative Redeemable Preferred Stock Dividends	(14,670)	—	—
Net (Loss) Income Attributable to TPG RE Finance Trust, Inc.	$(151,511)	$126,298	$106,938
(Loss) Earnings per Common Share, Basic	$(2.03)	$1.73	$1.70
(Loss) Earnings per Common Share, Diluted	$(2.03)	$1.73	$1.70
Weighted Average Number of Common Shares Outstanding
Basic:	76,656,756	72,743,171	63,034,806
Diluted:	76,656,756	72,743,171	63,034,806
OTHER COMPREHENSIVE (LOSS) INCOME
Net (Loss) Income	$(136,826)	$126,313	$106,941
Unrealized (Loss) Gain on Available-for-Sale Debt Securities	(1,051)	3,036	(1,951)
Comprehensive Net (Loss) Income	$(137,877)	$129,349	$104,990

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
Balance at December 31, 2017	125	$—	59,440,112	$60	1,178,618	$1	$1,216,112	$(14,808)	$(34)	$1,201,331	$—
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	7,019,352	7	—	—	139,433	—	—	139,440	—
Conversions of Class A Common Stock to Common Stock	—	—	35,305	—	(35,305)	—	—	—	—	—	—
Repurchases of Common Stock	—	—	(474,382)	—	—	—	(9)	(8,928)	—	(8,937)	—
Redemption of Series A Preferred Stock	(125)	—	—	—	—	—	(125)	—	—	(125)	—
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(1,074)	—	—	(1,074)	—
Amortization of Share Based Compensation	—	—	—	—	—	—	665	—	—	665	—
Net Income	—	—	—	—	—	—	—	106,941	—	106,941	—
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $1.71)	—	—	—	—	—	—	—	(107,152)	—	(107,152)	—
Dividends on Class A Common Stock (Dividends declared per Share of $1.71)	—	—	—	—	—	—	—	(1,965)	—	(1,965)	—
Balance at December 31, 2018	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170	$—
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	8,875,760	8	—	—	174,541	—	—	174,549	—
Issuance of SubREIT Preferred Stock	125	—		—	—	—	125	—	—	125	—
Transfer of Class A to Common Shares	—	—	6,648	—	(6,648)	—	—	—	—	—	—
Retired Common Stock	—	—	(16,682)	—	—	—	(285)	(42)	—	(327)	—
Equity Issuance and Shelf Registration Statement Transaction Costs	—	—	—	—	—	—	(1,004)	—	—	(1,004)	—
Amortization of Share Based Compensation	—	—	—	—	—	—	2,556	—	—	2,556	—
Net Income	—	—	—	—	—	—		126,313	—	126,313	—
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	3,036	3,036	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(15)	—	(15)	—
Dividends on Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	(126,488)	—	(126,488)	—
Dividends on Class A Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	(1,961)	—	(1,961)	—
Balance at December 31, 2019	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)				—	—	—	—	(19,645)	—	(19,645)
Issuance of Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	—	—	—	—	210,598
Issuance of Warrants to Purchase Common Stock	—	—	—		—	—	14,402	—	—	14,402	—
Issuance of Common Stock	—	—	819,425	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock			1,136,665	1	(1,136,665)	(1)	—	—	—	—
Retirement of Common Stock	—	—	(55,197)		—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(1,129)	—	—	(1,129)	(14,236)
Amortization of Share-Based Compensation	—	—	—	—	—	—	5,768	—	—	5,768	—
Net Income (Loss)	—	—	—	—	—	—	—	(136,826)	—	(136,826)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(1,051)	(1,051)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(14,689)	—	(14,689)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(3,189)	—	—	(3,189)	3,189
Dividends on Common Stock (Dividends Declared per Share of $1.21)	—	—		—	—	—	—	(93,590)	—	(93,590)	—
Balance at December 31, 2020	125	$—	76,787,006	$77	$—	$—	$1,559,681	$(292,858)	$—	$1,266,900	$199,551

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (Loss) Income	$(136,826)	$126,313	$106,941
Adjustment to Reconcile Net (loss) Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, net	(11,089)	(16,331)	(15,915)
Amortization of Deferred Financing Costs	13,504	19,040	17,157
Capitalized Accrued Interest	(4,701)	—	—
Loss on Sales of Loans Held for Investment and CRE Debt Securities Securities, net	217,170	278	524
Stock Compensation Expense	5,768	2,556	665
Credit Loss Expense	55,983	—	—
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	1,559	(2,306)	103
Accrued Interest Receivable	1,089	(6,549)	(5,270)
Accrued Expenses	(66)	(4,678)	1,626
Accrued Interest Payable	(4,036)	519	761
Payable to Affiliates	(3,949)	3,524	769
Deferred Fee Income	1,254	(299)	146
Other Assets	(3,575)	(402)	190
Net Cash Provided by Operating Activities	132,085	121,665	107,697
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(351,650)	(2,341,692)	(2,071,391)
Advances on Loans Held for Investment	(233,029)	(268,356)	(258,308)
Principal Repayments of Loans Held for Investment	819,813	1,961,906	1,131,294
Proceeds from Sales of Loans Held for Investment	131,902	59,759	2,174
Purchase of Available-for-Sale CRE Debt Securities	(168,888)	(815,037)	(143,503)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	766,437	94,790	146,869
Net Cash Provided by (Used in) Investing Activities	964,585	(1,308,630)	(1,192,865)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	—	(732,103)	(13,800)
Proceeds from Collateralized Loan Obligations	—	1,039,627	1,541,037
Payments on Secured Credit Agreements - Loan Investments	(1,433,446)	(3,823,037)	(2,544,583)
Proceeds from Secured Credit Agreements - Loan Investments	1,112,047	4,708,802	2,070,584
Payments on Secured Credit Agreements - CRE Debt Securities	(824,920)	—	—
Proceeds from Secured Credit Agreements - CRE Debt Securities	132,122	—	—
Proceeds from Mortgage Loan Payable	50,000	—	—
Payment of Deferred Financing Costs	(6,368)	(16,154)	(29,279)
Payments to Repurchase Common Stock	—	(42)	(8,842)
Payments to Redeem Series A Preferred Stock	—	—	(125)
Proceeds from Issuance of Preferred Stock	—	125	—
Proceeds from Issuance of Series B Cumulative Redeemable Preferred Stock	210,598	—	—
Proceeds from Issuance of Warrants to Purchase Common Stock	14,402	—	—
Proceeds from Issuance of Common Stock	12,895	174,549	139,440
Dividends Paid on Common Stock	(96,664)	(122,631)	(101,283)
Dividends Paid on Class A Common Stock	(284)	(1,964)	(1,921)
Dividends Paid on Series A Preferred Stock	—	(15)	(3)
Dividends Paid on Series B Cumulative Redeemable Preferred Stock	(14,685)	0	0
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(12,365)	(1,246)	(1,074)
Net Cash (Used in) Provided by Financing Activities	(856,668)	1,225,911	1,050,151
Net Change in Cash, Cash Equivalents, and Restricted Cash	240,002	38,946	(35,017)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	79,666	40,720	75,737
Cash, Cash Equivalents and Restricted Cash at End of Year	$319,668	$79,666	$40,720
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$97,767	$155,282	$108,106
Taxes Paid	$141	$394	$341
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, net	$174	$12,950	$94,633
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, Net	$—	$—	$213
Dividends Declared, not paid	$29,481	$32,835	$28,981
Accrued Equity Issuance and Transaction Costs	$3,000	$—	$—
Change in Accrued Deferred Financing Costs	$452	$5,411	$2,926
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities,	$(1,051)	$3,036	$(1,951)
Accrued Common Stock Repurchase Costs	$—	$—	$95

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is organized as a holding company and conducts its operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a Delaware limited liability company that is wholly owned by the Company, and Holdco’s direct and indirect subsidiaries. We conduct our operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

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

COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. Many jurisdictions have re-opened with social distancing measures implemented to curtail the spread of COVID-19, and two vaccines have been approved for use in the United States. Nonetheless, the Company cannot predict the length of time that it will take for a meaningful economic recovery to take place. Additional surges in new cases of COVID-19 and mutated strains of the virus have caused additional quarantines and lockdowns, which could delay any economic recovery. The nationwide vaccination program is in its early stages, and its pace, scope and effectiveness remain uncertain. These factors could further materially and adversely affect the Company’s results and financial condition.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income. These reclassifications include the separate presentation of stock compensation on the consolidated statements of income (loss) and comprehensive income (loss), and the disaggregation of proceeds and payments from secured credit agreements secured by loans and secured credit agreements secured by CRE debt securities on the consolidated statements of cash flows.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the consolidated financial statements include, but are not limited to, the adequacy of our allowance for credit losses and the valuation inputs related thereto and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to market dislocation resulting from the COVID-19 pandemic. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC 810”) provides guidance on the identification of a variable interest entity (“VIE”) for which control is achieved through means other than voting rights) and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which the Company is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

At each reporting date, the Company reconsiders its primary beneficiary conclusion to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant, and will consolidate or not consolidate accordingly (see Note 6 for details).

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

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized premiums, discounts, loan origination fees and costs. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments. Accrued but not yet collected interest is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets.

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

Non-Accrual Loans

Loans are placed on non-accrual status when the full and timely collection of principal and interest is doubtful, generally when management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; the loan becomes 90 days or more past due for principal and interest; or the loan experiences a maturity default. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled contractual payments by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.

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

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are non-performing as of the date of modification usually remain on non-accrual status until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, which is generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, generally six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under the CECL method is applicable to the Company’s mortgage loan investment portfolio measured at amortized cost and unfunded loan commitments. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company adopted ASU 2016-13 and other related ASUs using the modified retrospective method for all mortgage loans measured at amortized cost and unfunded noncancelable loan commitments. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 and other related ASUs while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The following table presents the January 1, 2020 cumulative impact of the adoption of ASU 2016-13 on the indicated line items of the Company’s consolidated balance sheets as of January 1, 2020:

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

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses measured under the CECL accounting framework, represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses inherent in non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss expense, which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectable accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral in the following property types: office; multifamily; hotel; mixed-use; condominium; and retail.

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis, typically quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, current and future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the lack or sharply limited number of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.

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

Once the expected credit loss amount is determined, an allowance for credit losses equal to the calculated expected credit loss is established. Consistent with ASC 326, a loan will be charged off through the allowance for credit losses as a realized loss when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, but non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. The realized loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible; that is, repayment is deemed to be delayed beyond reasonable time frames, or the loss becomes evident due to the borrower’s lack of assets and liquidity, or the borrower’s sponsor is unwilling or unable to support the loan. This policy is reflective of the investor’s economics as it relates to the ultimate realization of the loan.

Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach

The model-based approach to measure the allowance for credit losses relates to loans which are not individually-assessed.

The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 100,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to estimate the allowance for credit losses. This methodology appropriately considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company will revert to unadjusted historical loan loss information based on systematic methodology determined at the input level. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach

In instances where the unique attributes of a loan investment render it ill-suited for the model-based approach because it no longer shares risk characteristics with other loans, or because the Company concludes repayment of the loan is entirely collateral-dependent, or when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan, the Company separately evaluates the amount of expected credit loss using widely accepted real estate valuation techniques, considering substantially the same credit factors as utilized in the model-dependent method. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, if repayment is expected solely from the collateral, as determined by management using valuation techniques, frequently discounted cash flow. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the collateral.

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

CRE Debt Securities

In the past, the Company acquired CRE debt securities for investment purposes. The Company designated CRE debt securities as AFS on the acquisition date. CRE debt securities that were classified as AFS were recorded at fair value through other comprehensive income or loss in the Company’s consolidated financial statements. The Company recognized interest income on its CRE debt securities using the interest method, or on a straight-line basis when it approximated the effective interest method, with any premium or discount amortized or accreted into interest income based on the respective outstanding principal balance and corresponding contractual term of the CRE debt security. Uncollected accrued interest was separately reported as accrued interest receivable on the Company’s consolidated balance sheets. The Company used a specific identification method when determining the cost of a CRE debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income or loss into earnings on the trade date.

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

The Company first assessed whether it intended to sell the debt security or more likely than not was required to sell the debt security before recovery of its amortized cost basis. If either criterion regarding intent or requirement to sell was met, the debt security’s amortized cost basis was written down to its fair value and the write down was charged against the allowance for credit losses, with any incremental impairment reported in earnings as a loss in the consolidated statements of income (loss) and comprehensive income (loss).

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

Declines in fair value of AFS debt securities in an unrealized loss position that were not due to credit losses, such as declines due to changes in market interest rates, were recorded through other comprehensive income. Any impairment that had not been recorded through an allowance for credit losses was recognized in other comprehensive income. Unrealized gains and losses on AFS debt securities presented in the consolidated statement of income (loss) and comprehensive income (loss) included the reversal of unrealized gains and losses at the time gains or losses were realized.

Real Estate Owned

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (REO) held for investment until sold. The Company's cost basis in REO is equal to the estimated fair value of the collateral at the date of acquisition, less estimated costs to sell. The estimated fair value of the REO is determined using a discounted cash flow model using inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. If the fair value of the REO is lower than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserve, is recorded as a realized loss in the consolidated statement of operations. Thereafter, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the assets, potentially leading to impairment. Any impairment loss, revenue and expenses from operations of the properties and resulting gains or losses on sale are included within the consolidated statements of operations in other noninterest income or expense, as appropriate.

Portfolio Financing Arrangements

The Company finances certain of its loans, or participation interests therein, using secured credit agreements, including secured credit facilities (formerly called secured revolving repurchase agreements), secured revolving credit facilities (formerly called senior secured and secured credit agreements), mortgage loans payable, asset-specific financing arrangements, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income (loss) and comprehensive income (loss).

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2020, the Company transferred on a non-recourse basis 100% of the senior mortgage loan that the Company originated on a non-recourse basis to a third-party lender and has retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan so transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

In the past, the Company acquired CRE debt securities for investment purposes. The Company financed its CRE debt securities using secured credit agreements with daily mark-to-market features and contract maturities of typically 30 days. The related borrowings were recorded as liabilities on the Company’s consolidated balance sheets. Interest income earned on the CRE debt securities and interest expense incurred on the related borrowings were reported in interest income and interest expense, respectively, on the Company’s consolidated statements of income (loss) and comprehensive income (loss).

For more information regarding the Company’s portfolio financing arrangements, see Note 7.

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

•

Secured credit facilities, secured revolving credit facilities, mortgage loan payable, and asset-specific financing arrangements: based on the rate at which a similar secured credit facility would currently be priced, as corroborated by inquiry of other market participants.

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

Income Taxes

The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e. dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, the Company may elect to make future distributions of its taxable income in a mixture of stock and cash. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

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

Earnings per Common Share

The Company utilizes the two-class method when assessing participating securities to calculate earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common stockholders (i.e., holders of common stock and, when it was outstanding, Class A common stock), by the weighted-average number of common shares (both common stock and, when it was outstanding, Class A common stock) outstanding during the period. The preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Class A common stock were identical to the common stock, except (1) the Class A common stock was not a “margin security” as defined in Regulation U of the Board of Governors of the U.S. Federal Reserve System (and rulings and interpretations thereunder) and could not be listed on a national securities exchange or a national market system and (2) each share of Class A common stock was convertible at any time or from time to time, at the option of the holder, for one fully paid and non-assessable share of common stock. See Note 13 for details regarding the conversion of Class A common stock.

Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants (the “Warrants”, see Note 13) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), which are exercisable only on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities and warrants from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

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

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations, secured credit arrangements, mortgage loan payable and asset-specific financing on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured credit arrangements other than our CRE CLOs, the initial term of the financing arrangement, or in case of costs directly associated with the loan, over the life of the facility or the loan, whichever is shorter; (b) for deferred financing costs related to asset specific borrowings under secured credit arrangements other than CRE CLOs, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c) for CRE CLOs issued by the Company’s subsidiaries, over the estimated life of the liabilities issued based on the initial maturity dates of the underlying loans currently held by each trust based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, all as of the closing date.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2020 and December 31, 2019. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $10 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $19.1 million and $56.9 million, respectively, at December 31, 2020 and December 31, 2019.

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

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method, as described in Note 13. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The ASU’s amendments are effective for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to belong to a single portfolio of Mortgage Loans, and the Company has developed its systematic methodology to determine the Allowance for Credit Losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $14.0 million and $19.5 million as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company originated six loans with a total commitment of approximately $526.3 million, an initial unpaid principal balance of $431.9 million, and unfunded commitments upon closing of $94.4 million. These originations include one mortgage loan, with an initial unpaid principal balance of $78.4 million, which involved the assumption and simultaneous assignment of an existing first mortgage loan by the third-party purchaser of the property securing the loan. This amendment is not considered a TDR under GAAP. The transaction was treated as a new loan origination and extinguishment of the then-existing loan under GAAP. During the year ended December 31, 2019, the Company originated 32 loans with a total commitment of approximately $2.9 billion, an initial unpaid principal balance of $2.4 billion, and unfunded commitments at closing of $439.5 million.

The following table details overall statistics for the Company’s loan portfolio as of December 31, 2020 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Balance Sheet Portfolio	Total Loan Portfolio	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	57	58	65	66
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$4,943,511	$5,075,511	$5,628,765	$5,760,765
Unpaid principal balance(2)	$4,524,725	$4,524,725	$4,998,176	$4,998,176
Unfunded loan commitments(3)	$423,487	$423,487	$630,589	$630,589
Amortized cost	$4,516,400	$4,516,400	$4,980,389	$4,980,389
Weighted average credit spread(4)	3.2%	3.2%	3.5%	3.5%
Weighted average all-in yield(4)	5.3%	5.3%	5.7%	5.7%
Weighted average term to extended maturity (in years)(5)	3.1	3.1	3.8	3.8

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. At December 31, 2020, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $4.7 million as of December 31, 2020.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2020, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate, inclusive of LIBOR floors, as of December 31, 2020 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2020, based on the unpaid principal balance of the Company’s total loan exposure, 31.7% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 68.3% were open to repayment by the borrower without penalty.

The following tables present an overview of the mortgage loan investment portfolio as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,492,209	$(8,161)	$4,484,048
Subordinated and mezzanine loans	32,516	(164)	32,352
Subtotal before allowance	$4,524,725	$(8,325)	4,516,400
Allowance for loan losses			(59,940)
Loans Held for Investment, Net			$4,456,460

	December 31, 2019
Loans Receivable	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,978,176	$(17,500)	$4,960,676
Subordinated and mezzanine loans	20,000	(287)	19,713
Subtotal before allowance	4,998,176	(17,787)	4,980,389
Allowance for loan losses			—
Loans Held for Investment, Net			$4,980,389

For the year ended December 31, 2020, loan portfolio activity was as follows (dollars in thousands):

	For the years ended December 31,
	2020	2019
Balance at January 1	$4,980,389	$4,293,787
Additions during the period:
Loans originated(1)	430,050	2,341,692
Additional fundings(2)	237,856	268,356
Amortization of origination fees	11,345	16,345
Deductions during the period:
Collection of principal(1)(3)	(885,565)	(1,880,222)
Loan sales(4)(5)	(145,675)	(59,569)
Loan extinguishment on conversion to REO(6)	(112,000)	—
Allowance for credit losses	(59,940)	—
Balance at December 31	$4,456,460	$4,980,389

(1)

Includes an assumption and simultaneous assignment of an existing first mortgage loan with an initial unpaid principal balance of $78.4 million by the third-party purchaser of the property securing the loan during the year ended December 31, 2020. The transaction was treated as a new loan origination and extinguishment of the then-existing loan under GAAP.

(2)	Includes PIK interest of $4.8 million.
(3)	Includes PIK interest of $0.1 million

(4)

Includes the sale, at no gain or loss, of a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $279.2 million and a commitment amount of $300.8 million at the time of sale.

(5)	Includes the sale of one loan with an unpaid principal balance of $99.3 million sold for $85.5 million resulting in a realized loss of $13.8 million.
(6)

Includes extinguishment of a first mortgage loan with an unpaid principal balance of $112.0 million that experienced a maturity default on October 9, 2020. On December 31, 2020 the Company took title to the Property pursuant to a negotiated deed-in-lieu of foreclosure. Fair value of the Property as of December 31, 2020 was $99.2 million resulting in a realized loss of $12.8 million, equal to the previously recorded specific CECL reserve. See Note 5 for details.

At December 31, 2020 and December 31, 2019, respectively, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

During the twelve months ended December 31, 2020, the Company sold one loan with an unpaid principal balance of $99.3 million for $85.5 million resulting in a realized loss of $13.8 million. The Company also sold, at no gain or loss, a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $279.2 million and a commitment amount of $300.8 million at the time of sale.

During the twelve months ended December 31, 2020, the Company extinguished a first mortgage loan with an unpaid principal balance of $112.0 million that experienced a maturity default on October 9, 2020. On December 31, 2020, the Company negotiated and closed a deed-in-lieu of foreclosure to take control of the two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres which previously served as collateral for the mortgage loan receivable. The borrower paid interest through the maturity date. Accrued default interest from the maturity date to the date of foreclosure was waived under the terms of the negotiated deed-in-lieu of foreclosure. The carrying value of the loan was $99.2 million, net of an asset-specific credit loss reserve of $12.8 million as of the foreclosure date, resulting in a realized loss of $12.8 million, equal to the previously recorded specific CECL reserve. No cash was exchanged as part of this transaction. See Note 5 for further details.

During the twelve months ended December 31, 2019, the Company sold a performing floating rate first mortgage loan secured by a multifamily property with a commitment amount of $64.9 million and an unpaid principal balance of $59.6 million. Total cash consideration received was $59.8 million generating a gain on sale of $0.2 million which is included in Other Income, net in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

At December 31, 2020 and December 31, 2019, there was $8.3 million and $17.8 million, respectively, of unamortized loan fees and discounts included in loans held for investment, net in the consolidated balance sheets. The Company did not recognize any accelerated fee component of prepayment fees (yield maintenance payments) during the twelve months ended December 31, 2020 and 2019.

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

The following table presents amortized cost basis by origination year, grouped by risk rating, as of December 31, 2020 and (dollars in thousands):

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	337,738	—	—	337,738
3	247,770	1,705,783	1,099,503	255,255	—	3,308,311
4	—	433,334	46,882	301,628	25,049	806,893
5	—	—	31,106	—	—	31,106
Total mortgage loans	247,770	2,139,117	1,515,229	556,883	25,049	4,484,048
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	32,352	—	—	—	32,352
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	32,352	—	—	—	32,352
Total	$247,770	$2,171,469	$1,515,229	$556,883	$25,049	$4,516,400

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost and results of the Company’s internal risk rating review performed as of December 31, 2020 and December 31, 2019 (dollars in thousands):

Rating	December 31, 2020	December 31, 2019
1	$—	$—
2	337,738	903,393
3	3,340,663	3,868,696
4	806,893	208,300
5	31,106	—
Totals	$4,516,400	$4,980,389
Allowance for Credit Losses	(59,940)	—
Carrying Value	$4,456,460	$4,980,389
Weighted Average Risk Rating(1)	3.1	2.9

(1)	Weighted Average Risk Rating calculated based on amortized cost at year end.

The weighted average risk rating at December 31, 2020 was 3.1, an increase from the 2.9 weighted average risk rating at December 31, 2019. Changes in risk ratings during each of the four quarters of 2020 included:

•	During the quarter ended December 31, 2020, the Company reclassified:
•	one loan from risk category “4” to “5” due to a default due to non-payment of interest; and
•	one loan from risk category “2” to “3” due to uncertainty surrounding a 2022 lease renewal at the property.
•	During the quarter ended September 30, 2020 the Company reclassified:
•	one loan from risk category “4” to “5” due to an anticipated maturity default that subsequently occurred on October 9, 2020;

•	one loan from risk category “3” to “2” because the collateral property achieved 100% leased occupancy at rents in excess of underwriting;
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

•	During the quarter ended June 30, 2020, the Company reclassified one loan to risk category “5” from “4”, and reclassified one loan to risk category “2” from “3”; and
•	During the quarter ended March 31, 2020, the Company reclassified nine of its 10 hotel loans to risk category “4” due to anticipated operating challenges related to COVID-19.

Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of December 31, 2020. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss levels, see Note 2.

The following tables present activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three and twelve months ended December 31, 2020 (dollars in thousands):

	For the Twelve Months Ended December 31, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	16,903	880	17,783
Increase in CECL reserve	41,307	850	42,157
Subtotal	58,210	1,730	59,940

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2019	—	—	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	1,862	—	1,862
Increase in CECL reserve	894	132	1,026
Subtotal	2,756	132	2,888

Total allowance for credit losses	$60,966	$1,862	$62,828

The Company’s initial CECL reserve of $19.6 million due to the application of the CECL methodology in the first quarter of 2020 (as described in Note 2) over performing loans on which the Company had previously not carried an allowance for credit losses is reflected as a direct charge to retained earnings on our Consolidated Statements of Changes in Equity. During the twelve months ended December 31, 2020, the Company recorded an increase of $43.2 million in the allowance for credit losses, including realized losses of $12.8 million on the extinguishment of a loan and its conversion to real estate owned, and $13.8 million on the sale of a loan, bringing the total CECL reserve to $62.8 million as of December 31, 2020. For the twelve months ended December 31, 2020, the Company’s estimate of expected credit losses increased due to recessionary macroeconomic assumptions employed in determining the Company’s model-based CECL reserve, and an increase due to an independently- assessed loan in the fourth quarter of 2020, offset by a decline in total loan commitments and unpaid principal balance due to loan repayments and sales. Additionally, as described above, the average risk ratings of the Company’s loans increased from 2.9 as of December 31, 2019 to 3.1 as of December 31, 2020, due primarily to downgrades of nine loans during the first quarter of 2020, one loan during the second quarter of 2020 (which was restored to its first quarter risk rating in the third quarter), one loan in the third quarter of 2020, and two loans in the fourth quarter of 2020. The impact of reduced economic activity due to the COVID-19 pandemic has caused reduced activity in certain sectors of the capital markets, which may slow the pace of loan repayments, and will likely impact commercial property values and valuation inputs. While the ultimate impact is uncertain, the Company has made certain forward-looking adjustments to the inputs of its calculation of the allowance for credit losses to reflect uncertain economic expectations.

The Company placed one loan secured by a retail property on non-accrual status due to a default caused by non-payment of interest in December 2020. Subsequent to December 31, 2020, the borrower made the interest payment from funds available, however, the Company has elected to place the loan on non-accrual status from December 2020, in accordance with its non-accrual policy. The amortized cost of the loan was $31.1 million and $30.6 million as of December 31, 2020 and December 31, 2019, respectively. In accordance with our revenue recognition policy on loans placed on on-accrual status, the Company suspended accrual of interest income on this first mortgage loan. On December 31, 2020, the Company determined that this first mortgage loan met the CECL framework’s criteria for individual assessment. Accordingly, the Company utilized the estimated fair value of the collateral on December 31, 2020 to estimate a loan loss reserve of $10.0 million as of that date, which is included in the CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 12.5%, and a terminal capitalization rate of 7.5%. These inputs are based on the location, type and nature of the property, current and anticipated market conditions, and management’s knowledge, experience and judgment. As of December 31, 2020, this loan was current with respect to scheduled payments. There were no loans on non-accrual status as of December 31, 2019.

During the three months ended December 31, 2020, the Company executed three loan modifications with borrowers of which one expired upon full repayment of the loan. As of December 31, 2020, these loans had an aggregate commitment amount of $212.5 million and an aggregate unpaid principal balance of $206.4 million. None of these loan modifications trigger the requirements for accounting as TDRs, with one meeting the safe-harbor conditions of the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” issued by banking regulators in consultation with FASB. The agencies encourage financial institutions and other lenders to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The agencies view loan modification programs to borrowers who were current prior to the outbreak as positive actions that can mitigate adverse effects due to COVID-19. This includes short-term modifications such as payment deferrals, fee and extension test waivers, extensions of repayment terms, or delays in payment that are insignificant. The Company’s loan modifications typically temporarily reduce the amount of cash interest collected, permit the accrual of a portion of the interest due during the modification period to be repaid at a later date by the borrower, and/or permit the use of existing cash loan reserves to pay interest expense and other property-level expenses.

During the twelve months ended December 31, 2020, the Company executed 17 loan modifications, of which 11 expired during the twelve months ended December 31, 2020, with one renewed on revised terms in the fourth quarter of 2020. The aggregate unpaid principal balance for all loans modified during the twelve months ended December 31, 2020, excluding three loans that were repaid, was $1.0 billion. As of December 31, 2020, the aggregate unpaid principal balance of the six modified loans outstanding was $548.4 million. Total PIK interest of $0.8 million and $4.7 million was deferred and added to the outstanding loan principal during the three and twelve months ended December 31, 2020, respectively. All loans modified during the year and outstanding as of December 31, 2020 are performing, except for one which is on non-accrual status as of December 31, 2020.

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of December 31, 2020 (dollars in thousands):

		Days Outstanding
	Current	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$4,484,048	$—	$—	$—	$—	$4,484,048	$—
Subordinated and mezzanine loans	32,352	—	—	—	—	32,352	—
Total	$4,516,400	$—	$—	$—	$—	$4,516,400	$—

At December 31, 2019, all loans were current.

(4) Available-for-Sale Debt Securities

As of December 31, 2020, the Company did not own any CRE debt securities. During the twelve months ended December 31, 2020, the Company purchased 10 CRE debt securities for an aggregate purchase price of $169.0 million. The purchased CRE debt securities consisted of floating rate, investment grade rated debt securities which, in the aggregate, had a weighted average coupon of LIBOR plus 2.1%. Accrued but not yet collected interest was separately reported as accrued interest receivable on the Company’s consolidated balance sheets. During the twelve months ended December 31, 2020, all but one CRE debt security in the Company’s debt securities portfolio was pledged as collateral under daily mark-to-market secured credit facilities. During the twelve months ended December 31, 2020, the Company sold all of its CRE CLO investments with an aggregate face value of $969.8 million generating gross sales proceeds of $766.4 million. For the twelve months ended December 31, 2020, the Company recorded a loss of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income and comprehensive income, offset by a small realized gain.

At December 31, 2019, the Company had 38 CRE debt securities designated as AFS debt securities. The Company designated its CRE debt securities as AFS upon acquisition. The following tables summarize the amortized cost, fair value, and unrealized gain of the Company’s CRE debt securities at December 31, 2019 (dollars in thousands):

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

(5) Real Estate Owned

In December 2020, the Company acquired two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Property”) pursuant to a negotiated deed-in-lieu of foreclosure. This property previously served as collateral for a first mortgage loan receivable held for investment with an unpaid principal balance of $112.0 million, an independently-assessed credit loss reserve of $12.8 million as of September 30, 2020, and net carrying value of $99.2 million. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, the Company took ownership of the Property, extinguished the first mortgage loan receivable, and realized a loss of $12.8 million, equal to the previously recorded specific CECL reserve on the first mortgage loan. At December 31, 2020, this Property is considered held for investment and carried on the Company’s consolidated balance sheets at its estimated fair value, net of estimated selling costs, of $99.2 million. The Company’s estimate of the Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. The Company obtained from a third party a $50.0 million first mortgage loan secured by the Property, which is classified as Mortgage Loan Payable on the Company’s consolidated balance sheets. See Note 7 for details of the Mortgage Loan Payable.

(6) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have issued two collateralized loan obligations to finance approximately $2.2 billion or 49.3% of its loan investment portfolio, measured by unpaid principal balance.

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

For the twelve months ended December 31, 2020, the Company utilized the reinvestment feature ten times, contributing $303.1 million of new loans or participating interests in loans, and receiving $88.9 million of net cash proceeds, after the repayment of $214.2 million of existing borrowings, including accrued interest.

As of December 31, 2020, FL3 Mortgage Assets represented 27.2% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

At December 31, 2020, TRTX 2019-FL3 held $0.1 million of cash available to acquire eligible assets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of December 31, 2020 and 2019, the Company’s unamortized issuance costs were $5.1 million and $7.4 million, respectively.

Interest expense on the outstanding FL3 Notes is payable monthly. For the year ended December 31, 2020 and 2019, interest expense (excluding amortization of deferred financing costs) of $20.1 million and $5.8 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On November 29, 2018 (the “Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2”). The TRTX 2018-FL2 provides for reinvestment, during the 24 months after closing of FL2, whereby eligible new loans or participation interests in loans may be contributed to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

For the year ended December 31, 2020, the Company utilized the reinvestment feature 16 times, contributing $315.7 million of new loans or participation interests in loans, and receiving net cash proceeds of $133.5 million, after the repayment of $182.2 million of existing borrowings, including accrued interest.

As of December 31, 2020, FL2 Mortgage Assets represented 22.1% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.0 billion.

At December 31, 2020, TRTX 2018-FL2 had no cash available to acquire eligible assets. The reinvestment period for TRTX 2018-FL2 ended December 11, 2020.

In connection with TRTX 2018-FL2, the Company incurred approximately $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of December 31, 2020 and 2019, the Company’s unamortized issuance costs were $3.8 million and $6.1 million, respectively.

Interest expense on the outstanding TRTX 2018-FL2 Notes is payable monthly. For the years ended December 31, 2020, 2019 and 2018, interest expense (excluding amortization of deferred financing costs) of $16.5 million, $29.4 million and $2.8 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

The Company’s total assets and total liabilities at December 31, 2020 and December 31, 2019 included the following VIE assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	December 31, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents	$78,350	$17,075
Accounts Receivable from Servicer/Trustee	174	1,464
Accrued Interest Receivable	740	2,178
Loans Held for Investment	2,199,666	2,229,034
Total Assets	$2,278,930	$2,249,751
LIABILITIES
Accrued Interest Payable	$1,311	$2,512
Accrued Expenses	630	732
Collateralized Loan Obligations	1,825,569	1,821,128
Payable to Affiliates	14,016	4,620
Total Liabilities	$1,841,526	$1,828,992

The following table outlines TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of December 31, 2020 and December 31, 2019 (dollars in thousands):

As of December 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,230,276	$2,230,276	$1,834,760	$1,825,568

As of December 31, 2019
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value

$2,229,034	$2,229,034	$1,834,761	$1,821,128

Assets held by the FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.33%	4.9	3.82%	4.2
TRTX 2019-FL3	3.20%	4.1	3.33%	4.1

Debt (notes issued)
TRTX 2018-FL2	1.45%	16.9	1.45%	17.9
TRTX 2019-FL3	1.44%	13.8	1.44%	14.8

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(7) Secured Credit Agreements and Mortgage Loan Payable

At December 31, 2020 and December 31, 2019, the Company had secured credit facilities, a secured revolving credit agreement, a mortgage loan payable (only as of December 31, 2020), and an asset-specific financing (only as of December 31, 2019), all of which were used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the asset-specific financing and the mortgage loan payable, these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

At December 31, 2020 and December 31, 2019, the Company had none and four, respectively, secured credit agreements which were used to finance its CRE CLO debt investments. These financing arrangements bore interest at a rate equal to LIBOR plus a credit spread negotiated between the Company and its lenders, which was determined primarily by the haircut amount (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) and the rating of the bonds so financed. These borrowing arrangements contained daily mark-to-market provisions that permitted the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. Additionally, these borrowing arrangements typically had maturities of 30 days subject to renewal at the lenders’ option.

The following tables present certain information regarding the Company’s secured credit agreements and mortgage loan payable as of December 31, 2020 and December 31, 2019. Except as otherwise noted, all agreements are on a full or partial recourse basis (dollars in thousands):

	As of December 31, 2020
Secured Credit Agreements and Mortgage Loan Payable:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral(1)		Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$199,113	$50,887	$96,381		$94,971
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	533,601	216,399	290,237		288,696
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	433,739	316,261	443,845		442,757
Morgan Stanley(1)(3)	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	174,045	325,955	434,630		433,031
JP Morgan(1)	10/30/23	10/30/25	1 Month LIBOR	1.6%	1.8%	400,000	192,906	207,094	351,123		347,852
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,372		101,287
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	112,867	87,133	117,393		117,393
Institutional Financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	—	249,546	427,330		426,984
Subtotal						$3,239,506	$1,716,647	$1,522,859	$2,262,311		$2,252,971

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$1,716,647	$1,572,859	$2,361,511		$2,252,971

(1)	Borrowings under secured credit facility and a senior secured credit agreement, with a guarantee for 25% recourse.
(2)	Represents the fair value of the Property at the time of acquisition as described in Note 5.
(3)	On February 16, 2021, the Company extended its existing secured facility with Morgan Stanley to a new initial maturity date of May 4, 2022.

	As of December 31, 2019
Secured Credit Agreements:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral	Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)	08/19/20	08/19/22	1 Month LIBOR	1.8%	3.5%	$750,000	$704,563	$45,437	$288,032	$285,962
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.8%	3.6%	750,000	355,372	394,628	593,742	591,238
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	3.3%	750,000	318,240	431,760	542,927	540,725
Morgan Stanley(1)	05/04/20	N/A	1 Month LIBOR	1.9%	3.6%	500,000	105,253	394,747	519,638	515,984
JP Morgan(1) (5)	08/20/21	08/20/23	1 Month LIBOR	1.6%	3.3%	400,000	181,552	218,448	300,677	295,341
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.8%	3.6%	152,240	15,641	136,599	173,253	172,898
Bank of America(1)	09/29/20	09/29/22	1 Month LIBOR	1.8%	3.8%	500,000	354,363	145,637	182,882	182,882
Subtotal - Loan Investments			1 Month LIBOR			3,802,240	2,034,984	1,767,256	2,601,151	2,585,030
Goldman Sachs(2)	01/12/20	01/12/20	1 Month LIBOR	0.9%	2.7%	81,143	—	81,143	94,629	94,644
JP Morgan(2)	01/17/20	01/17/20	1 Month LIBOR	0.9%	2.6%	475,881	—	475,881	544,105	545,080
Wells Fargo(2)	01/16/20	01/16/20	1 Month LIBOR	1.0%	2.7%	135,774	—	135,774	161,153	161,384
Royal Bank of Canada(2)	N/A	N/A	N/A	N/A	N/A	—	—	—	—	—
Subtotal - CRE Debt Securities						692,798	—	692,798	799,887	801,108
Subtotal						$4,495,038	$2,034,984	$2,460,054	$3,401,038	$3,386,138

Secured Revolving Credit Facility
Citibank(3)	07/12/20	07/12/20	1 Month LIBOR	2.3	4.1	160,000	160,000	—	—	—
Subtotal						$160,000	$160,000	$—	$—	$—

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20	1 Month LIBOR	4.2%	5.9%	77,000	—	77,000	112,000	111,436
Subtotal						$77,000	—	$77,000	$112,000	$111,436

Total						$4,732,038	$2,194,984	$2,537,054	$3,513,038	$3,497,574

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse.
(2)

Borrowings under secured credit facilities with a guarantee for 100% recourse from Holdco. Maturity Date represents the sooner of the next maturity date of the CRE debt securities secured credit agreement, or roll-over date for the applicable underlying trade confirmation, subsequent to December 31, 2019. All of the financing arrangements were extended subsequent to period end.

(3)	Borrowings under the Citibank secured revolving credit facility include a guarantee for 100% recourse.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2020:

	December 31, 2020
Secured Credit Agreements and Mortgage Loan Payable: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley(1)	05/04/21	05/04/22	25%	Credit
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit
Institutional Financing	10/30/23	10/30/25	25%	Credit

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	N/A	N/A

(1)	On February 16, 2021, the Company extended its existing secured credit facility with Morgan Stanley to a new initial maturity date of May 4, 2022.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2019:

	December 31, 2019
Secured Credit Agreements: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/20	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/20	N/A	25%	Credit
JP Morgan	08/20/21	08/20/23	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/20	09/29/22	25%	Credit
CRE Debt Securities
Goldman Sachs	01/12/20	01/12/19	100%	Spread
JP Morgan	01/17/20	01/17/20	100%	Spread
Wells Fargo	01/16/20	01/16/20	100%	Spread
Royal Bank of Canada	N/A	N/A	100%	Spread

Secured Revolving Credit Facility
Citibank	07/12/20	07/12/20	100%	N/A

Asset-specific Financing
Institutional Lender	10/09/20	10/9/20	N/A	N/A

Secured Credit Facilities

At December 31, 2020 and December 31, 2019, the Company had seven secured credit facilities, respectively, to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged at December 31, 2020 and December 31, 2019 consisted of 55 and 61 mortgage loans, or participation interests therein, respectively. Under these secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty (lender) collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

On May 4, 2020, the Company exercised an existing option to extend through May 4, 2021 its secured credit agreement with Morgan Stanley Bank N.A. On June 26, 2020, the Company extended the maturity date of its Bank of America secured facility to September 29, 2021, reduced the commitment amount from $500.0 million to $200.0 million, and retained an accordion option to increase the total commitment up to $500.0 million. Additionally, on June 29, 2020, the Company exercised an existing option to extend its Goldman Sachs Bank USA secured credit facility through August 19, 2021, reduced the commitment amount from $750.0 million to $250.0 million, and obtained an accordion option to increase the commitment amount up to $500.0 million. On October 30, 2020, the Company extended its existing secured credit arrangement with JP Morgan Chase to a new initial maturity date of October 30, 2023.

On October 30, 2020, the Company closed with a single institutional counterparty a secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. The credit facility is secured by seven first mortgage loans, or participation interests therein. The new credit facility has a committed term of three years through October 30, 2023, a credit spread of 4.50%, a LIBOR floor of 0.25%, and contains no mark-to-market provisions that would trigger margin calls for two years from closing.

During the year ended December 31, 2019, the Company closed a $750.0 million secured credit facility with Barclays Bank PLC with a maturity date of August 13, 2022.

At December 31, 2020, the Company had no secured credit facilities to finance its CRE debt securities as each agreement was terminated during the quarter ended June 30, 2020. At December 31, 2019, the Company had four secured credit facilities to finance its CRE debt securities. The facility commitment amounts were based on the carrying value of the assets pledged. Credit spreads varied depending upon the collateral type and advance rate. At December 31, 2019, CRE debt securities pledged consisted of 35 CRE debt securities and two CMBS investments. The secured credit facilities used to finance CRE debt securities were 100% recourse to Holdco and were considered short-term borrowings.

Under each of the Company’s secured credit facilities, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit facilities. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on other-than-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. In the case of assets that serve as collateral under the Company’s secured credit facilities secured by loans, these considerations include credit-based factors (which are generally based on factors other than those related to the capital markets). In only one instance do the considerations include changes in observable credit spreads in the market for these assets. These features are described in the immediately preceding table.

Prior to the sale of the Company’s portfolio of available-for-sale CRE debt securities in the second quarter of 2020, the market value of the assets that served as collateral under the Company’s secured credit facilities secured by CRE debt securities was redetermined by the repurchase lender on a daily basis. As a result, extreme short-term volatility and negative pressure in the financial markets resulted in the Company being required to post cash collateral with the Company’s lenders under these agreements. During the six months ended June 30, 2020, the Company received margin call notices with respect to borrowings against its CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At December 31, 2020, the Company did not own any CRE debt securities and therefore had no associated borrowings and no unsatisfied margin calls.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans, including counterparty concentration risks, at December 31, 2020 (dollars in thousands):

	December 31, 2020
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank(4)	$250,000	$96,381	$96,843	$50,909	$45,934	3.6%	596
Wells Fargo	750,000	290,237	290,403	216,734	73,669	5.8%	473
Barclays	750,000	443,845	443,620	316,524	127,096	10.0%	590
Morgan Stanley Bank	500,000	434,630	433,948	326,199	107,749	8.5%	489
JP Morgan Chase Bank	649,546	778,453	777,862	457,041	320,821	25.3%	1,764
US Bank	139,960	101,372	101,599	69,649	31,950	2.5%	1,286
Bank of America(5)	200,000	117,393	117,637	87,119	30,518	2.4%	637
Total / Weighted Average	$3,239,506	$2,262,311	$2,261,912	$1,524,175	$737,737		938

(1)	Loan amounts shown in the table include interest receivable of $10.4 million and are net of premium, discount and origination fees of $11.8 million.
(2)	Loan amounts shown in the table include interest payable of $1.0 million and do not reflect unamortized deferred financing fees of $8.3 million.
(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

Maximum commitment amount was reduced from $750.0 million to $250.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The secured credit agreement has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.

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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans and CRE debt securities, including counterparty concentration risks, at December 31, 2019 (dollars in thousands):

	December 31, 2019
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$750,000	$288,032	$289,674	$45,900	$243,774	16.6%	962
Wells Fargo	750,000	593,742	594,832	395,039	199,793	13.6%	839
Barclays	750,000	542,927	542,191	432,399	109,792	7.5%	956
Morgan Stanley Bank(4)	500,000	519,638	518,048	395,356	122,692	8.4%	N/A
JP Morgan Chase Bank	400,000	300,677	297,248	218,744	78,504	5.4%	1,328
US Bank	152,240	173,741	173,045	136,734	36,311	2.5%	1,652
Bank of America	500,000	182,882	183,326	145,721	37,605	2.6%	1,003
Subtotal / Weighted Average	$3,802,240	$2,601,639	$2,598,364	$1,769,893	$828,471		1,181

CRE Debt Securities Financings	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amounts Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity(4)
Goldman Sachs Bank	$81,143	$94,629	$108,414	$81,362	$27,052	1.8%	12
JP Morgan	475,881	$544,105	$546,260	$476,307	$69,953	4.8%	17
Wells Fargo	135,774	$161,153	$148,738	$136,021	$12,717	0.9%	16
Royal Bank of Canada	—	—	—	—	—	—	—
Subtotal / Weighted Average	$692,798	$799,887	$803,412	$693,690	$109,722		16
Total / Weighted Average - Loans and CRE Debt Securities	$4,495,038	$3,401,526	$3,401,776	$2,463,583	$938,193		707

(1)

Loan amounts shown in the table include interest receivable of $13.0 million and are net of premium, discount and origination fees of $16.7 million. Amounts for CRE debt securities shown in the table include interest receivable of $2.3 million and are net of premium, discount, and unrealized gains of $1.2 million.

(2)

Loan amounts shown in the table include interest payable of $2.5 million and do not reflect unamortized deferred financing fees of $10.3 million. Amounts for CRE debt securities shown in the table include interest payable of $0.9 million.

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

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock is outstanding, the Company is required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries and is included in the calculation of total equity. The Company was in compliance with the financial covenant relating to the Series B Preferred Stock as of December 31, 2020.

Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of December 31, 2020 and December 31, 2019.

Negative impacts on the Company’s business caused by COVID-19 have and may continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Mortgage Loan Payable

The Company through a special purpose entity is a borrower under a $50.0 million mortgage loan secured by a first deed of trust against two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres acquired by the Company through a deed-in-lieu of foreclosure. Refer to Note 5 for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company has posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term.

Asset-Specific Financings

As of December 31, 2020, the Company had no asset-specific financing arrangements to finance certain of its lending activities. On April 2, 2019, the Company entered into an asset-specific financing with an institutional lender that was secured by one loan held for investment. The asset-specific financing did not provide for additional advances. The initial maturity of this agreement was October 9, 2020. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, the Company took ownership of the Property pursuant to a negotiated deed-in-lieu of foreclosure and retired the asset-specific financing arrangement.

The asset specific financing arrangements included various covenants covering net worth, liquidity, recourse limitations, and debt coverage. The Company was in compliance with all covenants to the extent that balances were outstanding as of December 31, 2019.

(8) Schedule of Maturities

The future principal payments for the five years subsequent to December 31, 2020 and thereafter are as follows (in thousands):

	Collateralized loan obligations(1)	Secured credit facilities(2)	Mortgage Loan Payable
2021	$—	$50,885	$—
2022	329,469	1,015,334	50,000
2023	490,718	456,639	—
2024	870,347	—	—
2025	144,226	—	—
Thereafter	—	—	—
Total	$1,834,760	$1,522,858	$50,000

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

(9) Fair Value Measurements

The Company’s consolidated balance sheets include Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At December 31, 2020, the Company had $311.2 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheets also include loans held for investment, the assets and liabilities of TRTX 2018-FL2 and TRTX 2019-FL3 as of December 31, 2020 and December 31, 2019, and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest. The Company had no non-recurring fair value items as of December 31, 2019.

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,456,460	$—	$—	$4,472,984
Financial Liabilities
Collateralized Loan Obligations	1,825,568	—	—	1,834,760
Secured Financing Agreements	1,514,028	—	—	1,532,910
Mortgage Loan Payable	49,147	—	—	49,147

	December 31, 2019
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Available for sale CRE Debt Securities	$787,552	$—	$787,552	$—
Loans Held for Investment	4,980,389	—	—	5,004,379
Financial Liabilities
Collateralized Loan Obligations	1,806,428	—	—	1,806,428
Secured Financing Agreements	2,525,128	—	—	2,525,128

Level III fair values were determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on loan to value, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine a market spread that was added to the one-month LIBOR forward curve. There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the estimated fair value of loans held for investment was $4.5 billion, which approximated carrying value, due to an increase since February 2020 in credit spreads on transitional first mortgage loans due primarily to the COVID-19 pandemic. At December 31, 2019, the estimated fair value of loans held for investment was $5.0 billion , which approximated carrying value, because contractual loan credit spreads reflected then-current market terms. The weighted average gross spread at December 31, 2020 and December 31, 2019 was 3.18% and 3.48%, respectively. The weighted average years to maturity at December 31, 2020 and December 31, 2019 was 3.1 years and 3.8 years, respectively, assuming full extension of all loans.

At December 31, 2020, the estimated fair value of the secured financing agreements was $1.5 billion, which approximated carrying value, due to an increase since February 2020 in credit spreads on similar credit arrangements due to the COVID-19 pandemic. At December 31, 2019, the carrying value of the secured financing agreements approximated fair value as the then-current borrowing spreads reflected market terms. At December 31, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities was $1.8 billion, which approximated carrying value. Observed credit spreads for both categories of liabilities widened between February and June, and have since narrowed, especially for higher-quality borrowers, collateral managers, and loan portfolios. At December 31, 2019, the carrying value of the assets and liabilities of TRTX 2019-FL3 and TRTX 2018-FL2 approximated fair value as then-current lending and borrowing spreads reflected market terms.

Changes in assets and liabilities with Level III fair values for the twelve months ended December 31, 2020 and 2019 are as follows:

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Mortgage Loan Payable	Total
Balance at December 31, 2019	$5,004,379	$1,806,428	$2,525,128	$—	$9,335,935
Additions	—	—	—	49,147	49,147
Change in fair value	(531,395)	28,332	(992,218)	—	(1,495,281)
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—
Disposals	—	—	—	—	—
Balance at December 31, 2020	$4,472,984	$1,834,760	$1,532,910	$49,147	$7,889,801

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Total
Balance at December 31, 2018	$4,317,844	$1,509,930	$1,639,953	$7,467,727
Additions	—	—	—	—
Change in fair value	686,535	296,498	885,175	1,868,208
Transfers into Level III	—	—	—	—
Transfers out of Level III	—	—	—	—
Disposals	—	—	—	—
Balance at December 31, 2019	$5,004,379	$1,806,428	$2,525,128	$9,335,935

(10) Income Taxes

The Company indirectly owns 100% of the equity of multiple domestic taxable REIT subsidiaries (collectively “TRSs”), including certain of its TRTX 2018-FL1, TRTX 2018-FL2 and TRTX 2019-FL3 subsidiaries. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by taxing authorities until the related statute of limitations expires. The years open to examination generally range from 2017 to present.

The Company is subject to the income and indirect tax laws of the U.S., its states and municipalities in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction and unrecognized tax benefits related to potential losses that may arise from tax audits. As of December 31, 2020 and 2019, the Company has not accrued any liabilities for unrecognized tax benefits in its financial statement. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in other expense.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the years ended December 31, 2020 and 2019, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The following table details the income tax treatment for the Company’s common stock and Class A common stock dividends declared as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income dividends	$1.21	$1.72	$1.70
Capital gain dividends	—	—	0.01
Total dividends(1)	$1.21	$1.72	$1.71

(1)	Dividend per share amounts reflect the impact of the common stock and Class A common stock dividend paid upon the completion of our initial public offering.

For the twelve months ended December 31, 2020 and 2019, the Company incurred no state or local tax relating to its TRSs. For the twelve months ended December 31, 2020, 2019 and 2018, the Company recognized $0.3 million, $0.6 million, and $0.3 million, respectively, of federal, state and local tax expense. At December 31, 2020, 2019 and 2018, the Company’s effective tax rate was 0.2%, 0.5% and 0.3%, respectively.

As of December 31, 2020 and 2019, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 through April 2020, the Company sold all its CRE debt securities with an aggregate face value of $969.8 million, generating gross sales proceeds of $766.4 million. The Company recorded losses from these sales of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income and comprehensive income, which are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

(11) Related Party Transactions

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

Core Earnings, as defined in the Management Agreement, means the net income (loss) attributable to the holders of the Company’s common stock and Class A common stock and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses, including an allowance for credit losses, or other similar non-cash items that are included in net income for the applicable period, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

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

Management Fees Incurred and Paid for the years ended December 31, 2020, 2019 and 2018

For the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Incurred
Management Agreement fees	$20,767	$21,571	$19,364
Incentive Management Fee	—	7,146	4,384
Total Fees Incurred	$20,767	$28,717	$23,748

Paid
Management Fee	$21,031	$20,904	$18,954
Incentive Management Fee	1,629	6,661	3,864
Total Fees Paid	$22,660	$27,565	$22,818

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at December 31, 2020 and December 31, 2019 are $5.4 million and $7.3 million, respectively. No incentive management fee was earned during the twelve months ended December 31, 2020.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Manager and Company determined that $1.0 million, $1.0 million, and $1.2 million, respectively, of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager has agreed that it will not seek reimbursement for reimbursable expenses in excess of the greater of (x) $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. For the twelve months ended December 31, 2020, the Company reimbursed to the Manager $250,000 of reimbursable expenses, and the Manager elected not to seek reimbursement for reimbursable amounts in excess thereof. There can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters. If the product of 20% multiplied by eligible reimbursable expenses is expected to exceed $1.0 million annually, the Manager is obligated to inform and review with the Company’s board of directors, the methodology and rationale for such an increase in advance of the delivery to the Company of a written request for reimbursement reflecting such increase. No such notice has been received by the Company as of December 31, 2020.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of December 31, 2020 and 2019, $0.2 million and $2.3 million, respectively, remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.

(12) (Loss) Earnings per Share

The Company calculates its basic and diluted (loss) earnings per share using the two-class method for all periods presented, since the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager, qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore have been included in the Company’s basic and diluted earnings per share calculation. For the twelve months ended December 31, 2020, 2019 and 2018, $0.8 million, $0.3 million and $0.2 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan (see Note 14 for details.)

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs will be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes. For the twelve months ended December 31, 2020, this adjustment totaled $3.2 million.

The computation of diluted (loss) earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants issued pursuant to the Company’s issuance of Series B Preferred Stock. The number of incremental shares is calculated utilizing the treasury stock method. For the twelve months ended December 31, 2020, the Warrants were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted (loss) earnings per common share (common stock and Class A common stock) based on the weighted-average number of shares of common stock outstanding for the twelve months ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net (Loss) Income Attributable to TPG RE Finance Trust, Inc.	$(151,511)	$126,298	$106,938
Participating Securities' Share in Earnings (Loss)	(832)	(676)	(194)
Accretion of Discount on Series B Preferred Stock	(3,189)	—	—
Net (Loss) Income Attributable to Common Stockholders	$(155,532)	$125,622	$106,744
Weighted Average Common Shares Outstanding, Basic and Diluted	76,656,756	72,743,171	63,034,806
(Loss) Earnings Per Common Share, Basic and Diluted(1)	$(2.03)	$1.73	$1.70

(1)

Basic and diluted (loss) earnings per share are computed independently based on the weighted-average shares of Class A common stock and common stock outstanding for each period. Accordingly, the sum of the quarterly earnings (loss) per share amounts may not agree to the total for the year.

(13) Stockholders’ Equity

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

On May 28, 2020, the Purchaser acquired the initial tranche, consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company retained an option to sell to the Purchaser the second and third tranches on or prior to December 31, 2020, provided notice of intent to sell is delivered to the Purchaser not later than December 11, 2020. Each of the second and third tranches consisted of 2,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 1,500,000 shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche. We allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

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

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. No Warrants have been exercised as of December 31, 2020.

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

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of December 31, 2020, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and the Company’s affiliate, TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock, $0.001 par value per share, pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. At December 31, 2020, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended December 31, 2020, the Company sold no shares of common stock under this arrangement. For the twelve months ended December 31, 2020, the Company sold 0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million. For the three and twelve months ended December 31, 2020, the Company paid commissions totaling $0.0 million and $0.2 million, respectively. For twelve months ended December 31, 2019, the Company sold 1.9 million shares of common stock at a weighted average price per share of $20.42 and gross proceeds of $38.0 million. The Company paid commissions totaling $0.5 million. The Company used the proceeds from the offering to originate commercial real estate loans and acquire CRE debt securities.

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

On August 10, 2018, the Company completed a common stock offering of 7.0 million shares at a net price to the Company of $19.82 per share generating net proceeds, of $138.7 million, after underwriting discounts. Proceeds were used repay certain borrowings under its secured credit facilities, and to originate or acquire commercial mortgage loans consistent with its investment strategy and investment guidelines. The Manager reimbursed offering costs of $0.7 million.

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

On December 15, 2020, the Company’s Board of Directors declared a dividend for the fourth quarter of 2020 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate. On December 15, 2020, the Company’s Board of Directors also declared a special cash dividend of $0.18 per share of common stock, or $14.0 million in the aggregate, attributable to the Company’s estimated 2020 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividend was paid on January 22, 2021 to holders of record of our common stock as of December 28, 2020.

On December 15, 2020, the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2020 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which dividend was paid on December 31, 2020 to the holder of record of our Series B Preferred Stock as of December 15, 2020.

For the years ended December 31, 2020 and December 31, 2019, common and Class A common stock dividends in the amount of $93.6 million and $128.4 million, respectively, were approved. As of December 31, 2020, and December 31, 2019, $29.5 million and $32.8 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

For the year ended December 31, 2020, Series B Preferred Stock dividends in the amount of $14.7 million were approved and paid.

(14) Share-Based Incentive Plan

The Company does not have any employees. As of December 31, 2020, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated in part through the issuance of share-based instruments.

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

The following table details the outstanding shares of common stock and the weighted-average grant date fair value per share for shares granted under the Incentive Plan, as of December 31, 2020:

	Common Stock	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	75,360	$19.44
Granted	278,540	18.84
Vested	(19,352)	19.44
Forfeited	(579)	19.44
Balance as of December 31, 2018	333,969	$18.94
Granted	396,410	20.52
Vested	(100,305)	19.02
Forfeited	(6,068)	18.78
Balance as of December 31, 2019	624,006	$19.93
Granted	386,003	11.05
Vested	(121,018)	20.30
Forfeited	—	—
Balance as of December 31, 2020	888,991	$16.09

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. The table below outlines how the awarded shares will vest over the next four years:

Vesting Year	Shares of Common Stock
2021	434,517
2022	198,881
2023	159,066
2024	96,527
888,991

As of December 31, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $10.9 million. This cost is expected to be recognized over a weighted average period of 0.4 years from December 31, 2020. For the twelve months ended December 31, 2020, 2019 and 2018, the Company recognized $5.8 million, $2.6 million and $0.7 million respectively, of share-based compensation expense.

During the year ended December 31, 2020, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. The deferred stock units were fully vested on the grant date and accrue dividends that are paid-in-kind on a quarterly basis. On June 5, 2020 and December 18, 2020, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units, each with an aggregate fair value of $0.3 million, which are included in share-based compensation expense as general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

During the year ended December 31, 2020, the Company accrued 420 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock and Class A common stock as of December 27, 2020.

During the year ended December 31, 2019, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. The deferred stock units were fully vested on the grant date and accrue dividends that are paid-in-kind on a quarterly basis. On May 14, 2019, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units with an aggregate fair value of $0.3 million, which is included in share-based compensation expense as general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

During the year ended December 31, 2019, the Company accrued 420 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock and Class A common stock as of December 27, 2019.

(15) Commitments and Contingencies

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

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. As of December 31, 2020, and December 31, 2019, the Company had $423.5 million and $630.6 million, respectively, of unfunded commitments related to loans held for investment. These commitments are not reflected on the consolidated balance sheets.

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

As of December 31, 2020, and December 31, 2019, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(16) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of December 31, 2020 and December 31, 2019 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of December 31, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,756,338	$356,034	55.7%	$2,400,304	53.0%
Multifamily	804,838	24,001	16.3	781,137	17.3
Hotel	737,293	9,864	14.9	731,487	16.2
Mixed-Use	586,993	31,398	11.9	555,595	12.3
Condominium	25,049	—	0.5	25,049	0.6
Retail	33,000	2,190	0.7	31,153	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

	As of December 31, 2019
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,925,749	$438,800	52.0%	$2,486,949	49.9%
Multifamily	1,104,946	69,061	19.6	1,035,885	20.7
Hotel	752,293	40,088	13.4	712,205	14.2
Mixed-Use	604,993	78,835	10.7	526,158	10.5
Condominium	95,784	1,524	1.7	94,260	1.9
Retail	33,000	2,281	0.6	30,719	0.6
Other	112,000	—	2.0	112,000	2.2
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.7 million and $0.0 million at December 31, 2020 and December 31, 2019, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current unpaid principal balance as of December 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

	December 31, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,009,022	$152,487	40.6%	$1,856,535	41.0%
South	1,289,141	97,405	26.1	1,192,852	26.4
West	1,128,897	121,738	22.8	1,009,589	22.3
Midwest	428,351	49,478	8.7	379,173	8.4
Various	88,100	2,379	1.8	86,576	1.9
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

	December 31, 2019
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,182,659	$214,938	38.7%	$1,967,721	39.4%
West	1,397,431	201,690	24.8	1,195,741	23.9
South	1,342,794	124,939	23.9	1,217,855	24.4
Midwest	482,804	83,178	8.6	399,626	8.0
Various	223,077	5,844	4.0	217,233	4.3
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.7 million and $0.0 million at December 31, 2020 and December 31, 2019, respectively.

Category

A summary of the loan portfolio by category as of December 31, 2020 and December 31, 2019 based on total loan commitment and current unpaid principal balance is as follows (dollars in thousands):

	December 31, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Light Transitional	$1,937,644	$173,518	39.2%	$1,764,126	39.0%
Moderate Transitional	1,633,131	224,532	33.0	1,410,145	31.2
Bridge	1,337,736	22,953	27.1	1,317,938	29.1
Construction	35,000	2,484	0.7	32,516	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

	December 31, 2019
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Bridge	$2,001,962	$49,057	35.6%	$1,952,905	39.1%
Light Transitional	1,890,762	219,138	33.6	1,671,624	33.4
Moderate Transitional	1,701,041	347,394	30.2	1,353,647	27.1
Construction	35,000	15,000	0.6	20,000	0.4
Total	$5,628,765	$630,589	100.0%	$4,998,176	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.7 million and $0.0 million at December 31, 2020 and December 31, 2019, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additional regional surges in infection rates or reversed re-openings could adversely affect the Company’s loan investments secured by properties in these regions.

(17) Subsequent Events

The following events occurred subsequent to December 31, 2020:

•	On February 16, 2020, the Company extended for a term of one year, through May 4, 2022, the existing secured credit facility with Morgan Stanley Bank with a commitment amount of $500.0 million.
•

As of February 23, 2021, the Company is in the process of closing one first mortgage loan with a total commitment of $50.2 million, and an expected initial funding amount of $47.7 million. This loan will be funded with a combination of cash-on-hand and borrowings.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2020

(Dollars in Thousands)

Type of Loan/Borrower Senior Mortgage Loans (1)	Description / Location	Interest Payment Rates	Extended Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Unpaid Principal Balance	Carrying Amount of Loans (5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / New York	L+1.6%	2024	I/O	$—	$283,574	$282,238
Borrower B	Senior Loan / Various	L+2.9%	2024	I/O	—	204,085	203,126
Borrower C	Senior Loan / Philadelphia	L+2.7%	2023	I/O	—	185,330	184,596
Borrower D	Senior Loan / Detroit	L+3.6%	2024	I/O	—	184,045	183,906
Borrower E	Senior Loan / New York	L+2.9%	2024	I/O	—	181,489	180,435
Borrower F	Senior Loan / San Diego	L+3.0%	2024	I/O	—	173,764	172,609
Borrower G	Senior Loan / Brookhaven (Atlanta)	L+3.4%	2024	I/O	—	171,276	170,266
Borrower H	Senior Loan / Philadelphia	L+4.3%	2022	I/O	—	167,205	165,675
Borrower I	Senior Loan / Charlotte	L+3.8%	2022	I/O	—	165,000	161,485
Borrower J	Senior Loan / Various	L+3.8%	2023	I/O	—	161,545	161,180
Borrower K	Senior Loan / Houston	L+2.8%	2023	I/O	—	155,965	149,932
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Office / Diversified	Floating L+2.5% - 3.9%	2022 - 2025	IO	—	$1,053,620	$1,045,614
Senior Loan	Multifamily / Diversified	Floating L+2.7% - 3.5%	2020 - 2025	IO	—	415,507	409,084
Senior Loan	Mixed-Use / Diversified	Floating L+2.6% - 3.9%	2021 - 2024	IO	—	399,630	397,009
Senior Loan	Hotel / Diversified	Floating L+3.0% - 10.3%	2022 - 2024	IO	—	533,972	511,865
Senior Loan	Condominium / Diversified	Floating L+5.1% - 5.1%	2020 - 2021	IO	—	25,049	25,048
Senior Loan	Retail / CA	Floating L+3.7% - 3.7%	2023	IO	—	31,153	21,770
Total senior loans					$—	$4,492,209	$4,425,838
Subordinate loans (6)
Subordinate loans less than 3% of the carrying amount of total loans
Senior Loan	Hotel / CA	Floating L+10.3%	2025	IO	—	32,516	30,622
Total subordinate loans					$—	$32,516	$30,622
Total Loans					$—	$4,524,725	$4,456,460

(1)	Includes senior mortgage loans, related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Extended maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third-party liens.
(5)	The aggregate tax basis of the loans is $4.5 billion as of December 31, 2020.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-1

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2020	2019	2018
Balance at January 1,	$4,980,389	$4,293,787	$3,175,672
Additions during period:
Loans originated	430,050	2,341,692	2,071,391
Additional fundings	237,856	268,356	258,308
Amortization of deferred fees and expenses	11,345	16,345	16,907
Deductions during period:
Collection of principal	(885,565)	(1,880,222)	(1,150,241)
Loan sales	(145,675)	(59,569)	(78,250)
Loan extinguishment on conversion to REO	(112,000)	—	—
Allowance for credit losses	(59,940)	—	—
Balance at December 31,	$4,456,460	$4,980,389	$4,293,787

S-2