Form 10-Q
period 2021-03-31
TPG RE Finance Trust, Inc.
filed 2021-05-04
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 76,897,102 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2021, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

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

•

the ultimate geographic spread, severity and duration of pandemics such as the outbreak of novel coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with our Manager (as defined below);
•	the potential unavailability of the London Interbank Offered Rate (“LIBOR”) after December 31, 2021, or after June 30, 2023;
•	conflicts with TPG (as defined below) and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS(1)
Cash and Cash Equivalents	$301,607	$319,669
Restricted Cash	813	—
Accounts Receivable	755	785
Collateralized Loan Obligation Proceeds Held at Trustee	310,070	174
Accounts Receivable from Servicer/Trustee	177	418
Accrued Interest and Fees Receivable	29,229	27,391
Loans Held for Investment	4,580,179	4,516,400
Allowance for Credit Losses	(56,641)	(59,940)
Loans Held for Investment, Net (includes $1,305,947 and $2,259,467, respectively, pledged as collateral under secured credit facilities)	4,523,538	4,456,460
Real Estate Owned	99,200	99,200
Other Assets	3,871	4,646
Total Assets	5,269,260	$4,908,743
LIABILITIES AND EQUITY(1)
Liabilities
Accrued Interest Payable	$2,379	$2,630
Accrued Expenses and Other Liabilities	10,440	14,450
Secured Credit Agreements (net of deferred financing costs of $5,869 and $8,831, respectively)	854,998	1,514,028
Collateralized Loan Obligations (net of deferred financing costs of $16,338 and $9,192, respectively)	2,851,709	1,825,568
Mortgage Loan Payable (net of deferred financing costs of $783 and $853)	49,217	49,147
Payable to Affiliates	5,094	5,570
Deferred Revenue	1,682	1,418
Dividends Payable	15,510	29,481
Total Liabilities	3,791,029	3,442,292
Commitments and Contingencies—See Note 15
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 13,000,000 and 13,000,000 shares authorized, respectively; 9,000,000 and 9,000,000 shares issued and outstanding, respectively)	201,003	199,551
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Common Stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 76,897,102 and 76,787,006 shares issued and outstanding, respectively)	77	77
Additional Paid-in-Capital	1,559,685	1,559,681
Accumulated Deficit	(282,534)	(292,858)
Total Stockholders' Equity	$1,277,228	$1,266,900
Total Permanent Equity	$1,277,228	$1,266,900
Total Liabilities and Equity	$5,269,260	$4,908,743

(1)

The Company’s consolidated Total Assets and Total Liabilities at March 31, 2021 include assets and liabilities of variable interest entities (“VIEs”) of $3.5 billion and $2.9 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities at December 31, 2020 include assets and liabilities of VIEs of $2.3 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 6 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest Income	$58,148	$81,749
Interest Expense	(20,290)	(38,457)
Net Interest Income	37,858	43,292
OTHER REVENUE
Other Income, net	96	328
Total Other Revenue	96	328
OTHER EXPENSES
Professional Fees	1,198	1,819
General and Administrative	1,030	980
Stock Compensation Expense	1,456	1,401
Servicing and Asset Management Fees	328	276
Management Fee	5,094	5,000
Total Other Expenses	9,106	9,476
Securities Impairments	—	(203,493)
Credit Loss Benefit (Expense)	4,038	(63,348)
Income (Loss) Before Income Taxes	32,886	(232,697)
Income Tax Expense, net	(931)	(93)
Net Income (Loss)	$31,955	$(232,790)
Series A Preferred Stock Dividends	(4)	(3)
Series B Cumulative Redeemable Preferred Stock Dividends	(6,120)	—
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$25,831	$(232,793)
Earnings (Loss) per Common Share, Basic	$0.32	$(3.05)
Earnings (Loss) per Common Share, Diluted	$0.30	$(3.05)
Weighted Average Number of Common Shares Outstanding
Basic:	76,895,615	76,465,322
Diluted:	80,673,236	76,465,322
OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$31,955	$(232,790)
Unrealized Loss on Available-for-Sale Debt Securities	—	(974)
Comprehensive Net Income (Loss)	$31,955	$(233,764)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2021	125	$—	76,787,006	$77	—	$—	$1,559,681	$(292,858)	$—	$1,266,900	$199,551
Issuance of Common Stock	—	—	110,096	—	—	—	—	—	—	—	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,456	—	—	1,456	—
Net Income	—	—	—	—	—	—	—	31,955	—	31,955	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,124)	—	(6,124)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(1,452)	—	—	(1,452)	1,452
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—		—	—	—	—	(15,507)	—	(15,507)	—
March 31, 2021	125	$—	76,897,102	$77	—	$—	$1,559,685	$(282,534)	$—	$1,277,228	$201,003

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401	—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)	—
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413	$—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$31,955	$(232,790)
Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(1,600)	(3,194)
Amortization of Deferred Financing Costs	3,818	3,340
Increase in Capitalized Accrued Interest	(816)	—
Loss on Sales of Loans Held for Investment and CRE Debt Securities, Net	—	203,493
Stock Compensation Expense	1,456	1,401
(Benefit) Allowance for Credit Loss Expense	(4,038)	63,348
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	30	2,338
Accrued Interest Receivable	(1,447)	102
Accrued Expenses and Other Liabilities	(3,329)	2,748
Accrued Interest Payable	(250)	(1,533)
Payable to Affiliates	(478)	(1,550)
Deferred Fee Income	264	125
Other Assets	775	(302)
Net Cash Provided by Operating Activities	26,340	37,526
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(37,091)	(351,650)
Advances on Loans Held for Investment	(29,566)	(61,720)
Principal Repayments of Loans Held for Investment	4,314	312,687
Purchase of Available-for-Sale CRE Debt Securities	—	(168,888)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	—	86,439
Net Cash Used in Investing Activities	(62,343)	(183,132)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(4,212)	—
Proceeds from Collateralized Loan Obligation	728,434	—
Payments on Secured Credit Agreements - Loan Investments	(661,991)	(337,306)
Proceeds from Secured Credit Agreements - Loan Investments	—	612,861
Payments on Secured Credit Agreements - CRE Debt Securities	—	(216,638)
Proceeds from Secured Credit Agreements - CRE Debt Securities	—	132,122
Payment of Deferred Financing Costs	(7,875)	(421)
Proceeds from Issuance of Common Stock	—	12,895
Dividends Paid on Common Stock	(29,482)	(32,551)
Dividends Paid on Class A Common Stock	—	(284)
Dividends Paid on Series B Cumulative Redeemable Preferred Stock	(6,120)	—
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	—	(206)
Net Cash Provided by Financing Activities	18,754	170,472
Net Change in Cash, Cash Equivalents, and Restricted Cash	(17,249)	24,866
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	319,669	79,666
Cash, Cash Equivalents and Restricted Cash at End of Period	$302,420	$104,532
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$16,723	$36,090
Taxes Paid	$852	$4
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Collateralized Loan Obligation Proceeds Held at Trustee	$308,916	$—
Dividends Declared, not paid	$15,510	$33,222
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, Net	$1,154	$881
Change in Accrued Deferred Financing Costs	$58	$484
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities Held by Servicer/Trustee, Net	$—	$33,983
Unrealized Loss on Available-for-Sale CRE Debt Securities	$—	$(974)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company”) is organized as a holding company and conducts its operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a Delaware limited liability company that is wholly owned by the Company, and Holdco’s direct and indirect subsidiaries. The Company conducts its operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is generally not subject to U.S. federal income taxes on its REIT taxable income to the extent that it annually distributes all of its REIT taxable income to stockholders and maintain its qualification as a REIT. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 24, 2021.

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

COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. Many jurisdictions have re-opened with social distancing measures implemented to curtail the spread of COVID-19, and multiple vaccines have been approved for use in the United States. Although the Company has observed preliminary signs of economic recovery, the Company cannot predict the time required for a meaningful economic recovery to take place. Additional surges in new cases of COVID-19 and mutated strains of the virus have caused additional quarantines and lockdowns, which could delay any economic recovery. The nationwide vaccination program is ongoing and its effectiveness remains uncertain. These factors could further materially and adversely affect the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty surrounding the severity and duration of the outbreak, including possible recurrences and differing economic and social impacts of the outbreak in various regions of the United States, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment and effectiveness of vaccines approved for COVID-19, (vi) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19, and (vii) the negative impact on the Company’s borrowers, real estate values and cost of capital.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income. Amounts related to Collateralized Loan Obligation Proceeds Held at Trustee were reclassified from Accounts Receivable from Servicer/Trustee balance in prior period balance sheet to conform to current period presentation.

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

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC 810”) provides guidance on the identification of a variable interest entity (“VIE”), for which control is achieved through means other than voting rights, and the determination of which business enterprise, if any, should consolidate the VIE. An entity is considered a VIE if any of the following applies: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which the Company is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company determined that TRTX 2021-FL4, a collateralized loan obligation issued on March 31, 2021, is a VIE and is consolidated in accordance with GAAP. See Note 6 for details regarding issuance of TRTX 2021-FL4.

At each reporting date, the Company reconsiders its primary beneficiary conclusions for all its VIEs to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant, and will consolidate or not consolidate in accordance with GAAP. See Note 6 for details.

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing, or if timely collection of principal and interest is doubtful. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case the PIK interest is written off.

All interest accrued but not received for loans placed on non-accrual status is subtracted from interest income at the time the loan is placed on non-accrual status. Based on the Company’s judgment as to the collectability of principal, a loan on non-accrual status is either accounted for on a cash basis, where interest income is recognized only upon receipt of cash for interest payments, or on a cost-recovery basis, where all cash receipts reduce the loan’s carrying value, and interest income is only recorded when such carrying value has been fully recovered.

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

When loans are designated as held for investment, the Company’s intent is to hold the loans for the foreseeable future or until maturity or repayment. If subsequent changes in real estate or capital markets occur, the Company may change its intent or its assessment of its ability to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at the lower of cost or fair value in accordance with GAAP.

Non-Accrual Loans

Loans are placed on non-accrual status when the full and timely collection of principal and interest is doubtful, generally when: management determines that the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; the loan becomes 90 days or more past due for principal and interest; or the loan experiences a maturity default. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled contractual payments by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, the Company grants a concession to a borrower experiencing financial difficulty that the Company would not otherwise consider. The Company does not consider a restructuring that includes an insignificant delay in payment as a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal balance of the loan or collateral value, and the contractual amount due, or the delay in timing of the restructured payment period, is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are non-performing as of the date of modification usually remain on non-accrual status until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, which is generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

Credit Losses

Allowance for Credit Losses for Loans Held for Investment

On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses inherent in non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectable accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.

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

The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in an entity that owns real estate. As a result, the Company regularly evaluates on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

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

The Company’s CECL reserve reflects its estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimations include unemployment rates, interest rates, price indices for commercial property, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. The forecasts are embedded in the licensed model that the Company uses to estimate its CECL reserve as discussed below. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

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

Credit Loss Measurement

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: a loss-given-default (“LGD”) model-based approach utilized for substantially all of its loans; and an individually-assessed approach for loans that the Company concludes are ill-suited for use in the model-based approach, or are individually-assessed based on accounting guidance contained in the CECL framework.

Once the expected credit loss amount is determined, an allowance for credit losses equal to the calculated expected credit loss is established. Consistent with ASC 326, a loan will be charged off through the allowance for credit losses when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, but non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible; that is, repayment is deemed to be delayed beyond reasonable time frames, or the loss becomes evident due to the borrower’s lack of assets and liquidity, or the borrower’s sponsor is unwilling or unable to support the loan. This policy is reflective of the investor’s economics as it relates to the ultimate realization of the loan.

Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach

The model-based approach to measure the allowance for credit losses relates to loans which are not individually-assessed.

The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 100,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to estimate the allowance for credit losses. This methodology considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information based on systematic methodology determined at the input level. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach

In instances where the unique attributes of a loan investment render it ill-suited for the model-based approach because it no longer shares risk characteristics with other loans, or because the Company concludes repayment of the loan is entirely collateral-dependent, or when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan, the Company separately evaluates the amount of expected credit loss using other real estate valuation techniques, considering substantially the same credit factors as utilized in the model-dependent method. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, if repayment is expected solely from the collateral, as determined by management using valuation techniques, frequently discounted cash flow. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the collateral.

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

Declines in fair value of AFS debt securities in an unrealized loss position that were not due to credit losses, such as declines due to changes in market interest rates, were recorded through other comprehensive income. Any impairment that had not been recorded through an allowance for credit losses was recognized in other comprehensive income. Unrealized gains and losses on AFS debt securities presented in the consolidated statements of income (loss) and comprehensive income (loss) included the reversal of unrealized gains and losses at the time gains or losses were realized.

Real Estate Owned

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (REO) held for investment until the Company makes a determination to sell. The Company's cost basis in REO is equal to the estimated fair value of the collateral at the date of acquisition, less estimated costs to sell. The estimated fair value of the REO is determined using a discounted cash flow model using inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the fair value of the REO is lower than the carrying value of the loan, the difference, along with any previously recorded specific CECL reserve, is recorded as a realized loss in the consolidated statements of income (loss) and comprehensive income (loss). Thereafter, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the assets, potentially leading to impairment. REO is not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Any impairment loss, revenue and expenses from operations of the properties and resulting gains or losses on sale are included within the consolidated statements of income (loss) and comprehensive income (loss) in Other Income, net.

Portfolio Financing Arrangements

The Company finances its portfolio of loans, or participation interests therein, and REO using secured credit agreements, including secured credit facilities, mortgage loans payable, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income (loss) and comprehensive income (loss).

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2021, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loan so transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

For more information regarding the Company’s portfolio financing arrangements, see Note 7.

Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents and restricted cash. The three levels of inputs that may be used to measure fair value are as follows:

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

•

Secured credit facilities and mortgage loan payable: based on the rate at which a similar secured credit facility or mortgage loan payable would currently be priced, as corroborated by inquiry of other market participants.

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

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have and continue to experience extreme volatility, sharply reduced transaction volume, reduced liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for the Company’s management to formulate assumptions to measure the fair value of the Company’s assets.

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

Share-Based Compensation

Share-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. These share-based awards generally vest in installments over a fixed period of time. Deferred stock units granted to the Company’s Board of Directors fully vest on the grant date and accrue dividends that are paid-

in kind through additional deferred stock units on a quarterly basis. Compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations, secured credit arrangements, and mortgage loan payable on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured credit arrangements other than our CRE CLOs, the initial term of the financing arrangement, or in case of costs directly associated with the loan, over the life of the facility or the loan, whichever is shorter; (b) for deferred financing costs related to mortgage loan payable, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c) for CRE CLOs issued by the Company’s subsidiaries, over the estimated life of the liabilities issued based on the initial maturity dates of the underlying loans currently held by each trust based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, all as of the closing date.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2021 and December 31, 2019. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $10 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $10.8 million and $19.1 million, respectively, at March 31, 2021 and December 31, 2020.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Collateralized Loan Obligation Proceeds Held at Trustee

Collateralized Loan Obligation Proceeds Held at Trustee represent the TRTX 2021-FL4 Ramp-Up Account in an amount of approximately $308.9 million available to purchase eligible collateral interests from the Company during a ramp-up period of approximately six months following the FL4 Closing Date. See Note 6 for details of the TRTX 2021-FL4 issuance. Also included is cash held by the Company’s CRE CLOs pending reinvestment in eligible collateral.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan activities that have not been remitted to the Company based on established servicing and borrowing procedures. Such amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 13 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method, as described in Note 13. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for the Company immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it does occur. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

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

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to belong to a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $14.3 million and $14.0 million as of March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, the Company originated one mortgage loan, with a total commitment of $45.4 million, an initial unpaid principal balance of $37.5 million, and unfunded commitment at closing of $7.9 million.

The following table details overall statistics for the Company’s loan portfolio as of March 31, 2021 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Balance Sheet Portfolio	Total Loan Portfolio	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	58	59	57	58
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$4,983,745	$5,115,745	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,587,358	$4,587,358	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$401,726	$401,726	$423,487	$423,487
Amortized cost	$4,580,179	$4,580,179	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.2%	3.2%	3.2%	3.2%
Weighted average all-in yield(4)	5.2%	5.2%	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	2.9	2.9	3.1	3.1

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. At March 31, 2021, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $5.5 million as of March 31, 2021.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of March 31, 2021, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of March 31, 2021, based on the unpaid principal balance of the Company’s total loan exposure, 23.0% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 77.0% were open to repayment by the borrower without penalty.

The following tables present an overview of the mortgage loan investment portfolio by loan seniority as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,553,826	$(7,046)	$4,546,780
Subordinated and mezzanine loans	33,532	(133)	33,399
Total	$4,587,358	$(7,179)	$4,580,179
Allowance for credit losses			(56,641)
Loans Held for Investment, Net			$4,523,538

	December 31, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,492,209	$(8,161)	$4,484,048
Subordinated and mezzanine loans	32,516	(164)	32,352
Total	$4,524,725	$(8,325)	$4,516,400
Allowance for credit losses			(59,940)
Loans Held for Investment, Net			$4,456,460

For the three months ended March 31, 2021, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance at December 31, 2020	$4,456,460
Additions during the period:
Loans originated and acquired	37,091
Additional fundings	30,382
Amortization of origination fees	1,600
Deductions during the period:
Collection of principal	(5,294)
Change in allowance for credit losses	3,299
Balance at March 31, 2021	$4,523,538

At March 31, 2021 and December 31, 2020, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

At March 31, 2021 and December 31, 2020, there was $7.2 million and $8.3 million, respectively, of unamortized loan fees and discounts included in loans held for investment, net in the consolidated balance sheets. The Company did not recognize any accelerated fee component of prepayment fees during the three months ended March 31, 2021 and 2020, and recognized $0 million and $0.3 million of such payments, respectively, during the three months ended March 31, 2021 and 2020.

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

The following tables present amortized cost basis by origination year, grouped by risk rating, as of March 31, 2021 (dollars in thousands):

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	31,863	337,382	—	—	369,245
3	37,098	251,019	1,696,788	1,102,412	255,407	—	3,342,724
4	—	—	434,291	46,910	297,382	25,049	803,632
5	—	—	—	31,179	—	—	31,179
Total mortgage loans	$37,098	$251,019	$2,162,942	$1,517,883	$552,789	$25,049	$4,546,780
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	33,399	—	—	—	33,399
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	33,399	—	—	—	33,399
Total	$37,098	$251,019	$2,196,341	$1,517,883	$552,789	$25,049	$4,580,179

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	337,738	—	—	337,738
3	247,770	1,705,783	1,099,503	255,255	—	3,308,311
4	—	433,334	46,882	301,628	25,049	806,893
5	—	—	31,106	—	—	31,106
Total mortgage loans	$247,770	$2,139,117	$1,515,229	$556,883	$25,049	$4,484,048
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	32,352	—	—	—	32,352
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	32,352	—	—	—	32,352
Total	$247,770	$2,171,469	$1,515,229	$556,883	$25,049	$4,516,400

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost, and results of the Company’s internal risk rating review performed as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Rating	March 31, 2021	December 31, 2020
1	$—	$—
2	369,245	337,738
3	3,376,123	3,340,663
4	803,632	806,893
5	31,179	31,106
Total	$4,580,179	$4,516,400
Allowance for Credit Losses	(56,641)	(59,940)
Carrying Value	$4,523,538	$4,456,460
Weighted Average Risk Rating(1)	3.1	3.1

(1)	Weighted Average Risk Rating calculated based on amortized cost balance at period end.

The weighted average risk ratings of the Company’s loans remain unchanged at 3.1 as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Company upgraded one loan from risk category “3” to “2” because the collateral property achieved lease occupancy at rents in excess of underwriting.

 Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of March 31, 2021. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss levels, see Note 2.

The following tables present activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31, 2021
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2020	$58,210	$1,730	$59,940
Decrease in CECL reserve	(3,055)	(244)	(3,299)
Subtotal	55,155	1,486	56,641

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2020	2,756	132	2,888
Decrease in CECL reserve	(672)	(67)	(739)
Subtotal	2,084	65	2,149

Total allowance for credit losses	$57,239	$1,551	$58,790

	For the Three Months Ended March 31, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	16,903	880	17,783
Increase in CECL reserve	56,717	1,158	57,875
Subtotal	73,620	2,038	75,658

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2019	—	—	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	1,862	—	1,862
Increase in CECL reserve	3,945	1,528	5,473
Subtotal	5,807	1,528	7,335

Total allowance for credit losses	$79,427	$3,566	$82,993

During the three months ended March 31, 2021, the Company recorded a decrease of $4.0 million in the allowance for credit losses, thus reducing the total CECL reserve to $58.8 million as of March 31, 2021. This decline was primarily due to expectations of improving macroeconomic conditions and actual improvements in operating results for many collateral properties adversely affected by COVID-19. For the three months ended March 31, 2020, the allowance for credit losses increased to $83.0 million, comprised of $19.6 million in connection with the adoption of ASC 326 on January 1, 2020, and $63.3 million increase in provision due to changes in economic outlook resulting from the impact of the COVID-19 pandemic. The average risk ratings of the Company’s loans remain unchanged at 3.1 as of March 31, 2021 and December 31, 2020. The overall economic slowdown due to the COVID-19 pandemic has caused reduced investment sales and financing activity in most sectors of the commercial real estate capital markets, which may moderate the pace of loan repayments and likely impact commercial property values and valuation inputs. While the ultimate impact of these trends remains uncertain, the Company has made certain forward-looking adjustments to the inputs of its calculation of the allowance for credit losses to reflect uncertainty regarding the timing, strength and distribution of the economic recovery, and the post-COVID levels of economic activity that may result.

One loan secured by a retail property was on non-accrual status as of March 31, 2021 and December 31, 2020 due to a default caused by non-payment of interest in December 2020. The amortized cost of the loan was $31.2 million and $31.1 million as of March 31, 2021 and December 31, 2020, respectively. In accordance with the Company’s revenue recognition policy on loans placed on non-accrual status, the Company suspended accrual of interest income on this first mortgage loan. At March 31, 2021 and December 31, 2020, the Company determined that this first mortgage loan met the CECL framework’s criteria for individual assessment. Accordingly, the Company utilized the estimated fair value of the collateral on March 31, 2021 and December 31, 2020 to estimate a loan loss reserve of $10.0 million, which is included in the CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 12.5%, and a terminal capitalization rate of 7.5%. These inputs are based on the location, type and nature of the property, current and anticipated market conditions, and management’s knowledge, experience, and judgment. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may fail to pay interest which may result in additional loans being placed on non-accrual status during later periods.

During the three months ended March 31, 2021, the Company executed five loan modifications with borrowers. As of March 31, 2021, these loans had an aggregate commitment amount of $397.7 million and an aggregate unpaid principal balance of $393.5 million. None of these loan modifications trigger the requirements for accounting as TDRs. The Company’s loan modifications typically temporarily reduce the amount of cash interest collected, permit the accrual of a portion (typically not more than 50%) of the interest due, to be repaid at a later date by the borrower, and/or permit the use of existing reserves to pay interest and other property-level expenses, as well as providing accommodations on conditions for extension, such as waiving debt yield tests, and/or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors have made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to the Company. All of the modified loans are performing as of March 31, 2021. As of March 31, 2021, the aggregate number of modified loans outstanding was 11 with an unpaid principal balance of $943.5 million. Total PIK interest of $0.8 million on two loans was deferred and added to the outstanding loan principal during the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company collected 99.4% of interest collections, including PIK interest of 1.2%, compared to 96.7% of interest collections, including PIK interest of 1.7% during the three months ended December 31, 2020. The Company collected 99.1% of interest collections during the three months ended March 31, 2020. The Company did not defer any PIK interest during the three months ended March 31, 2020. The following table presents the activity in the PIK balance during the three months ended March 31, 2021 (dollars in thousands):

March 31, 2021
Balance at December 31, 2020	$4,701
PIK accrued	816
PIK repayments	—
Balance at March 31, 2021	$5,517

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of March 31, 2021 (dollars in thousands):

	Days Outstanding
	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$—	$—	$31,179	$31,179	$4,515,601	$4,546,780	$—
Subordinated and mezzanine loans	—	—	—	—	33,399	33,399	—
Total	$—	$—	$31,179	$31,179	$4,549,000	$4,580,179	$—

At December 31, 2020, all loans were current.

(4) Real Estate Owned

In December 2020, the Company acquired two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Property”) pursuant to a negotiated deed-in-lieu of foreclosure. At September 30, 2020, this property served as collateral for a first mortgage loan receivable held for investment with an unpaid principal balance of $112.0 million, an independently-assessed credit loss reserve of $12.8 million, and a net carrying value of $99.2 million. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, the Company took ownership of the Property, extinguished the first mortgage loan receivable, and realized a loss of $12.8 million, equal to the previously recorded specific CECL reserve on the first mortgage loan. At March 31, 2021, the Company continued to hold the Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. The Company’s estimate of the Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the Property, which is classified as Mortgage Loan Payable on the Company’s consolidated balance sheets. See Note 7 for details of the Mortgage Loan Payable.

For the three months ended March 31, 2021, operating revenues from the REO asset were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Available-for-Sale Debt Securities

As of March 31, 2021 and December 31, 2020, the Company did not own any CRE debt securities. The Company did not acquire any CRE debt securities during the three months ended March 31, 2021.

During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million in Securities Impairments on the consolidated statements of income (loss) and comprehensive income (loss).

During the quarter ended March 31, 2020, all but one of the Company’s CRE debt securities portfolio was pledged as collateral under daily mark-to-market secured credit facilities. Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the Company being required to post cash collateral with the Company’s lenders under these facilities. To mitigate the impact to the Company’s business from these developments, the Company decided to sell substantially all of the Company’s CRE debt securities portfolio. Accordingly, at March 31, 2020, the Company determined it no longer had the intent and ability to retain its investment portfolio of CRE debt securities, wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which is recognized as expense in Securities Impairments on the consolidated statements of income (loss) and comprehensive income (loss). During the three months ended March 31, 2020, the Company recorded a total loss of $203.5 million recognized as expense in Securities Impairments on the consolidated statements of income (loss) and comprehensive income (loss), offset by a small realized gain.

(6) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have outstanding at March 31, 2020 three collateralized loan obligations to finance approximately $3.2 billion or 69.0% of the Company’s loan investment portfolio, measured by unpaid principal balance.

On March 31, 2021 (the “FL4 Closing Date”), TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, entered into a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”) through its wholly-owned subsidiaries TRTX 2021-FL4 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL4 Issuer”), and TRTX 2021-FL4 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL4 Co-Issuer” and together with the FL4 Issuer, the “FL4 Issuers”). On the FL4 Closing Date, FL4 Issuer issued $1.25 billion principal amount of notes (the “FL4 Notes”). The FL4 Co-Issuer co-issued $1.04 billion principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL4 Notes, the FL4 Issuer also issued 112,500 preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL4 Preferred Shares” and, together with the FL4 Notes, the “FL4 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company (“FL4 Retention Holder”).

Proceeds from the issuance of the FL4 Securities were used to (i) purchase one commercial real estate whole loan (the “FL4 Closing Date Whole Loan”) and 17 pari passu participations in 17 separate commercial real estate whole loans (the “FL4 Closing Date Pari Passu Participations” and, together with the FL4 Closing Date Whole Loan, the “FL4 Closing Date Collateral Interests”), (ii) fund an account (the “FL4 Ramp-Up Account”) in an amount of approximately $308.9 million to be used to purchase eligible collateral interests during a ramp-up period of approximately six months following the Closing Date (the “FL4 Ramp-Up Collateral Interests,” and, together with the FL4 Whole Loans, the “FL4 Initial Collateral Interests”) and (iii) to distribute to the Company $104.8 million of cash for investment or other corporate uses. The FL4 Closing Date Collateral Interests were purchased by the FL4 Issuer from the FL4 Seller, a wholly-owned subsidiary of the Company and an affiliate of the FL4 Issuers.

The FL4 Ramp-Up Account represents cash held at the trustee and is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets. The FL4 Ramp-Up Account is available to purchase eligible collateral interests from the Company during the six-month ramp-up period. In the event the FL4 Ramp-Up Account is not fully utilized within six months of the FL4 Closing Date, amounts up to and including $5.0 million shall be deposited into the FL4 reinvestment account. Any amounts in excess of $5.0 million shall be applied to retire FL4 bonds payable on the first payment date after the ramp-up period in accordance with the priority of payments.

TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL4 Additional Interests”) in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. FL4 Closing Date Collateral Interests represented 20.5% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $0.9 billion as of March 31, 2021, and $308.9 million in the FL4 Ramp-Up Account to be used for purchase of certain other collateral interests during the ramp-up period.

In connection with TRTX 2021-FL4, the Company incurred $8.3 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL4 Closing Date. As of March 31, 2021, the Company’s unamortized issuance costs related to TRTX 2021-FL4 were $8.3 million.

Interest expense on the outstanding FL4 Notes is payable monthly. For the three months ended March 31, 2021, interest expense on the outstanding FL4 Notes (excluding amortization of deferred financing costs) of $0.04 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On October 25, 2019 (the “FL3 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 provides for reinvestment, during the 24 months after closing of FL3, whereby eligible new loans or participation interests (the “FL3 Additional Interests”) in loans may be contributed to TRTX 2019-FL3 in exchange for cash, which provides liquidity to the Company to originate new loan investments as underlying loans repay.

For the three months ended March 31, 2021, the Company did not utilize the reinvestment feature. For the three months ended March 31, 2020, the Company utilized the reinvestment feature four times, contributing $157.3 million of new loans or participating interests in loans, and receiving $47.3 million of cash, after the repayment of $110.0 million of existing borrowings, including accrued interest.

As of March 31, 2021 FL3 Mortgage Assets represented 26.8% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

At March 31, 2021, TRTX 2019-FL3 had $1.2 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of March 31, 2021, the Company’s unamortized issuance costs related to TRTX 2019-FL3 were $4.5 million.

Interest expense on the outstanding FL3 Notes is payable monthly. For the three months ended March 31, 2021, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $3.8 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). TRTX 2018-FL2 provides for reinvestment, during the 24 months after closing of FL2, whereby eligible new loans or participation interests in loans may be contributed to TRTX 2018-FL2 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020. At March 31, 2021, TRTX 2018-FL2 had no cash available to acquire eligible assets. For the three months ended March 31, 2020, the Company utilized the reinvestment feature three times, contributing $74.3 million of new loans or participation interests in loans, and receiving net cash proceeds of $45.1 million, after the repayment of $29.2 million of existing borrowings, including accrued interest.

As of March 31, 2021, FL2 Mortgage Assets represented 21.7% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.0 billion.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of March 31, 2021, the Company’s unamortized issuance costs related to TRTX 2018-FL2 were $3.2 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three months ended March 31, 2021, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $3.1 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

In accordance with ASC 810, the Company evaluated the key attributes of the issuers of the FL4 Notes (the “FL4 Issuers”), FL3 Notes (the “FL3 Issuers”) and the issuers of the FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL4 Issuers, FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary because it has the ability to control the most significant activities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. Accordingly, the Company consolidates the FL4 Issuers, FL3 Issuers and the FL2 Issuers.

The Company’s total assets and total liabilities as of March 31, 2021 and December 31, 2020 included the following VIE assets and liabilities of TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$47,383	$78,350
Collateralized Loan Obligation Proceeds Held at Trustee	310,070	174
Accounts Receivable from Servicer/Trustee	202	—
Accrued Interest Receivable	1,029	740
Loans Held for Investment	3,141,155	2,199,666
Total Assets	$3,499,839	$2,278,930
LIABILITIES
Accrued Interest Payable	$1,395	$1,311
Accrued Expenses	988	630
Collateralized Loan Obligations	2,851,709	1,825,569
Payable to Affiliates	13,986	14,016
Total Liabilities	$2,868,078	$1,841,526

The following tables outline TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$3,141,155	$3,141,155	$2,868,047	$2,851,709

December 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,230,276	$2,230,276	$1,834,760	$1,825,568

Assets held by the FL4 Issuers, FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.34%	2.6	3.33%	4.9
TRTX 2019-FL3	3.20%	2.7	3.20%	4.1
TRTX 2021-FL4	3.04%	2.9	—	—

Debt (notes issued)
TRTX 2018-FL2	1.45%	16.6	1.45%	16.9
TRTX 2019-FL3	1.44%	13.5	1.44%	13.8
TRTX 2021-FL4	1.60%	16.9	—	—

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(7) Secured Credit Agreements and Mortgage Loan Payable

At March 31, 2021 and December 31, 2020, the Company had secured credit facilities and a mortgage loan payable, all of which were used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the mortgage loan payable, these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

The following table presents certain information regarding the Company’s secured credit agreements as of March 31, 2021 and December 31, 2020. Except as otherwise noted, all agreements are on a partial recourse basis (dollars in thousands):

	March 31, 2021
Secured Credit Agreements and Mortgage Loan Payable:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral		Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.3%	2.6%	$250,000	$248,333	$1,667	$37,940		$37,826
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.9%	2.0%	750,000	747,909	2,091	3,776		2,466
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	502,718	247,282	350,488		349,635
Morgan Stanley(1)	05/04/22	05/04/22	1 Month LIBOR	1.8%	1.9%	500,000	343,825	156,175	212,883		211,525
JP Morgan(1)	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	275,542	124,458	207,618		205,047
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,759		101,714
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	168,336	31,664	42,813		42,813
Institutional Financing(1)	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	21,600	227,946	392,148		391,877
Subtotal						$3,239,506	$2,378,639	$860,867	$1,349,425		$1,342,903

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$2,378,639	$910,867	$1,448,625		$1,342,903

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the Property at the time of acquisition as described in Note 4.

	December 31, 2020
Secured Credit Agreements and Mortgage Loan Payable:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral		Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$199,113	$50,887	$96,381		$94,971
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	533,601	216,399	290,237		288,696
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	433,739	316,261	443,845		442,757
Morgan Stanley(1)(3)	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	174,045	325,955	434,630		433,031
JP Morgan(1)	10/30/23	10/30/25	1 Month LIBOR	1.6%	1.8%	400,000	192,906	207,094	351,123		347,852
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,372		101,287
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	112,867	87,133	117,393		117,393
Institutional Financing(1)	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	—	249,546	427,330		426,984
Subtotal						$3,239,506	$1,716,647	$1,522,859	$2,262,311		$2,252,971

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$1,716,647	$1,572,859	$2,361,511		$2,252,971

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the Property at the time of acquisition as described in Note 4.
(3)	The Company extended its existing secured facility with Morgan Stanley on May 3, 2021 to a new initial maturity date of May 4, 2022.

The Company’s secured credit facilities contain defined mark-to-market provisions that permit the lenders to issue margin calls in the event that the collateral properties underlying the Company’s loans pledged to its lenders experience a non-temporary decline in value or net cash flow (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values in the third year of the facility. The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of March 31, 2021:

Secured Credit Agreements and Mortgage Loan Payable: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/22	05/04/22	25%	Credit
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit
Institutional Financing	10/30/23	10/30/25	25%	Credit

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	N/A	N/A

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2020:

Secured Credit Agreements and Mortgage Loan Payable: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley(1)	05/04/21	05/04/22	25%	Credit
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit
Institutional Financing	10/30/23	10/30/25	25%	Credit

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	N/A	N/A

(1)	The Company extended its existing secured credit facility with Morgan Stanley on May 3, 2021 to a new initial maturity date of May 4, 2022.

Secured Credit Facilities

At March 31, 2021 and December 31, 2020, the Company had seven secured credit facilities to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged at March 31, 2021 and December 31, 2020 consisted of 37 and 55 mortgage loans, or participation interests therein, respectively. Under these secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the repurchase counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The repurchase counterparty (lender) collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans, including counterparty concentration risks, at March 31, 2021 (dollars in thousands):

	March 31, 2021
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amount Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$250,000	$37,940	$39,710	$1,628	$38,082	3.0%	506
Wells Fargo	750,000	3,776	4,169	2,365	1,804	0.1%	383
Barclays	750,000	350,488	350,497	247,484	103,013	8.1%	500
Morgan Stanley Bank	500,000	212,883	212,469	156,256	56,213	4.4%	399
JP Morgan Chase Bank	649,546	599,766	599,894	352,702	247,192	19.4%	1,674
US Bank	139,960	101,759	102,029	69,649	32,380	2.5%	1,196
Bank of America	200,000	42,813	43,050	31,646	11,404	0.9%	547
Total / Weighted Average	$3,239,506	$1,349,425	$1,351,818	$861,730	$490,088		1,020

(1)	Loan amounts shown in the table include interest receivable of $8.9 million and are net of premium, discount and origination fees of $6.5 million.
(2)	Loan amounts shown in the table include interest payable of $0.9 million and do not reflect unamortized deferred financing fees of $5.9 million.
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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by commercial mortgage loans, including counterparty concentration risks, at December 31, 2020 (dollars in thousands):

	December 31, 2020
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amount Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank(4)	$250,000	$96,381	$96,843	$50,909	$45,934	3.6%	596
Wells Fargo	750,000	290,237	290,403	216,734	73,669	5.8%	473
Barclays	750,000	443,845	443,620	316,524	127,096	10.0%	590
Morgan Stanley Bank	500,000	434,630	433,948	326,199	107,749	8.5%	489
JP Morgan Chase Bank	649,546	778,453	777,862	457,041	320,821	25.3%	1,764
US Bank	139,960	101,372	101,599	69,649	31,950	2.5%	1,286
Bank of America(5)	200,000	117,393	117,637	87,119	30,518	2.4%	637
Total / Weighted Average	$3,239,506	$2,262,311	$2,261,912	$1,524,175	$737,737		938

(1)	Loan amounts shown in the table include interest receivable of $10.4 million and are net of premium, discount and origination fees of $11.8 million.
(2)	Loan amounts shown in the table include interest payable of $1.0 million and do not reflect unamortized deferred financing fees of $8.3 million.
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

Debt-to-Equity	Debt-to-Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below	Debt-to-Equity ratio not to exceed 3.5 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.5 to 1.0	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of May 28, 2020 revised the definition of tangible net worth such that the baseline amount for testing was reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. The definition of equity for purposes of calculating the debt-to-equity covenant was revised to include: common equity; preferred equity; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses recorded against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

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

Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of March 31, 2021 and December 31, 2020.

Negative impacts on the Company’s business caused by COVID-19 have and may continue to make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Mortgage Loan Payable

The Company through a special purpose entity subsidiary is a borrower under a $50.0 million mortgage loan secured by a first deed of trust against the Property. Refer to Note 4 for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and includes an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company has posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. At March 31, 2021, the remaining reserve balance was $2.0 million.

(8) Schedule of Maturities

The future principal payments for the five years subsequent to March 31, 2021 and thereafter are as follows (in thousands):

	Collateralized loan obligations(1)	Secured credit facilities(2)	Mortgage Loan Payable(3)
2021	$48,566	$1,667	$—
2022	344,814	506,796	50,000
2023	657,140	352,404	—
2024	1,470,523	—	—
2025	347,004	—	—
Thereafter	—	—	—
Total	$2,868,047	$860,867	$50,000

(1)

The scheduled maturities for the investment grade bonds issued by TRTX 2018-FL2, TRTX-2019 FL3 and TRTX-2021 FL4 are based upon the fully extended maturity of mortgage loan collateral, considering the reinvestment window of the collateralized loan obligation.

(2)

The allocation of secured financing liabilities is based on the extended maturity date for those credit facilities where extension options are at the company’s option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(3)	The allocation of mortgage loan payable is based on the extended maturity date for the facility.

(9) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. At March 31, 2021, the Company had $291.8 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of TRTX 2018-FL2, TRTX 2019-FL3 and TRTX 2021-FL4 (as of March 31, 2021), and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,523,538	$—	$—	$4,571,875
Financial Liabilities
Collateralized Loan Obligations	2,851,709	—	—	2,855,190
Secured Financing Agreements	854,998	—	—	848,765
Mortgage Loan Payable	49,217	—	—	49,217

	December 31, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,456,460	$—	$—	$4,472,984
Financial Liabilities
Collateralized Loan Obligations	1,825,568	—	—	1,834,760
Secured Financing Agreements	1,514,028	—	—	1,532,910
Mortgage Loan Payable	49,147	—	—	49,147

At March 31, 2021 and December 31, 2020, the estimated fair value of Loans Held for Investment was $4.6 billion and $4.5 billion, respectively, which approximated carrying value. The weighted average gross credit spread at March 31, 2021 and December 31, 2020 was 3.19% and 3.18%, respectively. The weighted average years to maturity at March 31, 2021 and December 31, 2020 was 2.9 years and 3.1 years, respectively, assuming full extension of all loans.

At March 31, 2021 and December 31, 2020, the estimated fair value of the secured credit agreements approximated fair value as current borrowing spreads reflect market terms. At March 31, 2021 and December 31, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities approximated carrying value as current borrowing spreads reflect market terms.

Changes in assets and liabilities with Level III fair values for the three months ended March 31, 2021 are as follows:

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Mortgage Loan Payable	Total
Balance at December 31, 2020	$4,472,984	$1,834,760	$1,532,910	$49,147	$7,889,801
Additions	—	—	—	—	—
Change in fair value	98,891	1,020,430	(684,145)	70	435,246
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—
Disposals	—	—	—	—	—
Balance at March 31, 2021	$4,571,875	$2,855,190	$848,765	$49,217	$8,325,047

There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three months ended March 31, 2021.

(10) Income Taxes

The Company indirectly owns 100% of the equity of multiple taxable REIT subsidiaries (collectively “TRSs”). TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2017 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2021 and December 31, 2020, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the three months ended March 31, 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The Company owns, through a tax partnership (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and through a TRS. The Company, through Sub-REIT, issues CRE CLO liabilities (“CLOs”) to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates beginning in March 2020 coupled with the benefit of LIBOR floors relating to the various loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT‘s CLOs currently generate excess inclusion income (“EII”), which is treated as unrelated business taxable income (“UBTI”). Published IRS guidance requires that Sub-REIT allocate its EII in accordance with its dividends paid. Accordingly, EII generated by Sub-REIT‘s CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII or UBTI by the Company. The tax liability borne by the TRS on the EII is at the highest U.S. federal corporate tax rate (currently 21%). This tax liability is included in the consolidated statements of income (loss) and comprehensive income (loss) and balance sheets of the Company.

For the three months ended March 31, 2021 and 2020, the Company incurred no federal, state or local tax relating to its TRSs. For the three months ended March 31, 2021 and 2020, the Company recognized $0.9 million and $0.1 million, respectively, of federal, state and local tax expense. At March 31, 2021 and 2020, the Company’s effective tax rate was 2.8% and 0.5%, respectively.

As of December 31, 2020, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 through April 2020, the Company sold all its CRE debt securities with an aggregate face value of $969.8 million, generating gross sales proceeds of $766.4 million. The Company recorded losses from these sales of $203.4 million recognized as expense in Securities Impairments on the consolidated statements of income (loss) and comprehensive income (loss), which are expected to be available to offset any capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company does not expect these losses to reduce the amount that the Company will be required to distribute under the requirement that the Company distribute to the Company’s stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

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

Management Fees Incurred and Paid for the three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Incurred
Management Agreement fees	$5,094	$5,000
Incentive Management Fee	—	—
Total Fees Incurred	$5,094	$5,000

Paid
Management Fee	$5,358	$5,623
Incentive Management Fee	—	1,629
Total Fees Paid	$5,358	$7,252

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at March 31, 2021 and December 31, 2020 are $5.1 million and $5.4 million, respectively. No incentive management fee was earned during the three months ended March 31, 2021.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three months ended March 31, 2021 and March 31, 2020, the Manager incurred $0.3 million and $0.3 million, respectively, of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock (hereafter defined) remain issued and outstanding, the Manager has agreed that it will not seek reimbursement for reimbursable expenses in excess of the greater of (x) $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. For the quarter ended March 31, 2021, the Company reimbursed to the Manager $250,000 of reimbursable expenses, and the Manager elected not to seek reimbursement for reimbursable amounts in excess thereof. There can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters. If the product of 20% multiplied by eligible reimbursable expenses is expected to exceed $1.0 million annually, the Manager is obligated to inform and review with the Company’s board of directors, the methodology and rationale for such an increase in advance of the delivery to the Company of a written request for reimbursement reflecting such increase. No such notice has been received by the Company as of March 31, 2021.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of March 31, 2021 and December 31, 2020, $0.0 million and $0.2 million, respectively, remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.

(12) Earnings per Share

The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, since the unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2021 and 2020, $0.1 million and $0.3 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 14 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs will be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on our Consolidated Statements of Changes in Equity and treated similarly to a dividend on preferred stock for GAAP purposes. For the three months ended March 31, 2021, this adjustment totaled $1.5 million.

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants issued pursuant to the Company’s issuance of Series B Preferred Stock. The number of incremental shares is calculated utilizing the treasury stock method. For the three months ended March 31, 2021, the Warrants are included in the calculation of diluted earnings per share because the average market price of the Company’s common stock during the three months ended March 31, 2021 was $10.95, which exceeds the strike price of $7.50 per common share for warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$25,831	$(232,793)
Participating Securities' Share in Earnings (Loss)	(146)	(268)
Accretion of Discount on Series B Preferred Stock	(1,452)	—
Net Income (Loss) Attributable to Common Stockholders	$24,233	$(233,061)
Weighted Average Common Shares Outstanding, Basic	76,895,615	76,465,322
Incremental units from assumed exercise of warrants	3,777,621	—
Weighted Average Common Shares Outstanding, Diluted	80,673,236	76,465,322
Earnings (Loss) Per Common Share, Basic	$0.32	$(3.05)
Earnings (Loss) Per Common Share, Diluted	$0.30	$(3.05)

(13) Stockholders’ Equity

Series B Preferred Stock and Warrants to Purchase Shares of Common Stock

On May 28, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., under which the Company agreed to issue and sell to the Purchaser up to 13,000,000 shares of 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15,000,000 shares (subject to adjustment) of the Company’s Common Stock, for an aggregate cash purchase price of up to $325,000,000. Such purchases may occur in up to three tranches. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants.

On May 28, 2020, the Purchaser acquired the initial tranche, consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company retained an option to sell to the Purchaser the second and third tranches on or prior to December 31, 2020, provided notice of intent to sell is delivered to the Purchaser not later than December 11, 2020. Each of the second and third tranches consisted of 2,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 1,500,000 shares of Common Stock, for an aggregate purchase price of $50.0 million per tranche. The Company allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

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

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of March 31, 2021.

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

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of March 31, 2021, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. At March 31, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2021, the Company sold no shares of common stock under this arrangement. For the three months ended March 31, 2020, the Company sold $0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million, and paid commissions totaling $0.2 million. The Company used the proceeds from the offering to originate commercial real estate loans, acquire CRE debt securities and for general corporate purposes.

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

On March 15, 2021, the Company’s Board of Directors declared and approved a cash dividend for the first quarter of 2021 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate, which was paid on April 23, 2021 to holders of record of the Company’s common stock as of March 26, 2021.

On March 15, 2021, the Company’s Board of Directors declared a cash dividend for the first quarter of 2021 in the amount of $0.68 per share of Series B Preferred Stock, or $6.1 million in the aggregate, which dividend was paid on March 31, 2021 to the holder of record of our Series B Preferred Stock as of March 15, 2021.

On March 17, 2020, the Company’s Board of Directors declared a dividend for the first quarter of 2020 in the amount of $0.43 per share of common stock, or $33.2 million in the aggregate, which was payable on April 24, 2020 to holders of record of the Company’s common stock as of March 27, 2020. On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of its declared first quarter dividend to stockholders of record as of June 15, 2020. This dividend was paid on July 14, 2020.

As of March 31, 2021 and December 31, 2020, $15.5 million and $29.5 million, respectively, remain unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(14) Share-Based Incentive Plan

The Company does not have any employees. As of March 31, 2021, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. The following table presents the number of shares associated with outstanding awards that will vest over the next four years. Shares presented for the current year, 2021, includes 108,503 shares which have vested during the period from January 1, 2021 to March 31, 2021.

Vesting Year	Shares of Common Stock
2021	418,345
2022	183,030
2023	145,873
2024	89,548
Total	836,796

As of March 31, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $8.6 million. This cost is expected to be recognized over a weighted average period of 1.1 years from March 31, 2021. For the three months ended March 31, 2021 and 2020, the Company recognized $1.5 million and $1.4 million, respectively, of share-based compensation expense.

(15) Commitments and Contingencies

Impact of COVID-19

Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, the properties securing the Company’s investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of COVID-19 and its impact on the Company’s borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and mutated strains of COVID-19, the availability of a treatment or effectiveness of vaccines approved for COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of COVID-19 has and could further materially disrupt the Company’s business operations and impact its financial performance.

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. The aggregate amount of unrecognized unfunded loan commitments existing at March 31, 2021 and December 31, 2020 was $401.7 million and $423.5 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.1 million and $2.9 million at March 31, 2021 and December 31, 2020 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

As of March 31, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(16) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of March 31, 2021 and December 31, 2020 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	March 31, 2021
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,755,294	$332,468	55.2%	$2,422,826	52.8%
Multifamily	850,188	28,883	17.1	821,604	17.9
Hotel	733,221	8,847	14.7	729,071	15.9
Mixed-Use	586,993	29,385	11.8	557,608	12.2
Condominium	25,049	—	0.5	25,049	0.5
Retail	33,000	2,143	0.7	31,200	0.7
Total	$4,983,745	$401,726	100.0%	$4,587,358	100.0%

	December 31, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,756,338	$356,034	55.7%	$2,400,304	53.0%
Multifamily	804,838	24,001	16.3	781,137	17.3
Hotel	737,293	9,864	14.9	731,487	16.2
Mixed-Use	586,993	31,398	11.9	555,595	12.3
Condominium	25,049	—	0.5	25,049	0.6
Retail	33,000	2,190	0.7	31,153	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $5.5 million and $4.7 million at March 31, 2021 and December 31, 2020, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

	March 31, 2021
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,009,200	$143,155	40.3%	$1,866,243	40.6%
South	1,284,891	90,675	25.8	1,195,331	26.1
West	1,127,853	109,478	22.6	1,020,800	22.3
Midwest	473,701	56,039	9.5	417,962	9.1
Various	88,100	2,379	1.8	87,022	1.9
Total	$4,983,745	$401,726	100.0%	$4,587,358	100.0%

	December 31, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,009,022	$152,487	40.6%	$1,856,535	41.0%
South	1,289,141	97,405	26.1	1,192,852	26.4
West	1,128,897	121,738	22.8	1,009,589	22.3
Midwest	428,351	49,478	8.7	379,173	8.4
Various	88,100	2,379	1.8	86,576	1.9
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $5.5 million and $4.7 million at March 31, 2021 and December 31, 2020, respectively.

Category

A summary of the loan portfolio by category as of March 31, 2021 and December 31, 2020 based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2021
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Light Transitional	$1,932,437	$160,166	38.8%	$1,772,271	38.7%
Moderate Transitional	1,678,660	218,112	33.7	1,462,737	31.9
Bridge	1,337,648	21,980	26.8	1,318,818	28.7
Construction	35,000	1,468	0.7	33,532	0.7
Total	$4,983,745	$401,726	100.0%	$4,587,358	100.0%

	December 31, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Light Transitional	$1,937,644	$173,518	39.2%	$1,764,126	39.0%
Moderate Transitional	1,633,131	224,532	33.0	1,410,145	31.2
Bridge	1,337,736	22,953	27.1	1,317,938	29.1
Construction	35,000	2,484	0.7	32,516	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $5.5 million and $4.7 million at March 31, 2021 and December 31, 2020, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additional regional surges in infection rates due to COVID-19 variants, reversed re-openings, uncertainty regarding the effectiveness of vaccines approved for COVID-19, or high proportions of vaccine hesitancy in certain regions, could adversely affect the Company’s loan investments secured by properties in these regions so impacted.

(17) Subsequent Events

The following events occurred subsequent to March 31, 2021:

•

The Company closed one first mortgage loan with a total loan commitment amount of $47.0 million and initial funding of $45.9 million. This loan was financed in TRTX 2021-FL4, and together with the contribution in April 2021 of a $37.5 million loan, the Company has utilized $83.4 million of the FL4 Ramp-Up Account.

•

The Company is in the process of closing seven first mortgage loans with a total loan commitment amount of $588.7 million and initial fundings of $464.5 million. The majority of these loans, measured by commitment amount, are expected to be financed in TRTX 2021-FL4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 24, 2021. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the SEC on February 24, 2021.

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

As of March 31, 2021, our loan investment portfolio consisted of 57 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.0 billion, an aggregate unpaid principal balance of $4.6 billion, a weighted average credit spread of 3.2%, a weighted average all-in yield of 5.2%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 2.9 years, and a weighted average LTV of 65.9%. As of March 31, 2021, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in one instance a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of March 31, 2021, we had $401.7 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

As of March 31, 2021, we had $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip (the “Property”) acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

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

During 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets at points during 2020. The pace of recovery following this disruption remains uncertain, as do the longer-term economic effects and shifts in behavior. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, reduced new investment activity until the capital markets became more stable, the macroeconomic outlook became clearer, market liquidity improved, and transaction volumes increased. For most of 2020, we focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, extending the maturities and further reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. Although market conditions remain uncertain due to COVID-19, the credit performance of our portfolio, loan repayments that have allowed us to retire certain borrowings and increase our liquidity, extended maturity dates for many of our secured credit agreements, the introduction of a new secured credit agreement limiting mark-to-market risk relating to hotel loans in our portfolio, and the increase in non-mark-to-market liabilities to 84% of total borrowings have positioned us to resume the origination of first mortgage transitional loans in the first quarter of 2021. For more information regarding the impact that COVID-19 has had and may have on our business, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

First Quarter 2021 Activity

Operating Results:

•	Generated GAAP net income of $32.0 million, or $0.30 per weighted average diluted common share, an increase of $17.4 million, compared to the three months ended December 31, 2020.
•	Produced Distributable Earnings of $21.7 million, or $0.27 per weighted average diluted common share, an increase of $10.0 million, compared to the three months ended December 31, 2020.
•	Generated interest income of $58.1 million and incurred interest expense of $20.2 million, resulting in net interest income of $37.9 million.
•	Recorded a decrease in our allowance for credit loss of $4.0 million for a total allowance for credit losses of $58.8 million.
•	Declared dividends on our common stock of $15.5 million, or $0.20 per common share.

Investment Portfolio Activity:

•

Originated one first mortgage loan with a commitment of $45.4 million, an initial unpaid principal balance of $37.5 million, an unfunded commitment of $7.9 million, and an interest rate of LIBOR plus 3.3%.

•	Funded $30.4 million in future funding obligations associated with existing loans.
•	Received partial loan repayments of $5.3 million on four loans, and no repayments in full.

Financing Activity:

•

Closed TRTX 2021-FL4, a $1.25 billion collateralized loan obligation to finance 18 first mortgage loan investments comprised of 17 pari passu participation interests and purchase of one commercial real estate loan, and providing $308.9 million of cash capacity to finance new eligible loans, with a weighted average spread of 1.60% and an advance rate of 83.0%.

•	Increased non-mark-to-market, non-recourse financing to 83.6% of our total loan financing outstanding balances.
•	Repaid $615.0 million in secured financing in association with the closing of TRTX 2021-FL4.

Liquidity:

Available liquidity at March 31, 2021 of $632.9 million was comprised of:

•	Cash-on-hand of $301.6 million, of which $290.8 million was available for investment, net of $10.8 million held to satisfy a cash liquidity covenant under our secured credit agreements.
•	$308.9 million of cash in the TRTX 2021-FL4 Ramp-Up Account, and $1.2 million of cash in TRTX 2019-FL3, all available for investment dependent upon our ability to contribute eligible collateral.
•	Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $21.2 million under secured agreements with seven lenders.

Financing capacity for our secured credit agreements at March 31, 2021 was comprised of $3.2 billion of loan financing capacity under secured credit agreements provided by seven lenders. Our ability to draw on this capacity is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide stable financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-specific events. As of March 31, 2021, borrowings under these financing arrangements had a weighted average credit spread of 2.4% and a weighted average term to extended maturity (assuming we have exercised all extension options and term-out provisions) of 2.8 years. These financing arrangements are generally 25% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Distributable Earnings, and book value per share. For the three months ended March 31, 2021, we recorded earnings per diluted common share of $0.30, an increase of $0.21 per diluted common share from the three months ended December 31, 2020, primarily due to a reduction in credit loss expense of $4.0 million during the three months ended March 31, 2021, compared to a $16.3 million credit loss expense during the preceding quarter. Distributable Earnings per diluted common share was $0.27 for the three months ended March 31, 2021, an increase of $0.12 from the three months ended December 31, 2020, mainly due to an increase in our net income.

For the three months ended March 31, 2021, we declared a cash dividend of $0.20 per common share, which was paid on April 23, 2021.

Our book value per common share as of March 31, 2021 was $16.61, a $0.11 increase from our book value per common share as of December 31, 2020, primarily due to retained earnings in excess of the dividends declared on our Series A and Series B preferred stock and our common stock. As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants, which are exercisable on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive. For the three months ended March 31, 2021, we present diluted earnings per share because the average market price of the Company’s common stock during the three months ended March 31, 2021 was $10.95, which exceeds the strike price of $7.50 per common share for warrants currently outstanding.

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.(1)	$25,831	$8,375
Participating Securities' Share in Earnings	(146)	(338)
Deemed Dividends on Series B Preferred Shares	(1,452)	(1,399)
Net Income (Loss) Attributable to Common Stockholders	$24,233	$6,638
Weighted Average Number of Common Shares Outstanding, Basic(2)	76,895,615	76,759,033
Weighted Average Number of Common Shares Outstanding, Diluted(2)	80,673,236	79,257,062
Earnings (Loss) per Common Share, Basic(2)	$0.32	$0.09
Earnings (Loss) per Common Share, Diluted(2)	$0.30	$0.09
Dividends Declared per Common Share(2)	$0.20	$0.38

(1)	Represents net income (loss) attributable to holders of our common stock after deducting Series A and Series B Preferred Stock dividends.
(2)	Weighted average number of common shares outstanding, earnings per common share and dividends declared per common share includes common stock.

Distributable Earnings

We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our stockholders, including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash items. Distributable Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments. Distributable Earnings is substantially the same as Core Earnings, as defined in our Management Agreement, for the three months ended March 31, 2021.

We believe that Distributable Earnings provides meaningful information for our investors to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. Dividends are one of the principal reasons investors invest in our common stock and over time Distributable Earnings has been a useful indicator of our dividends per share. As such, Distributable Earnings is a measure considered by us in determining dividends.

In assessing the impact of the new credit loss accounting guidance on our Distributable Earnings, we determined that, consistent with our policy on credit loss measurement and our stakeholders’ view of realized loan losses, the credit loss provision or reversal as computed under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, should be included within unrealized gains, losses or other non-cash items as referenced above, but only to the extent that it exceeds any realized credit losses during the period. See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for details related to our accounting policy on credit loss measurement. Consistent with Accounting Standards Codification (“ASC”) 326, a loan will be charged off as a realized loss when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, or in the case of foreclosure, when the underlying property is sold, but non-recoverability may also be concluded by us if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. This policy is reflective of our economics as it relates to the ultimate realization of the loan.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc	$25,831	$8,375
Participating Securities' Share in Earnings	(146)	(338)
Deemed Dividends on Series B Preferred Shares	(1,452)	(1,399)
Net Income (Loss) Attributable to Common Stockholders(1)	$24,233	$6,638
Non-Cash Stock Compensation Expense	1,456	1,534
Credit Loss (Benefit) Expense (2)	(4,038)	3,498
Distributable Earnings	$21,651	$11,670
Weighted-Average Common Shares Outstanding, Basic	76,895,615	76,759,033
Weighted-Average Common Shares Outstanding, Diluted	80,673,236	79,257,062
Distributable Earnings per Common Share, Basic	$0.28	$0.15
Distributable Earnings per Common Share, Diluted	$0.27	$0.15

(1)

Represents GAAP net income (loss) attributable to our common stockholders after deducting dividends attributable to participating securities. For more information regarding the calculation of earnings per share using the two-class method, see Note 12 to our Consolidated Financial Statements included in this Form 10-Q.

(2)

Credit Loss Expense for the three months ended December 31, 2020 excludes a realized loss $12.8 million on an extinguishment of a first mortgage loan that experienced a maturity default. See Notes 3 and 4 to our Consolidated Financial Statements included in this Form 10-Q for details.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	March 31, 2021	December 31, 2020
Total Stockholders’ Equity and Temporary Equity	$1,478,231	$1,466,451
Series B Preferred Stock	(201,003)	(199,551)
Series A Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,277,103	$1,266,775
Number of Common Shares Outstanding at Period End	76,897,102	76,787,006
Book Value per Common Share	$16.61	$16.50

Portfolio Overview

The Company’s interest-earning assets include its portfolio of floating rate mortgage loans. At March 31, 2021, our loan portfolio was comprised of 58 loans totaling $5.0 billion of commitments with an unpaid principal balance of $4.6 billion, as compared to 57 loans with $4.9 billion of commitments and an unpaid principal balance of $4.5 billion at December 31, 2020.

At March 31, 2021, we owned real estate with a carrying value of $99.2 million comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition.

Loan Portfolio

During the three months ended March 31, 2021, we originated one loan, with a total loan commitment amount of $45.4 million, of which $37.5 million was funded at origination. Loan fundings included $30.4 million of deferred fundings related to previously originated loan commitments. Proceeds from loan repayments totaled $5.3 million, representing partial repayments from four loans. We generated interest income of $58.1 million and incurred interest expense of $20.2 million, which resulted in net interest income of $37.9 million.

The following table details our loan activity by unpaid principal balance for the three months ended March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020
Loan originations and acquisitions — initial funding	$37,545	$—
Other loan fundings(1)	30,382	62,451
Loan repayments	(5,294)	(365,096)
Loan extinguishment on conversion to REO(2)	—	(112,000)
Total loan activity, net	$62,633	$(414,645)

(1)	Additional fundings made under existing loan commitments.
(2)

Includes extinguishment of a first mortgage loan with an unpaid principal balance of $112.0 million as of December 31, 2020. On December 31, 2020, we took title to the Property pursuant to a negotiated deed-in-lieu of foreclosure. Fair value of the Property at the time of acquisition was $99.2 million resulting in a realized loss of $12.8 million, equal to the previously recorded CECL reserve included in our results of operations for the three months ended December 31, 2020. See Notes 3 and 4 to our Consolidated Financial Statements included in this Form 10-Q for details.

The following table details overall statistics for our loan portfolio as of March 31, 2021 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	58	59
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$4,983,745	$5,115,745
Unpaid principal balance(2)	$4,587,358	$4,587,358
Unfunded loan commitments(3)	$401,726	$401,726
Amortized cost	$4,580,179	$4,580,179
Weighted average credit spread(4)	3.2%	3.2%
Weighted average all-in yield(4)	5.2%	5.2%
Weighted average term to extended maturity (in years)(5)	2.9	2.9
Weighted average LTV(6)	65.9%	65.9%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. At March 31, 2021, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $5.5 million as of March 31, 2021.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of March 31, 2021, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2021, based on the unpaid principal balance of our total loan exposure, 23.0% of our loans were subject to yield maintenance or other prepayment restrictions and 77.0% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of March 31, 2021, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loan portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned

In December 2020, we acquired the Property pursuant to a negotiated deed-in-lieu of foreclosure. At September 30, 2020, this property served as collateral for a first mortgage loan receivable held for investment with an unpaid principal balance of $112.0 million, an independently-assessed credit loss reserve of $12.8 million, and a net carrying value of $99.2 million. On October 9, 2020, the first mortgage loan reached final maturity without repayment or satisfaction of extension conditions, which triggered a maturity default. On December 31, 2020, we took ownership of the Property, extinguished the first mortgage loan receivable, and realized a loss of $12.8 million, equal to the previously recorded specific CECL reserve on the first mortgage loan. At March 31, 2021, we continued to hold the Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. Our estimate of the Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the Property, which is classified as Mortgage Loan Payable on our consolidated balance sheets. See Note 7 to our Consolidated Financial Statements included in this Form 10-Q for details of the Mortgage Loan Payable.

Asset Management

We actively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with Situs Asset Management, LLC (“SitusAMC”), one of the largest commercial mortgage loan servicers, pursuant to which SitusAMC provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates among risk categories the amortized cost of our loan portfolio as of March 31, 2021 and December 31, 2020 based on our internal risk ratings (dollars in thousands):

	March 31, 2021		December 31, 2020
Risk Rating	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans
1	$—	—	$—	—
2	369,245	5	337,738	4
3	3,376,123	37	3,340,663	37
4	803,632	15	806,893	15
5	31,179	1	31,106	1
Unpaid principal balance	$4,580,179	58	$4,516,400	57

The weighted average risk rating of our total loan exposure based on amortized cost remains unchanged at 3.1 for the periods ended March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, we upgraded one loan from risk category “3” to “2” because the collateral property achieved lease occupancy at rents in excess of underwriting.

Allowance for Credit Losses

During the three months ended March 31, 2021, we recorded a decrease of $4.0 million in the allowance for credit losses thus reducing the CECL reserve to $58.8 million as of March 31, 2021. This decline was due primarily to expectations of improving macroeconomic conditions, and actual improvements in operating results for many collateral properties adversely affected by COVID-19. The average risk ratings of our loans remain unchanged at 3.1 for the periods ended March 31, 2021 and December 31, 2020. The ongoing economic slowdown due to the COVID-19 pandemic has caused reduced investment sales and financing activity in most sectors of the commercial real estate capital markets, which may moderate the pace of loan repayments and will likely impact commercial property values and valuation inputs. While the ultimate impact of these trends remains uncertain, we have made certain forward-looking adjustments to the inputs of our calculation of the allowance for credit losses to reflect uncertainty regarding the timing, strength, and distribution of the economic recovery, and the post-COVID levels of economic activity that may result.

The economic and market disruptions caused by COVID-19 have adversely impacted the financial condition of many of our borrowers. These impacts have and may differ in timing, duration and magnitude depending on factors such as property type and geography. We have experienced a small number of delinquencies and defaults, but we cannot be certain delinquencies and defaults will not increase in the future. Since March 31, 2020, we have entered into approximately 24 loan modification agreements that typically temporarily reduce the amount of cash interest collected, permit the accrual of a portion (typically not more than 50%) of the interest due to be repaid at a later date by the borrower, permit the use of existing reserves to pay interest and other property-level expenses, as well as providing accommodations on conditions for extension, such as waiving debt yield tests, and/or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors have made partial principal repayments and/or provided to us additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to us. At March 31, 2021, we had 11 loan modifications outstanding with an unpaid principal balance of $943.5 million.

During the three months ended March 31, 2021, we executed five loan modifications with borrowers. As of March 31, 2021, these loans had an aggregate commitment amount of $397.7 million and an aggregate unpaid principal balance of $393.5 million. None of these loan modifications trigger the requirements for accounting as TDRs. In connection with these modifications, borrowers made aggregate principal reduction payments of approximately $4.3 million and infused approximately $5.9 million to replenish reserves. All of the modified loans are performing as of March 31, 2021. Total PIK interest of $0.8 million on two loans was deferred and added to the outstanding loan principal during the three months ended March 31, 2021. At March 31, 2021, the total amount of PIK interest in the portfolio was $5.5 million with respect to nine loans.

Loan modification activity from April 1, 2020 through March 31, 2021 is summarized in the following table (dollars in thousands):

At March 31, 2021
Executed loan modifications	24
Expired loan modifications(1)	(13)
Outstanding loan modifications	11

Unpaid principal balance of outstanding loan modifications	$943,544

Total PIK accrued	$5,644
PIK Repaid	(127)
PIK Outstanding	$5,517
(1)

Includes: (a) an amendment and simultaneous assignment of an existing first mortgage loan by a third-party purchaser of the property securing the loan. This transaction was treated as an extinguishment of the existing loan and origination of a new loan under GAAP; and (b) the sale, at no gain or loss, of a mezzanine loan related to a contiguous first mortgage loan held by the Company.

We continue to work with our borrowers to address the circumstances caused by COVID-19 while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.

Investment Portfolio Financing

Our portfolio financing arrangements during the period ended March 31, 2021 and December 31, 2020 included collateralized loan obligations, secured credit agreements, and a mortgage loan payable. We had one outstanding non-consolidated senior interest outstanding at both March 31, 2021 and December 31, 2020, with a total loan commitment of $132.0 million.

The following table details our portfolio financing arrangements at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2021	December 31, 2020
CLO financing(1)	$2,868,047	$1,834,760
Secured credit facilities - loans	860,867	1,522,859
Mortgage loan payable	50,000	50,000
Total indebtedness(2)	$3,778,914	$3,407,619

(1)

Increase in the balance as of March 31, 2021 is due to the issuance of $1.04 billion principal amount of investment grade-rated notes in connection with TRTX 2021-FL4. See Note 6 to our Consolidated Financial Statements included in this Form 10-Q for details.

(2)	Excludes deferred financing costs of $23.0 million and $18.9 million as of March 31, 2021 and December 31, 2020, respectively.

Non-mark-to-market financing sources accounted for 83.6% of our total loan portfolio financing arrangements at March 31, 2021. The remaining 16.4% of our loan portfolio financing arrangements, which are comprised primarily of our secured credit facilities, are subject, in only one instance, to credit and spread marks. The following table summarizes our loan portfolio financing as of March 31, 2021 (dollars in thousands):

Loan Portfolio Financing Arrangements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls	Non-Mark-to-Market	Mark-to-Market
Secured Credit Facilities
Goldman Sachs	08/19/21	08/19/22	25%	Credit	$—	$1,667
Wells Fargo	04/18/22	04/18/22	25%	Credit	—	2,091
Barclays	08/13/22	08/13/22	25%	Credit	—	247,282
Morgan Stanley	05/04/22	05/04/22	25%	Credit	—	156,175
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread	—	124,458
US Bank	07/09/22	07/09/24	25%	Credit	—	69,584
Bank of America	09/29/21	09/29/22	25%	Credit	—	31,664
Institutional Financing	10/30/23	10/30/25	25%	Credit	227,946	—
					227,946	632,921

Collateralized Loan Agreements:
TRTX 2018-FL2	10/01/34	10/01/34	0%	None	1,039,627	—
TRTX 2019-FL3	11/29/37	11/29/37	0%	None	790,920	—
TRTX 2021-FL4	03/31/38	03/31/38	0%	None	1,037,000	—

Non-Consolidated Senior Interests				None	132,000	—
Total					$3,227,493	$632,921
Percentage of Total					83.6%	16.4%

Secured Credit Facilities

As of March 31, 2021, aggregate borrowings outstanding under our secured credit facilities totaled $0.9 billion, which was entirely related to our mortgage loan investments. As of March 31, 2021, the weighted average interest rate was LIBOR plus 2.4% per annum, and the weighted average advance rate was 67.9%. As of March 31, 2021, outstanding borrowings under these facilities had a weighted average term to extended maturity of 2.8 years (assuming we have exercised all extension options and term out provisions). These secured credit agreements are 25% recourse to Holdco.

The following table details our secured credit agreements as of March 31, 2021 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs	$250,000	$37,940	66.0%	$3,751	$1,667	$2,084	$246,249	L+ 2.35%	08/19/22
Wells Fargo	750,000	3,776	77.0%	2,798	2,091	707	747,202	L+ 1.87%	04/18/22
Barclays	750,000	350,488	70.5%	247,733	247,282	451	502,267	L+ 1.54%	08/13/22
Morgan Stanley	500,000	212,883	78.2%	166,229	156,175	10,054	333,771	L+ 1.82%	05/04/22
JP Morgan	400,000	207,618	62.5%	130,238	124,458	5,780	269,762	L+ 1.69%	10/30/25
US Bank	139,960	101,759	70.0%	71,231	69,584	1,647	68,729	L+ 1.53%	07/09/24
Bank of America	200,000	42,813	75.0%	32,110	31,664	446	167,890	L+ 1.75%	09/29/22
Institutional Financing	249,546	392,148	58.7%	227,946	227,946	—	21,600	L+ 4.50%	10/30/25
Subtotal/Weighted Average—Loans	$3,239,506	$1,349,425	67.9%	$882,036	$860,867	$21,169	$2,357,470	L+ 2.41%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
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

Each of the secured credit facilities has “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement and/or against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.

Our secured credit facilities contain defined mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value or net cash flow (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to us in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values in the third year of the facility. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our seven secured credit facility lenders in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. The margin holiday agreements expired in December 2020. If market turbulence returns, we may be exposed to margin calls in connection with our secured credit agreements secured by our mortgage loan investments.

The maturity dates for each of our secured credit agreements are set forth in tables that appear earlier in this section. Our secured credit agreements generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. In the normal course of business, we maintain discussions with our lenders to extend or amend any financing facilities related to our loans.

At March 31, 2021, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 32.1% as compared to 30.7% at December 31, 2020 and 19.5% at March 31, 2020. The year-over-year increase in our weighted average haircut was due to the repayment in full and subsequent termination by the Company of all of its secured credit agreements for CRE debt securities, which generally had lower haircuts than our secured credit agreements for whole loans.

The secured credit facilities also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account for distribution in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default under our borrowing arrangement remains outstanding. Furthermore, some secured credit agreements may require an accelerated principal amortization schedule if the secured credit agreement is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured credit facility, we retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured credit agreement, and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the lender’s prior consent.

Collateralized Loan Obligations

At March 31, 2021, we had three collateralized loan obligations, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $2.9 billion, financing 39 existing first mortgage loan investments totaling $3.2 billion, and holding $310.1 million of cash for investment in eligible loan collateral. Our CLOs provide low cost, non-mark-to-market, non-recourse financing for 74.3% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.5%, have a weighted average advance rate of 82.6%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations. At March 31, 2021, we had approximately $308.9 million in the FL4 Ramp-Up Account available to purchase eligible collateral interests during a ramp-up period of approximately six months following the FL4 Closing Date. See Note 6 to our Consolidated Financial Statements included in this Form 10-Q for details. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020. During the three months ended March 31, 2021, we did not utilize the reinvestment feature in TRTX 2019-FL3.

Mortgage Loan Payable

We are, through a special purpose entity subsidiary, a borrower under a $50.0 million mortgage loan secured by the Property. Refer to Note 4 to our Consolidated Financial Statements included in this Form 10-Q for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor and cap of 0.50%. We posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. The remaining reserve balance at March 31,2021 was $2.0 million.

Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of March 31, 2021, the Company retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $33.5 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of March 31, 2021 (dollars in thousands):

Non-Consolidated Senior Interests	Count	Loan Commitment	Principal Balance	Amortized Cost	Weighted Average Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$132,000	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	35,000	33,532	33,399	L+ 10.3%	N/A	6/28/2025
Total loan	2	$167,000	$165,532		L+ 5.5%		6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured credit agreements require Holdco to maintain compliance with the following financial covenants (among others), which were revised on May 28, 2020 as follows:

Financial Covenant	Current
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter
Debt-to-Equity	Debt-to-Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below
Interest Coverage	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of May 28, 2020 revised the definition of tangible net worth such that the baseline amount for testing was reset as of April 1, 2020 to $1.1 billion plus 75% of future equity issuances after April 1, 2020. The definition of equity for purposes of calculating the debt-to-equity covenant was revised to include: common equity; preferred equity; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses recorded against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%.

For so long as the Series B Preferred Stock is outstanding, we are required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries, and is included in the calculation of total equity.

We were in compliance with all financial covenants for our secured credit agreements and mortgage loan payable to the extent of outstanding balances as of March 31, 2021 and December 31, 2020, respectively, and were in compliance with the financial covenant relating to the Series B Preferred Stock as of March 31, 2021 and December 31, 2020.

If we fail to meet or satisfy any of the covenants in our financing arrangements and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. There can be no assurance that we will remain in compliance with these covenants in the future. For more information regarding the impact that COVID-19 may have on our ability to comply with these covenants, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents the Company’s Debt-to-Equity ratio and Total Leverage ratio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Debt-to-equity ratio(1)	2.72x	2.44x
Total leverage ratio(2)	2.83x	2.54x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit agreements, and mortgage loan payable, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit agreements, and mortgage loan payable, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of March 31, 2021, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $0.9 billion of net floating rate exposure subject to the impact of interest rate floors on all our floating rate loans and 8.0% of our liabilities. We had no fixed rate loans outstanding as of March 31, 2021.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of March 31, 2021 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,587,358
Floating rate debt(1)(2)	(3,728,914)
Net floating rate exposure	$858,444

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate.
(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

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

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three months ended,
	March 31, 2021			December 31, 2020
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,509,896	$57,067	5.1%	$4,556,855	$60,643	5.3%
Retained mezzanine loans	33,070	1,081	13.1%	32,011	1,074	13.4%
CRE debt securities	—	—	0.0%	—	301	0.0%
Core interest-earning assets	$4,542,966	$58,148	5.1%	$4,588,866	$62,018	5.4%

Interest-bearing liabilities:
Collateralized loan obligations	$1,833,303	$8,382	1.8%	$1,834,760	$8,684	1.9%
Secured credit agreements	1,286,517	11,454	3.6%	1,587,709	11,548	2.9%
Mortgage loan payable	50,000	454	0.0%	16,667	—	0.0%
Asset-specific financings	—	—	0.0%	51,039	1,233	9.7%
Total interest-bearing liabilities	$3,169,820	$20,290	2.6%	$3,490,175	$21,465	2.5%
Net interest income(3)		$37,858			$40,553

Other Interest-earning assets:
Cash equivalents	$281,831	$7	0.0%	$307,638	$10	0.0%
Accounts receivable from servicer/trustee	105,479	—	0.0%	95,080	—	0.0%
Total interest-earning assets	$4,930,276	$58,155	4.7%	$4,991,584	$62,028	5.0%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,509,896	$57,067	5.1%	$5,077,118	$73,417	5.8%
Retained mezzanine loans	33,070	1,081	13.1%	19,734	682	13.8%
CRE debt securities(3)	—	—	0.0%	788,988	7,650	3.9%
Core interest-earning assets	$4,542,966	$58,148	5.1%	$5,885,840	$81,749	5.6%

Interest-bearing liabilities:
Collateralized loan obligations	$1,833,303	$8,382	1.8%	$1,820,061	$14,922	3.3%
Secured credit agreements	1,286,517	11,454	3.6%	2,531,367	20,561	3.2%
Mortgage loan payable	50,000	454	0.0%	—	—	0.0%
Asset-specific financings	—	—	0.0%	77,000	1,436	7.5%
Secured revolving credit agreement	—	—	0.0%	145,637	1,538	4.2%
Total interest-bearing liabilities	$3,169,820	$20,290	2.6%	$4,574,065	$38,457	3.4%
Net interest income(4)		$37,858			$43,292

Other Interest-earning assets:
Cash equivalents	$281,831	$7	0.0%	$105,263	$304	1.2%
Accounts receivable from servicer/trustee	105,479	—	0.0%	13,066	24	0.7%
Total interest-earning assets	$4,930,276	$58,155	4.7%	$6,004,169	$82,077	5.5%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
INTEREST INCOME
Interest Income	$58,148	$81,749	$(23,601)
Interest Expense	(20,290)	(38,457)	18,167
Net Interest Income	37,858	43,292	(5,434)
OTHER REVENUE
Other Income, net	96	328	(232)
Total Other Revenue	96	328	(232)
OTHER EXPENSES
Professional Fees	1,198	1,819	(621)
General and Administrative	1,030	980	50
Stock Compensation Expense	1,456	1,401	55
Servicing and Asset Management Fees	328	276	52
Management Fee	5,094	5,000	94
Total Other Expenses	9,106	9,476	(370)
Securities Impairments	—	(203,493)	203,493
Credit Loss Benefit (Expense)	4,038	(63,348)	67,386
Income (Loss) Before Income Taxes	32,886	(232,697)	265,583
Income Tax Expense, net	(931)	(93)	(838)
Net Income (Loss)	31,955	(232,790)	264,745
Series A Preferred Stock Dividends	(4)	(3)	(1)
Series B Cumulative Redeemable Preferred Stock Dividends	(6,120)	—	(6,120)
Net Income (Loss) Attributable to TPG RE Finance Trust, Inc.	$25,831	$(232,793)	258,624
Earnings (Loss) per Common Share, Basic	$0.32	$(3.05)	3.37
Earnings (Loss) per Common Share, Diluted	$0.30	$(3.05)	3.35
Dividends Declared per Common Share	$0.20	$0.43	(0.23)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$—	$(974)	$974
Comprehensive Net Income (Loss)	$31,955	$(233,764)	$265,719

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Net Interest Income

Net interest income decreased to $37.9 million, during the three months ended March 31, 2021 compared to $43.3 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in interest earning assets of $1.1 billion driven by the sale of the entire CRE debt securities portfolio in the second quarter of 2020, decrease in average LIBOR from 1.4% in the first quarter of 2020 to 0.11% in the first quarter of 2021, offset by the benefit of LIBOR floors with a weighted average strike price of 1.64%.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, net operating income from REO held for investment and miscellaneous fee income. Other revenue decreased by $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower overnight interest earned for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other Expenses

Other expenses decreased $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, mainly due to a decrease of $0.6 million in professional fees (legal, accounting and advisory fees) incurred in connection with our response to COVID-19 during the three months ended March 31, 2020.

Credit Loss

Credit loss expense decreased by $67.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a net increase in credit loss expense of $63.3 million due to changes in economic outlook resulting from the impact of the COVID-19 pandemic.

Securities Impairments

We had no securities impairment expense for the three months ended March 31, 2021 compared to $203.5 million for the three months ended March 31, 2020. Securities impairment expense for the three months ended March 31, 2020 was due to losses on sales of CRE debt securities of $36.2 million, and an impairment charge of $167.3 million in connection with CRE debt securities owned at March 31, 2020 (which combined aggregate $203.5 million).

Dividends Declared Per Common Share

During the three months ended March 31, 2021, we declared cash dividends of $0.20 per common share, or $15.5 million. During the three months ended March 31, 2020, we declared cash dividends of $0.43 per common share, or $33.2 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $1.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Income Tax Expense

Income tax expense increased $0.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the excess inclusion income (“EII”) generated by certain of Sub-REIT‘s CLOs due to unusually low LIBOR rates beginning in March 2020 coupled with the benefit of LIBOR floors relating to the various loans and participation interests pledged to Sub-REIT’s CLOs. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional details.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of preferred stock treated as temporary equity, issuance of common stock warrants, borrowings under secured credit agreements, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of March 31, 2021, we had outstanding 76.9 million shares of our common stock representing $1.3 billion of stockholders’ equity, $225.0 million of temporary equity and $3.8 billion of outstanding borrowings used to finance our operations.

See Notes 6 and 7 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our borrowings under secured credit agreements, collateralized loan obligations, and mortgage loan payable.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements and capacity in our collateralized loan obligations available for reinvestment, which are set forth in the following table (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$301,607	$319,669
Secured credit facilities	21,169	22,766
Collateralized Loan Obligation Proceeds Held at Trustee(1)	310,070	121
Total	$632,846	$342,556
(1)	Comprised mainly of FL4 Ramp-Up Account as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q.

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. Due to severe dislocation in the capital markets caused by the COVID-19 pandemic, the volume of loan repayments declined in comparison to prior years. For the three months ended March 31, 2021, loan repayments representing partial repayments on four loans, measured by principal amount repaid, totaled $5.3 million. Loan repayments, measured by principal amount repaid, were $300.6 million for the three months ended March 31, 2020.

At March 31, 2021, we had approximately $308.9 million in the FL4 Ramp-Up Account available to purchase eligible collateral interests during a ramp-up period of approximately six months following the FL4 Closing Date. See Note 6 to our Consolidated Financial Statements included in this Form 10-Q for details.

We continue to monitor the COVID-19 pandemic and its impact on our borrowers, their tenants, our lenders, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. Additional regional surges in infection rates due to COVID-19 variants, reversed re-openings, uncertainty regarding the effectiveness of vaccines approved for COVID-19, or high proportions of vaccine hesitancy in certain regions may have a material impact on our operations and liquidity.

Uses of Liquidity

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.8 billion of outstanding borrowings under secured credit agreements, collateralized loan obligations and mortgage loan payable, $401.7 million of unfunded loan commitments, dividend distributions to our preferred and common stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2021 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$401,726	$157,683	$236,238	$7,805	$—
Collateralized loan obligations—principal(2)	2,868,047	48,566	1,454,545	1,364,936	—
Secured debt agreements—principal(3)	860,867	1,667	859,200	—	—
Collateralized loan obligations—interest(4)	131,223	46,596	73,927	10,700	—
Secured debt agreements—interest(4)	45,801	22,374	23,427	—	—
Dividends on Series B Preferred Stock(5)	85,140	24,930	49,860	10,350	—
Mortgage loan payable - principal	50,000	—	50,000	—	—
Mortgage loan payable - interest	4,333	2,534	1,799	—	—
Total	$4,447,137	$304,350	$2,748,996	$1,393,791	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of March 31, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR.

(5)	Series B Preferred Stock dividends are computed at 11% per annum, with up to two percentage points payable in additional preferred stock at the discretion of the issuer.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2021-FL4, TRTX 2019-FL3 or TRTX 2018-FL2, as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives as a result of the continuing market disruption caused by the COVID-19 pandemic.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the three months ended March 31, 2021. See Note 11 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described above. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional details.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$26,340	$37,526
Cash flows used in investing activities	(62,343)	(183,132)
Cash flows provided by financing activities	18,754	170,472
Net change in cash, cash equivalents, and restricted cash	$(17,249)	$24,866

Cash Flows from Operating Activities

During the three months ended March 31, 2021, cash flows provided by operating activities totaled $26.3 million primarily related to net interest income, offset by operating expenses. During the three months ended March 31, 2020, cash flows provided by operating activities totaled $37.5 million primarily related to net interest income, offset by operating expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2021 cash flows used in investing activities totaled $62.3 million primarily due to a new loan origination of $37.1 million and advances on loans of $29.6 million. Cash flows used in investing activities during the three months ended March 31, 2020 totaled $183.1 million due primarily to loan originations and CRE debt securities purchases.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash flows provided by financing activities totaled $18.8 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion net of the FL4 Ramp-Up Account of $308.9 million (described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q), offset by payments on secured financing agreements of $662.0 million, payment of dividends on our common stock and Series B Preferred Stock of $35.6 million and payments of deferred financing costs of $7.9 million. Cash flows provided by financing activities during the three months ended March 31, 2020 totaled $170.5 million due primarily to net secured financing proceeds relating to our lending activities of $191.0 million, and proceeds of $12.9 million from equity issuance via our at-the-market program.

The FL4 Ramp-Up Account represents cash held at the trustee and is included in Collateralized Loan Obligation Proceeds Held at Trustee on our consolidated balance sheets. The FL4 Ramp-Up Account is available to purchase eligible collateral interests during the six-month ramp-up period. The utilization of the FL4 Ramp-Up Account is expected to be a cash inflow in subsequent periods and is excluded from current period cash inflows.

During the three months ended March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values of pledged collateral prior to quarter-end. At March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April 2020 through cash proceeds from bond sales and increases in market value.

Corporate Activities

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with the Purchaser, an affiliate of Starwood Capital Group Global II, L.P., under which we agreed to issue and sell to the Purchaser up to 13 million shares of the our 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases were permitted to occur in up to three tranches. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants.

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

None of the Warrants were exercised as of March 31, 2021.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. At March 31, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold during the three months ended March 31, 2021. For the three months ended March 31, 2020, we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

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

On March 15, 2021, our Board of Directors declared and approved a cash dividend for the first quarter of 2021 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate, which was paid on April 23, 2021 to holders of record of the Company’s common stock as of March 26, 2021.

On March 15, 2021, our Board of Directors declared a cash dividend for the first quarter of 2021 in the amount of $0.68 per share of Series B Preferred Stock, or $6.1 million in the aggregate, which dividend was paid on March 31, 2021 to the holder of record of our Series B Preferred Stock as of March 15, 2021.

On March 17, 2020, our Board of Directors declared a dividend for the first quarter of 2020 in the amount of $0.43 per share of common stock, or $33.2 million in the aggregate, which was payable on April 24, 2020 to holders of record of our common stock as of March 27, 2020. On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of its declared first quarter dividend to stockholders of record as of June 15, 2020. This dividend was paid on July 14, 2020.

As of March 31, 2021 and December 31, 2020, $15.5 million and $29.5 million, respectively, remain unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Subsequent Events

The following events occurred subsequent to March 31, 2021:

•

We closed one first mortgage loan with a total loan commitment amount of $47.0 million and initial funding of $45.9 million. This loan was financed in TRTX 2021-FL4, and together with the contribution in April 2021 of a $37.5 million loan, we have utilized $83.4 million of the FL4 Ramp-Up Account.

•

We are in the process of closing seven first mortgage loans with a total loan commitment amount of $588.7 million and initial fundings of $464.5 million. The majority of these loans, measured by commitment amount, are expected to be financed in TRTX 2021-FL4.

Loan Portfolio Details

The following table provides details with respect to our loan investment portfolio on a loan-by-loan basis as of March 31, 2021 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment		Origination / Acquisition Date(2)	Total Loan	Principal Balance	Amortized Cost(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan		8/21/2019	300.8	287.5	287.0	L+ 1.6%	L +1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$594 Sq ft	65.2%	(12)	3
2	Senior Loan		8/7/2018	223.0	172.4	171.6	L+ 3.4%	L +3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior Loan		12/19/2018	210.0	185.3	185.3	L+ 3.6%	L +4.0%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
4	Senior Loan		12/21/2018	206.5	204.4	204.4	L+ 2.9%	L +3.2%	Floating	1/9/2024	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		2
5	Senior Loan	(11)	9/18/2019	200.0	181.5	181.0	L+ 2.9%	L +3.2%	Floating	9/9/2024	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%		3
6	Senior Loan		11/26/2019	190.1	174.5	174.2	L+ 3.0%	L +3.2%	Floating	12/9/2024	San Diego, CA	Office	Light Transitional	$248 Sq ft	51.9%		3
7	Senior Loan		6/28/2018	190.0	185.8	185.8	L+ 2.7%	L +3.0%	Floating	7/9/2023	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
8	Senior Loan		9/29/2017	173.3	167.2	167.2	L+ 4.3%	L +4.7%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
9	Senior Loan		10/12/2017	165.0	165.0	165.0	L+ 3.8%	L +4.0%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
10	Senior Loan		2/14/2018	165.0	161.5	161.5	L+ 3.8%	L +4.0%	Floating	3/9/2023	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
11	Senior Loan		9/28/2018	160.0	156.0	156.0	L+ 2.8%	L +3.0%	Floating	10/9/2023	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
12	Senior Loan		5/15/2019	143.0	131.1	131.1	L+ 2.6%	L +2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
13	Senior Loan		11/26/2019	113.0	113.7	113.7	L+ 3.0%	L +3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
14	Senior Loan		12/20/2018	105.9	98.4	98.4	L+ 3.3%	L +3.4%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
15	Senior Loan		12/18/2019	101.0	81.9	81.8	L+ 2.6%	L +2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
16	Senior Loan		1/27/2020	94.0	43.1	42.6	L+ 3.3%	L +3.6%	Floating	2/9/2025	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%		3
17	Senior Loan		8/28/2019	90.0	68.5	68.0	L+ 3.1%	L +3.3%	Floating	9/9/2024	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%		3
18	Senior Loan		9/29/2017	89.5	88.2	88.2	L+ 3.9%	L +4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		3
19	Senior Loan		9/25/2020	88.9	78.5	78.5	L+ 3.0%	L +3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$200 Sq ft	78.4%		3
20	Senior Loan		3/27/2019	88.2	88.5	88.2	L+ 3.5%	L +4.6%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
21	Senior Loan		3/28/2019	88.1	87.0	86.9	L+ 3.7%	L +5.9%	Floating	4/9/2024	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		4
22	Senior Loan		3/7/2019	81.3	81.3	81.3	L+ 3.1%	L +3.4%	Floating	3/9/2024	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
23	Senior Loan		2/1/2017	80.7	80.7	80.7	L+ 4.7%	L +5.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%		4
24	Senior Loan		6/17/2019	79.4	78.8	78.5	L+ 2.8%	L +3.0%	Floating	7/9/2025	Boston, MA	Office	Bridge	$187 Sq ft	70.7%		3
25	Senior Loan		8/8/2019	76.5	61.7	61.6	L+ 3.0%	L +3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
26	Senior Loan		12/10/2019	75.8	56.4	56.4	L+ 2.6%	L +2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
27	Senior Loan		4/29/2019	70.0	70.0	69.7	L+ 3.3%	L +3.5%	Floating	5/9/2024	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%		3
28	Senior Loan		6/28/2019	63.9	57.4	57.4	L+ 2.5%	L +2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
29	Senior Loan		11/8/2019	62.1	58.9	58.8	L+ 3.9%	L +4.3%	Floating	11/9/2021	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
30	Senior Loan		6/25/2019	62.0	57.7	57.6	L+ 3.1%	L +4.9%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		4
31	Senior Loan		6/20/2018	61.0	57.6	57.6	L+ 3.0%	L +3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
32	Senior Loan		1/8/2019	60.2	36.7	36.5	L+ 3.8%	L +4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%		4
33	Senior Loan		1/9/2019	60.0	60.7	60.7	L+ 3.4%	L +3.8%	Floating	1/9/2024	Mountain View, CA	Hotel	Bridge	$375,000 Unit	64.2%		4
34	Senior Loan		12/18/2019	58.8	55.8	55.4	L+ 2.7%	L +3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
35	Senior Loan		3/12/2020	55.0	49.3	49.0	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
36	Senior Loan		1/22/2019	54.0	52.5	52.5	L+ 3.9%	L +4.1%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
37	Senior Loan		1/23/2018	53.8	52.3	52.3	L+ 3.4%	L +3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$120 Sq ft	66.9%		2
38	Senior Loan		6/15/2018	53.6	50.9	50.8	L+ 3.1%	L +3.3%	Floating	6/9/2023	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%		2
39	Senior Loan		10/10/2019	52.9	47.7	47.4	L+ 2.8%	L +3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%		3
40	Senior Loan		12/20/2017	51.0	51.7	51.7	L+ 4.0%	L +6.3%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		4
41	Senior Loan		3/12/2020	50.2	44.9	44.6	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%		3
42	Senior Loan		6/15/2018	50.0	44.3	44.3	L+ 3.7%	L +3.9%	Floating	7/9/2023	Atlanta, GA	Office	Bridge	$119 Sq ft	57.2%		3
43	Senior Loan		11/29/2018	47.0	47.0	46.9	L+ 3.3%	L +3.5%	Floating	12/9/2023	Brooklyn, NY	Multifamily	Moderate Transitional	$166,619 Unit	58.0%		4
44	Senior Loan		3/17/2021	45.4	37.5	37.1	L+ 3.3%	L +3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Moderate Transitional	$62,209 Unit	63.7%		3
45	Senior Loan		3/30/2018	45.2	42.1	42.1	L+ 3.7%	L +3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$157 Sq ft	57.9%		3

46	Senior Loan	1/28/2019	43.1		40.3	40.1	L+ 3.0%		L +3.2%	Floating	2/9/2024	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
47	Senior Loan	3/7/2019	39.4		39.6	39.5	L+ 3.8%		L +4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,709 Unit	61.6%	4
48	Senior Loan	3/11/2019	39.0		39.4	39.4	L+ 3.4%		L +5.3%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	4
49	Senior Loan	3/10/2020	37.5		36.3	36.3	L+ 2.7%		L +3.0%	Floating	3/9/2025	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
50	Senior Loan	1/4/2018	35.2		29.9	29.9	L+ 3.4%		L +3.7%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	2
51	Senior Loan	6/4/2019	34.7		32.0	31.9	L+ 3.5%		L +3.8%	Floating	6/9/2024	Riverside, CA	Mixed-Use	Bridge	$99 Sq ft	68.0%	2
52	Senior Loan	5/27/2018	33.0		31.2	31.2	L+ 3.7%		L +5.0%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
53	Senior Loan	9/13/2019	26.7		26.3	26.2	L+ 2.8%		L +3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
54	Senior Loan	10/19/2016	10.4		10.4	10.4	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$641 Sq ft	49.8%	4
55	Senior Loan	10/19/2016	7.9		7.9	7.9	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$725 Sq ft	43.3%	4
56	Senior Loan	10/19/2016	4.8		4.8	4.8	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$715 Sq ft	40.7%	4
57	Senior Loan	10/19/2016	1.9		1.9	1.9	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$478 Sq ft	46.6%	4
Subtotal / Weighted Average			4948.7		4553.9	4546.8	L +3.1%	(9)	L +3.6%		2.9 yrs					66.1%	3.1
Mezzanine Loans:
1	Mezzanine Loan	6/28/2019	35.0	(10)	33.5	33.4	L+ 10.3%		L +10.8%	4.2	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			35.0		33.5	33.4	L +10.3%		L +10.8%		4.2 yrs					41.0%	3
Total / Weighted Average			4,983.7		4,587.4	4,580.2	L +3.2%		L +3.6%		2.9 yrs					65.9%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 53, 54, 55 and 56 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of March 31, 2021 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2021, based on unpaid principal balance, 23.0% of our loans were subject to yield maintenance or other prepayment restrictions and 77.0% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of March 31, 2021 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of March 31, 2021 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. At March 31, 2021, the weighted average LIBOR floor for our loan portfolio was 1.64%. As of March 31, 2021, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates. Approximately 90.8% of our liabilities do not contain LIBOR floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2021, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$4,587,358		Interest income	$73	$—	$369	$—	$1,126	$—
(3,678,914)	(2)	Interest expense	(9,322)	4,934	(18,643)	4,934	(27,967)	4,934
$908,444		Total change in net interest income	$(9,249)	$4,934	$(18,274)	$4,934	$(26,841)	$4,934

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR.
(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

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

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit agreements. We are subject to “margin call” risk under our secured credit agreements. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured credit agreements could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Liquidity and Capital Resources—Liquidity Needs” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 24, 2021 for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured credit agreements used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured credit agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit agreements as they mature from time to time in the future. Prior to making our voluntary deleveraging payment during the second quarter of 2020, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured credit facility lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence returns, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

Extension Risk

Our Manager computes the projected weighted average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured debt agreements. We expect that the economic and market disruptions caused by COVID-19 will lead to a decrease in prepayment rates and an increase in the number of our borrowers who exercise extension options. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. For more information regarding the impact of COVID-19 on the financial condition of our borrowers, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

Capital Market Risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured credit agreements, collateralized loan obligations, mortgage loan payable, term loans, or other debt instruments or arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

During 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions have contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We also anticipate that these conditions will adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

Non-Performance Risk

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various factors we consider during our underwriting and loan structuring process, including but not limited to, requiring substantially all of our borrowers to purchase an interest rate cap contract for the term of our loan.

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

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. For more information regarding the impact that COVID-19 has had on these risks, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings. See the “Litigation” section of Note 15 to the Consolidated Financial Statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, we may enter into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Any such economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

In addition, certain of the hedging instruments that we may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. We cannot assure that a liquid secondary market will exist for hedging instruments that we may purchase or sell in the future, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

In addition, subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. We may fail to recalculate, readjust and execute hedges in an efficient manner.

While we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Furthermore, we intend to record any derivative and hedging transactions we enter into in accordance with GAAP. However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because any losses on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.

Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee (the “ARRC”), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings and has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR’s replacement.

There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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

Date: May 04, 2021	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)