Form 10-Q
period 2021-06-30
TPG RE Finance Trust, Inc.
filed 2021-08-03
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

(212) 601-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRTX	New York Stock Exchange

6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share	TRTX PRC	New York Stock Exchange

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

As of July 30, 2021, there were 77,046,183 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

•

the ultimate geographic spread, severity and duration of pandemics such as the novel coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

In this quarterly report, except where the context requires otherwise:

•	“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•	“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•	“TPG” refers to TPG Global, LLC, a Delaware limited liability company, and its affiliates.

TABLE OF CONTENTS

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Six Months ended June 30, 2021 and June 30, 2020	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Six Months ended June 30, 2021 and June 30, 2020	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2021 and June 30, 2020	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	73

Part II. Other Information		74

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

Signatures		78

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS(1)
Cash and Cash Equivalents	$239,743	$319,669
Restricted Cash	828	—
Accounts Receivable	755	785
Collateralized Loan Obligation Proceeds Held at Trustee	53,832	174
Accounts Receivable from Servicer/Trustee	2,439	418
Accrued Interest and Fees Receivable	29,461	27,391
Loans Held for Investment	4,825,890	4,516,400
Allowance for Credit Losses	(51,941)	(59,940)
Loans Held for Investment, Net (includes $1,354,085 and $2,259,467, respectively, pledged as collateral under secured credit facilities)	4,773,949	4,456,460
Real Estate Owned	99,200	99,200
Other Assets	2,789	4,646
Total Assets	5,202,996	$4,908,743
LIABILITIES AND EQUITY(1)
Liabilities
Accrued Interest Payable	$2,774	$2,630
Accrued Expenses and Other Liabilities	11,311	14,450
Secured Credit Agreements (net of deferred financing costs of $4,571 and $8,831, respectively)	858,640	1,514,028
Collateralized Loan Obligations (net of deferred financing costs of $14,654 and $9,192, respectively)	2,821,233	1,825,568
Mortgage Loan Payable (net of deferred financing costs of $712 and $853, respectively)	49,288	49,147
Payable to Affiliates	5,738	5,570
Deferred Revenue	1,321	1,418
Dividends Payable	15,500	29,481
Total Liabilities	3,765,805	3,442,292
Commitments and Contingencies—See Note 15
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 0 and 13,000,000 shares authorized, respectively; 0 and 9,000,000 shares issued and outstanding, respectively)	—	199,551
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Series C Preferred Stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 0 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	—
Common Stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,089,125 and 76,787,006 shares issued and outstanding, respectively)	77	77
Additional Paid-in-Capital	1,708,972	1,559,681
Accumulated Deficit	(271,866)	(292,858)
Total Stockholders' Equity	$1,437,191	$1,266,900
Total Permanent Equity	$1,437,191	$1,266,900
Total Liabilities and Equity	$5,202,996	$4,908,743

(1)

The Company’s consolidated Total Assets and Total Liabilities as of June 30, 2021 include assets and liabilities of variable interest entities (“VIEs”) of $3.4 billion and $2.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2020 include assets and liabilities of VIEs of $2.3 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 6 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest Income	$61,915	$70,051	$120,064	$151,800
Interest Expense	(22,017)	(25,865)	(42,307)	(64,322)
Net Interest Income	39,898	44,186	77,757	87,478
OTHER REVENUE
Other Income, net	157	119	253	447
Total Other Revenue	157	119	253	447
OTHER EXPENSES
Professional Fees	1,137	4,036	2,336	5,855
General and Administrative	1,081	860	2,112	1,840
Stock Compensation Expense	1,393	1,686	2,849	3,087
Servicing and Asset Management Fees	328	261	655	537
Management Fee	5,344	5,115	10,437	10,115
Total Other Expenses	9,283	11,958	18,389	21,434
Securities Impairments	—	96	—	(203,397)
Credit Loss Benefit (Expense)	1,852	10,546	5,890	(52,802)
Income (Loss) Before Income Taxes	32,624	42,989	65,511	(189,708)
Income Tax Expense, net	(233)	(61)	(1,164)	(154)
Net Income (Loss)	$32,391	$42,928	$64,347	$(189,862)
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(6,947)	(2,380)	(13,217)	(2,651)
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	(23,997)	(443)	(25,449)	(443)
Net (Loss) Income Attributable to Common Stockholders - See Note 12	$(21,038)	$40,105	$3,196	$(192,956)
(Loss) Earnings per Common Share, Basic	$(0.27)	$0.52	$0.04	$(2.53)
(Loss) Earnings per Common Share, Diluted	$(0.27)	$0.52	$0.04	$(2.53)
Weighted Average Number of Common Shares Outstanding
Basic:	76,899,270	76,644,038	76,897,453	76,554,680
Diluted:	76,899,270	76,644,038	81,331,351	76,554,680
OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$32,391	$42,928	$64,347	$(189,862)
Unrealized Loss on Available-for-Sale Debt Securities	—	(77)	—	(1,051)
Comprehensive Net Income (Loss)	$32,391	$42,851	$64,347	$(190,913)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2021	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$—	$1,266,900	$199,551
Issuance of Common Stock	—	—	—	—	110,096	—	—	—	—	—	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,456	—	—	1,456	—
Net Income	—	—	—	—	—	—	—	31,955	—	31,955	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,124)	—	(6,124)	—
Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(1,452)	—	—	(1,452)	1,452
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—		—	—	(15,507)	—	(15,507)	—
March 31, 2021	125	$—	—	$—	76,897,102	$77	$1,559,685	$(282,534)	$—	$1,277,228	$201,003
Issuance of Common Stock	—	—	—	—	192,023	—	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	$8	—	—	201,242	—	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(6,866)	—	—	(6,866)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,393	—	—	1,393	—
Net Income	—	—	—	—	—	—	—	32,391	—	32,391	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,214)	—	(6,214)	—
Series B Preferred Stock Redemption at Par Value	—	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock Redemption Make-Whole Payment	—	—	—	—	—	—	(22,485)	—	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(23,997)	—	—	(23,997)	23,997
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,509)	—	(15,509)	—
June 30, 2021	125	$—	8,050,000	$8	77,089,125	$77	$1,708,972	$(271,866)	$—	$1,437,191	$—

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401	—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)	—
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413	$—
Issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	225,000
Series B Preferred Stock Allocated Warrant Fair Value to Purchase Common Stock	—	—	—	—	—	—	14,402	—	—	14,402	(14,402)
Issuance of Common Stock	—	—	160,278	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(18,842)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(985)	—	—	(985)	(14,209)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,686	—	—	1,686	—
Net Income	—	—	—	—	—	—	—	42,928	—	42,928	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(77)	(77)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,255)	—	(2,255)	—
Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(443)	—	—	(443)	443
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,448)	—	(15,448)	—
June 30, 2020	125	$—	76,792,432	$77	—	$—	$1,559,684	$(288,540)	$—	$1,271,221	$196,832

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$64,347	$(189,862)
Adjustment to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(3,775)	(5,627)
Amortization of Deferred Financing Costs	7,644	6,539
Decrease (Increase) in Capitalized Accrued Interest	548	(550)
Loss on Sales of Loans Held for Investment, net	1,626	13,773
Loss on Sales of CRE Debt Securities, net	—	203,397
Stock Compensation Expense	2,849	3,087
(Benefit) Allowance for Credit Loss Expense	(7,515)	39,029
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	30	2,308
Accrued Interest Receivable	(2,051)	(1,078)
Accrued Expenses and Other Liabilities	(4,716)	1,414
Accrued Interest Payable	146	(3,212)
Payable to Affiliates	167	1,505
Deferred Fee Income	(97)	(15)
Other Assets	1,857	(31)
Net Cash Provided by Operating Activities	61,060	70,677
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(631,408)	(351,650)
Advances on Loans Held for Investment	(73,136)	(123,692)
Principal Repayments of Loans Held for Investment	282,583	333,715
Sales of Loans Held for Investment	58,374	5,295
Purchase of Available-for-Sale CRE Debt Securities	—	(168,888)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	—	766,437
Net Cash (Used in) Provided by Investing Activities	(363,587)	461,217
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(36,373)	—
Proceeds from Collateralized Loan Obligation	1,037,500	—
Proceeds from Issuance of Series C Cumulative Redeemable Preferred Stock	201,250	—
Payments on Secured Credit Agreements - Loan Investments	(868,083)	(606,265)
Proceeds from Secured Credit Agreements - Loan Investments	208,435	695,250
Payments on Secured Credit Agreements - CRE Debt Securities	—	(824,920)
Proceeds from Secured Credit Agreements - CRE Debt Securities	—	132,122
Payment of Deferred Financing Costs	(8,119)	(1,769)
Series B Preferred Stock Redemption Make-Whole payment	(22,485)	—
Series B Preferred Stock Redemption at Par Value	(225,000)	—
Proceeds from Issuance of Series B Preferred Stock	—	210,598
Proceeds from Issuance of Warrants to Purchase Common Stock	—	14,402
Proceeds from Issuance of Common Stock	—	12,895
Dividends Paid on Common Stock	(44,998)	(32,551)
Dividends Paid on Class A Common Stock	—	(284)
Dividends Paid on Preferred Stock	(12,338)	(2,256)
Payment of Equity Issuance and Equity Distribution Agreement Transaction Costs	(6,360)	(12,365)
Net Cash Provided by (Used in) Financing Activities	223,429	(415,143)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(79,098)	116,751
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	319,669	79,666
Cash, Cash Equivalents and Restricted Cash at End of Period	$240,571	$196,417
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$34,526	$60,995
Taxes Paid	$973	$5
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends Declared, not paid	$15,500	$48,669
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, Net	$55,872	$80,205
Accrued Equity Issuance and Transaction Costs	$506	$3,035
Change in Accrued Deferred Financing Costs	$587	$937
Unrealized Loss on Available-for-Sale CRE Debt Securities	$—	$(1,051)

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income (loss) or total assets in the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets, respectively. Prior period amounts related to preferred stock dividends and participating securities share in earnings (loss) were reclassified to conform with the current period presentation of net (loss) income attributable to common stockholders in the consolidated statements of income (loss) and comprehensive income (loss). Additionally, amounts related to collateralized loan obligation proceeds held at trustee were reclassified from accounts receivable from servicer/trustee in prior period consolidated balance sheets to conform with the current period presentation.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to, the adequacy of our allowance for credit losses and the valuation inputs related thereto and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the still-limited availability of observable pricing inputs due to market dislocation and continued reduced levels of investment sales and financing activity resulting from the coronavirus pandemic (“COVID-19”). Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

Risks and Uncertainties

COVID-19 resulted in broad challenges globally, contributed to significant volatility in financial markets and continues to adversely impact global commercial activity. COVID-19 has had a continued adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. As a result of the approval of multiple COVID-19 vaccines for use and the distribution of such vaccines among the general population, many jurisdictions have re-opened and loosened restrictions. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions. Such restrictions could include mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery. Although the Company has observed signs of economic recovery, they are uneven, and the Company cannot predict the time required for a widespread sustainable economic recovery to take place. These factors could further materially and adversely affect the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty surrounding the severity and duration of the outbreak, including possible recurrences and differing economic and social impacts of the outbreak in various regions of the United States, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment and effectiveness of vaccines approved for COVID-19 and the willingness of individuals to get vaccinated, (vi) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19, (vii) the impact of phase out of economic stimulus measures, the inflationary pressure of economic stimulus, and the eventual halt and reversal by the U.S. Treasury of asset purchases and (viii) the uneven impact on the Company’s borrowers, real estate values and cost of capital.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing, or if timely collection of principal and interest is doubtful. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case the PIK interest is written off.

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

Credit Losses

Allowance for Credit Losses for Loans Held for Investment

On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectable accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral in the following property types: office (including life science-related properties); multifamily; hotel; mixed-use; condominium; and retail.

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

The Company’s CECL reserve also reflects its estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimations include unemployment rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses remains materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, current and future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.

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

Once the expected credit loss amount is determined, an allowance for credit losses equal to the calculated expected credit loss is established. Consistent with ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”), a loan will be written off through Credit Loss Benefit (Expense) in the consolidated statements of income (loss) and comprehensive income (loss) when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, but non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible; that is, repayment is deemed to be delayed beyond reasonable time frames, or the loss becomes evident due to the borrower’s lack of assets and liquidity, or the borrower’s sponsor is unwilling or unable to support the loan. This policy is reflective of the investor’s economics as it relates to the ultimate realization of the loan.

Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach

The model-based approach to measure the allowance for credit losses relates to loans which are not individually-assessed.

The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 115,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to estimate the allowance for credit losses. This methodology considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information based on systematic methodology determined at the input level. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

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

Real Estate Owned

Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 and is considered to be held for sale or is sold. The Company's cost basis in REO is equal to the estimated fair value of the collateral at the date of acquisition, less estimated selling costs. The estimated fair value of REO is determined using a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference, along with any previously recorded specific CECL reserve, is recorded through Credit Loss Benefit (Expense) in the consolidated statements of income (loss) and comprehensive income (loss).

REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to a REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the asset. REO is evaluated for recoverability, on a fair value basis, when impairment indicators are identified. Any impairment loss, revenue and expenses from operations of the properties and resulting gains or losses on sale are included within the consolidated statements of income (loss) and comprehensive income (loss).

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2021, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

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

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have and continue to experience reduced transaction volumes, uneven liquidity, and disruption as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. In the absence of market inputs,

GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for the Company’s management to formulate assumptions to measure the fair value of the Company’s assets.

Income Taxes

The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, the Company may elect to make future distributions of its taxable income in a mixture of stock and cash. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

In certain instances, the Company may generate excess inclusion income (“EII”) within its corporate entity structure, specifically in its sub-REIT and taxable partnership entities. Generally, EII results from an economic environment with sustained low interest rates, where the Company’s loan portfolio benefits from its high LIBOR floors, and the related CLO financing transactions cost of funds are largely based on unfloored LIBOR or Compounded Secured Overnight Financing Rate (“SOFR”). EII, which is treated as unrelated business taxable income, is an obligation of the Company and is allocated only to its taxable REIT subsidiaries and not to its common stockholders.

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

Earnings per Common Share

The Company calculates basic earnings per share using the two-class method which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants (the “Warrants”, see Note 13) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which are exercisable only on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities and warrants from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

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

Deferred Financing Costs

Deferred financing costs are reflected net of the collateralized loan obligations, secured credit arrangements, and mortgage loan payable on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (a) for secured credit arrangements other than our CRE CLOs, the initial term of the financing arrangement, or in case of costs directly associated with the loan, over the life of the facility or the loan, whichever is shorter; (b) for deferred financing costs related to mortgage loan payable, the initial maturities of the underlying loan(s) pledged to support the specific borrowing; and (c) for our CRE CLOs, over the estimated life of the liabilities issued based on the underlying loans’ initial maturity dates, considering the expected repayment behavior of the loans collateralizing the notes and the impact of any reinvestment periods, as of the closing date.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $15.0 million and $19.1 million, respectively, as of June 30, 2021 and December 31, 2020.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Collateralized Loan Obligation Proceeds Held at Trustee

Collateralized Loan Obligation Proceeds Held at Trustee represent the TRTX 2021-FL4 Ramp-Up Account available to purchase eligible collateral interests from the Company during a ramp-up period of approximately six months following the FL4 Closing Date, and cash held by the Company’s CLOs pending reinvestment in eligible collateral. As of June 30, 2021, the Company has fully utilized the TRTX 2021-FL4 Ramp-Up Account. See Note 6 for details of the TRTX 2021-FL4 issuance.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan activities that have not been remitted to the Company based on established servicing and borrowing procedures. Such amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company.

Stockholders’ Equity

Total Stockholders’ Equity includes preferred stock, common stock, and warrants classified as temporary equity or permanent equity. Common shares generally represent a basic ownership interest in an entity and a residual corporate interest in liquidation, bearing the ultimate risk of loss and receiving the benefit of success. Common shares are usually perpetual in nature with voting rights and dividend rights. Preferred shares are usually characterized by the life of the instrument (i.e., perpetual or redeemable) and the ability of a holder to convert the equity instrument into cash, common shares, or a combination thereof. The terms of preferred shares can vary significantly, including but not limited to, an equity instrument’s dividend rate, term (e.g., inclusion of a stated redemption date), conversion features, voting rights, and liquidation preferences.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer.

Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 13 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of June 30, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 13.

Permanent Equity

The Company has preferred stock, common stock, and warrants outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company on and after June 14, 2026. The Series C Preferred Stock issuance is described in Note 13.

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

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $13.9 million and $14.0 million as of June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021, the Company originated nine mortgage loans, with a total commitment of $752.5 million, an initial unpaid principal balance of $597.0 million, and unfunded commitments at closing of $155.5 million. During the six months ended June 30, 2021, the Company originated 10 mortgage loans, with a total commitment of $797.8 million, an initial unpaid principal balance of $634.5 million, and unfunded commitments at closing of $163.3 million.

The following table details overall statistics for the Company’s loan portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Balance Sheet Portfolio	Total Loan Portfolio	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	62	63	57	58
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$5,318,297	$5,450,297	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,833,535	$4,833,535	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$488,916	$488,916	$423,487	$423,487
Amortized cost	$4,825,890	$4,825,890	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.2%	3.2%	3.2%	3.2%
Weighted average all-in yield(4)	5.0%	5.0%	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	2.9	2.9	3.1	3.1

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. As of June 30, 2021 and December 31, 2020, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $4.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of June 30, 2021, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of June 30, 2021, based on the unpaid principal balance of the Company’s total loan exposure, 20.6% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 79.4% were open to repayment by the borrower without penalty.

The following tables present an overview of the mortgage loan investment portfolio by loan seniority as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,799,273	$(7,543)	$4,791,730
Subordinated and Mezzanine loans	34,262	(102)	34,160
Total	$4,833,535	$(7,645)	$4,825,890
Allowance for credit losses			(51,941)
Loans Held for Investment, Net			$4,773,949

	December 31, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount), Loan Origination Fees, net	Amortized Cost
Senior loans	$4,492,209	$(8,161)	$4,484,048
Subordinated and Mezzanine loans	32,516	(164)	32,352
Total	$4,524,725	$(8,325)	$4,516,400
Allowance for credit losses			(59,940)
Loans Held for Investment, Net			$4,456,460

For the six months ended June 30, 2021, loan portfolio activity was as follows (dollars in thousands):

Carrying Value
Balance as of December 31, 2020	$4,456,460
Additions during the period:
Loans originated and acquired	631,408
Additional fundings	74,312
Amortization of origination fees	3,775
Deductions during the period:
Collection of principal	(339,315)
Loan sale	(60,690)
Change in allowance for credit losses	7,999
Balance as of June 30, 2021	$4,773,949

During the three months ended June 30, 2021, the Company sold one hotel loan with an unpaid principal balance of $60.7 million for $59.5 million, resulting in a loss on sale of $1.6 million, including transaction costs of $0.4 million, before giving effect to the reduction of the general CECL reserve resulting from the related decline in loan commitments.

As of June 30, 2021 and December 31, 2020, there was $7.6 million and $8.3 million, respectively, of unamortized loan fees and discounts included in loans held for investment, net in the consolidated balance sheets. The Company did not recognize any accelerated fee component of prepayment fees during the three months ended June 30, 2021 and 2020, and recognized $0 million and $0.3 million of such payments, respectively, during the six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

Loan Risk Rating

As discussed in Note 2, the Company evaluates all of its loans to assign risk ratings on a quarterly basis. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are described in Note 2. The Company generally assigns a risk rating of “3” to its loan investments in the origination quarter, except in specific circumstances that warrant a different risk rating based on current circumstances.

The following tables present amortized cost basis by origination year, grouped by risk rating, as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,345	—	—	308,404	—	—	341,749
3	598,526	253,369	1,536,789	1,089,536	337,139	23,009	3,838,368
4	—	—	316,794	46,937	216,682	—	580,413
5	—	—	—	31,200	—	—	31,200
Total mortgage loans	$631,871	$253,369	$1,853,583	$1,476,077	$553,821	$23,009	$4,791,730
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,160	—	—	—	34,160
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,160	—	—	—	34,160
Total	$631,871	$253,369	$1,887,743	$1,476,077	$553,821	$23,009	$4,825,890

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	337,738	—	—	337,738
3	247,770	1,705,783	1,099,503	255,255	—	3,308,311
4	—	433,334	46,882	301,628	25,049	806,893
5	—	—	31,106	—	—	31,106
Total mortgage loans	$247,770	$2,139,117	$1,515,229	$556,883	$25,049	$4,484,048
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	32,352	—	—	—	32,352
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	32,352	—	—	—	32,352
Total	$247,770	$2,171,469	$1,515,229	$556,883	$25,049	$4,516,400

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost, and results of the Company’s internal risk rating review performed as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Rating	June 30, 2021	December 31, 2020
1	$—	$—
2	341,749	337,738
3	3,872,528	3,340,663
4	580,413	806,893
5	31,200	31,106
Total	$4,825,890	$4,516,400
Allowance for Credit Losses	(51,941)	(59,940)
Carrying Value	$4,773,949	$4,456,460
Weighted Average Risk Rating(1)	3.1	3.1

(1)	Weighted Average Risk Rating calculated based on amortized cost balance at period end.

The weighted average risk rating of the Company’s loans remained unchanged at 3.1 as of June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021, the Company assigned to one of its loans originated in the current quarter a risk rating of “2” based on the continued outperformance of the underlying collateral. This loan refinanced a loan held in the Company’s loan portfolio that carried a “2” risk rating at the time it was repaid in full. Additionally, as of June 30, 2021, the Company: upgraded two hotel loans from risk category “4” to “3” due to positive economic trends in the local markets and continued improvements in property-level operating performance; upgraded four condominium loans, to the same Sponsor, from risk category “4” to “3” due to improved Sponsor financial condition, pace of conversion work, and improving market conditions; and downgraded one office loan from risk category “2” to “3” due to slowing leasing activity.

During the three months ended March 31, 2021, the Company upgraded one loan from risk category “3” to “2” because the collateral property achieved stabilized occupancy at rents in excess of underwritten rents.

 Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of June 30, 2021. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss, see Note 2.

The following tables present activity in the allowance for credit losses for the mortgage loan investment portfolio by class of finance receivable for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30, 2021
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of April 1, 2021	$55,155	$1,486	$56,641
Credit Loss Expense (Benefit)	(3,724)	(976)	(4,700)
Subtotal	51,431	510	51,941

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of April 1, 2021	2,084	65	2,149
Credit Loss Expense (Benefit)	1,276	(54)	1,222
Subtotal	3,360	11	3,371

Total allowance for credit losses	$54,791	$521	$55,312

	For the Three Months Ended June 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of April 1, 2020	$73,620	$2,038	$75,658
Credit Loss Expense (Benefit)	(22,063)	(38)	(22,101)
Subtotal	51,557	2,000	53,557

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of April 1, 2020	5,807	1,528	7,335
Credit Loss Expense (Benefit)	(2,189)	(28)	(2,217)
Subtotal	3,618	1,500	5,118

Total allowance for credit losses	$55,175	$3,500	$58,675

	For the Six Months Ended June 30, 2021
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2020	$58,210	$1,730	$59,940
Credit Loss Expense (Benefit)	(6,779)	(1,220)	(7,999)
Subtotal	51,431	510	51,941

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2020	2,756	132	2,888
Credit Loss Expense (Benefit)	604	(121)	483
Subtotal	3,360	11	3,371

Total allowance for credit losses	$54,791	$521	$55,312

	For the Six Months Ended June 30, 2020
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	16,903	880	17,783
Credit Loss Expense (Benefit)	34,654	1,120	35,774
Subtotal	51,557	2,000	53,557

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2019	—	—	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	1,862	—	1,862
Credit Loss Expense (Benefit)	1,756	1,500	3,256
Subtotal	3,618	1,500	5,118

Total allowance for credit losses	$55,175	$3,500	$58,675

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended June 30, 2021, the Company recorded a decrease of $3.5 million to its allowance for credit losses. The decline in the Company’s allowance for credit losses was primarily due to an improving macroeconomic outlook based on recent observed economic data, improved property performance of underlying collateral for many of its loan investments that were adversely impacted by COVID-19, and normalizing commercial real estate capital markets activity. While the ultimate impact of these trends remains uncertain, the Company has selected its macroeconomic outlook based on this uncertainty, made specific forward-looking valuation adjustments to the inputs of its calculation of the allowance for credit losses to reflect variability regarding the timing, strength, and distribution of a sustained economic recovery, and unknown post-COVID levels of economic activity that may result.

During the six months ended June 30, 2021, the Company recorded a decrease of $7.5 million to its allowance for credit losses, reducing its CECL reserve to $55.3 million as of June 30, 2021. For the six months ended June 30, 2021, the Company’s estimate of expected credit losses was impacted by loan originations, sales, and repayments of $631.4 million, $60.7 million, and $339.3 million, respectively, recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve, and an increase in the Company’s total loan commitments and unpaid principal balance as of June 30, 2021. For the six months ended June 30, 2020, the allowance for credit losses increased to $58.7 million, comprised of $19.6 million in connection with the adoption of ASC 326 on January 1, 2020, and $39.1 million due to changes in economic outlook resulting from the initial impact of the COVID-19 pandemic. The average risk rating of the Company’s loans remained unchanged at 3.1 as of June 30, 2021, December 31, 2020, and June 30, 2020.

One loan secured by a retail property was on non-accrual status as of June 30, 2021 and December 31, 2020 due to a default caused by non-payment of interest in December 2020. The amortized cost of the loan was $31.2 million and $31.1 million as of June 30, 2021 and December 31, 2020, respectively. In accordance with the Company’s revenue recognition policy on loans placed on non-accrual status, the Company suspended accrual of interest income on this first mortgage loan. As of June 30, 2021 and December 31, 2020, the Company determined that this first mortgage loan met the CECL framework’s criteria for individual assessment. Accordingly, the Company utilized the estimated fair value of the collateral on June 30, 2021 and December 31, 2020 to estimate a loan loss reserve of $10.0 million, which is included in the CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 12.5%, and a terminal capitalization rate of 7.5%. These inputs are based on the location, type and nature of the property, current and anticipated market conditions, and management’s knowledge, experience, and judgment. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may fail to pay interest which may result in additional loans being placed on non-accrual status during later periods.

During the three months ended June 30, 2021, the Company executed two loan modifications with borrowers. As of June 30, 2021, these loans had an aggregate commitment amount of $186.9 million and an aggregate unpaid principal balance of $174.0 million. None of the loan modifications triggered the accounting requirements of a troubled debt restructuring.

During the six months ended June 30, 2021, the Company executed seven loan modifications. As of June 30, 2021, the aggregate number of loan modifications in effect was 12 with an unpaid principal balance of $1,032.9 million. All the modified loans are performing as of June 30, 2021.

Loan modifications implemented by the Company since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and an increase in the loan coupon. Loan modifications implemented by the Company in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to the Company.

The following table presents the activity in the PIK balance during the six months ended June 30, 2021 (dollars in thousands):

Balance as of December 31, 2020	$4,701
PIK accrued	816
PIK repayments and write-off	—
Balance as of March 31, 2021	5,517
PIK accrued	360
PIK repayments	(1,034)
PIK write-off	(690)
Balance as of June 30, 2021	$4,153

For the three months ended June 30, 2021, total PIK interest of $0.4 million on two loans was deferred and added to the outstanding loan principal. For the six months ended June 30, 2021, total PIK interest of $1.2 million on two loans was deferred and added to the outstanding loan principal. PIK interest on eight loans was outstanding as of June 30, 2021.

The following table presents collections of scheduled interest during the three and six months ended June 30, 2021 and 2020 and the three months ended March 31, 2021:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Scheduled interest, including PIK	99.3%	99.4%	100.0%	99.3%	100.0%
PIK interest as a percentage of scheduled interest	1.1%	1.2%	1.0%	1.1%	0.4%

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of June 30, 2021 (dollars in thousands):

	Days Outstanding
	30-59 Days	60-89 Days	90 Days or More	Total Loans Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Loans Receivable:
Senior loans	$—	$—	$31,200	$31,200	$4,760,530	$4,791,730	$—
Subordinated and mezzanine loans	—	—	—	—	34,160	34,160	—
Total	$—	$—	$31,200	$31,200	$4,794,690	$4,825,890	$—

At December 31, 2020, all loans were current.

(4) Real Estate Owned

In December 2020, the Company acquired two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “REO Property”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the REO Property was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs.  The Company’s estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel.

As of June 30, 2021, the Company continued to hold the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which is classified as Mortgage Loan Payable on the consolidated balance sheets. See Note 7 for details of the Mortgage Loan Payable.

For the six months ended June 30, 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Available-for-Sale Debt Securities

As of June 30, 2021, the Company did not own any CRE debt securities. The Company did not acquire any CRE debt securities during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, all but one of the Company’s CRE debt securities was pledged as collateral under daily mark-to-market secured credit agreements.

During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million included in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the

Company being required to post cash collateral with the Company’s lenders under these facilities. To mitigate the impact to the Company’s business from these developments, the Company decided in late March 2020 to sell its entire CRE debt securities portfolio. Accordingly, as of March 31, 2020, the Company wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which was recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). In April 2020, the Company sold the remainder of its CRE debt securities portfolio with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million approximately equal to the impairment charge recorded during the three months ended March 31, 2020. For the six months ended June 30, 2020, the Company recorded total impairment charges of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss), offset by a small realized gain.

(6) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have outstanding as of June 30, 2021 three collateralized loan obligations to finance approximately $3.4 billion or 70.2% of the Company’s loan investment portfolio, measured by unpaid principal balance.

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

The Company fully invested the FL4 Ramp-Up Account of $308.9 million during the three months ended June 30, 2021.

TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL4 Additional Interests”) in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay.

In addition to fully utilizing the FL4 Ramp-Up Account, the Company utilized the reinvestment feature twice, contributing $77.2 million of new loans or participation interests, receiving net proceeds of $15.5 million after repaying $23.5 million of existing borrowings, including accrued interest.

As of June 30, 2021, FL4 Mortgage Assets represented 24.8% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion as of June 30, 2021.

As of June 30, 2021, TRTX 2019-FL4 had $52.6 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2021-FL4, the Company incurred $8.3 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL4 Closing Date. As of June 30, 2021, the Company’s unamortized issuance costs related to TRTX 2021-FL4 were $7.8 million.

Interest expense on the outstanding FL4 Notes is payable monthly. For the three and six months ended June 30, 2021, interest expense on the outstanding FL4 Notes (excluding amortization of deferred financing costs) of $4.6 million and $4.7 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

For the three and six months ended June 30, 2021, the Company did not utilize the reinvestment feature. For the three months ended June 30, 2020, the Company utilized the reinvestment feature two times, contributing $5.8 million of new loans or participating interests in loans, and receiving $2.0 million of cash, after the repayment of $3.8 million of existing borrowings, including accrued interest. For the six months ended June 30, 2020, the Company utilized the reinvestment feature six times, contributing $163.1 million of new loans or participating interests in loans, and receiving $49.3 million of cash, after the repayment of $113.8 million of existing borrowings, including accrued interest.

As of June 30, 2021 FL3 Mortgage Assets represented 25.4% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

As of June 30, 2021, TRTX 2019-FL3 had $1.2 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes issued based upon the expected repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both as of the FL3 Closing Date. As of June 30, 2021, the Company’s unamortized issuance costs related to TRTX 2019-FL3 were $3.9 million.

Interest expense on the outstanding FL3 Notes is payable monthly. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in their capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to SOFR plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 Indenture and the recommendation of the ARRC. The designated transaction representative has further determined that SOFR for any interest accrual period shall be the “30-Day Average SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. SOFR will be determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two SOFR Business Days. As of June 30, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 are indexed to SOFR, creating an underlying benchmark index interest rate basis difference between FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the FL3 mortgage assets to SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make its determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

For the three and six months ended June 30, 2021, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $3.8 million and $7.6 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). For the three and six months ended June 30, 2020, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $4.8 million and $12.1 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). TRTX 2018-FL2 provides for reinvestment, during the 24 months after closing of FL2, whereby eligible new loans or participation interests in loans may be contributed to TRTX 2018-FL2 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020.  For the three and six months ended June 30, 2021, the Company repaid $32.2 million and $36.4 million, respectively, of existing borrowings under TRTX 2018-FL2. For the three months ended June 30, 2020, the Company utilized the reinvestment feature twice, contributing $58.8 million of new loans or participation interests in loans, and receiving net cash proceeds of $20.5 million, after the repayment of $38.3 million of existing borrowings, including accrued interest. For the six months ended June 30, 2020, the Company utilized the reinvestment feature five times, contributing $133.0 million of new loans or participation interests in loans, and receiving net cash proceeds of $65.6 million, after the repayment of $67.4 million of existing borrowings, including accrued interest.

As of June 30, 2021, FL2 Mortgage Assets represented 20.0% of the aggregate unpaid principal balance of the Company’s loan investment portfolio and had an aggregate principal balance of approximately $964.5 million.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of issuance costs which are amortized on an effective yield basis over the expected life of the investment-grade notes (the “FL2 Notes”) issued based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both as of the FL2 Closing Date. As of June 30, 2021, the Company’s unamortized issuance costs related to TRTX 2018-FL2 were $2.6 million.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and six months ended June 30, 2021, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $3.1 million and $6.2 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). For the three and six months ended June 30, 2020, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $4.0 million and $10.0 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

The Company’s total assets and total liabilities as of June 30, 2021 and December 31, 2020 included the following VIE assets and liabilities of TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 (dollars in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$10,966	$78,350
Collateralized Loan Obligation Proceeds Held at Trustee	53,832	174
Accounts Receivable from Servicer/Trustee	372	—
Accrued Interest Receivable	6,050	740
Loans Held for Investment	3,361,570	2,199,666
Total Assets	$3,432,790	$2,278,930
LIABILITIES
Accrued Interest Payable	$2,071	$1,311
Accrued Expenses	1,683	630
Collateralized Loan Obligations	2,821,233	1,825,569
Payable to Affiliates	—	14,016
Total Liabilities	$2,824,987	$1,841,526

The following tables outline TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$3,361,570	$3,361,570	$2,835,887	$2,821,233

December 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$2,230,276	$2,230,276	$1,834,760	$1,825,568

Assets held by the FL4 Issuers, FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)	Weighted Average Spread (%)(1)	Weighted Average Maturity (Years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.31%	2.4	3.33%	4.9
TRTX 2019-FL3	3.20%	2.4	3.20%	4.1
TRTX 2021-FL4	3.12%	3.2	—	—

Debt (notes issued)
TRTX 2018-FL2	1.47%	16.4	1.45%	16.9
TRTX 2019-FL3 (3)	1.44%	13.3	1.44%	13.8
TRTX 2021-FL4	1.60%	16.7	—	—

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(3)	On June 15, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was transitioned from LIBOR to SOFR by the designated transaction representative under the FL3 indenture.

(7) Secured Credit Agreements and Mortgage Loan Payable

As of June 30, 2021 and December 31, 2020, the Company had secured credit facilities used to finance certain of the Company’s loan investments, and a mortgage loan payable used to finance the Company’s REO Property. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the mortgage loan payable, these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

The following table presents certain information regarding the Company’s secured credit agreements as of June 30, 2021 and December 31, 2020. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	June 30, 2021
Secured Credit Agreements and Mortgage Loan Payable:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral		Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)(3)	08/19/21	08/19/22	1 Month LIBOR	2.0%	2.1%	$250,000	$152,011	$97,989	$160,959		$160,206
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.8%	1.9%	750,000	686,931	63,069	169,396		167,834
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.6%	750,000	599,620	150,380	229,722		229,292
Morgan Stanley(1)	05/04/22	05/04/22	1 Month LIBOR	1.8%	1.9%	500,000	330,917	169,083	223,976		222,838
JP Morgan(1)	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	257,315	142,685	223,856		221,806
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.4%	1.7%	44,730	5,485	39,245	58,519		58,519
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	168,336	31,664	42,813		42,813
Institutional Financing(1)	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	80,450	169,096	293,120		292,918
Subtotal						$3,144,276	$2,281,065	$863,211	$1,402,361		$1,396,226

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,194,276	$2,281,065	$913,211	$1,501,561		$1,396,226

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the REO Property at the time of acquisition as described in Note 4.
(3)

In August 2021, the Company extended the initial maturity date from August 19, 2021 to August 19, 2022, with two additional one-year extensions at the Company’s option, provided the secured credit facility is not in default.

	December 31, 2020
Secured Credit Agreements and Mortgage Loan Payable:	Initial Maturity Date	Extended Maturity Date	Index Rate	Weighted Average Credit Spread	Interest Rate	Commitment Amount	Maximum Current Availability	Balance Outstanding	Principal Balance of Collateral		Amortized Cost of Collateral
Secured Credit Facilities
Goldman Sachs(1)	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$199,113	$50,887	$96,381		$94,971
Wells Fargo(1)	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	533,601	216,399	290,237		288,696
Barclays(1)	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	433,739	316,261	443,845		442,757
Morgan Stanley(1)(3)	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	174,045	325,955	434,630		433,031
JP Morgan(1)	10/30/23	10/30/25	1 Month LIBOR	1.6%	1.8%	400,000	192,906	207,094	351,123		347,852
US Bank(1)	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,372		101,287
Bank of America(1)	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	112,867	87,133	117,393		117,393
Institutional Financing(1)	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	—	249,546	427,330		426,984
Subtotal						$3,239,506	$1,716,647	$1,522,859	$2,262,311		$2,252,971

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$1,716,647	$1,572,859	$2,361,511		$2,252,971

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the REO Property at the time of acquisition as described in Note 4.
(3)	The Company extended its existing secured facility with Morgan Stanley on May 3, 2021 to a new initial maturity date of May 4, 2022.

The Company’s secured credit facilities contain defined mark-to-market provisions that permit the lenders to issue margin calls in the event collateral properties securing the Company’s borrowings experience a non-temporary decline in value or net cash flow (“credit marks”). In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values after the second anniversary date of the facility. The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of June 30, 2021:

Secured Credit Agreements and Mortgage Loan Payable: Secured Credit Facilities	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls
Loan Investments
Goldman Sachs(1)	08/19/21	08/19/22	25%	Credit
Wells Fargo	04/18/22	04/18/22	25%	Credit
Barclays	08/13/22	08/13/22	25%	Credit
Morgan Stanley	05/04/22	05/04/22	25%	Credit
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread
US Bank	07/09/22	07/09/24	25%	Credit
Bank of America	09/29/21	09/29/22	25%	Credit
Institutional Financing	10/30/23	10/30/25	25%	Credit

Mortgage Loan Payable
Institutional Lender	12/15/21	12/15/22	N/A	N/A

(1)

In August 2021, the Company extended the initial maturity date from August 19, 2021 to August 19, 2022, with two additional one-year extensions at the Company’s option, provided the secured credit facility is not in default.

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

Secured Credit Facilities

As of June 30, 2021 and December 31, 2020, the Company had seven secured credit facilities to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of June 30, 2021 and December 31, 2020 consisted of 49 and 55 mortgage loans, or participation interests therein, respectively. Under six of the seven secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit facility counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit facility lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

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

The following table summarizes certain characteristics of the Company’s secured credit facilities secured by commercial mortgage loans, including counterparty concentration risks, as of June 30, 2021 (dollars in thousands):

	June 30, 2021
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amount Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank	$250,000	$160,959	$162,403	$98,021	$64,382	5.0%	415
Wells Fargo	750,000	169,396	169,522	63,295	106,227	8.3%	292
Barclays	750,000	229,722	229,633	150,497	79,136	6.2%	409
Morgan Stanley Bank	500,000	223,976	223,790	169,157	54,633	4.3%	308
JP Morgan Chase Bank	649,546	516,976	515,284	311,868	203,416	15.9%	1,583
US Bank	44,730	58,519	58,885	39,300	19,585	1.5%	1,105
Bank of America	200,000	42,813	43,045	31,613	11,432	0.9%	456
Total / Weighted Average	$3,144,276	$1,402,361	$1,402,562	$863,751	$538,811		839

(1)	Loan amounts include interest receivable of $6.3 million and are net of premium, discount and origination fees of $6.1 million.
(2)	Loan amounts include interest payable of $0.5 million and do not reflect unamortized deferred financing fees of $4.6 million.

(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

The following table summarizes certain characteristics of the Company’s secured credit facilities secured by commercial mortgage loans, including counterparty concentration risks, as of December 31, 2020 (dollars in thousands):

	December 31, 2020
Secured Credit Facilities	Commitment Amount	UPB of Collateral	Amortized Cost of Collateral(1)	Amount Payable(2)	Net Counterparty Exposure(3)	Percent of Stockholders' Equity	Days to Extended Maturity
Goldman Sachs Bank(4)	$250,000	$96,381	$96,843	$50,909	$45,934	3.6%	596
Wells Fargo	750,000	290,237	290,403	216,734	73,669	5.8%	473
Barclays	750,000	443,845	443,620	316,524	127,096	10.0%	590
Morgan Stanley Bank	500,000	434,630	433,948	326,199	107,749	8.5%	489
JP Morgan Chase Bank	649,546	778,453	777,862	457,041	320,821	25.3%	1,764
US Bank	139,960	101,372	101,599	69,649	31,950	2.5%	1,286
Bank of America(5)	200,000	117,393	117,637	87,119	30,518	2.4%	637
Total / Weighted Average	$3,239,506	$2,262,311	$2,261,912	$1,524,175	$737,737		938

(1)	Loan amounts include interest receivable of $10.4 million and are net of premium, discount and origination fees of $11.8 million.
(2)	Loan amounts include interest payable of $1.0 million and do not reflect unamortized deferred financing fees of $8.3 million.
(3)

Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(4)

Maximum commitment amount was reduced from $750.0 million to $250.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The secured credit facility has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.

(5)

Maximum commitment amount was reduced from $500.0 million to $200.0 million at the Company’s election as part of an as-of-right extension executed in June 2020. The secured credit facility has an accordion feature that permits the Company to increase the commitment amount in increments of $50.0 million up to a maximum of $500.0 million.

Financial Covenants

The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit facilities require Holdco to maintain compliance with the following financial covenants (among others), which were revised on June 7, 2021 as follows:

Financial Covenant	Current	Prior to June 7, 2021
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter (net of discounts, commissions, expense)
Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0 with "equity" and "equity adjustment" as defined below	Debt-to-Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below
Interest Coverage	Minimum interest coverage ratio of no less than 1.5 to 1.0	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of June 7, 2021 revised the minimum tangible net worth test such that the amount for testing was reset as of June 7, 2021 to $1.0 billion plus 75% of net future equity issuances after June 7, 2021 minus 75% of redeemed equity or stock after June 7, 2021. Holdco’s equity for purposes of calculating the debt-to-equity test (which was revised as of June 7, 2021 at 4.25 to 1:00) was revised to include: stockholders’ equity as determined by GAAP; any other equity instrument(s) issued by Holdco or its Subsidiary that is or are classified as temporary equity under GAAP; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses taken against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%. Additionally, the minimum liquidity test was increased as of June 7, 2021 to be no less than the greater of (x) 15.0 million and (y) 5% of Holdco’s recourse indebtedness, and the minimum interest coverage ratio test remained unchanged at 1.5 to 1.0.

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock is outstanding, the Company is required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries, and is included in the calculation of total stockholders’ equity. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock.

Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of June 30, 2021 and December 31, 2020.

Negative impacts on the Company’s business caused by COVID-19 may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Mortgage Loan Payable

The Company through a special purpose entity subsidiary is a borrower under a $50.0 million mortgage loan secured by a first deed of trust against the REO Property. Refer to Note 4 for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and includes an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company has posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. As of June 30, 2021, the remaining reserve balance was $1.4 million.

(8) Schedule of Maturities

The future principal payments for the five years subsequent to June 30, 2021 and thereafter are as follows (in thousands):

	Collateralized Loan Obligations(1)	Secured Credit Facilities(2)	Mortgage Loan Payable(3)
2021	$—	$—	$—
2022	260,628	512,185	50,000
2023	632,841	311,781	—
2024	1,190,431	39,245	—
2025	286,411	—	—
Thereafter	465,576	—	—
Total	$2,835,887	$863,211	$50,000

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

(3)	The allocation of mortgage loan payable is based on the extended maturity date for the loan.

(9) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of June 30, 2021, the Company had $144.0 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of TRTX 2018-FL2, TRTX 2019-FL3 and TRTX 2021-FL4, and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,773,949	$—	$—	$4,779,484
Financial Liabilities
Collateralized Loan Obligations	2,821,233	—	—	2,819,640
Secured Financing Agreements	858,640	—	—	850,558
Mortgage Loan Payable	49,288	—	—	49,288

	December 31, 2020
		Fair Value
	Carrying Value	Level I	Level II	Level III
Financial Assets
Loans Held for Investment	$4,456,460	$—	$—	$4,472,984
Financial Liabilities
Collateralized Loan Obligations	1,825,568	—	—	1,834,760
Secured Financing Agreements	1,514,028	—	—	1,532,910
Mortgage Loan Payable	49,147	—	—	49,147

As of June 30, 2021 and December 31, 2020, the estimated fair value of Loans Held for Investment was $4.8 billion and $4.5 billion, respectively, which approximated carrying value. The weighted average gross credit spread as of June 30, 2021 and December 31, 2020 was 3.23% and 3.18%, respectively. The weighted average years to maturity as of June 30, 2021 and December 31, 2020 was 2.9 years and 3.1 years, respectively, assuming full extension of all loans.

As of June 30, 2021 and December 31, 2020, the estimated fair value of the secured credit agreements approximated fair value as current borrowing spreads reflect market terms. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Collateralized Loan Obligation liabilities approximated carrying value as current borrowing spreads reflect market terms.

Changes in assets and liabilities with Level III fair values for the six months ended June 30, 2021 are as follows (dollars in thousands):

	Loans Held for Investment	Collateralized Loan Obligations	Secured Financing Arrangements	Mortgage Loan Payable	Total
Balance as of December 31, 2020	$4,472,984	$1,834,760	$1,532,910	$49,147	$7,889,801
Additions	—	—	—	—	—
Change in fair value	306,500	984,880	(682,352)	141	609,169
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—
Disposals	—	—	—	—	—
Balance as of June 30, 2021	$4,779,484	$2,819,640	$850,558	$49,288	$8,498,970

There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the six months ended June 30, 2021.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2021 and December 31, 2020, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the three and six months ended June 30, 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.

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

For the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.1 million, respectively, of federal, state, and local tax expense. For the six months ended June 30, 2021 and 2020, the Company recognized $1.2 million and $0.2 million, respectively, of federal, state and local tax expense (benefit). As of June 30, 2021 and 2020, the Company’s effective tax rate was 1.8% and 0.2%, respectively.

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

(11) Related Party Transactions

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement between the Company and the Manager (as amended, the “Management Agreement”). Pursuant to the Management Agreement, the Company pays the Manager a base management fee equal to the greater of $250,000 per annum ($62,500 per quarter) or 1.50% per annum (0.375% per quarter) of the Company’s “Equity” as defined in the Management Agreement. Net proceeds from the issuance of Series B and Series C Preferred Stock are included in the Company’s Equity for purposes of determining the base management fee using the same daily weighted average method as is utilized for common equity. The base management fee is payable in cash, quarterly in arrears. The Manager is also entitled to incentive compensation which is calculated and payable in cash with respect to each calendar quarter in arrears in an amount, not less than zero, equal to the difference between: (1) the product of (a) 20% and (b) the difference between (i) the Company’s Core Earnings for the most recent 12-month period, including the calendar quarter (or part thereof) for which the calculation of incentive compensation is being made (the “applicable period”), and (ii) the product of (A) the Company’s Equity in the most recent 12-month period, including the applicable period, and (B) 7% per annum; and (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period. No incentive compensation is payable to the Manager with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero. For purposes of calculating the Manager’s incentive compensation, the Management Agreement specifies that equity securities of the Company or any of the Company’s subsidiaries that are entitled to a specified periodic distribution or have other debt characteristics will not constitute equity securities and will not be included in “Equity” for the purpose of calculating incentive compensation. Instead, the aggregate distribution amount that accrues to such equity securities during the calendar quarter of such calculation will be subtracted from Core Earnings, before incentive compensation for purposes of calculating incentive compensation, unless such distribution is otherwise excluded from Core Earnings.

Core Earnings, as defined in the Management Agreement, means the net income (loss) attributable to the holders of the Company’s common stock and Class A common stock (in those periods in which such Class A shares were outstanding) and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses, including an allowance for credit losses, or other similar non-cash items that are included in net income for the applicable period, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

For so long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager agreed to reduce by 50% the base management fee attributable to the Series B Preferred Stock net proceeds included in the Company’s Equity, such that the base management fee rate will equal 0.75% per annum, instead of 1.50% per annum as provided in the Management Agreement. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock, incorporating the impact of the redemption into its Equity calculation. The reduced base management fee rate will apply until the Series B Preferred Stock issuance and redemption no longer impact the Company’s Equity used to calculate the base management fee payable to its Manager.

Management Fees Incurred and Paid for the three and six months ended June 30, 2021 and 2020

For the three and six months ended June 30, 2021 and 2020, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Incurred
Management Agreement fees	$5,344	$5,115	$10,437	$10,115
Incentive Management Fee	—	—	—	—
Total Fees Incurred	$5,344	$5,115	$10,437	$10,115

Paid
Management Agreement fees	$5,094	—	$10,452	$5,623
Incentive Management Fee	—	—	—	1,629
Total Fees Paid	$5,094	$—	$10,452	$7,252

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are $5.3 million and $5.4 million, respectively. No incentive management fee was earned during the three and six months ended June 30, 2021.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and six months ended June 30, 2021 and 2020, respectively the Manager incurred $0.3 million and $0.5 million, respectively, of expenses that were subject to reimbursement by the Company for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager agreed that it would not seek reimbursement for reimbursable expenses in excess of the greater of (x) $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and no shares of Series B Preferred Stock are outstanding as of June 30, 2021. As a result of the Series B Preferred Stock redemption, this agreement was terminated and there can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters. As of June 30, 2021, the Manager has not requested reimbursement for expenses incurred in excess of the annual cap.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of June 30, 2021 and December 31, 2020, $0.4 million and $0.2 million, respectively, remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company.

All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.

In connection with the Series C Preferred Stock issuance as described in Note 13, the Company paid TPG Capital BD, LLC a $0.7 million underwriting discount and commission for its services as joint bookrunner during the three months ended June 30, 2021. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in the Company’s consolidated statement of changes in equity at closing.

(12) Earnings per Share

The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2021 and 2020, $0.1 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the six months ended June 30, 2021 and 2020, $0.3 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 14 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs will be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the three months ended June 30, 2021 and 2020, this adjustment totaled $24.0 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, this adjustment totaled $25.4 million and $0.4 million, respectively.

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of Series B Preferred Stock, made a make-whole payment of $22.5 million and wrote-off $22.5 million of unamortized discount, including the unamortized amounts related to the allocated Warrant fair value and transaction costs. The Series B Preferred Stock make-whole payment and write-off of unamortized discount are included in the Company’s consolidated statements of changes in equity and described in Note 13 and are not recognized as an expense for purposes of calculating either taxable income or the Company’s minimum distribution requirement for purposes of maintaining its REIT status.

The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three months ended June 30, 2021, the Warrants are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the six months ended June 30, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis and the average market price of the Company’s common stock during the six months ended June 30, 2021 was $11.90, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$32,391	$42,928	$64,347	$(189,862)
Preferred Stock Dividends (1)	(6,799)	(2,255)	(12,923)	(2,258)
Participating Securities' Share in Earnings (Loss)	(148)	(125)	(294)	(393)
Series B Preferred Stock Redemption Make-Whole Payment(2)	(22,485)	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount(3)	(23,997)	(443)	(25,449)	(443)
Net (Loss) Income Attributable to Common Stockholders	$(21,038)	$40,105	$3,196	$(192,956)
Weighted Average Common Shares Outstanding, Basic	76,899,270	76,644,038	76,897,453	76,554,680
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	—	4,433,898	—
Weighted Average Common Shares Outstanding, Diluted	76,899,270	76,644,038	$81,331,351	$76,554,680
(Loss) Earnings Per Common Share, Basic(4)	$(0.27)	$0.52	$0.04	$(2.53)
(Loss) Earnings Per Common Share, Diluted(4)	$(0.27)	$0.52	$0.04	$(2.53)

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock and Series B Preferred Stock shares outstanding for the three and six months ended June 30, 2021 and 2020, and undeclared dividends for Series C Preferred Stock shares outstanding of $0.6 million for the three and six months ended June 30, 2021.

(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such share of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to these consolidated financial statements for details.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Company’s Series B Preferred Stock. For the three months ended June 30, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)

Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted (loss) earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the six months ended June 30, 2021.

(13) Stockholders’ Equity

Series C Cumulative Redeemable Preferred Stock

On June 14, 2021, the Company received net proceeds of $194.4 million from the sale of the 8,050,000 shares of Series C Preferred Stock after deducting the underwriting discount and commissions of $6.3 million and issuance costs of $0.6 million. The Company used the net proceeds from the offering to partially fund the redemption of all of the outstanding shares of the Company’s Series B Preferred Stock. The Series C Preferred Stock is currently listed on the NYSE under the symbol “TRTX PRC.”

The Company’s Series C Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the Company’s board of directors and declared by the Company, dividends on Series C Preferred Stock will be payable quarterly in arrears on or about March 30, June 30, September 30, and December 30 of each year at a rate per annum equal to 6.25% per annum of the $25.00 per share liquidation preference. Dividends on the Series C Preferred Stock are cumulative. The first dividend on the Series C Preferred Stock is payable on September 30, 2021, and will cover the period from, and including, June 14, 2021 to, but not including, September 30, 2021 and will be in the amount of $0.46 per share.

On and after June 14, 2026, the Company, at its option, upon not fewer than 30 days’ nor more than 60 days’ written notice, may redeem the Series C Preferred Stock, in whole, at any time, or in part, from time to time, for cash, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) on such shares of Series C Preferred Stock to, but not including, the redemption date (other than any dividend with a record date before the applicable redemption date and a payment date after the applicable redemption date, which shall be paid on the payment date notwithstanding prior redemption of such shares.

Upon the occurrence of a Change of Control event, the holders of Series C Preferred Stock have the right to convert their shares solely into common stock at their request and do not have the right to request that their shares convert into cash or a combination of cash and common stock. The Company, upon the occurrence of a Change of Control event, at its option, upon not fewer than 30 days’ nor more than 60 days’ written notice, may redeem the shares of Series C Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date (other than any dividend with a record date before the applicable redemption date and a payment date after the applicable redemption date, which will be paid on the payment date notwithstanding prior redemption of such shares).

Holders of Series C Preferred Stock will not have any voting rights except as set forth in the Articles Supplementary.

Series B Cumulative Redeemable Preferred Stock and Warrants to Purchase Shares of Common Stock

On May 28, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., under which the Company agreed to issue and sell to the Purchaser up to 13,000,000 shares of 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15,000,000 shares (subject to adjustment) of the Company’s Common Stock, for an aggregate cash purchase price of up to $325,000,000. Such purchases could occur in up to three tranches prior to December 31, 2020. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. At closing, the Purchaser acquired the initial tranche consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company allowed its option to issue additional shares of Series B Preferred Stock to expire unused.

      Series B Preferred Stock

The Company’s Series B Preferred Stock has a liquidation preference of $25.00 per share over all other classes of the Company’s equity other than Series A Preferred Stock, which has liquidation preference over the Series B Preferred Stock.

Series B Preferred Stock bears a dividend at 11% per annum, accrued daily and compounded semi-annually, which is payable quarterly in cash; provided that up to 2.0% per annum of the liquidation preference may be paid, at the option of the Company, in the form of additional shares of Series B Preferred Stock.

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of approximately $247.5 million. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date. As a result of the redemption, dividends will no longer accrue or be declared on any shares of Series B Preferred Stock, and no shares of Series B Preferred Stock remain outstanding. In connection with the redemption, the Company made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. This make-whole payment is recorded as Series B Preferred Stock Redemption Make-Whole Payment on the Company’s consolidated statements of changes in equity. Additionally, the Company accelerated the accretion of $22.5 million related to the remaining unamortized discount, including the unamortized allocated Warrant fair value and transactions costs, which was included in Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs on the Company’s consolidated statements of changes in equity. Neither the make-whole payment nor the write-off of unamortized discount are recognized as expense for purposes of calculating either taxable income or the Company’s minimum distribution requirement for purposes of maintaining its qualification as a REIT.

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable only on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of June 30, 2021.

On the issuance date, the Company retained third party valuation experts to assist with estimating the fair value of the Series B Preferred Stock and the Warrants using a binomial lattice model. Based on the Warrants’ relative fair value to the fair value of the Series B Preferred Stock, approximately $14.4 million of the $225.0 million proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount. The Company elected the accreted redemption value method whereby this discount will be accreted over four years using the effective interest method, resulting in an increase in the carrying value of the Series B Preferred Stock. Additionally, $14.2 million of costs directly related to the issuance will be accreted using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes, but only the accretion of the Warrant allocated fair value is treated as a dividend for income tax purposes.

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and no shares of Series B Preferred Stock are outstanding as of June 30, 2021. As a result of the Series B Preferred Stock redemption, $11.2 million of unamortized transaction costs and $11.3 million of unaccreted discount related to the Warrants were written off.

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of June 30, 2021, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. As of June 30, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and six months ended June 30, 2021, the Company sold no shares of common stock under this arrangement. For the six months ended June 30, 2020, the Company sold 0.6 million shares of common stock at a weighted average price per share of $20.53 and gross proceeds of $12.9 million, and paid commissions totaling $0.2 million. The Company used the proceeds from the offering to originate commercial real estate loans, acquire CRE debt securities and for general corporate purposes.

Dividends

Upon the approval of the Company’s Board of Directors, the Company accrues dividends. Dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of the Company’s Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference and to the holders of the Company’s Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of the Company’s common stock, in each case, to the extent outstanding. The Company intends to distribute each year substantially all of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On June 14, 2021, the Company’s Board of Directors declared and approved a cash dividend for the second quarter of 2021 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate, which was paid on July 23, 2021 to holders of record of the Company’s common stock as of June 28, 2021.

On June 14, 2021, the Company’s Board of Directors declared a cash dividend for the second quarter of 2021 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which dividend was paid on June 16, 2021 to the holder of record of our Series B Preferred Stock as of June 15, 2021.

On June 16, 2020, the Company’s Board of Directors declared and approved a cash dividend for the second quarter of 2020 in the amount of $0.20 per share of common stock, or $15.4 million in the aggregate, which was paid on July 24, 2020 to holders of record of the Company’s common stock as of June 26, 2020. On March 23, 2020, the Company announced the deferral until July 14, 2020 of the payment of its declared first quarter cash dividend to stockholders of record as of June 15, 2020. This dividend was paid on July 14, 2020.

On June 16, 2020, the Company’s Board of Directors declared a cash dividend for the second quarter of 2020 in the amount of $0.25 per share of Series B Preferred Stock, or $2.3 million in the aggregate, which dividend was paid on June 30, 2020 to the holder of record of our Series B Preferred Stock as of June 15, 2020.

For the six months ended June 30, 2021 and 2020, common stock dividends in the amount of $31.0 million and $48.7 million, respectively, were declared and approved.

For the six months ended June 30, 2021 and 2020, Series B Preferred Stock dividends in the amount of $12.3 million and $2.3 million, respectively, were declared and approved.

As of June 30, 2021 and December 31, 2020, common stock dividends of $15.5 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(14) Share-Based Incentive Plan

The Company does not have any employees. As of June 30, 2021, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. The following table presents the number of shares associated with outstanding awards that will vest over the next four years. Shares presented for the current year, 2021, includes 309,841 shares which have vested during the period from January 1, 2021 to June 30, 2021.

Vesting Year	Shares of Common Stock
2021	418,345
2022	183,030
2023	145,873
2024	89,548
Total	836,796

As of June 30, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $6.8 million. This cost is expected to be recognized over a weighted average period of 1.5 years from June 30, 2021. For the three months ended June 30, 2021 and 2020, the Company recognized $1.4 million and $1.7 million, respectively, of share-based compensation expense. For the six months ended June 30, 2021 and 2020, the Company recognized $2.8 million and $3.1 million, respectively, of share-based compensation expense.

(15) Commitments and Contingencies

Impact of COVID-19

Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, the properties securing the Company’s investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of COVID-19 and its impact on the Company’s borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of mutated strains of COVID-19, the availability of a treatment or effectiveness of vaccines approved for COVID-19, the distribution of COVID-19 vaccines and wide disparity of global vaccination rates, and reactions by consumers, companies, governmental entities and capital markets. Certain of the adverse impacts from the COVID-19 pandemic to the commercial real estate industry will only be known once firms and employees return to the workplace. The prolonged duration and impact of COVID-19 has and could further materially disrupt the Company’s business operations and impact its financial performance.

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. The aggregate amount of unrecognized unfunded loan commitments existing as of June 30, 2021 and December 31, 2020 was $488.9 million and $423.5 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $3.4 million and $2.9 million as of June 30, 2021 and December 31, 2020 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

As of June 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(16) Concentration of Credit Risk

Property Type

A summary of the loan portfolio by property type as of June 30, 2021 and December 31, 2020 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	June 30, 2021
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,811,920	$401,705	52.9%	$2,410,216	49.9%
Multifamily	1,188,632	51,201	22.3	1,137,731	23.5
Hotel	673,043	6,781	12.7	669,773	13.9
Mixed-Use	588,693	27,086	11.1	561,606	11.6
Retail	33,000	2,143	0.6	31,200	0.6
Condominium	23,009	—	0.4	23,009	0.5
Total	$5,318,297	$488,916	100.0%	$4,833,535	100.0%

	December 31, 2020
Property Type	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Office	$2,756,338	$356,034	55.7%	$2,400,304	53.0%
Multifamily	804,838	24,001	16.3	781,137	17.3
Hotel	737,293	9,864	14.9	731,487	16.2
Mixed-Use	586,993	31,398	11.9	555,595	12.3
Condominium	25,049	—	0.5	25,049	0.6
Retail	33,000	2,190	0.7	31,153	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	June 30, 2021
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,101,475	$126,872	39.5%	$1,975,566	40.9%
South	1,358,016	93,438	25.5	1,265,693	26.2
West	1,207,005	202,935	22.7	1,005,804	20.8
Midwest	563,701	64,628	10.6	499,374	10.3
Various	88,100	1,043	1.7	87,098	1.8
Total	$5,318,297	$488,916	100.0%	$4,833,535	100.0%

	December 31, 2020
Geographic Region	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
East	$2,009,022	$152,487	40.6%	$1,856,535	41.0%
South	1,289,141	97,405	26.1	1,192,852	26.4
West	1,128,897	121,738	22.8	1,009,589	22.3
Midwest	428,351	49,478	8.7	379,173	8.4
Various	88,100	2,379	1.8	86,576	1.9
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.

Category

A summary of the loan portfolio by category as of June 30, 2021 and December 31, 2020 based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2021
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Moderate Transitional	$1,987,642	$308,682	37.4%	$1,680,654	34.8%
Light Transitional	1,924,901	155,159	36.2	1,769,742	36.6
Bridge	1,370,754	24,337	25.7	1,348,877	27.9
Construction	35,000	738	0.7	34,262	0.7
Total	$5,318,297	$488,916	100.0%	$4,833,535	100.0%

	December 31, 2020
Loan Category	Loan Commitment	Unfunded Commitment	% of Loan Commitment	Loan UPB	% of Loan UPB
Light Transitional	$1,937,644	$173,518	39.2%	$1,764,126	39.0%
Moderate Transitional	1,633,131	224,532	33.0	1,410,145	31.2
Bridge	1,337,736	22,953	27.1	1,317,938	29.1
Construction	35,000	2,484	0.7	32,516	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $4.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have in the past and may in the future negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additional regional surges in infection rates due to COVID-19 variants, reversed re-openings, uncertainty regarding the effectiveness of vaccines approved for COVID-19, or high proportions of vaccine hesitancy in certain regions, could adversely affect the Company’s loan investments secured by properties in these regions so impacted.

(17) Subsequent Events

The following events occurred subsequent to June 30, 2021:

•	The Company has closed, or is in the process of closing, five first mortgage loans with a total loan commitment amount of $372.5 million and initial fundings of $363.1 million.
•

From July 1, 2021 through August 2, 2021, the Company received full loan repayments related to two of its first mortgage loans with a total loan commitment and unpaid principal balance of $218.6 million and $212.8 million, respectively. As of June 30, 2021, the two full loan repayments had a weighted average risk rating of 2.8 and were included in the Company’s office and multifamily property categories.

•

In August 2021, the Company extended the initial maturity date of its $250.0 million secured credit facility with Goldman Sachs from August 19, 2021 to August 19, 2022, with two additional one-year extensions at the Company’s option, provided the secured credit facility is not in default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 24, 2021. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from any results expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the SEC on February 24, 2021.

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

As of June 30, 2021, our loan investment portfolio consisted of 61 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.3 billion, an aggregate unpaid principal balance of $4.8 billion, a weighted average credit spread of 3.2%, a weighted average all-in yield of 5.0%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 2.9 years, and a weighted average LTV of 66.7%. As of June 30, 2021, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in two instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of June 30, 2021, we had $488.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

As of June 30, 2021, we had $99.2 million of real estate owned comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip (the “REO Property”) acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition, net of estimated selling costs.

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

During 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets at points during 2020. The pace of recovery following this disruption remains uncertain, as do the longer-term economic effects and shifts in behavior. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, reduced new investment activity until the capital markets became more stable, the macroeconomic outlook became clearer, market liquidity improved, and transaction volumes increased. For most of 2020, we focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, extending the maturities and further reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. Although market conditions remain uncertain due to COVID-19 and evolving new variants of the virus, the credit performance of our portfolio, loan repayments that have allowed us to retire certain borrowings and increase our liquidity, extended maturity dates for many of our secured credit agreements, and the increase in non-mark-to-market liabilities to 82% of total borrowings positioned us to resume the origination of first mortgage transitional loans in the first quarter of 2021. For more information regarding the impact that COVID-19 has had and may have on our business, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

Second Quarter 2021 Activity

Operating Results:

•	Recognized GAAP net income of $32.4 million, an increase of $0.4 million compared to the three months ended March 31, 2021.
•	Generated Distributable Earnings of $21.9 million, or an increase of $0.2 million compared to the three months ended March 31, 2021.
•

Net (Loss) Attributable to Common Stockholders of $(21.0) million was driven by our Series B Preferred Stock redemption and the associated make-whole payment and discount write-off, including unamortized allocated Warrant fair value and transaction costs, totaling $45.0 million.

•

Produced net interest income of $39.9 million, resulting from Interest Income of $61.9 million and interest expense of $22.0 million in the second quarter of 2021. All net interest income was generated by our transitional first mortgage lending activity.

•	Recorded a decrease in our allowance for credit loss of $3.5 million for a total allowance for credit losses of $55.3 million.
•	Declared dividends on our common stock of $15.5 million, or $0.20 per common share.

Investment Portfolio Activity:

•

Originated nine first mortgage loans with total loan commitments of $752.5 million, an aggregate initial unpaid principal balance of $597.0 million, unfunded loan commitments of $155.5 million, and a weighted average interest rate of LIBOR plus 3.48%.

•	Funded $43.9 million in future funding obligations associated with existing loans.
•	Received loan repayments in-full of $330.7 million across four loans, and principal amortization payments of $3.3 million across seven loans, for total loan repayments of $334.0 million.

Corporate and Investment Portfolio Financing Activity:

•	Issued 8,050,000 shares of 6.25% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), generating net proceeds of $194.4 million after issuance costs of $6.9 million.
•	Redeemed 9,000,000 shares of 11.0% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an aggregate redemption price of approximately $247.5 million.
•	Invested the entire $308.9 million FL4 Ramp-Up Account, and reinvested $77.2 million in TRTX 2021-FL4, involving seven loans or participation interests therein.

Liquidity Position:

Available liquidity as of June 30, 2021 of $393.0 million was comprised of:

•	Cash-on-hand of $239.7 million, of which $224.7 million was available for investment, net of $15.0 million held to satisfy a cash liquidity covenant under our secured credit agreements.
•	$53.8 million of cash in TRTX 2021-FL4 and TRTX 2019-FL3 available for investment depending upon our ability to contribute eligible collateral.
•	Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $99.5 million under secured agreements with seven lenders.

Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $69.7 million that are eligible to pledge under our existing financing arrangements.

Financing capacity for loan investments as of June 30, 2021 was $2.8 billion under our three CLOs, two of which currently allow reinvestment of eligible loan collateral, and $3.1 billion under secured credit agreements provided by seven lenders. At June 30, 2021, approximately 76.6% of our borrowings were via our CLO vehicles and 23.4% were pursuant to our secured credit agreements.

Our ability to draw on our secured credit agreements is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide stable financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-specific events. As of June 30, 2021, borrowings under these secured credit agreements had a weighted average credit spread of 2.3% (1.7% for facilities with mark-to-market provisions and 4.5% for one facility with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.3 years. These financing arrangements are generally 25% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Distributable Earnings, and book value per share. For the three months ended June 30, 2021, we recorded a loss per diluted common share of $0.27, a decrease of $0.57 per diluted common share from the three months ended March 31, 2021, primarily due to the redemption of the Series B Preferred Stock. In connection with the redemption of the Series B Preferred Stock, we made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million and recorded a $22.5 million write-off associated with the unamortized discount upon redemption. Distributable Earnings per diluted common share was $0.27 for both of the three month periods ended June 30, 2021 and March 31, 2021.

For the three months ended June 30, 2021, we declared a cash dividend of $0.20 per common share, which was paid on July 23, 2021.

Our book value per common share as of June 30, 2021 was $16.03, a decrease of $0.58 from our book value per common share as of March 31, 2021, primarily due to the redemption of the Series B Preferred Stock on June 16, 2021, offset by net income in excess of our dividends declared per common share in the period. As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants, which are exercisable only on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and the Warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive. For the three months ended June 30, 2021, we incurred a net (loss) attributable to common stockholders and therefore excluded participating securities and the Warrants from the calculation of diluted (loss) per share.

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net Income (Loss)	$32,391	$31,955
Preferred Stock Dividends (1)	(6,799)	(6,124)
Participating Securities' Share in Earnings (loss)	(148)	(146)
Series B Preferred Stock Redemption Make-Whole Payment(2)	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs(3)	(23,997)	(1,452)
Net (Loss) Income Attributable to Common Stockholders – See Note 12	$(21,038)	$24,233
Weighted Average Number of Common Shares Outstanding, Basic	76,899,270	76,895,615
Weighted Average Number of Common Shares Outstanding, Diluted	76,899,270	80,673,236
(Loss) Earnings per Common Share, Basic	$(0.27)	$0.32
(Loss) Earnings per Common Share, Diluted	$(0.27)	$0.30
Dividends Declared per Common Share	$0.20	$0.20

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock and Series B Preferred Stock shares outstanding for the three months ended June 30, 2021 and March 31, 2021 and undeclared dividends for Series C Preferred Stock shares outstanding of $0.6 million for the three months ended June 30, 2021.

(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to our consolidated financial statements included in this Form 10-Q.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Series B Preferred Stock. For the three months ended June 30, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

Distributable Earnings

We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan investment and operating activities. Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses, regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization expense, (iii) unrealized gains (losses), and (iv) certain non-cash or income and expense items included in GAAP net income (loss) during the applicable reporting period. The exclusion of depreciation and amortization expense from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

We believe that Distributable Earnings provides meaningful information for our investors to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. Annually, we generally must distribute at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gains, for us to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. One of the primary reasons investors purchase our common stock is to receive our dividends. Over time, Distributable Earnings has been a useful indicator of our distribution policy and dividends per common share. Because of our investors’ focus on dividends, Distributable Earnings and net taxable income are important measures considered by us in determining dividends per common share.

In assessing the impact of our allowance for credit losses on our Distributable Earnings, we determined that, consistent with our accounting policy for the measurement of credit losses, the fact that credit losses only impact our taxable income when such credit losses are realized, and our stakeholders’ view of realized loan losses, the recognition of our credit loss provision or reversals of our credit loss provision should be included in unrealized gains, losses or other non-cash items as referenced above, but only to the extent that our credit loss provision exceeds any realized credit losses during the applicable reporting period. A loan will be written off as a realized loss when it is deemed non-recoverable upon a realization event and is generally recognized at the time the loan receivable is settled, transferred or exchanged, or in the case of foreclosure, when the underlying property is foreclosed upon or sold based on the facts and circumstances of the underlying transaction. Non-recoverability may also be concluded by us if, in our determination, it is nearly certain that all amounts due will not be collected. A realized loss may equal the difference between the cash or consideration received or expected to be received, and the net book value of the loan, reflecting our economics as it relates to the ultimate realization of the asset. See Note 2 to our consolidated financial statements included in this Form 10-Q for details related to our accounting policy on credit loss measurement and our application of Accounting Standards Codification (“ASC”) 326 and ASU 2016-13, Financial Instruments – Credit Losses.

Distributable Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net Income (Loss)	$32,391	$31,955
Preferred Stock Dividends (1)	(6,799)	(6,124)
Participating Securities' Share in Earnings (Loss)	(148)	(146)
Series B Preferred Stock Redemption Make-Whole Payment(2)	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs(3)	(23,997)	(1,452)
Net (Loss) Income Attributable to Common Stockholders	$(21,038)	$24,233
Series B Preferred Stock Redemption Make-Whole Payment	22,485	—
Series B Preferred Stock Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	22,489	—
Non-Cash Stock Compensation Expense	1,393	1,456
Credit Loss (Benefit) Expense (4)	(3,478)	(4,038)
Distributable Earnings	$21,851	$21,651
Weighted-Average Common Shares Outstanding, Basic	76,899,270	76,895,615
Weighted-Average Common Shares Outstanding, Diluted	81,875,946	80,673,236
Distributable Earnings per Common Share, Basic	$0.28	$0.28
Distributable Earnings per Common Share, Diluted	$0.27	$0.27

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock and Series B Preferred Stock shares outstanding for the three months ended June 30, 2021 and March 31, 2021 and undeclared dividends for Series C Preferred Stock shares outstanding of $0.6 million for the three months ended June 30, 2021.

(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to our consolidated financial statements included in this Form 10-Q.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Series B Preferred Stock. For the three months ended June 30, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)	Credit Loss (Benefit) Expense for the three months ended June 30, 2021 excludes the impact of a $1.6 million loss on sale of a first mortgage loan.

Book Value Per Common Share

The following table sets forth the calculation of our book value per share (in thousands, except share and per share data):

	June 30, 2021	March 31, 2021
Total Stockholders’ Equity and Temporary Equity	$1,437,191	$1,478,231
Series C Preferred Stock ($201,250 aggregate liquidation preference)	$(201,250)	—
Series B Preferred Stock	—	(201,003)
Series A Preferred Stock	(125)	(125)
Stockholders’ Equity, Net of Preferred Stock	$1,235,816	$1,277,103
Number of Common Shares Outstanding at Period End	77,089,125	76,897,102
Book Value per Common Share	$16.03	$16.61

Investment Portfolio Overview

Our interest-earning assets are primarily comprised of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of June 30, 2021, our loan portfolio consisted of 62 loans totaling $5.3 billion of commitments with an unpaid principal balance of $4.8 billion, as compared to 58 loans with $5.0 billion of commitments and an unpaid principal balance of $4.6 billion as of March 31, 2021.

As of June 30, 2021, we owned real estate with a carrying value of $99.2 million comprising 27 acres across two undeveloped commercially-zoned land parcels on the Las Vegas Strip acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition, net of estimated selling costs.

Loan Portfolio

During the three months ended June 30, 2021, we originated nine mortgage loans, with a total commitment of $752.5 million, an initial unpaid principal balance of $597.0 million, and unfunded commitment at closing of $155.5 million. Loan fundings included $43.9 million of deferred fundings related to previously originated loan commitments. We received proceeds from loan repayments in-full of $330.7 million across four loans, and principal amortization payments of $3.3 million across seven loans, for total loan repayments of $334.0 million during the period. We generated interest income of $61.9 million and incurred interest expense of $22.0 million, which resulted in net interest income of $39.9 million. Additionally, we sold one performing first mortgage hotel loan with an unpaid principal balance of $60.7 million for $59.5 million, resulting in a loss on sale of $1.6 million, including transaction costs of $0.4 million, before giving effect to the reduction of the general CECL reserve resulting from the related decline in loan commitments.

The following table details our loan activity by unpaid principal balance for the three months ended June 30, 2021 and March 31, 2021 (dollars in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021
Loan originations and acquisitions — initial funding	$596,958	$37,545
Other loan fundings(1)	43,930	30,382
Loan repayments	(334,021)	(5,294)
Loan sale	(60,690)	—
Total loan activity, net	$246,177	$62,633

(1)	Additional fundings made under existing loan commitments.

The following table details overall statistics for our loan portfolio as of June 30, 2021 (dollars in thousands):

	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	62	63
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,318,297	$5,450,297
Unpaid principal balance(2)	$4,833,535	$4,833,535
Unfunded loan commitments(3)	$488,916	$488,916
Amortized cost	$4,825,890	$4,825,890
Weighted average credit spread(4)	3.2%	3.2%
Weighted average all-in yield(4)	5.0%	5.0%
Weighted average term to extended maturity (in years)(5)	2.9	2.9
Weighted average LTV(6)	66.7%	66.7%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. As of June 30, 2021 and December 31, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $4.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of June 30, 2021, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2021, based on the unpaid principal balance of our total loan exposure, 20.6% of our loans were subject to yield maintenance or other prepayment restrictions and 79.4% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2021, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loan portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned

In December 2020, we acquired the REO Property pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the REO Property upon acquisition was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. Our estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel.

As of June 30, 2021, we continued to hold the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which is classified as Mortgage Loan Payable on our consolidated balance sheets. See Note 7 to our consolidated financial statements included in this Form 10-Q for details of the Mortgage Loan Payable.

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

Loan Portfolio Review

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our consolidated financial statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates among risk categories the amortized cost of our loan portfolio as of June 30, 2021 and December 31, 2020 based on our internal risk ratings (dollars in thousands):

	June 30, 2021		December 31, 2020
Risk Rating	Amortized Cost	Number of Loans	Amortized Cost	Number of Loans
1	$—	—	$—	—
2	341,749	4	337,738	4
3	3,872,528	49	3,340,663	37
4	580,413	8	806,893	15
5	31,200	1	31,106	1
Unpaid principal balance	$4,825,890	62	$4,516,400	57

 The weighted average risk rating of our total loan exposure based on amortized cost remained unchanged at 3.1 as of June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021, we assigned to one of our loans originated in the current quarter a risk rating of “2” based on the continued outperformance of the underlying collateral. This loan refinanced a loan held in our loan portfolio that carried a “2” risk rating at the time it was repaid in full. Additionally, as of June 30, 2021, we: upgraded two hotel loans from risk category “4” to “3” due to positive economic trends in the local markets and continued improvements to the property-level operating performance; upgraded four condominium loans, to the same Sponsor, from risk category “4” to “3” due to improved Sponsor financial condition, pace of conversion work, and improving market conditions; and downgraded one office loan from risk category “2” to “3” due to slowing leasing activity.

During the three months ended March 31, 2021, we upgraded one loan from risk category “3” to “2” because the collateral property achieved stabilized occupancy at rents in excess of underwritten rents.

Loan Modification Activity

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

Loan modifications implemented by us since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and/or an increase in the loan coupon. Loan modifications implemented by us in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to us. As of June 30, 2021, we had 12 loan modifications outstanding related to loans with an unpaid principal balance of $1,032.9 million.

Loan modification activity from April 1, 2020 through June 30, 2021 is summarized in the following table (dollars in thousands):

As of June 30, 2021
Executed loan modifications	26
Expired loan modifications(1)	(14)
Outstanding loan modifications	12

Unpaid principal balance of loans related to outstanding loan modifications	$1,032,905

Total PIK accrued	$6,004
PIK repayments and write-off	(1,851)
PIK outstanding	$4,153

(1)

Includes an amendment and simultaneous assignment of an existing first mortgage loan by a third-party purchaser of the property securing the loan. This transaction was treated as an extinguishment of the existing loan and origination of a new loan under GAAP. Also includes the sale, at no gain or loss, of a mezzanine loan related to a contiguous first mortgage loan held by us.

During the three months ended June 30, 2021, we executed two loan modifications with borrowers. As of June 30, 2021, the loans to which these modifications relate had an aggregate commitment amount of $186.9 million and an aggregate unpaid principal balance of $174.0 million. None of the loan modifications triggered the accounting requirements of a troubled debt restructuring. In connection with these modifications, borrowers infused approximately $1.4 million to replenish reserves. All of the modified loans are performing as of June 30, 2021. Total PIK interest of $0.4 million on two loans was deferred and added to the outstanding loan principal during the three months ended June 30, 2021. As of June 30, 2021, the total amount of PIK interest in the portfolio was $4.2 million with respect to eight loans.

We continue to work with our borrowers to address the circumstances caused by COVID-19 while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.
Allowance for Credit Losses

The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended June 30, 2021, the Company recorded a decrease of $3.5 million to its allowance for credit losses. The decline in the Company’s allowance for credit losses was primarily due to an improving macroeconomic outlook based on recent observed economic data, improved property performance of underlying collateral for many of its loan investments that were adversely impacted by COVID-19, and normalizing commercial real estate capital markets activity. While the ultimate impact of these trends remains uncertain, we selected our macroeconomic outlook based on this uncertainty, made specific forward-looking valuation adjustments to the inputs of our calculation of the allowance for credit losses to reflect variability regarding the timing, strength, and distribution of a sustained economic recovery, and unknown post-COVID levels of economic activity that may result.

Investment Portfolio Financing

We finance our investment portfolio using secured credit agreements, including secured credit facilities, mortgage loans payable, asset-specific financing arrangements, and collateralized loan obligations. In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk.

Investment Portfolio Financing Arrangements

Our portfolio financing arrangements during the period ended June 30, 2021 and December 31, 2020 included collateralized loan obligations, secured credit agreements, a mortgage loan payable, and a non-consolidated senior interest. The increase in total indebtedness as of June 30, 2021 is primarily due to the close of TRTX 2021-FL4, a $1.25 billion CLO, on March 31, 2021. TRTX 2021-FL4 has a weighted average advance rate of 83% and increased our total indebtedness and our non-mark-to-market financing, which at June 30, 2021 represented 81.9% of our total borrowings. In connection with TRTX 2021-FL4, we placed $1.04 billion (principal amount) of investment grade-rated notes with institutional investors. See Note 6 to our consolidated financial statements included in this Form 10-Q for details.

The following table details our loan portfolio borrowings as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2021	December 31, 2020
CLO financing	$2,835,887	$1,834,760
Secured credit facilities	863,211	1,522,859
Mortgage loan payable	50,000	50,000
Total indebtedness(1)(2)	$3,749,098	$3,407,619

(1)	Excludes a non-consolidated senior interest outstanding as of June 30, 2021 and December 31, 2020 with a total loan commitment of $132.0 million.
(2)	Excludes deferred financing costs of $19.9 million and $18.9 million as of June 30, 2021 and December 31, 2020, respectively.

Non-mark-to-market financing sources accounted for 81.9% of our total loan portfolio borrowings as of June 30, 2021. The remaining 18.1% of our loan portfolio borrowings, which are comprised primarily of our seven secured credit facilities, are subject to credit marks, and in only one instance to credit and spread marks. The following table summarizes our loan portfolio borrowings as of June 30, 2021 (dollars in thousands):

Loan Portfolio Financing Arrangements	Initial Maturity Date	Extended Maturity Date	Recourse Percentage	Basis of Margin Calls	Non-Mark-to-Market	Mark-to-Market
Secured Credit Facilities
Goldman Sachs(1)	08/19/21	08/19/22	25%	Credit	$—	$97,989
Wells Fargo	04/18/22	04/18/22	25%	Credit	—	63,069
Barclays	08/13/22	08/13/22	25%	Credit	—	150,380
Morgan Stanley	05/04/22	05/04/22	25%	Credit	—	169,083
JP Morgan	10/30/23	10/30/25	25%	Credit and Spread	—	142,685
US Bank	07/09/22	07/09/24	25%	Credit	—	39,245
Bank of America	09/29/21	09/29/22	25%	Credit	—	31,664
Institutional Financing	10/30/23	10/30/25	25%	Credit	169,096	—
					169,096	694,115

Collateralized Loan Agreements:
TRTX 2018-FL2	11/29/37	11/29/37	0%	None	758,759	—
TRTX 2019-FL3	10/01/34	10/01/34	0%	None	1,039,628	—
TRTX 2021-FL4	03/31/38	03/31/38	0%	None	1,037,500	—

Non-Consolidated Senior Interests				None	132,000	—
Total					$3,136,983	$694,115
Percentage of Total					81.9%	18.1%

(1)

In August 2021, we extended the initial maturity date from August 19, 2021 to August 19, 2022, with two additional one-year extensions at our option, provided the secured credit facility is not in default.

Secured Credit Facilities

As of June 30, 2021, aggregate borrowings outstanding under our secured credit facilities totaled $0.9 billion, relating solely to our mortgage loan investments. As of June 30, 2021, the overall weighted average interest rate was LIBOR plus 2.3% per annum, the weighted average interest rate for borrowings with mark-to-market provisions was 1.7%, the weighted average interest rate for borrowings with no current mark-to-market provisions was 4.5%, and the overall weighted average advance rate was 70.3%. As of June 30, 2021, outstanding borrowings under these facilities had a weighted average term to extended maturity of 2.3 years assuming exercise of all extension options and term out provisions. These secured credit facilities are 25% recourse to Holdco.

The following table details our secured credit facilities as of June 30, 2021 (dollars in thousands):

Lender	Commitment Amount(1)	UPB of Collateral	Advance Rate	Approved Borrowings	Outstanding Balance	Undrawn Capacity(3)	Available Capacity(2)	Interest Rate	Extended Maturity(4)
Goldman Sachs(5)	$250,000	$160,959	78.9%	$102,501	$97,989	$4,512	$147,499	L+ 2.01%	08/19/22
Wells Fargo	750,000	169,396	79.8%	135,099	63,069	72,030	614,901	L+ 1.75%	04/18/22
Barclays	750,000	229,722	64.9%	150,425	150,380	45	599,575	L+ 1.54%	08/13/22
Morgan Stanley	500,000	223,976	78.1%	176,942	169,083	7,859	323,058	L+ 1.81%	05/04/22
JP Morgan	400,000	223,856	64.1%	155,605	142,685	12,920	244,395	L+ 1.68%	10/30/25
US Bank	44,730	58,519	70.0%	40,963	39,245	1,718	3,767	L+ 1.40%	07/09/24
Bank of America	200,000	42,813	75.0%	32,110	31,664	446	167,890	L+ 1.75%	09/29/22
Institutional Financing	249,546	293,120	58.7%	169,096	169,096	—	80,450	L+ 4.50%	10/30/25
Subtotal/Weighted Average—Loans	$3,144,276	$1,402,361	70.3%	$962,741	$863,211	$99,530	$2,181,535	L+ 2.27%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.

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

(5)

In August 2021, we extended the initial maturity date from August 19, 2021 to August 19, 2022, with two additional one-year extensions at our option, provided the secured credit facility is not in default.

Once we identify an asset and the asset is approved by the secured credit facility lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the loan asset, which is referred to as the “advance rate.” In the case of borrowings under our secured credit facilities that are repurchase arrangements, this advance serves as the purchase price at which the lender acquires the loan asset from us with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured credit facility lenders.

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the asset purchase price, the maximum advance rate, the interest rate and the market value of the asset. For transactions under our secured credit facilities, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction the underlying loan asset. For loan assets which involve future funding obligations of ours, the transaction may provide for the lender to fund portions (for example, pro rata per the maximum advance rate of the related transaction) of such future funding obligations. The trade confirmation can also set forth loan-specific margin maintenance provisions, described below.

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

Each of the secured credit facilities has “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit facilities may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.

Our secured credit facilities contain defined mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value or net cash flow (“credit marks”). In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to us in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values in the third year of the facility. In the event that we experience market turbulence, we may be exposed to margin calls in connection with our secured credit facilities.

The maturity dates for each of our secured credit facilities are set forth in tables that appear earlier in this section. Our secured credit facilities generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. In the normal course of business, we maintain discussions with our lenders to extend or amend any financing facilities related to our loans.

As of June 30, 2021, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 29.7% compared to 30.7% as of December 31, 2020 and 30.8% as of June 30, 2020.

The secured credit facilities also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account for distribution in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default under our borrowing arrangement remains outstanding. Furthermore, some secured credit facilities may require an accelerated principal amortization schedule if the secured credit facility is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured credit facility, we retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured credit facility, and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the lender’s prior consent.

Collateralized Loan Obligations

As of June 30, 2021, we had three collateralized loan obligations, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $2.8 billion, financing 43 existing first mortgage loan investments totaling $3.4 billion and holding $53.8 million of cash for investment in eligible loan collateral. Our CLOs provide low cost, non-mark-to-market, non-recourse financing for 76.7% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.5%, have a weighted average advance rate of 82.3%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in their capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to the Compounded Secured Overnight Financing Rate (“SOFR”) plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 Indenture and the recommendation of the ARRC. The designated transaction representative has further determined that SOFR for any interest accrual period shall be the “30-Day Average SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. SOFR will be determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two SOFR Business Days. As of June 30, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 are indexed to SOFR, creating an underlying benchmark index interest rate basis difference between FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the FL3 mortgage assets to SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make this determination taking into account our loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

During the three months ended June 30, 2021, we fully invested $308.9 million in the FL4 Ramp-Up Account available to purchase eligible collateral interests. See Note 6 to our consolidated financial statements included in this Form 10-Q for details. During the three months ended June 30, 2021, we utilized the reinvestment feature in TRTX 2021-FL4 twice and we did not utilize the reinvestment feature in TRTX 2019-FL3. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020.

Mortgage Loan Payable

We are, through a special purpose entity subsidiary, a borrower under a $50.0 million mortgage loan secured by the REO Property. Refer to Note 4 to our consolidated financial statements included in this Form 10-Q for additional information. This mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. This mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount for the respective parcel. This loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor and cap of 0.50%. We posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. The remaining reserve balance as of June 30, 2021 was $1.4 million.

Non-Consolidated Senior Interests and Retained Mezzanine Loans

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of June 30, 2021, we retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $34.3 million and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interest and retained mezzanine loan outstanding as of June 30, 2021 (dollars in thousands):

Non-Consolidated Senior Interests and Retained Mezzanine Loans	Count	Loan Commitment	Principal Balance	Amortized Cost	Weighted Average Credit Spread(1)	Guarantee	Weighted Average Term to Extended Maturity
Senior loan sold or co-originated	1	$132,000	$132,000	N/A	L+ 4.3%	N/A	6/28/2025
Retained mezzanine loan	1	35,000	34,262	34,160	L+ 10.3%	N/A	6/28/2025
Total loan	2	$167,000	$166,262		L+ 5.5%		6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured credit facilities require Holdco to maintain compliance with the following financial covenants (among others), which were revised on June 7, 2021 as follows:

Financial Covenant	Current	Prior to June 7, 2021
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness	Minimum cash liquidity of no less than the greater of: $10.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock	$1.1 billion as of April 1, 2020, plus 75% of future equity issuances thereafter (net of discounts, commissions, expense)
Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0 with "equity" and "equity adjustment" as defined below	Debt-to-Equity ratio not to exceed 3.5 to 1.0 with "equity" and "equity adjustment" as defined below
Interest Coverage	Minimum interest coverage ratio of no less than 1.5 to 1.0	Minimum interest coverage ratio of no less than 1.5 to 1.0

The amendments as of June 7, 2021 revised the minimum tangible net worth test such that the amount for testing was reset as of June 7, 2021 to $1.0 billion plus 75% of net future equity issuances after June 7, 2021 minus 75% of redeemed equity or stock after June 7, 2021. Holdco’s equity for purposes of calculating the debt-to-equity test (which was revised as of June 7, 2021 at 4.25 to 1:00) was revised to include: stockholders’ equity as determined by GAAP; any other equity instrument(s) issued by Holdco or its Subsidiary that is or are classified as temporary equity under GAAP; and an adjustment equal to the sum of the Current Expected Credit Loss reserve, write-downs, impairments or realized losses taken against the value of any assets of Holdco or its subsidiaries from and after April 1, 2020; provided, however, that the equity adjustment may not exceed the amount of (a) Holdco’s total equity less (b) the product of Holdco’s total indebtedness multiplied by 25%. Additionally, the minimum liquidity test was increased as of June 7, 2021 to be no less than the greater of (x) 15.0 million and (y) 5% of Holdco’s recourse indebtedness, and the minimum interest coverage ratio test remained unchanged at 1.5 to 1.0.

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock is outstanding, we are required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock is excluded from the calculation of total indebtedness of the Company and its subsidiaries, and is included in the calculation of total stockholders’ equity. On June 16, 2021, we redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock. As of June 30, 2021, we did not have any shares of Series B Preferred Stock outstanding.

We were in compliance with all financial covenants for our secured credit facilities and mortgage loan payable to the extent of outstanding balances as of June 30, 2021 and December 31, 2020, respectively, and were in compliance with the financial covenant relating to the Series B Preferred Stock as of December 31, 2020.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Debt-to-equity ratio(1)	2.44x	2.44x
Total leverage ratio(2)	2.53x	2.54x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, and mortgage loan payable, less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, and mortgage loan payable, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of June 30, 2021, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.1 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and 5.7% of our liabilities. We had no fixed rate loans outstanding as of June 30, 2021.

Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net floating rate exposure as of June 30, 2021 (dollars in thousands):

Net Exposure
Floating rate assets(1)	$4,833,535
Floating rate debt(1)(2)	(3,699,097)
Net floating rate exposure	$1,134,438

(1)

Floating rate mortgage loan assets and liabilities (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR) are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate.

(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

With the cessation of LIBOR expected to occur effective January 1, 2022, we continue to evaluate the documentation and control processes associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps through June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it does occur. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event. While we generally seek to match index our assets and liabilities, there is likely to be a transition period as different underlying assets and sources of financing may transition from LIBOR to an alternative index at different times.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended June 30, 2021 and March 31, 2021 (dollars in thousands):

	Three Months Ended,
	June 30, 2021			March 31, 2021
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,729,443	$60,793	5.1%	$4,509,896	$57,067	5.1%
Retained mezzanine loans	34,025	1,122	13.2%	33,070	1,081	13.1%
Core interest-earning assets	$4,763,468	$61,915	5.2%	$4,542,966	$58,148	5.1%

Interest-bearing liabilities:
Collateralized loan obligations	$2,857,273	$13,528	1.9%	$1,833,303	$8,382	1.8%
Secured credit facilities	899,637	7,786	3.5%	1,286,517	11,454	3.6%
Mortgage loan payable	50,000	703	0.0%	50,000	454	0.0%
Total interest-bearing liabilities	$3,806,910	$22,017	2.3%	$3,169,820	$20,290	2.6%
Net interest income(3)		$39,898			$37,858

Other Interest-earning assets:
Cash equivalents	$228,815	$6	0.0%	$281,831	$7	0.0%
Accounts receivable from servicer/trustee	149,048	1	0.0%	105,479	—	0.0%
Total interest-earning assets	$5,141,331	$61,922	4.8%	$4,930,276	$58,155	4.7%

(1)	Based on carrying value for loans and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Amortized Cost / Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	Wtd. Avg. Yield/ Financing Cost(2)
Core Interest-earning assets:
First mortgage loans	$4,619,670	$117,861	5.1%	$5,075,469	$142,770	5.6%
Retained mezzanine loans	33,548	2,203	13.1%	19,749	1,358	13.8%
CRE debt securities(3)	—	—	0.0%	394,494	7,672	0.0%
Core interest-earning assets	$4,653,218	$120,064	5.2%	$5,489,712	$151,800	5.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,518,206	$21,849	1.7%	$1,827,411	$25,114	2.7%
Secured credit facilities	1,093,077	19,016	3.5%	2,161,755	33,712	3.1%
Mortgage loan payable	50,000	1,442	5.8%	—	—	0.0%
Asset-specific financings	—	—	—	77,000	2,825	7.3%
Secured revolving credit agreement	—	—	—	145,637	2,671	3.7%
Total interest-bearing liabilities	$3,661,283	$42,307	2.3%	$4,211,803	$64,322	3.1%
Net interest income(4)		$77,757			$87,478

Other Interest-earning assets:
Cash equivalents	$255,323	$13	0.0%	$155,486	$411	0.5%
Accounts receivable from servicer/trustee	127,264	1	0.0%	20,134	36	0.4%
Total interest-earning assets	$5,035,805	$120,078	4.8%	$5,665,332	$152,247	5.4%

(1)	Based on carrying value for loans, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
INTEREST INCOME
Interest Income	$61,915	$70,051	$(8,136)	$120,064	$151,800	$(31,736)
Interest Expense	(22,017)	(25,865)	3,848	(42,307)	(64,322)	22,015
Net Interest Income	39,898	44,186	(4,288)	77,757	87,478	(9,721)
OTHER REVENUE
Other Income, net	157	119	38	253	447	(194)
Total Other Revenue	157	119	38	253	447	(194)
OTHER EXPENSES
Professional Fees	1,137	4,036	(2,899)	2,336	5,855	(3,519)
General and Administrative	1,081	860	221	2,112	1,840	272
Stock Compensation Expense	1,393	1,686	(293)	2,849	3,087	(238)
Servicing and Asset Management Fees	328	261	67	655	537	118
Management Fee	5,344	5,115	229	10,437	10,115	322
Total Other Expenses	9,283	11,958	(2,675)	18,389	21,434	(3,045)
Securities Impairments	—	96	(96)	—	(203,397)	203,397
Credit Loss Benefit (Expense)	1,852	10,546	(8,694)	5,890	(52,802)	58,692
Income (Loss) Before Income Taxes	32,624	42,989	(10,365)	65,511	(189,708)	255,219
Income Tax Expense, net	(233)	(61)	(172)	(1,164)	(154)	(1,010)
Net Income (Loss)	32,391	42,928	(10,537)	64,347	(189,862)	254,209
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(6,947)	(2,380)	(4,567)	(13,217)	(2,651)	(10,566)
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—	(22,485)	(22,485)	—	(22,485)
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	(23,997)	(443)	(23,554)	(25,449)	(443)	(25,006)
Net (Loss) Income Attributable to Common Stockholders - See Note 12	$(21,038)	$40,105	(61,143)	$3,196	$(192,956)	$196,152
(Loss) Earnings per Common Share, Basic(1)	$(0.27)	$0.52	(0.79)	$0.04	$(2.53)	2.57
(Loss) Earnings per Common Share, Diluted(1)	$(0.27)	$0.52	(0.79)	$0.04	$(2.53)	2.57
Dividends Declared per Common Share	$0.20	$0.20	—	$0.40	$0.63	(0.23)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$—	$(77)	$77	$—	$(1,051)	$1,051
Comprehensive Net Income (Loss)	$32,391	$42,851	$(10,460)	$64,347	$(190,913)	$255,260

(1)

Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted (loss) earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the six months ended June 30, 2021.

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Net Interest Income

Net interest income decreased to $39.9 million, during the three months ended June 30, 2021 compared to $44.2 million for the three months ended June 30, 2020. The decrease was primarily due to higher repayment and sales volume, which reduced the average interest earning asset base of our loan portfolio by $373.9 million, compared to the three months ended June 30, 2020. Our loan portfolio weighted average spread also decreased from 3.4% to 3.2%, and our weighted average LIBOR floors decreased from 1.67% to 1.44%, resulting in lower interest margins.

Other Expenses

Other expenses decreased $2.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, mainly due to a decrease of $2.9 million in professional fees (legal, accounting and advisory fees) incurred in connection with our response to COVID-19 during the three months ended June 30, 2020.

Credit Loss

Credit loss benefit increased by $8.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the improving expectation of macroeconomic conditions and the improved operating performance of underlying collateral for many of our loan investments in 2021 that were adversely impacted by COVID-19 during 2020.

Dividends Declared Per Common Share

During the three months ended June 30, 2021, we declared cash dividends of $0.20 per common share, or $15.5 million. During the three months ended June 30, 2020, we declared cash dividends of $0.20 per common share, or $15.4 million.

Series B Preferred Stock Redemption Make-Whole Payment

During the three months ended June 30, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs

During the three months ended June 30, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated the accretion and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Net Interest Income

Net interest income decreased to $77.8 million, during the six months ended June 30, 2021 compared to $87.5 million for the six months ended June 30, 2020. The decrease was primarily due to higher repayment and sales volume, which reduced the average interest earning asset base of our loan portfolio by $347.9 million, compared to the six months ended June 30, 2020. Our loan portfolio weighted average spread also decreased from 3.4% to 3.2%, and our weighted average LIBOR floors decreased from 1.67% to 1.44%, resulting in lower interest margins.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, net operating income from REO held for investment and miscellaneous fee income. Other revenue decreased by $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower overnight interest earned for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other Expenses

Other expenses decreased $3.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, mainly due to a decrease of $3.5 million in professional fees (legal, accounting and advisory fees) incurred in connection with our response to COVID-19 during the six months ended June 30, 2020.

Credit Loss

Credit loss expense decreased by $58.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the improving expectation of macroeconomic conditions and the improved operating performance of underlying collateral for many of our loan investments in 2021 that were adversely impacted by COVID-19 during 2020.

Securities Impairments

We had no securities impairment expense for the six months ended June 30, 2021 compared to $203.4 million for the six months ended June 30, 2020. Securities impairment expense for the six months ended June 30, 2020 include losses on sales of CRE debt securities of $36.2 million and an impairment charge of $167.3 million, offset by a realized gain on sale of $0.1 million related to one position in connection with CRE debt securities owned at March 31, 2020.

Dividends Declared Per Common Share

During the six months ended June 30, 2021, we declared cash dividends of $0.40 per common share, or $31.0 million. During the six months ended June 30, 2020, we declared cash dividends of $0.63 per common share, or $48.7 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $1.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily related to the reversal of unrealized gains upon the sale of certain CRE debt securities.

Income Tax Expense

Income tax expense increased $1.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the excess inclusion income (“EII”) generated by certain of Sub-REIT‘s CLOs due to unusually low LIBOR rates beginning in March 2020 coupled with the benefit of LIBOR floors relating to the various loans and participation interests pledged to Sub-REIT’s CLOs. Pursuant to our tax partnership (“Parent LLC”) operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 10 to our consolidated financial statements included in this Form 10-Q for additional details.

Series B Preferred Stock Redemption Make-Whole Payment

During the six months ended June 30, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs

During the six months ended June 30, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated the accretion and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of June 30, 2021, we had outstanding 77.1 million shares of our common stock representing $1.2 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.7 billion of outstanding borrowings used to finance our operations.

See Notes 6 and 7 to our consolidated financial statements included in this Form 10-Q for additional details regarding our borrowings under secured credit facilities, collateralized loan obligations, and mortgage loan payable.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit facilities and capacity in our collateralized loan obligations available for reinvestment, which are set forth in the following table (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$239,743	$319,669
Secured credit facilities	99,529	22,766
Collateralized Loan Obligation Proceeds Held at Trustee	53,982	121
Total	$393,254	$342,556

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the six months ended June 30, 2021, loan repayments totaled $339.3 million, and one loan with an unpaid principal balance of $60.7 million was sold for $59.5 million. For the six months ended June 30, 2020, loan repayments totaled $320.7 million, and one loan with an unpaid principal balance of $99.3 million was sold for $85.5 million.

We continue to monitor the COVID-19 pandemic and its impact on our borrowers, their tenants, our lenders, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. Additional regional surges in infection rates due to COVID-19 variants, reversed re-openings, uncertainty regarding the effectiveness of vaccines approved for COVID-19, or high proportions of vaccine hesitancy in certain regions, may have a material impact on our operations and liquidity.

Uses of Liquidity

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.7 billion of outstanding borrowings under secured credit facilities, collateralized loan obligations and mortgage loan payable, $488.9 million of unfunded loan commitments, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows

Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities. The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$61,060	$70,677
Cash flows (used in) provided by investing activities	(363,587)	461,217
Cash flows provided by (used in) financing activities	223,429	(415,143)
Net change in cash, cash equivalents, and restricted cash	$(79,098)	$116,751

Operating Activities

During the six months ended June 30, 2021, cash flows provided by operating activities totaled $61.1 million primarily related to net interest income, offset by operating expenses. During the six months ended June 30, 2020, cash flows provided by operating activities totaled $70.7 million primarily related to net interest income, offset by operating expenses.

Investing Activities

During the six months ended June 30, 2021, cash flows used in investing activities totaled $363.6 million primarily due to new loan originations of $631.4 million, advances on loans of $73.1 million and proceeds from sales of loans of $58.4 million, offset by loan repayments of $282.6 million. Cash flows from investing activities during the six months ended June 30, 2020 totaled $461.2 million primarily due to repayments on loans held for investment of $333.5 million, and sale of CRE debt securities totaling $766.4 million offset by new loan originations and purchases of CRE debt securities of $520.5 million.

Financing Activities

During the six months ended June 30, 2021, cash flows provided by financing activities totaled $223.4 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion (described in Note 6 to our consolidated financial statements included in this Form 10-Q), issuance of Series C Preferred Stock of $201.3 million, offset by payments on secured financing agreements of $868.1 million, payments related to the redemption of Series B Preferred Stock of $247.5 million, payment of dividends on our common stock and Series B Preferred Stock of $57.3 million and payments of deferred financing costs of $8.2 million. During the six months ended June 30, 2020, cash flows used in financing activities totaled $415.1 million primarily due to payments on secured financing agreements of $1.4 billion offset by additional proceeds from secured financing agreements of $827.4 million, and the issuance of Series B Preferred Stock and Warrants of $225.0 million.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. As of March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April 2020 through cash proceeds from bond sales and increases in market value. During the quarter ended June 30, 2020, prior to making our voluntary deleveraging payments, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to all six of our secured credit agreement lenders and our one secured credit facility lender that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured credit agreements, and senior secured and secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had and may have on our business, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2021 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$488,916	$117,703	$240,322	$130,891	$—
Collateralized loan obligations—principal(2)	2,835,887	—	1,627,464	1,137,883	70,540
Secured debt agreements—principal(3)	863,211	232,152	591,814	39,245	—
Collateralized loan obligations—interest(4)	136,118	46,283	70,722	19,083	30
Secured debt agreements—interest(4)	36,634	20,273	16,345	16	—
Mortgage loan payable - principal	50,000	—	50,000	—	—
Mortgage loan payable - interest	3,406	2,333	1,073	—	—
Total	$4,414,172	$418,744	$2,597,740	$1,327,118	$70,570

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date and the loan maturity date.
(2)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of June 30, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR).

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

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the three months ended June 30, 2021. See Note 11 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

Corporate Activities

Issuance of Series C Preferred Stock

On June 14, 2021, we received net proceeds of $194.4 million from the sale of the 8,050,000 shares of Series C Preferred Stock after deducting the underwriting discount and commissions of $6.3 million and issuance costs of $0.6 million. We used the net proceeds from the offering to partially fund the redemption of all of the outstanding shares of the Series B Preferred Stock. The Series C Preferred Stock is currently listed on the NYSE under the symbol “TRTX PRC.”

The Series C Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the board of directors and declared by us, dividends on the Series C Preferred Stock will be payable quarterly in arrears on or about March 30, June 30, September 30, and December 30 of each year at a rate per annum equal to 6.25% per annum of the $25.00 per share liquidation preference. Dividends on the Series C Preferred Stock are cumulative. The first dividend on the Series C Preferred Stock is payable on September 30, 2021, and will cover the period from, and including, June 14, 2021 to, but not including, September 30, 2021 and will be in the amount of $0.46 per share.

For additional details regarding the offering of Series C Preferred Stock, see Note 13 to our consolidated financial statements included in this Form 10-Q.

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with the Purchaser, an affiliate of Starwood Capital Group Global II, L.P., under which we agreed to issue and sell to the Purchaser up to 13 million shares of Series B Preferred Stock and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases were permitted to occur in up to three tranches prior to December 31, 2020. The Investment Agreement contained market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. The Purchaser acquired the first tranche of the Investment Agreement, consisting of 9.0 million shares of Series B Preferred Stock and Warrants to purchase up to 12.0 million shares of Common Stock, for an aggregate price of $225.0 million. We allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

On June 16, 2021, we redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of $247.5 million. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date. As a result of the redemption, dividends will no longer accrue or be declared on any shares of Series B Preferred Stock, and no shares of Series B Preferred Stock remain outstanding. In connection with the redemption, we made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million, the amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. This make-whole payment is recorded as Series B Preferred Stock Redemption Make-Whole Payment on our consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. Additionally, we accelerated the accretion of approximately $22.5 million related to the remaining unamortized discount, which was included in Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs on our consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

None of the Warrants had been exercised as of June 30, 2021.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of March 31, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold during the three months ended June 30, 2021. For the six months ended June 30, 2020, we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

Dividends

Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of our Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference and to the holders of our Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock, in each case, to the extent outstanding. We intend to distribute each year substantially all our taxable income to our stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On June 14, 2021, our Board of Directors declared and approved a cash dividend for the second quarter of 2021 in the amount of $0.20 per share of common stock, or $15.5 million in the aggregate, which was paid on July 23, 2021 to holders of record of our common stock as of June 28, 2021.

On June 14, 2021, our Board of Directors declared a cash dividend for the second quarter of 2021 in the amount of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, which dividend was paid on June 16, 2021 to the holder of record of the Series B Preferred Stock as of June 15, 2021.

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

On June 16, 2020, our Board of Directors declared a cash dividend for the second quarter of 2020 in the amount of $0.25 per share of Series B Preferred Stock, or $2.3 million in the aggregate, which dividend was paid on June 30, 2020 to the holder of record of the Series B Preferred Stock as of June 15, 2020.

For the six months ended June 30, 2021 and 2020, common stock in the amount of $31.0 million and $48.7 million, respectively, were declared and approved.

As of June 30, 2021 and December 31, 2020, common stock dividends of $15.5 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to June 30, 2021:

•	We have closed, or are in the process of closing, five first mortgage loans with a total loan commitment amount of $372.5 million and initial fundings of $363.1 million.
•

From July 1, 2021 through August 2, 2021, we received full loan repayments related to two of our first mortgage loans with a total loan commitment and unpaid principal balance of $218.6 million and $212.8 million, respectively. As of June 30, 2021, the two full loan repayments had a weighted average risk rating of 2.8 and were include in the Company’s office and multifamily property categories.

•

In August 2021, we extended the initial maturity date of our $250.0 million secured credit facility with Goldman Sachs from August 19, 2021 to August 19, 2022, with two additional one-year extensions at our option, provided the secured credit facility is not in default.

Loan Portfolio Details

The following table provides details with respect to our loan investment portfolio on a loan-by-loan basis as of June 30, 2021 (dollars in millions, except loan per square foot/unit):

Loan #	Form of Investment		Origination / Acquisition Date(2)	Total Loan	Principal Balance	Amortized Cost(3)	Credit Spread(4)	All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)		Risk Rating(8)
First Mortgage Loans(1)
1	Senior Loan		8/21/2019	$300.8	$290.2	$289.8	L+ 1.6%	L +1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$594 Sq ft	65.2%	(12)	3
2	Senior Loan		8/7/2018	223.0	173.0	172.4	L+ 3.4%	L +3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior Loan		5/5/2021	215.0	120.7	120.0	L+ 3.9%	L +4.1%	Floating	5/9/2026	Daly City, CA	Office	Moderate Transitional	$545 Sq ft	63.1%		3
4	Senior Loan		12/19/2018	210.0	185.3	185.3	L+ 3.6%	L +4.0%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
5	Senior Loan		12/21/2018	206.5	205.0	205.0	L+ 2.9%	L +3.2%	Floating	1/9/2024	Various, FL	Multifamily	Light Transitional	$181,299 Unit	76.6%		2
6	Senior Loan	(11)	9/18/2019	200.0	197.0	196.8	L+ 2.9%	L +3.2%	Floating	9/9/2024	New York, NY	Office	Moderate Transitional	$904 Sq ft	65.2%		3
7	Senior Loan		6/28/2018	190.0	185.8	185.8	L+ 2.7%	L +3.0%	Floating	7/9/2023	Philadelphia, PA	Office	Bridge	$177 Sq ft	73.6%		3
8	Senior Loan		9/29/2017	173.3	167.2	167.2	L+ 4.3%	L +4.7%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
9	Senior Loan		10/12/2017	165.0	165.0	165.0	L+ 3.8%	L +4.0%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
10	Senior Loan		2/14/2018	165.0	161.9	161.9	L+ 3.8%	L +4.0%	Floating	3/9/2023	Various, NJ	Multifamily	Bridge	$132,850 Unit	78.4%		3
11	Senior Loan		9/28/2018	160.0	156.0	156.0	L+ 2.8%	L +3.0%	Floating	10/9/2023	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
12	Senior Loan		5/15/2019	143.0	132.1	132.1	L+ 2.6%	L +2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
13	Senior Loan		5/7/2021	122.5	118.0	118.0	L+ 2.9%	L +3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%		3
14	Senior Loan		6/14/2021	114.0	86.0	86.0	L+ 3.1%	L +3.4%	Floating	7/9/2026	Hayward, CA	Office	Moderate Transitional	$308 Sq ft	49.7%		3
15	Senior Loan		11/26/2019	113.0	113.7	113.7	L+ 3.0%	L +3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
16	Senior Loan		12/20/2018	105.9	98.5	98.5	L+ 3.3%	L +3.4%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
17	Senior Loan		12/18/2019	101.0	82.2	82.2	L+ 2.6%	L +2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
18	Senior Loan		1/27/2020	94.0	44.4	44.0	L+ 3.3%	L +3.6%	Floating	2/9/2025	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%		3
19	Senior Loan		8/28/2019	90.0	77.2	76.7	L+ 3.1%	L +3.3%	Floating	9/9/2024	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%		3
20	Senior Loan		6/29/2021	90.0	81.4	81.4	L+ 3.0%	L +3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%		3
21	Senior Loan		9/29/2017	89.5	89.2	89.2	L+ 3.9%	L +4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		3
22	Senior Loan		9/25/2020	88.9	78.8	78.8	L+ 3.0%	L +3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$200 Sq ft	78.4%		3
23	Senior Loan		3/27/2019	88.2	88.5	88.2	L+ 3.5%	L +3.8%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
24	Senior Loan		3/28/2019	88.1	87.1	87.0	L+ 3.7%	L +4.0%	Floating	4/9/2024	Various, Various	Hotel	Moderate Transitional	$100,228 Unit	69.6%		4
25	Senior Loan		3/7/2019	81.3	81.3	81.3	L+ 3.1%	L +3.4%	Floating	3/9/2024	Rockville, MD	Mixed-Use	Bridge	$256 Sq ft	67.2%		3
26	Senior Loan		2/1/2017	80.7	80.7	80.7	L+ 4.7%	L +5.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%		3
27	Senior Loan		8/8/2019	76.5	61.7	61.6	L+ 3.0%	L +3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
28	Senior Loan		12/10/2019	75.8	57.2	57.2	L+ 2.6%	L +2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
29	Senior Loan		4/29/2019	70.0	70.0	69.8	L+ 3.3%	L +3.5%	Floating	5/9/2024	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%		3
30	Senior Loan		6/28/2019	63.9	58.5	58.5	L+ 2.5%	L +2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
31	Senior Loan		11/8/2019	62.1	60.1	60.0	L+ 3.9%	L +4.0%	Floating	11/9/2021	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
32	Senior Loan		6/25/2019	62.0	57.7	57.6	L+ 3.1%	L +3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		3
33	Senior Loan		6/20/2018	61.0	57.7	57.7	L+ 3.0%	L +3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$162 Sq ft	74.9%		3
34	Senior Loan		1/8/2019	60.2	36.7	36.6	L+ 3.8%	L +4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$92 Sq ft	74.3%		4
35	Senior Loan		12/18/2019	58.8	56.0	55.7	L+ 2.7%	L +3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
36	Senior Loan		3/12/2020	55.0	49.5	49.2	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
37	Senior Loan		1/22/2019	54.0	54.0	54.0	L+ 3.9%	L +4.1%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
38	Senior Loan		1/23/2018	53.7	52.6	52.6	L+ 3.4%	L +3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$120 Sq ft	66.9%		2
39	Senior Loan		6/15/2018	53.6	50.9	50.8	L+ 3.1%	L +3.3%	Floating	6/9/2023	Brisbane, CA	Office	Moderate Transitional	$514 Sq ft	72.4%		2
40	Senior Loan		10/10/2019	52.9	49.1	48.9	L+ 2.8%	L +3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%		3
41	Senior Loan	(13)	6/3/2021	51.4	47.5	47.0	L+ 4.7%	L +4.8%	Floating	6/9/2026	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%		3
42	Senior Loan		12/20/2017	51.0	51.7	51.7	L+ 4.0%	L +4.3%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		4
43	Senior Loan		3/12/2020	50.2	45.0	44.8	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%		3
44	Senior Loan		6/2/2021	48.5	42.5	42.1	L+ 3.8%	L +4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%		3
45	Senior Loan		4/6/2021	47.0	45.9	45.7	L+ 3.7%	L +4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%		3
46	Senior Loan		11/29/2018	47.0	47.0	46.9	L+ 3.3%	L +3.5%	Floating	12/9/2023	Brooklyn, NY	Multifamily	Moderate Transitional	$166,619 Unit	58.0%		4
47	Senior Loan		3/17/2021	45.4	37.5	37.1	L+ 3.3%	L +3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%		3

Loan #	Form of Investment	Origination / Acquisition Date(2)	Total Loan		Principal Balance	Amortized Cost(3)	Credit Spread(4)		All-in Yield(5)	Fixed / Floating	Extended Maturity(6)	City, State	Property Type	Loan Type	Loan Per SQFT / Unit	LTV(7)	Risk Rating(8)
48	Senior Loan	3/30/2018	43.8		41.9	41.9	L+ 3.7%		L +3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$152 Sq ft	57.9%	3
49	Senior Loan	1/28/2019	43.1		40.3	40.2	L+ 3.0%		L +3.2%	Floating	2/9/2024	Dallas, TX	Office	Light Transitional	$222 Sq ft	64.3%	3
50	Senior Loan	3/7/2019	39.2		40.2	40.1	L+ 3.8%		L +8.0%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
51	Senior Loan	3/11/2019	39.0		39.4	39.4	L+ 3.4%		L +3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	4
52	Senior Loan	3/10/2020	37.5		36.5	36.5	L+ 2.7%		L +3.0%	Floating	3/9/2025	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
53	Senior Loan	6/3/2021	36.4		33.7	33.3	L+ 3.6%		L +3.8%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
54	Senior Loan	1/4/2018	35.2		30.0	30.0	L+ 3.4%		L +3.7%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	3
55	Senior Loan	5/27/2018	33.0		31.2	31.2	L+ 3.7%		L +3.9%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
56	Senior Loan	5/14/2021	27.6		21.6	21.3	L+ 3.2%		L +3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
57	Senior Loan	9/13/2019	26.7		26.3	26.2	L+ 2.8%		L +3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
58	Senior Loan	10/19/2016	9.6		9.6	9.6	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$641 Sq ft	49.8%	3
59	Senior Loan	10/19/2016	7.3		7.3	7.3	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$725 Sq ft	43.3%	3
60	Senior Loan	10/19/2016	4.4		4.4	4.4	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$715 Sq ft	40.7%	3
61	Senior Loan	10/19/2016	1.8		1.8	1.8	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$478 Sq ft	46.6%	3
Subtotal / Weighted Average			$5,283.3		$4,799.2	$4,791.7	L +3.2%	(9)	L +3.5%		2.9 yrs					66.9%	3.1
Mezzanine Loans:
62	Mezzanine Loan	6/28/2019	35.0	(10)	34.3	34.2	L+ 10.3%		L +10.8%	Floating	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / Weighted Average			$35.0		$34.3	$34.2	L +10.3%		L +10.8%		4.0 yrs					41.0%	3
Total / Weighted Average			$5,318.3		$4,833.5	$4,825.9	L +3.2%		L +3.5%		2.9 yrs					66.7%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 58, 59, 60 and 61 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of June 30, 2021 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2021, based on unpaid principal balance, 20.6% of our loans were subject to yield maintenance or other prepayment restrictions and 79.4% were open to repayment by the borrower without penalty.

(7)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our consolidated financial statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of June 30, 2021 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of June 30, 2021 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.

(13)

On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million (Loan # 41). This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio Risks

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of June 30, 2021, the weighted average LIBOR floor for our loan portfolio was 1.44%. As of June 30, 2021, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates. Approximately 94.3% of our liabilities do not contain LIBOR floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following June 30, 2021, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate mortgage loan portfolio and related liabilities (dollars in thousands):

Assets (Liabilities) Subject to Interest Rate Sensitivity(1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease	75 Basis Point Increase	75 Basis Point Decrease
$4,833,535		Interest income	$836	$—	$2,568	$—	$4,732	$—
(3,699,097)	(2)	Interest expense	(9,249)	3,191	(18,496)	3,191	(27,743)	3,191
$1,134,438		Total change in net interest income	$(8,413)	$3,191	$(15,928)	$3,191	$(23,011)	$3,191

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR).
(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

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

Operating and Capital Market Risks

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit facilities. We are subject to “margin call” risk under our secured credit facilities. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured credit facilities could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Consolidated Cash Flows—Financing Activities” in this Quarterly Report on Form 10-Q for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured credit agreements used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured credit facility counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit facilities as they mature from time to time in the future. Prior to making our voluntary deleveraging payment during the second quarter of 2020, we satisfied one margin call aggregating $20.0 million in connection with our secured credit facilities financing our loan investments by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured credit facility lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence returns, we may be required to post cash collateral in connection with our secured credit facilities secured by our mortgage loan investments upon or after the expiry of these agreements. We maintain frequent dialogue with the lenders under our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

Capital Market Risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured credit facilities, collateralized loan obligations, mortgage loans, term loans, or other debt instruments or arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings. See the “Litigation” section of Note 15 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

3.2

Second Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (001-38156) filed on February 19, 2020)

3.3

Articles Supplementary of 11.0% Series B Cumulative Redeemable Preferred Stock of TPG RE Finance Trust Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on May 29, 2020)

3.4

Articles Supplementary of 6.25% Series C Cumulative Redeemable Preferred Stock of TPG RE Finance Trust Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A (001-38156) filed on June 10, 2021)

3.5

Articles Supplementary reclassifying and designating 7,000,000 authorized but unissued shares of the Company’s 11% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share, as additional shares of undesignated preferred stock, $0.001 par value per share, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38156) filed on June 24, 2021)

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.2

Second Amendment to Amended and Restated Guaranty, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.3

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.4

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.5

Second Amendment to Amended and Restated Limited Guaranty, dated as of June 7, 2021, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.6

Second Amendment to Guaranty, dated as of June 7, 2021, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.7

Second Amendment to Amended and Restated Guaranty, dated as of June 7, 2021, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (001-38156) filed on June 7, 2021)

10.8	Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 3, 2021 made by and between TPG RE Finance 12, LTD. and Morgan Stanley Bank, N.A

31.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2021	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)