Form 10-Q
period 2021-09-30
TPG RE Finance Trust, Inc.
filed 2021-11-02
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 77,047,966 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

•

the ultimate geographic spread, severity and duration of pandemics such as coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

In this quarterly report, except where the context requires otherwise:

•	“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•	“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•	“TPG” refers to TPG Global, LLC, a Delaware limited liability company, and its affiliates.

TABLE OF CONTENTS

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Nine Months ended September 30, 2021 and September 30, 2020	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Nine Months ended September 30, 2021 and September 30, 2020	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2021 and September 30, 2020	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	76

Part II. Other Information		77

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

Signatures		80

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets(1)
Cash and Cash Equivalents	$269,263	$319,669
Restricted Cash	667	—
Accounts Receivable	17	785
Collateralized Loan Obligation Proceeds Held at Trustee	6,870	174
Accounts Receivable from Servicer/Trustee	8,639	418
Accrued Interest and Fees Receivable	28,650	27,391
Loans Held for Investment	4,749,289	4,516,400
Allowance for Credit Losses	(50,051)	(59,940)
Loans Held for Investment, Net (includes $1,247,516 and $2,259,467, respectively, pledged as collateral under secured credit facilities)	4,699,238	4,456,460
Loans Held for Sale, Net (includes $86,636 and $0, respectively, pledged as collateral under secured credit facilities)	86,636	—
Real Estate Owned	99,200	99,200
Other Assets	1,765	4,646
Total Assets	5,200,945	4,908,743
Liabilities and Equity(1)
Liabilities
Accrued Interest Payable	$2,661	$2,630
Accrued Expenses and Other Liabilities	13,019	14,450
Secured Credit Agreements (net of deferred financing costs of $4,377 and $8,831, respectively)	915,537	1,514,028
Collateralized Loan Obligations (net of deferred financing costs of $12,609 and $9,192, respectively)	2,749,901	1,825,568
Mortgage Loan Payable (net of deferred financing costs of $640 and $853, respectively)	49,360	49,147
Payable to Affiliates	5,473	5,570
Deferred Revenue	934	1,418
Dividends Payable	18,593	29,481
Total Liabilities	3,755,478	3,442,292
Commitments and Contingencies—See Note 15
Temporary Equity
Series B Cumulative Redeemable Preferred Stock ($0.001 par value per share; 13,000,000 and 13,000,000 shares authorized, respectively; 0 and 9,000,000 shares issued and outstanding, respectively)	—	199,551
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively)	—	—
Series C Preferred Stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 0 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	—
Common Stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,047,966 and 76,787,006 shares issued and outstanding, respectively)	77	77
Additional Paid-in-Capital	1,710,222	1,559,681
Accumulated Deficit	(264,840)	(292,858)
Total Stockholders' Equity	$1,445,467	$1,266,900
Total Permanent Equity	$1,445,467	$1,266,900
Total Liabilities and Equity	$5,200,945	$4,908,743

(1)

The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2021 include assets and liabilities of variable interest entities (“VIEs”) of $3.5 billion and $2.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2020 include assets and liabilities of VIEs of $2.3 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 6 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income and Interest Expense
Interest Income	$59,984	$69,854	$180,048	$221,654
Interest Expense	(20,979)	(21,450)	(63,286)	(85,772)
Net Interest Income	39,005	48,404	116,762	135,882
Other Revenue
Other Income, net	97	81	350	528
Total Other Revenue	97	81	350	528
Other Expenses
Professional Fees	1,044	1,613	3,380	7,468
General and Administrative	1,173	862	3,285	2,702
Stock Compensation Expense	1,250	1,147	4,099	4,234
Servicing and Asset Management Fees	462	395	1,117	932
Management Fee	5,473	5,293	15,910	15,408
Total Other Expenses	9,402	9,310	27,791	30,744
Securities Impairments	—	—	—	(203,397)
Credit Loss Benefit (Expense)	(139)	(654)	5,751	(53,456)
Income (Loss) Before Income Taxes	29,561	38,521	95,072	(151,187)
Income Tax Expense, net	(236)	(74)	(1,400)	(228)
Net Income (Loss)	$29,325	$38,447	$93,672	$(151,415)
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(3,279)	(6,318)	(16,497)	(8,968)
Series B Preferred Stock Redemption Make-Whole Payment	—	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	(1,347)	(25,449)	(1,790)
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$26,046	$30,782	$29,241	$(162,173)
Earnings (Loss) per Common Share, Basic	$0.34	$0.40	$0.38	$(2.13)
Earnings (Loss) per Common Share, Diluted	$0.32	$0.39	$0.36	$(2.13)
Weighted Average Number of Common Shares Outstanding
Basic:	77,060,225	76,756,411	76,952,306	76,622,415
Diluted:	82,028,975	78,254,661	81,575,257	76,622,415
Other Comprehensive Income (Loss)
Net Income (Loss)	$29,325	$38,447	$93,672	$(151,415)
Unrealized Loss on Available-for-Sale Debt Securities	—	—	—	(1,051)
Comprehensive Net Income (Loss)	$29,325	$38,447	$93,672	$(152,466)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(In thousands, except share and per share data)

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2021	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$—	$1,266,900	$199,551
Issuance of Common Stock	—	—	—	—	110,096	—	—	—	—	—	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,456	—	—	1,456	—
Net Income	—	—	—	—	—	—	—	31,955	—	31,955	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,124)	—	(6,124)	—
Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(1,452)	—	—	(1,452)	1,452
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—		—	—	(15,507)	—	(15,507)	—
March 31, 2021	125	$—	—	$—	76,897,102	$77	$1,559,685	$(282,534)	$—	$1,277,228	$201,003
Issuance of Common Stock	—	—	—	—	192,023	—	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	$8	—	—	201,242	—	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(6,866)	—	—	(6,866)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,393	—	—	1,393	—
Net Income	—	—	—	—	—	—	—	32,391	—	32,391	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,214)	—	(6,214)	—
Series B Preferred Stock Redemption at Par Value	—	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock Redemption Make-Whole Payment	—	—	—	—	—	—	(22,485)	—	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(23,997)	—	—	(23,997)	23,997
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,509)	—	(15,509)	—
June 30, 2021	125	$—	8,050,000	$8	77,089,125	$77	$1,708,972	$(271,866)	$—	$1,437,191	$—
Issuance of Common Stock	—	—	—	—	1,783	—	—	—	—	—	—
Retirement of Common Stock	—	—	—	—	(42,942)	—	—	—	—	—	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,250	—	—	1,250	—
Net Income	—	—	—	—	—	—	—	29,325	—	29,325	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,708)	—	(3,708)	—
Dividends on Common Stock (Dividends Declared per Share of $0.24)	—	—	—	—	—	—	—	(18,591)	—	(18,591)	—
September 30, 2021	125	$—	8,050,000	$8	77,047,966	$77	$1,710,222	$(264,840)	$—	$1,445,467	$—

	Permanent Equity										Temporary Equity
	Series A Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
January 1, 2020	125	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Issuance of Common Stock	—	—	628,218	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to Common Stock	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(206)	—	—	(206)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,401	—	—	1,401	—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Net Loss	—	—	—	—	—	—	—	(232,790)	—	(232,790)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(974)	(974)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3)	—	(3)	—
Dividends on Common Stock (Dividends Declared per Share of $0.43)	—	—	—	—	—	—	—	(33,219)	—	(33,219)	—
March 31, 2020	125	$—	76,650,996	$77	—	$—	$1,545,024	$(313,765)	$77	$1,231,413	$—
Issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	210,598
Series B Preferred Stock Allocated Warrant Fair Value to Purchase Common Stock	—	—	—	—	—	—	14,402	—	—	14,402	—
Issuance of Common Stock	—	—	160,278	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(18,842)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	(985)	—	—	(985)	(14,209)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,686	—	—	1,686	—
Net Income	—	—	—	—	—	—	—	42,928	—	42,928	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(77)	(77)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,255)	—	(2,255)	—
Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	(443)	—	—	(443)	443
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,448)	—	(15,448)	—
June 30, 2020	125	$—	76,792,432	$77	—	$—	$1,559,684	$(288,540)	$—	$1,271,221	$196,832
Issuance of Common Stock	—	—	1,444	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	(36,115)	—	—	—	—	—	—	—	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	38	—	—	38	(27)
Amortization of Share-Based Compensation	—	—	—	—	—	—	1,147	—	—	1,147	—
Net Income	—	—	—	—	—	—	—	38,447	—	38,447	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,217)	—	(6,217)	—
Accretion of Discount on Series B Cumulative Redeemable Preferred Stock	—	—	—	—	—	—	(1,347)	—	—	(1,347)	1,347
Dividends on Common Stock (Dividends Declared per Share of $0.20)	—	—	—	—	—	—	—	(15,440)	—	(15,440)	—
September 30, 2020	125	$—	76,757,761	$77	—	$—	$1,559,522	$(271,750)	$—	$1,287,849	$198,152

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$93,672	$(151,415)
Adjustment to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(5,448)	(8,515)
Amortization of Deferred Financing Costs	11,258	10,062
Capitalized Accrued Interest	1,209	(3,889)
Loss on Sales of Loans Held for Investment, net	2,109	13,773
Loss on Sales of CRE Debt Securities, net	—	203,397
Stock Compensation Expense	4,099	4,234
Credit Loss (Benefit) Expense	(7,860)	39,685
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	768	1,709
Accrued Interest Receivable	(1,021)	(1,367)
Accrued Expenses and Other Liabilities	(4,095)	(416)
Accrued Interest Payable	33	(3,808)
Payable to Affiliates	(98)	(1,530)
Deferred Fee Income	(484)	27
Other Assets	2,881	171
Net Cash Provided by Operating Activities	97,023	102,118
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(1,062,872)	(351,650)
Advances on Loans Held for Investment	(110,196)	(171,389)
Principal Repayments of Loans Held for Investment	782,144	431,414
Sales of Loans Held for Investment	58,374	131,902
Purchase of Available-for-Sale CRE Debt Securities	—	(168,888)
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	—	766,437
Net Cash (Used in) Provided by Investing Activities	(332,550)	637,826
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(109,751)	—
Proceeds from Collateralized Loan Obligation	1,037,500	—
Proceeds from Issuance of Series C Preferred Stock	201,250	—
Payments on Secured Credit Agreements - Loan Investments	(1,122,858)	(810,487)
Proceeds from Secured Credit Agreements - Loan Investments	519,915	776,343
Payments on Secured Credit Agreements - CRE Debt Securities	—	(824,920)
Proceeds from Secured Credit Agreements - CRE Debt Securities	—	132,122
Payment of Deferred Financing Costs	(9,417)	(2,694)
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—
Series B Preferred Stock Redemption at Par Value	(225,000)	—
Proceeds from Issuance of Series B Preferred Stock	—	210,598
Proceeds from Issuance of Warrants to Purchase Common Stock	—	14,402
Proceeds from Issuance of Common Stock	—	12,895
Dividends Paid on Common Stock	(60,499)	(81,218)
Dividends Paid on Class A Common Stock	—	(284)
Dividends Paid on Preferred Stock	(16,043)	(8,471)
Payment of Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	(6,824)	(12,342)
Net Cash Provided by (Used in) Financing Activities	185,788	(594,056)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(49,739)	145,888
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	319,669	79,666
Cash, Cash Equivalents and Restricted Cash at End of Period	$269,930	$225,554
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$52,033	$79,518
Taxes Paid	$1,169	$141
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends Declared, not paid	$18,593	$15,444
Transfer from Loans Held for Investment to Loans Held for Sale	$86,636	$—
Principal Repayments of Loans Held for Investment Held by Servicer/Trustee, Net	$15,332	$23,478
Accrued Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	$42	$3,047
Change in Accrued Deferred Financing Costs	$593	$567
Unrealized Loss on Available-for-Sale CRE Debt Securities	$—	$(1,051)

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Business and Organization

TPG RE Finance Trust, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company”) is organized as a holding company and conducts its operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a Delaware limited liability company that is wholly owned by the Company, and Holdco’s direct and indirect subsidiaries. The Company conducts its operations as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is generally not subject to U.S. federal income taxes on its REIT taxable income to the extent that it annually distributes all of its REIT taxable income to stockholders and maintains its qualification as a REIT. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940, as amended.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income (loss) or total assets in the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets, respectively. Prior period amounts related to preferred stock dividends and participating securities’ share in earnings (loss) were reclassified to conform with the current period presentation of net (loss) income attributable to common stockholders in the consolidated statements of income (loss) and comprehensive income (loss). Additionally, amounts related to collateralized loan obligation proceeds held at trustee were reclassified from accounts receivable from servicer/trustee in prior period consolidated balance sheets to conform with the current period presentation.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the interim consolidated financial statements include, but are not limited to, the adequacy of our allowance for credit losses and the valuation inputs related thereto and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process and the reduced availability of observable pricing inputs due to market dislocation resulting from the coronavirus pandemic (“COVID-19”). Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

Risks and Uncertainties

COVID-19 has had an adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. As a result of the approval of multiple COVID-19 vaccines for use and the distribution of such vaccines among the general population, many jurisdictions have re-opened and loosened restrictions. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions. Such restrictions could include travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery. Although the Company has observed signs of economic recovery, they are uneven, and the Company cannot predict the time required for a widespread sustainable economic recovery to take place.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on factors beyond the control of the Company including, but not limited to (i) the uncertainty surrounding the severity and duration of the outbreak, including possible recurrences and differing economic and social impacts of the outbreak in various regions of the United States, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the availability of a treatment and effectiveness of vaccines approved for COVID-19 and the willingness of individuals to get vaccinated, (v) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19, (vi) the impact of phase out of economic stimulus measures, the inflationary pressure of economic stimulus, and the eventual halt and reversal by the U.S. Treasury of asset purchases and (vii) the impact on the Company’s borrowers, real estate values and cost of capital.

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

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing, or if timely collection of principal and interest is doubtful. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation in the value of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case the PIK interest is written off.

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

Loans Held for Sale

The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate or capital markets, or when a shift in its loan portfolio construction occurs. Once a determination is made to sell a loan, it is transferred to loans held for sale when the Company no longer has the intent and ability to hold a loan for investment for the foreseeable future. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the CECL reserve.

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

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office (including life science-related properties); multifamily; hotel; mixed-use; condominium; and retail.

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

The Company’s CECL reserve also reflects its estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimations include unemployment rates, inflation rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty. The actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

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

The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These statistical credit loss factors are utilized together with individual loan information to estimate the allowance for credit losses. This methodology considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering individual loan risk ratings, delinquency statuses and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

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

Unfunded Loan Commitments

The Company’s first mortgage loans often contain provisions for future funding conditioned upon the borrower’s execution of its business plan with respect to the underlying collateral property securing the loan. These deferred fundings are typically for base building work, tenant improvement costs and leasing commissions, interest reserves, and occasionally to fund forecasted operating deficits during lease-up. These deferred funding commitments may be for specific periods, often require satisfaction by the borrower of conditions precedent, and may contain termination clauses at the option of the borrower or, more rarely, at the Company’s option. The total amount of unfunded commitments does not necessarily represent actual amounts that may be funded in cash in the future, since commitments may expire without being drawn, may be cancelled if certain conditions are not satisfied by the borrower, or borrowers may elect not to borrow some or all of the unused commitment. The Company does not recognize these unfunded loan commitments in its consolidated financial statements.

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2021, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

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

•	Loans held for sale: estimated fair market value based on sale comparables as corroborated by inquiry of other market participants or independent market data providers, less estimated selling costs.
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

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets continue to experience uneven liquidity as a result of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. In the absence of market inputs, GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for the Company’s management to formulate assumptions to measure the fair value of the Company’s assets.

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

In certain instances, the Company may generate excess inclusion income (“EII”) within its corporate entity structure, specifically in its sub-REIT and taxable partnership entities. EII is present in certain of the Company’s CRE CLOs as a result of a sharp decline in LIBOR after issuance, loans with high interest rate floors, and liabilities largely based on unfloored LIBOR or Compounded Secured Overnight Financing Rate (“SOFR”). EII, which is treated as unrelated business taxable income, is an obligation of the Company and is allocated only to its taxable REIT subsidiaries and not to its common stockholders.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its REIT taxable income. Accordingly, the Company does not expect to pay corporate-level federal taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $15.0 million and $19.1 million, respectively, as of September 30, 2021 and December 31, 2020.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction.

Collateralized Loan Obligation Proceeds Held at Trustee

Collateralized Loan Obligation Proceeds Held at Trustee represent the TRTX 2021-FL4 Ramp-Up Account available to purchase eligible collateral interests from the Company during a ramp-up period of approximately six months following the FL4 Closing Date, and cash held by the Company’s CLOs pending reinvestment in eligible collateral. The Company fully utilized the TRTX 2021-FL4 Ramp-Up Account during the three months ended June 30, 2021. See Note 6 for additional details related to the issuance of TRTX 2021-FL4 on March 31, 2021.

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

Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 13 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of September 30, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 13.

Permanent Equity

The Company has preferred stock, common stock, and warrants outstanding that are classified as permanent equity. The Company’s common stock is perpetual in nature with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance is described in Note 13.

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

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $14.8 million and $14.0 million as of September 30, 2021 and December 31, 2020, respectively.

During the three months ended September 30, 2021, the Company originated seven mortgage loans, with a total commitment of $482.9 million, an initial unpaid principal balance of $433.6 million, and unfunded commitments at closing of $49.3 million. During the nine months ended September 30, 2021, the Company originated 17 mortgage loans, with a total commitment of $1,280.7 million, an initial unpaid principal balance of $1,068.1 million, and unfunded commitments at closing of $212.6 million.

The following table details overall statistics for the Company’s loans held for investment portfolio as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Balance sheet portfolio	Total loan portfolio	Balance sheet portfolio	Total loan portfolio
Number of loans	65	66	57	58
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$5,240,569	$5,372,569	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,757,397	$4,757,397	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$486,663	$486,663	$423,487	$423,487
Amortized cost	$4,749,289	$4,749,289	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.3%	3.3%	3.2%	3.2%
Weighted average all-in yield(4)	4.9%	4.9%	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	2.8	2.8	3.1	3.1

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. As of September 30, 2021 and December 31, 2020, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $3.5 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of September 30, 2021, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2021, based on the unpaid principal balance of the Company’s total loan exposure, 25.7% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 74.3% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount) and Loan Origination Fees, net	Amortized Cost
Senior loans	$4,722,397	$(8,037)	$4,714,360
Subordinated and mezzanine loans	35,000	(71)	34,929
Total	$4,757,397	$(8,108)	$4,749,289
Allowance for credit losses			(50,051)
Loans held for investment, net			$4,699,238

	December 31, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount) and Loan Origination Fees, net	Amortized Cost
Senior loans	$4,492,209	$(8,161)	$4,484,048
Subordinated and mezzanine loans	32,516	(164)	32,352
Total	$4,524,725	$(8,325)	$4,516,400
Allowance for credit losses			(59,940)
Loans held for investment, net			$4,456,460

For the nine months ended September 30, 2021, the Company’s loans held for investment portfolio activity was as follows (dollars in thousands):

Carrying value
Balance as of December 31, 2020	$4,456,460
Additions during the period:
Loans originated and acquired	1,062,872
Additional fundings	111,583
Amortization of origination fees	5,448
Deductions during the period:
Collection of principal	(799,688)
Loans held for sale	(86,636)
Loan sale	(60,690)
Change in allowance for credit losses	9,889
Balance as of September 30, 2021	$4,699,238

During the three months ended September 30, 2021, the Company transferred a performing hotel loan from loans held for investment to loans held for sale on its consolidated balance sheet. As of September 30, 2021, the Company had an executed purchase and sale agreement with a qualified buyer that included no significant contingencies for the sale to close. The contractual sales price for the first mortgage loan is par, or $87.1 million. As of September 30, 2021, the Company transferred $86.6 million, including the impact of $0.5 million of transaction costs, to loans held for sale on its consolidated balance sheet. As of September 30, 2021, the hotel loan had a risk rating of 4.

During the three months ended June 30, 2021, the Company sold one hotel loan with an unpaid principal balance of $60.7 million for $59.5 million, resulting in a loss on sale of $1.6 million, including transaction costs of $0.4 million, before giving effect to the reduction of its general CECL reserve resulting from the related decline in total loan commitments.

As of September 30, 2021 and December 31, 2020, there was $8.1 million and $8.3 million, respectively, of unamortized loan fees and discounts included in loans held for investment, net in the consolidated balance sheets. The Company did not recognize any accelerated fee component of prepayment fees during the three months ended September 30, 2021 and 2020, and recognized $0 million and $0.3 million of such payments, respectively, during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, there were no unamortized loan purchase discounts or premiums included in loans held for investment at amortized cost on the consolidated balance sheets.

Loan Risk Rating

As discussed in Note 2, the Company evaluates all of its loans to assign risk ratings on a quarterly basis. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are described in Note 2. The Company generally assigns a risk rating of “3” to all loan investments originated during the most recent quarter, except in specific circumstances warranting an exception.

The following tables present amortized cost basis by origination year, grouped by risk rating, as of September 30, 2021 and December 31, 2020 for the Company’s loans held for investment portfolio (dollars in thousands):

	September 30, 2021
	Amortized cost by origination year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,590	—	—	52,696	—	—	86,286
3	1,032,088	255,642	1,556,049	930,927	337,139	23,009	4,134,854
4	—	—	198,512	46,966	216,542	—	462,020
5	—	—	—	31,200	—	—	31,200
Total mortgage loans	$1,065,678	$255,642	$1,754,561	$1,061,789	$553,681	$23,009	$4,714,360
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,929	—	—	—	34,929
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,929	—	—	—	34,929
Total	$1,065,678	$255,642	$1,789,490	$1,061,789	$553,681	$23,009	$4,749,289

	December 31, 2020
	Amortized cost by origination year
	2020	2019	2018	2017	2016	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	337,738	—	—	337,738
3	247,770	1,705,783	1,099,503	255,255	—	3,308,311
4	—	433,334	46,882	301,628	25,049	806,893
5	—	—	31,106	—	—	31,106
Total mortgage loans	$247,770	$2,139,117	$1,515,229	$556,883	$25,049	$4,484,048
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	—	32,352	—	—	—	32,352
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	32,352	—	—	—	32,352
Total	$247,770	$2,171,469	$1,515,229	$556,883	$25,049	$4,516,400

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost, and results of the Company’s internal risk rating review performed as of September 30, 2021 and December 31, 2020 for the Company’s loans held for investment portfolio (dollars in thousands):

Rating	September 30, 2021	December 31, 2020
1	$—	$—
2	86,286	337,738
3	4,169,783	3,340,663
4	462,020	806,893
5	31,200	31,106
Total	$4,749,289	$4,516,400
Allowance for credit losses	(50,051)	(59,940)
Carrying value	$4,699,238	$4,456,460
Weighted average risk rating(1)	3.1	3.1

(1)

Weighted average risk rating calculated based on the amortized cost balance at period end for the Company’s loans held for investment portfolio. The amounts as of September 30, 2021 exclude one hotel loan with a risk category “4” rating that was transferred to loans held for sale at quarter end. The hotel loan that is held for sale is recorded at its sales price (par) less transaction costs, or $86.6 million.

The weighted average risk rating of the Company’s loans held for investment portfolio was 3.1 as of September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021, the Company upgraded one hotel loan from risk category “4” to “3” because of continued improvement in property-level operating performance and positive economic trends in the local market. Additionally, the Company received full loan repayments with respect to three loans with a total unpaid principal balance of $418.1 million and a weighted average risk rating of 2.4 at June 30, 2021. The three loans were included in the Company’s multifamily and office property categories.

 Allowance for Credit Losses

The Company’s reserve developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of September 30, 2021. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments, and this amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit loss, see Note 2

The following tables present activity in the allowance for credit losses for the Company’s loans held for investment portfolio by class of finance receivable for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of July 1, 2021	$51,431	$510	$51,941
Credit loss expense (benefit)	(1,567)	(323)	(1,890)
Subtotal	49,864	187	50,051

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of July 1, 2021	3,360	11	3,371
Credit loss expense (benefit)	852	694	1,546
Subtotal	4,212	705	4,917

Total allowance for credit losses	$54,076	$892	$54,968

	For the Three Months Ended September 30, 2020
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of July 1, 2020	$51,557	$2,000	$53,557
Credit loss expense (benefit)	3,416	(313)	3,103
Subtotal	54,973	1,687	56,660

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of July 1, 2020	3,618	1,500	5,118
Credit loss expense (benefit)	(1,138)	(1,311)	(2,449)
Subtotal	2,480	189	2,669

Total allowance for credit losses	$57,453	$1,876	$59,329

	For the Nine Months Ended September 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2020	$58,210	$1,730	$59,940
Credit loss expense (benefit)	(8,346)	(1,543)	(9,889)
Subtotal	49,864	187	50,051

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2020	2,756	132	2,888
Credit loss expense (benefit)	1,456	573	2,029
Subtotal	4,212	705	4,917

Total allowance for credit losses	$54,076	$892	$54,968

	For the Nine Months Ended September 30, 2020
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	16,903	880	17,783
Credit loss expense (benefit)	38,070	807	38,877
Subtotal	54,973	1,687	56,660

Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2019	—	—	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	1,862	—	1,862
Credit loss expense (benefit)	618	189	807
Subtotal	2,480	189	2,669

Total allowance for credit losses	$57,453	$1,876	$59,329

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended September 30, 2021, the Company recorded a decrease of $0.3 million to its allowance for credit losses. The decline in the Company’s allowance for credit losses was primarily due to an improving macroeconomic outlook based on recent observed economic data, improved property performance of underlying collateral for many of its loan investments that were adversely impacted by COVID-19, repayments and loan sales, a loan transferred from loans held for investment to loans held for sale, and normalizing commercial real estate capital markets activity. While the ultimate impact of these trends remains uncertain, the Company has selected its macroeconomic outlook based on this uncertainty, made specific forward-looking valuation adjustments to the inputs of its calculation of the allowance for credit losses to reflect variability regarding the timing, strength, and distribution of a sustained economic recovery, and unknown post-COVID levels of economic activity that may result.

During the nine months ended September 30, 2021, the Company recorded a decrease of $7.9 million to its allowance for credit losses, reducing its CECL reserve to $55.0 million as of September 30, 2021. For the nine months ended September 30, 2021, the Company’s estimate of expected credit losses was impacted by loan originations, sales, and repayments of $1,062.9 million, $60.7 million, and $799.7 million, respectively, recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve, and an increase in the Company’s total loan commitments and unpaid principal balance as of September 30, 2021. For the nine months ended September 30, 2020, the allowance for credit losses increased to $59.3 million, comprised of $19.6 million in connection with the adoption of ASC 326 on January 1, 2020, and $39.7 million due to changes in economic outlook resulting from the initial impact of the COVID-19 pandemic. The weighted average risk rating of the Company’s loans held for investment portfolio was 3.1 as of September 30, 2021, remaining unchanged since September 30, 2020.

One loan secured by a retail property was on non-accrual status as of September 30, 2021 and December 31, 2020 due to a default caused by non-payment of interest in December 2020. The amortized cost of the loan was $31.2 million and $31.1 million as of September 30, 2021 and December 31, 2020, respectively. In accordance with the Company’s revenue recognition policy on loans placed on non-accrual status, the Company suspended accrual of interest income on this first mortgage loan. As of September 30, 2021 and December 31, 2020, the Company determined that this first mortgage loan met the CECL framework’s criteria for individual assessment. Accordingly, the Company utilized the estimated fair value of the collateral on September 30, 2021 and December 31, 2020 to estimate a reserve for credit loss of $10.0 million, which is included in the CECL reserve. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 12.5%, and a terminal capitalization rate of 7.5%. These inputs are based on the location, type and nature of the property, current and anticipated market conditions, and management’s knowledge, experience, and judgment. With the passage of time and continuation of the COVID-19 pandemic, certain borrowers may fail to pay interest which may result in additional loans being placed on non-accrual status during later periods.

During the three months ended September 30, 2021, the Company executed five loan modifications with four borrowers. As of September 30, 2021, these loans had an aggregate commitment amount of $523.2 million and an aggregate unpaid principal balance of $515.7 million. None of the loan modifications triggered the accounting requirements of a troubled debt restructuring.

During the nine months ended September 30, 2021, the Company executed 12 loan modifications. As of September 30, 2021, the aggregate number of loan modifications in effect was 14 with an unpaid principal balance of $1.3 billion. All the modified loans are performing as of September 30, 2021.

Loan modifications implemented by the Company since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity, in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and an increase in the loan coupon. Loan modifications implemented by the Company in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving or reducing debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to the Company.

The following table presents the activity in the PIK balance for the nine months ended September 30, 2021 for the Company’s loans held for investment portfolio and one loan classified as held for sale as of September 30, 2021 (dollars in thousands):

Balance as of December 31, 2020	$4,701
PIK accrued	816
PIK repayments and write-off	—
Balance as of March 31, 2021	$5,517
PIK accrued	360
PIK repayments	(1,034)
PIK write-off	(690)
Balance as of June 30, 2021	$4,153
PIK accrued	209
PIK repayments	(871)
PIK write-off	—
Balance as of September 30, 2021	$3,491

For the three months ended September 30, 2021, total PIK interest of $0.2 million on an existing modified loan was deferred and added to the outstanding loan principal in accordance with terms of the loan modification. For the nine months ended September 30, 2021, total PIK interest of $1.4 million on two loans was deferred and added to the outstanding loan principal in accordance with terms of the loan modification. PIK interest on six loans was outstanding as of September 30, 2021.

The following table presents collections of scheduled interest during the three and nine months ended September 30, 2021 and 2020 and the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Scheduled interest, including PIK	99.4%	99.3%	99.4%	100.0%	99.4%	100.0%
PIK interest as a percentage of scheduled interest	0.7%	1.1%	1.2%	2.9%	1.0%	1.2%

The following table presents an aging analysis for the Company’s loans held for investment portfolio by class of loans as of September 30, 2021 based on amortized cost basis (dollars in thousands):

		Days outstanding
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans Receivable:
Senior loans	$4,683,160	$—	$—	$31,200	$31,200	$4,714,360	$—
Subordinated and mezzanine loans	34,929	—	—	—	—	34,929	—
Total	$4,718,089	$—	$—	$31,200	$31,200	$4,749,289	$—

At December 31, 2020, all loans were current.

(4) Real Estate Owned

In December 2020, the Company acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “REO Property”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the REO Property was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. The Company’s estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel.

As of September 30, 2021, the Company continued to hold the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which is classified as Mortgage Loan Payable on the consolidated balance sheets. See Note 7 for details of the Mortgage Loan Payable.

For the nine months ended September 30, 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Available-for-Sale Debt Securities

As of September 30, 2021, the Company did not own any CRE debt securities. The Company did not acquire any CRE debt securities during the three and nine months ended September 30, 2021.

During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million included in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the Company being required to post cash collateral with the Company’s lenders under secured credit facilities used to finance these investments. To mitigate the impact to the Company’s business from these developments, the Company decided in late March 2020 to sell its entire CRE debt securities portfolio. Accordingly, as of March 31, 2020, the Company wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which was recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). In April 2020, the Company sold the remainder of its CRE debt securities portfolio with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million, equal to the impairment charge recorded during the three months ended March 31, 2020. For the nine months ended September 30, 2020, the Company recorded total impairment charges of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss), offset by a small realized gain.

(6) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have outstanding as of September 30, 2021 three collateralized loan obligations to finance approximately $3.4 billion, or 70.7%, of the Company’s loans held for investment portfolio, measured by unpaid principal balance.

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

TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL4 Additional Interests”) in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. During the three months ended September 30, 2021, the Company utilized the reinvestment feature five times, contributing $178.2 million of new loans or participation interests, receiving net proceeds of $93.1 million after repaying $85.1 million of existing borrowings, including accrued interest. During the nine months ended September 30, 2021, the Company utilized the reinvestment feature seven times, contributing $255.5 million of new loans or participation interests, receiving net proceeds of $146.9 million after repaying $108.6 million of existing borrowings, including accrued interest.

As of September 30, 2021, FL4 Mortgage Assets represented 26.2% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

As of September 30, 2021, TRTX 2019-FL4 had $3.3 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. The expected life of the issued investment-grade notes is based upon the anticipated repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, which was initially assessed on the FL4 Closing Date. On a quarterly basis, the Company reassesses the expected life of the issued investment-grade notes based upon current repayment behavior after giving effect to the reinvestment period and prospectively adjusts its amortization expense, if necessary. For the three and nine months ended September 30, 2021, amortization of deferred financing costs of $0.7 million and $1.2 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of September 30, 2021, the Company’s unamortized deferred financing costs related to TRTX 2021-FL4 were $7.1 million.

Interest expense on the outstanding FL4 Notes is payable monthly. For the three and nine months ended September 30, 2021, interest expense on the outstanding FL4 Notes (excluding amortization of deferred financing costs) of $4.5 million and $9.2 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

During the three and nine months ended September 30, 2021, the Company utilized the reinvestment feature three times, contributing $189.6 million of new loans or participation interests, receiving net proceeds of $64.7 million after repaying $124.9 million of existing borrowings, including accrued interest.

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

As of September 30, 2021 FL3 Mortgage Assets represented 25.8% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of approximately $1.2 billion.

As of September 30, 2021, TRTX 2019-FL3 had $3.6 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. The expected life of the issued investment-grade notes is based upon the anticipated repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, both of which were initially assessed on the FL3 Closing Date. On a quarterly basis, the Company reassesses the expected life of the issued investment-grade notes based upon current repayment behavior after giving effect to the reinvestment period and prospectively adjusts its amortization expense, if necessary. For the three and nine months ended September 30, 2021, amortization of deferred financing costs of $0.6 million and $1.8 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of September 30, 2021, the Company’s unamortized deferred financing costs related to TRTX 2019-FL3 were $3.3 million.

Interest expense on the outstanding FL3 Notes is payable monthly. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in its capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to the Compounded Secured Overnight Financing Rate (“SOFR”) plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 indenture and the recommendation of the ARRC. The designated transaction representative further determined that SOFR for any interest accrual period has been the “30-Day Average SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. SOFR will be determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two SOFR Business Days. As of September 30, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 were indexed to SOFR, creating a difference between benchmark interest rates (a basis difference), for FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the FL3 mortgage assets to SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make its determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

On October 1, 2021, based on an ARRC recommendation and the terms of the FL3 indenture, the designated transaction representative further determined that the benchmark index interest rate for bondholders under FL3 was converted from SOFR plus a benchmark replacement adjustment of 11.448 basis points to Term SOFR on the first day of the most recent calendar quarter (October 1, 2021 effective for the three months ended December 31, 2021 and in future periods). The transition to Term SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

For the three and nine months ended September 30, 2021, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $3.9 million and $11.5 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). For the three and nine months ended September 30, 2020, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $4.1 million and $16.2 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

As of September 30, 2021, FL2 Mortgage Assets represented 18.7% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of approximately $891.0 million.

In connection with TRTX 2018-FL2, the Company incurred $8.7 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes (the “FL2 Notes”). The expected life of the issued investment-grade notes is based upon the expected repayment behavior of the loans collateralizing the notes and the reinvestment period, both of which were initially assessed on the FL2 Closing Date. On a quarterly basis, the Company reassesses the expected life of the issued investment-grade notes based upon current repayment behavior after giving effect to the reinvestment period and prospectively adjusts its amortization expense, if necessary. For the three and nine months ended September 30, 2021, amortization of deferred financing costs of $0.8 million and $2.0 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of September 30, 2021, the Company’s unamortized deferred financing costs related to TRTX 2018-FL2 were $1.7.

Interest expense on the outstanding FL2 Notes is payable monthly. For the three and nine months ended September 30, 2021, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $2.8 million and $9.0 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). For the three and nine months ended September 30, 2020, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $3.3 million and $13.3 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

In accordance with ASC 810, the Company evaluated the key attributes of the issuers of the FL4 Notes (the “FL4 Issuers”), FL3 Notes (the “FL3 Issuers”) and FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL4 Issuers, FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary because it has the ability to control the most significant activities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. Accordingly, the Company consolidates the FL4 Issuers, FL3 Issuers and the FL2 Issuers.

The Company’s total assets and total liabilities as of September 30, 2021 included VIE assets and liabilities related to TRTX 2021-FL4, TRTX 2019-FL3, TRTX 2018-FL2, and two loans held for investment with an unpaid principal balance of $82.8 million within the Sub-REIT structure. The Company’s total assets and total liabilities as of December 31, 2020 included VIE assets and liabilities related to TRTX 2021-FL4, TRTX 2019-FL3, and TRTX 2018-FL2. The following table outlines the total assets and liabilities within the Sub-REIT structure (dollars in thousands):

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$22,979	$78,350
Collateralized loan obligation proceeds held at trustee	6,870	174
Accounts receivable from servicer/trustee	1,689	—
Accrued interest receivable	6,868	740
Loans held for investment	3,412,627	2,199,666
Total assets	$3,451,033	$2,278,930
Liabilities
Accrued interest payable	$1,998	$1,311
Accrued expenses	1,907	630
Collateralized loan obligations	2,749,901	1,825,569
Payable to affiliates	3,830	14,016
Total Liabilities	$2,757,636	$1,841,526

The following tables outline TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021
Collateral (loan investments)		Debt (notes issued)
Outstanding principal	Carrying value	Face value	Carrying value
$3,363,691	$3,332,085	$2,762,510	$2,749,901

December 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding principal	Carrying value	Face value	Carrying value
$2,230,276	$2,230,276	$1,834,760	$1,825,568

Assets held by the FL4 Issuers, FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Weighted average spread (%)(1)	Weighted average maturity (years)(2)	Weighted average spread (%)(1)	Weighted average maturity (years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.29%	2.2	3.33%	4.9
TRTX 2019-FL3(3)	3.23%	2.4	3.20%	4.1
TRTX 2021-FL4	3.18%	3.1	—	—

Debt (notes issued)
TRTX 2018-FL2	1.50%	16.1	1.45%	16.9
TRTX 2019-FL3(3)	1.44%	13.0	1.44%	13.8
TRTX 2021-FL4	1.60%	16.4	—	—

(1)	Yield on collateral is based on cash coupon.
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

(7) Secured Credit Agreements and Mortgage Loan Payable

As of September 30, 2021 and December 31, 2020, the Company had secured credit facilities used to finance certain of the Company’s loan investments, and a mortgage loan payable used to finance the Company’s REO Property. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the mortgage loan payable, these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

The following table presents certain information regarding the Company’s secured credit agreements as of September 30, 2021 and December 31, 2020. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2021
Secured credit agreements and mortgage loan payable:	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral		Amortized cost of collateral
Secured credit facilities(1)
Goldman Sachs	08/19/22	08/19/24	1 Month LIBOR	2.0%	2.1%	$250,000	$152,012	$97,988	$164,824		$164,134
Wells Fargo	04/18/22	04/18/24	1 Month LIBOR	1.6%	1.7%	750,000	489,209	260,791	332,143		329,424
Barclays	08/13/22	08/13/23	1 Month LIBOR	1.5%	1.6%	750,000	638,125	111,875	171,223		170,901
Morgan Stanley	05/04/22	05/04/23	1 Month LIBOR	1.8%	1.9%	500,000	335,359	164,641	223,685		222,880
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	258,913	141,087	235,724		234,196
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.4%	1.7%	44,730	5,485	39,245	58,752		58,752
Bank of America	09/29/22	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	96,961	31,664	42,352		42,352
Institutional financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	176,923	72,623	129,026		128,969
Subtotal						$3,144,276	$2,152,987	$919,914	$1,357,729		$1,351,608

Mortgage loan payable
Institutional lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,194,276	$2,152,987	$969,914	$1,456,929		$1,351,608

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the REO Property at the time of acquisition as described in Note 4.

	December 31, 2020
Secured credit agreements and mortgage loan payable:	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral		Amortized cost of collateral
Secured credit facilities(1)
Goldman Sachs	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$199,113	$50,887	$96,381		$94,971
Wells Fargo	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	533,601	216,399	290,237		288,696
Barclays	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	433,739	316,261	443,845		442,757
Morgan Stanley	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	174,045	325,955	434,630		433,031
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.6%	1.8%	400,000	192,906	207,094	351,123		347,852
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,372		101,287
Bank of America	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	112,867	87,133	117,393		117,393
Institutional financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	—	249,546	427,330		426,984
Subtotal						$3,239,506	$1,716,647	$1,522,859	$2,262,311		$2,252,971

Mortgage loan payable
Institutional lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$1,716,647	$1,572,859	$2,361,511		$2,252,971

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse from Holdco.
(2)	Represents the fair value of the REO Property at the time of acquisition as described in Note 4.

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

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of September 30, 2021:

Secured credit agreements and mortgage loan payable	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date
Secured credit agreements - loan investments
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24
Wells Fargo	Credit	25.0%	04/18/22	04/18/24
Barclays	Credit	25.0%	08/13/22	08/13/23
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25
US Bank	Credit	25.0%	07/09/22	07/09/24
Bank of America	Credit	25.0%	09/29/22	09/29/22
Institutional financing(1)	Credit	25.0%	10/30/23	10/30/25

Mortgage loan payable - real estate owned
Institutional lender	None	n.a.	12/15/21	12/15/22

(1)	The secured credit agreement may be re-margined beginning after its second anniversary date based on a LTV test; otherwise, no credit or spread-based margin calls apply.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2020:

Secured credit agreements and mortgage loan payable	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date
Secured credit agreements - loan investments
Goldman Sachs	Credit	25.0%	08/19/21	08/19/22
Wells Fargo	Credit	25.0%	04/18/22	04/18/22
Barclays	Credit	25.0%	08/13/22	08/13/22
Morgan Stanley	Credit	25.0%	05/04/21	05/04/22
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25
US Bank	Credit	25.0%	07/09/22	07/09/24
Bank of America	Credit	25.0%	09/29/21	09/29/22
Institutional financing(1)	Credit	25.0%	10/30/23	10/30/25

Mortgage loan payable - real estate owned
Institutional lender	None	n.a.	12/15/21	12/15/22

(1)	The secured credit agreement may be re-margined beginning after its second anniversary date based on a LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Facilities

As of September 30, 2021 and December 31, 2020, the Company had seven secured credit facilities to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2021 and December 31, 2020 consisted of 49 and 55 mortgage loans, or participation interests therein, respectively. Under six of the seven secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit facility counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit facility lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

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

The following table summarizes certain characteristics of the Company’s secured credit facilities secured by commercial mortgage loans, including counterparty concentration risks, as of September 30, 2021 (dollars in thousands):

	September 30, 2021
Secured credit facilities	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$250,000	$164,824	$165,866	$98,052	$67,814	4.7%	1,054
Wells Fargo	750,000	332,143	330,995	261,235	69,760	4.8%	931
Barclays	750,000	171,223	171,197	111,968	59,229	4.1%	682
Morgan Stanley Bank	500,000	223,685	223,732	164,662	59,070	4.1%	581
JP Morgan Chase Bank	649,546	364,750	364,202	213,901	150,301	10.4%	1,491
US Bank	44,730	58,752	59,119	39,300	19,819	1.4%	1,013
Bank of America	200,000	42,352	42,739	31,687	11,052	0.8%	364
Total / weighted average	$3,144,276	$1,357,729	$1,357,849	$920,805	$437,044		965

(1)	Loan amounts include interest receivable of $6.2 million and are net of premium, discount and origination fees of $6.1 million.
(2)	Loan amounts include interest payable of $0.9 million and do not reflect unamortized deferred financing fees of $4.4 million.
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

Financial Covenant Compliance

The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit facilities require Holdco to maintain compliance with certain financial covenants, which were amended on June 7, 2021. The continuing impact of COVID-19 may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock was outstanding, the Company was required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock was excluded from the calculation of total indebtedness of the Company and its subsidiaries, and was included in the calculation of total stockholders’ equity. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and this covenant no longer applied.

Financial Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of September 30, 2021 and December 31, 2020.

Mortgage Loan Payable

The Company through a special purpose entity subsidiary is a borrower under a $50.0 million mortgage loan secured by a first deed of trust against the REO Property. Refer to Note 4 for additional information. The first mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and includes an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company has posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. As of September 30, 2021, the remaining reserve balance was $0.7 million.

(8) Schedule of Maturities

The future principal payments for the five years subsequent to September 30, 2021 and thereafter are as follows (in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit facilities(2)	Mortgage loan payable(3)
2021	$56,985	$56,985	$—	$—
2022	339,872	258,208	31,664	50,000
2023	943,004	452,779	490,225	—
2024	1,468,632	1,070,607	398,025	—
2025	278,457	278,457	—	—
Thereafter	645,474	645,474	—	—
Total	$3,732,424	$2,762,510	$919,914	$50,000

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

(9) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of September 30, 2021, the Company had $217.1 million invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of TRTX 2018-FL2, TRTX 2019-FL3 and TRTX 2021-FL4, and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest. Additionally, the Company had one loan held for sale as of September 30, 2021 that was recorded at its fair value, less estimated selling costs.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,699,238	$—	$—	$4,735,786
Loans held for sale	86,636	—	—	86,636
Financial liabilities
Collateralized loan obligations	2,749,901	—	—	2,741,971
Secured financing agreements	915,537	—	—	914,094
Mortgage loan payable	49,360	—	—	49,360

	December 31, 2020
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,456,460	$—	$—	$4,472,984
Financial liabilities
Collateralized loan obligations	1,825,568	—	—	1,834,760
Secured financing agreements	1,514,028	—	—	1,532,910
Mortgage loan payable	49,147	—	—	49,147

As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s loans held for investment portfolio was $4.7 billion and $4.5 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2021 and December 31, 2020 was 3.29% and 3.18%, respectively. The weighted average years to maturity as of September 30, 2021 and December 31, 2020 was  2.8 and 3.1 years, respectively, assuming full extension of all loans held for investment.

As of September 30, 2021 and December 31, 2020, the estimated fair value of the secured credit agreements approximated fair value as current borrowing spreads reflect market terms. As of September 30, 2021 and December 31, 2020, the estimated fair value of the collateralized loan obligation liabilities approximated carrying value as current borrowing spreads reflect market terms.

There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the nine months ended September 30, 2021.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2021 and December 31, 2020, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the three and nine months ended September 30, 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.

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

For the three months ended September 30, 2021 and 2020, the Company recognized $0.2 million and $0.1 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.4 million and $0.2 million, respectively, of federal, state and local tax expense (benefit). As of September 30, 2021 and 2020, the Company’s effective tax rate was 1.5% and 0.2%, respectively.

As of September 30, 2021, the Company had no deferred income tax assets and a $0.2 million deferred income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2020, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

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

Management Fees Incurred and Paid for the three and nine months ended September 30, 2021 and 2020

For the three and nine months ended September 30, 2021 and 2020, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Incurred
Management fees	$5,473	$5,293	$15,910	$15,408
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,473	$5,293	$15,910	$15,408

Paid
Management fees	5,344	5,115	15,796	12,367
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,344	$5,115	$15,796	$12,367

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 are $5.5 million and $5.4 million, respectively. No incentive management fee was earned during the three and nine months ended September 30, 2021.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and nine months ended September 30, 2021 and 2020, respectively, the Company reimbursed to the Manager $0.3 million and $0.8 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.

For as long as any shares of Series B Preferred Stock remained issued and outstanding, the Manager agreed that it would not seek reimbursement for reimbursable expenses in excess of the greater of (x) $1.0 million per fiscal year and (y) twenty percent (20%) of the Company’s allocable share of such reimbursable expenses pursuant to the Management Agreement per fiscal year. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and no shares of Series B Preferred Stock remained outstanding. As a result of the Series B Preferred Stock redemption, this agreement was terminated and there can be no assurance that the Manager will not seek reimbursement of such expenses in future quarters.

The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.

As of September 30, 2021 and December 31, 2020, $0.0 million and $0.2 million, respectively, remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company.

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

(12) Earnings per Share

The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2021 and 2020, $0.1 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the nine months ended September 30, 2021 and 2020, $0.4 million and $0.5 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 14 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were to be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the three months ended September 30, 2021 and 2020, this adjustment totaled $0.0 million and $1.3 million, respectively. For the nine months ended September 30, 2021 and 2020, this adjustment totaled $25.4 million and $1.8 million, respectively.

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

The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three and nine months ended September 30, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock during the three and nine months ended September 30, 2021 was $12.80 and $12.20, respectively, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$29,325	$38,447	$93,672	$(151,415)
Preferred stock dividends(1)	(3,157)	(6,217)	(16,081)	(8,474)
Participating securities' share in earnings (loss)	(122)	(101)	(416)	(494)
Series B preferred stock redemption make-whole payment(2)	—	—	(22,485)	—
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	—	(1,347)	(25,449)	(1,790)
Net income (loss) attributable to common stockholders	$26,046	$30,782	$29,241	$(162,173)
Weighted average common shares outstanding, basic	77,060,225	76,756,411	76,952,306	76,622,415
Incremental shares of common stock issued from the assumed exercise of the warrants	4,968,750	1,498,250	4,622,951	—
Weighted average common shares outstanding, diluted	82,028,975	78,254,661	$81,575,257	$76,622,415
Earnings (loss) per common share, basic(4)	$0.34	$0.40	$0.38	$(2.13)
Earnings (loss) per common share, diluted(4)	$0.32	$0.39	$0.36	$(2.13)

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three and nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021 undeclared dividends of $0.04 million are included for Series C Preferred Stock shares outstanding in the period.

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

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Company’s Series B Preferred Stock. For the nine months ended September 30, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)

Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted (loss) earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the nine months ended September 30, 2021.

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

The Company’s Series C Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the Company’s board of directors and declared by the Company, dividends on Series C Preferred Stock will be payable quarterly in arrears on or about March 30, June 30, September 30, and December 30 of each year at a rate per annum equal to 6.25% per annum of the $25.00 per share liquidation preference. Dividends on the Series C Preferred Stock are cumulative. The first dividend on the Series C Preferred Stock was payable on September 30, 2021, and covered the period from, and including, June 14, 2021 to, but not including, September 30, 2021 and was in the amount of $0.4601 per share.

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

      Series B Preferred Stock

The Company’s Series B Preferred Stock had a liquidation preference of $25.00 per share over all other classes of the Company’s equity other than Series A preferred stock, which had liquidation preference over the Series B Preferred Stock.

Series B Preferred Stock bore a dividend at 11% per annum, accrued daily and compounded semi-annually, which was payable quarterly in cash; provided that up to 2.0% per annum of the liquidation preference could be paid, at the option of the Company, in the form of additional shares of Series B Preferred Stock.

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

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable only on a net settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of September 30, 2021.

On the issuance date, the Company retained third party valuation experts to assist with estimating the fair value of the Series B Preferred Stock and the Warrants using a binomial lattice model. Based on the Warrants’ relative fair value to the fair value of the Series B Preferred Stock, approximately $14.4 million of the $225.0 million proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount. The Company elected the accreted redemption value method whereby this discount was accreted over four years using the effective interest method, resulting in an increase in the carrying value of the Series B Preferred Stock. Additionally, $14.2 million of costs directly related to the issuance was accreted using the effective interest method. Such adjustments were included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes, but only the accretion of the Warrant allocated fair value was treated as a dividend for income tax purposes.

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and no shares of Series B Preferred Stock are outstanding as of June 30, 2021. As a result of the Series B Preferred Stock redemption, $11.2 million of unamortized transaction costs and $11.3 million of unaccreted discount related to the Warrants were written off, and included in Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs on the Company’s consolidated statements of changes in equity.

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of September 30, 2021, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, the Company may, at its discretion and from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as the Company’s agent. The offering of shares of the Company’s common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of the Company’s common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or the Company at any time as set forth in the equity distribution agreement. As of September 30, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and nine months ended September 30, 2021, the Company sold no shares of common stock under this arrangement. For the nine months ended September 30, 2020, the Company sold 0.6 million shares of common stock at a weighted average price per share of $20.53 for gross proceeds of $12.9 million, and paid commissions totaling $0.2 million. The Company used the proceeds from the offering to originate commercial real estate loans, acquire CRE debt securities and for general corporate purposes.

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

On September 13, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.6 million in the aggregate, for the third quarter of 2021. The common stock dividend was paid on October 22, 2021 to the holders of record of the Company’s common stock as of September 29, 2021.

On September 13, 2021, the Company’s Board of Directors declared a cash dividend of $0.4601 per share of Series C Preferred Stock, or $3.7 million in the aggregate, for the period from issuance to, but not including, September 30, 2021. The Series C Preferred Stock dividend was paid on September 30, 2021 to the preferred stockholders of record as of September 20, 2021.

On September 15, 2020, the Company’s Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.4 million in the aggregate, for the third quarter of 2020. The common stock dividend was paid on October 23, 2020 to the holders of record of the Company’s common stock as of September 25, 2020.

On September 15, 2020, the Company’s Board of Directors declared a cash dividend of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, for the third quarter of 2020. The Series B Preferred Stock dividend was paid on September 30, 2020 to the holder of record of the Series B Preferred Stock as of September 15, 2020.

For the nine months ended September 30, 2021 and 2020, common stock dividends of $49.6 million and $64.1 million, respectively, were declared and approved.

As of September 30, 2021 and December 31, 2020, common stock dividends of $18.6 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(14) Share-Based Incentive Plan

The Company does not have any employees. As of September 30, 2021, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. The following table presents the number of shares associated with outstanding awards that will vest over the next four years. For the three months ended September 30, 2021, the Company issued 1,783 shares and retired 42,942 shares pursuant to the terms of the Incentive Plan. Shares presented for the current year, 2021, includes 309,841 shares which have vested during the period from January 1, 2021 to September 30, 2021.

Vesting Year	Shares of Common Stock
2021	418,345
2022	183,030
2023	145,873
2024	89,548
Total	836,796

As of September 30, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $5.6 million. This cost is expected to be recognized over a weighted average period of 1.3 years from September 30, 2021. For the three months ended September 30, 2021 and 2020, the Company recognized $1.3 million and $1.1 million, respectively, of share-based compensation expense. For the nine months ended September 30, 2021 and 2020, the Company recognized $4.1 million and $4.2 million, respectively, of share-based compensation expense.

(15) Commitments and Contingencies

Impact of COVID-19

Due to the current COVID-19 pandemic in the United States and globally, the Company’s borrowers and their tenants, the properties securing the Company’s investments, and the economy as a whole have been, and may continue to be, adversely impacted. The magnitude and duration of COVID-19 and its impact on the Company’s borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants, the availability of a treatment or effectiveness of vaccines approved for COVID-19, the distribution of COVID-19 vaccines and wide disparity of global vaccination rates, and reactions by consumers, companies, governmental entities and capital markets. Certain of the adverse impacts from the COVID-19 pandemic to the commercial real estate industry will only be known once firms and employees return to the workplace. The prolonged duration and impact of COVID-19 has and could further materially disrupt the Company’s business operations and impact its financial performance.

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2021 and December 31, 2020 was $486.7 million and $423.5 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $4.9 million and $2.9 million as of September 30, 2021 and December 31, 2020 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

As of September 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(16) Concentration of Credit Risk

Property Type

A summary of the Company’s loans held for investment portfolio by property type as of September 30, 2021 and December 31, 2020 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	September 30, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,778,523	$386,673	53.1%	$2,391,850	50.2%
Multifamily	1,249,025	68,246	23.8	1,181,078	24.8
Hotel	584,943	5,000	11.2	582,792	12.3
Mixed-Use	572,069	24,601	10.9	547,468	11.5
Retail	33,000	2,143	0.6	31,200	0.7
Condominium	23,009	—	0.4	23,009	0.5
Total	$5,240,569	$486,663	100.0%	$4,757,397	100.0%

	December 31, 2020
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,756,338	$356,034	55.7%	$2,400,304	53.0%
Multifamily	804,838	24,001	16.3	781,137	17.3
Hotel	737,293	9,864	14.9	731,487	16.2
Mixed-Use	586,993	31,398	11.9	555,595	12.3
Condominium	25,049	—	0.5	25,049	0.6
Retail	33,000	2,190	0.7	31,153	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.5 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of September 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	September 30, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$2,085,852	$114,305	39.8%	$1,972,717	41.5%
South	1,313,895	96,114	25.1	1,218,757	25.6
West	1,238,618	220,415	23.6	1,019,248	21.4
Midwest	602,204	55,829	11.5	546,675	11.5
Total	$5,240,569	$486,663	100.0%	$4,757,397	100.0%

	December 31, 2020
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$2,009,022	$152,487	40.6%	$1,856,535	41.0%
South	1,289,141	97,405	26.1	1,192,852	26.4
West	1,128,897	121,738	22.8	1,009,589	22.3
Midwest	428,351	49,478	8.7	379,173	8.4
Various	88,100	2,379	1.8	86,576	1.9
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.5 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.

Category

A summary of the Company’s loans held for investment portfolio by loan category as of September 30, 2021 and December 31, 2020 based on total loan commitment and current UPB is as follows (dollars in thousands):

	September 30, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,945,826	$326,944	37.1%	$1,620,054	34.1%
Light Transitional	1,700,225	129,504	32.4	1,570,720	33.0
Bridge	1,559,518	30,215	29.8	1,531,623	32.2
Construction	35,000	—	0.7	35,000	0.7
Total	$5,240,569	$486,663	100.0%	$4,757,397	100.0%

	December 31, 2020
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Light Transitional	$1,937,644	$173,518	39.2%	$1,764,126	39.0%
Moderate Transitional	1,633,131	224,532	33.0	1,410,145	31.2
Bridge	1,337,736	22,953	27.1	1,317,938	29.1
Construction	35,000	2,484	0.7	32,516	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.5 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened by the fact that the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have in the past and may in the future negatively impact the hotel and retail industries, which could adversely affect the Company’s investments in assets secured by properties that operate in these industries. Also, changes in how certain types of commercial properties are used while maintaining social distancing and other techniques intended to control the impact of COVID-19 (for example, office buildings may be adversely impacted by a possible reversal in the recent trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace) have and are likely to impact our investments secured by these properties. Additional regional surges in infection rates due to COVID-19 variants, reversed re-openings, uncertainty regarding the effectiveness of vaccines approved for COVID-19 or booster for some, or high proportions of vaccine hesitancy in certain regions, could adversely affect the Company’s loan investments secured by properties in these regions so impacted.

(17) Subsequent Events

The following events occurred subsequent to September 30, 2021:

•	The Company closed, or is in the process of closing, eight first mortgage loans with a total loan commitment amount of $539.2 million and initial fundings of $465.3 million.
•

From October 1, 2021 through November 2, 2021, the Company received full loan repayments related to three of its first mortgage loans with a total loan commitment and unpaid principal balance of $262.2 million and $257.1 million, respectively. The first mortgage loans were secured by the following property types (as a percentage of total loan commitments repaid): 85.7% mixed-use and 14.3% multifamily.

•

On October 4, 2021, the Company closed the sale of a performing hotel loan classified as held for sale as of September 30, 2021. The Company sold the first mortgage loan at par, before including the impact of transaction costs. As of September 30, 2021, the hotel loan had a risk rating of 4.

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

As of September 30, 2021, our loans held for investment portfolio consisted of 64 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.2 billion, an aggregate unpaid principal balance of $4.8 billion, a weighted average credit spread of 3.3%, a weighted average all-in yield of 4.9%, a weighted average term to extended maturity (assuming all extension options have been exercised by borrowers) of 2.8 years, and a weighted average LTV of 66.3%. As of September 30, 2021, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in two instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of September 30, 2021, we had $486.7 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones. Additionally, as of September 30, 2021 we classified a $86.6 million first mortgage loan as held for sale.

As of September 30, 2021, we had $99.2 million of real estate owned comprising 27 acres across two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip (the “REO Property”) acquired pursuant to a negotiated deed-in-lieu of foreclosure. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition, net of estimated selling costs.

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

The COVID-19 pandemic has caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities and whole loan financing markets at points during 2020. The pace of recovery following this disruption remains uncertain, as do the longer-term economic effects and shifts in behavior. As a result of the impact of COVID-19, many commercial real estate finance and financial services industry participants, including us, reduced new investment activity until the capital markets became more stable, the macroeconomic outlook became clearer, market liquidity improved, and transaction volumes increased. For most of 2020, we focused on actively managing our loan portfolio credit, generating and recycling liquidity from existing assets, extending the maturities and further reducing the mark-to-market exposure of our liabilities and controlling corporate overhead as a percentage of our total assets and total revenues. Although market conditions remain uncertain due to COVID-19 and evolving new variants of the virus, the credit performance of our loan portfolio, loan repayments that have allowed us to retire certain borrowings and increase our liquidity, extended maturity dates for many of our secured credit agreements, the issuance on March 31, 2021 of TRTX 2021-FL4, a $1.25 billion CRE CLO, the issuance on June 14, 2021 of $201.3 million of Series C Preferred Stock, and the increase in non-mark-to-market liabilities to 77.8% of total borrowings positioned us to resume the origination of first mortgage transitional loans in the first quarter of 2021. During the course of 2021, loan originations and capital markets activity has resumed commensurate with the wider economic recovery.

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

Third Quarter 2021 Activity

Operating Results:

•

Recognized GAAP net income of $29.3 million, compared to $32.4 million for the three months ended June 30, 2021, a decrease of $3.1 million primarily due to an increase in credit loss expense in the current period.

•

Net Income Attributable to Common Stockholders was $26.0 million, compared to a loss of $21.0 million for the three months ended June 30, 2021, an increase of $47.0 million, of which $46.5 million related to a make-whole payment and write-off of discount and transaction costs recognized during the second quarter due to the redemption of our Series B Preferred Stock on June 16, 2021.

•	Generated Distributable Earnings of $27.0 million, an increase of $5.1 million compared to the three months ended June 30, 2021.
•	Increased our quarterly common stock dividend by $0.04 per common share, or 20.0%, to $0.24 per common share from $0.20 per common share for the three months ended June 30, 2021.
•

Produced net interest income of $39.0 million, resulting from interest income of $60.0 million and interest expense of $21.0 million. All net interest income resulted from our transitional first mortgage loan portfolio.

•	Recorded a decrease in our allowance for credit loss of $0.3 million producing a total allowance for credit losses of $55.0 million.

Investment Portfolio Activity:

•

Originated seven first mortgage loans with total loan commitments of $482.9 million, an aggregate initial unpaid principal balance of $433.6 million, unfunded loan commitments of $49.3 million, a weighted average interest rate of LIBOR plus 3.53%, and a weighted average LIBOR floor of 0.15%.

•	Funded $37.3 million in future funding obligations associated with existing loans.
•	Received full loan repayments of $418.1 million across three loans, and partial principal payments of $42.3 million across 10 loans, for total loan repayments of $460.4 million.

Liquidity Position:

Available liquidity as of September 30, 2021 of $323.6 million was comprised of:

•	Cash-on-hand of $269.3 million, of which $254.3 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured credit agreements.
•	$6.9 million of cash in TRTX 2021-FL4 and TRTX 2019-FL3 available for investment in eligible collateral.
•	Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $47.4 million under secured agreements with seven lenders.

Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $154.2 million that are eligible to pledge under our existing financing arrangements.

We have financed our loan investments as of September 30, 2021 utilizing three CLOs totaling $2.8 billion, two of which were open for reinvestment of eligible loan collateral at quarter end, $0.9 billion under secured credit agreements with total commitments of $3.1 billion provided by seven lenders, and a $132.0 million non-consolidated senior interest. At September 30, 2021, approximately 74.0% of our borrowings were via our CLO vehicles and 26.0% were pursuant to our secured credit agreements.

Our ability to draw on our secured credit agreements is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-specific events. As of September 30, 2021, borrowings under these secured credit agreements had a weighted average credit spread of 1.9% (1.7% for facilities with mark-to-market provisions and 4.5% for one facility with no mark-to-market provisions until November 2022), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.6 years. These financing arrangements are generally 25% recourse to Holdco.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Distributable Earnings, and book value per common share. As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

For the three months ended September 30, 2021, we recorded net income attributable to common stockholders of $0.32 per diluted common share, an increase of $0.59 per diluted common share from the three months ended June 30, 2021, primarily due to the redemption of our outstanding Series B Preferred Stock during the second quarter of 2021. In connection with the redemption of the Series B Preferred Stock during the three months ended June 30, 2021, we made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million and recorded a $22.5 million write-off associated with the unamortized discount upon redemption.

Distributable Earnings per diluted common share was $0.33 for three months ended September 30, 2021, an increase of $0.06 per diluted common share from the three months ended June 30, 2021. The increase in Distributable Earnings per diluted common share was primarily driven by a $0.04 per diluted common share reduction in our Series C Preferred Stock dividend rate compared to the Series B Preferred Stock dividend rate before its redemption on June 16, 2021.

For the three months ended September 30, 2021, we declared a cash dividend of $0.24 per common share, an increase of 20% from the second quarter of 2021, which was paid on October 22, 2021. Our book value per common share as of September 30, 2021 was $16.15, an increase of $0.12 from our book value per common share as of June 30, 2021, primarily due to net income in excess of our dividends declared per common and preferred shares in the period.

Earnings Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants, which are exercisable only on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and the Warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive. For the three months ended September 30, 2021, we generated net income attributable to common stockholders and therefore included participating securities and the Warrants in our calculation of diluted earnings per share.

The following table sets forth the calculation of basic and diluted net income (loss) attributable to common stockholders per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income (loss)	$29,325	$32,391
Preferred stock dividends(1)	(3,157)	(6,799)
Participating securities' share in earnings (loss)	(122)	(148)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	—	(23,997)
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$26,046	$(21,038)
Weighted average common shares outstanding, basic	77,060,225	76,899,270
Weighted average common shares outstanding, diluted	82,028,975	76,899,270
Earnings (loss) per common share, basic	$0.34	$(0.27)
Earnings (loss) per common share, diluted	$0.32	$(0.27)
Dividends declared per common share	$0.24	$0.20

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three months ended September 30, 2021 and June 30, 2021. For the three months ended September 30, 2021 and June 30, 2021, undeclared dividends of $0.04 million and $0.6 million, respectively, are included for Series C Preferred Stock shares outstanding in the period.

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

Distributable Earnings

Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses, regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization expense, (iii) unrealized gains (losses), and (iv) certain non-cash or income and expense items. The exclusion of depreciation and amortization expense from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP.  We generally must distribute at least 90% of our net taxable income annually, subject to certain adjustments and excluding any net capital gains, for us to continue to qualify as a REIT for U.S. federal income tax purposes. We believe that one of the primary reasons investors purchase our common stock is to receive our dividends. Because of our investors’ continued focus on our ability to pay dividends, Distributable Earnings is an important measure for us to consider when determining our distribution policy and dividends per common share. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan investment and operating activities.

Distributable Earnings excludes the impact of our credit loss provision or reversals of our credit loss provision, but only to the extent that our credit loss provision exceeds any realized credit losses during the applicable reporting period.

A loan will be written off as a realized loss when it is deemed non-recoverable upon a realization event. Such a realized loss would generally be recognized at the time the loan receivable is settled, transferred or exchanged, or in the case of foreclosure, when the underlying property is foreclosed upon or sold. Non-recoverability may also be concluded by us if, in our determination, it is nearly certain that all amounts due will not be collected. A realized loss may equal the difference between the cash or consideration received or expected to be received, and the net book value of the loan, reflecting our economics as it relates to the ultimate realization of the asset.

Distributable Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income (loss)	$29,325	$32,391
Preferred stock dividends(1)	(3,157)	(6,799)
Participating securities' share in earnings (loss)	(122)	(148)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	—	(23,997)
Net income (loss) attributable to common stockholders - See Note 12	$26,046	$(21,038)
Series B preferred stock redemption make-whole payment	—	22,485
Series B preferred stock write-off of discount, including allocated warrant fair value and transaction costs	—	22,489
Non-cash stock compensation expense	1,250	1,393
Credit loss (benefit) expense(4)	(343)	(3,478)
Distributable earnings	$26,953	$21,851
Weighted average common shares outstanding, basic	77,060,225	76,899,270
Weighted average common shares outstanding, diluted	82,028,975	81,875,946
Distributable Earnings per common share, basic	$0.35	$0.28
Distributable Earnings per common share, diluted	$0.33	$0.27

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three months ended September 30, 2021 and June 30, 2021. For the three months ended September 30, 2021 and June 30, 2021, undeclared dividends of $0.04 million and $0.6 million, respectively, are included for Series C Preferred Stock shares outstanding in the period.

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

(4)

Credit Loss (Benefit) Expense for the three months ended September 30, 2021 excludes the loss on sale of $0.5 million related to one hotel loan sold at par, less transaction costs, transferred from our loans held for investment portfolio to loans held for sale at quarter end. Credit Loss (Benefit) Expense for the three months ended June 30, 2021 excludes a $1.6 million realized loss on sale of a first mortgage loan.

Book Value Per Common Share

The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	September 30, 2021	June 30, 2021
Total stockholders’ equity and temporary equity	$1,445,467	$1,437,191
Series C preferred stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock	(125)	(125)
Stockholders’ equity, net of preferred stock	$1,244,092	$1,235,816
Number of common shares outstanding at period end	77,047,966	77,089,125
Book value per common share	$16.15	$16.03

Investment Portfolio Overview

Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of September 30, 2021, our balance sheet loan portfolio consisted of 65 loans held for investment and one loan held for sale totaling $5.3 billion of commitments with an unpaid principal balance of $4.8 billion, as compared to 62 loans held for investment with $5.3 billion of commitments and an unpaid principal balance of $4.8 billion as of June 30, 2021.

As of September 30, 2021, we owned real estate with a carrying value of $99.2 million comprising 27 acres across two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip acquired pursuant to a negotiated deed-in-lieu of foreclosure. This Property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition, net of estimated selling costs.

Loan Portfolio

During the three months ended September 30, 2021, we originated seven mortgage loans with a total commitment of $482.9 million, an initial unpaid principal balance of $433.6 million, and unfunded commitment at closing of $49.3 million. Loan fundings included $37.3 million of deferred fundings related to previously originated loans. We received proceeds from loan repayments in-full of $418.1 million across three loans, and principal amortization payments of $42.3 million across 10 loans, for total loan repayments of $460.4 million during the period. Additionally, we transferred a performing hotel loan from loans held for investment to loans held for sale on our consolidated balance sheet. The contractual sales price for the loan is par, or $87.1 million, and its carrying value is its sales price (par) less transaction costs, or $86.6 million.

The following table details our loans held for investment portfolio activity by unpaid principal balance for the three months ended September 30, 2021 and June 30, 2021 (dollars in thousands):

	Three Months Ended
	September 30, 2021	June 30, 2021
Loan originations and acquisitions — initial funding	$433,600	$596,958
Other loan fundings(1)	37,269	43,930
Loan repayments	(460,371)	(334,021)
Loan transferred to loans held for sale	(86,636)	—
Loan sale	—	(60,690)
Total loan activity, net	$(76,138)	$246,177

(1)	Additional fundings made under existing loan commitments.

We generated interest income of $60.0 million and incurred interest expense of $21.0 million, which resulted in net interest income of $39.0 million. All net interest income resulted from our transitional first mortgage loan portfolio and lending activities.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2021 (dollars in thousands):

	Balance sheet portfolio	Total loan portfolio
Number of loans	65	66
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,240,569	$5,372,569
Unpaid principal balance(2)	$4,757,397	$4,757,397
Unfunded loan commitments(3)	$486,663	$486,663
Amortized cost	$4,749,289	$4,749,289
Weighted average credit spread(4)	3.3%	3.3%
Weighted average all-in yield(4)	4.9%	4.9%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	66.3%	66.3%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. As of September 30, 2021 and December 31, 2020, we had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $3.5 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.

(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of September 30, 2021, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2021, based on the unpaid principal balance of our total loan exposure, 25.7% of our loans were subject to yield maintenance or other prepayment restrictions and 74.3% were open to repayment without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2021, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loan portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned

In December 2020, we acquired the REO Property pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the REO Property upon acquisition was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. Our estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, discount rates that range between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs are based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel.

As of September 30, 2021, we continued to hold the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $99.2 million. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which is classified as Mortgage Loan Payable on our consolidated balance sheets. See Note 7 to our consolidated financial statements included in this Form 10-Q for details of the Mortgage Loan Payable.

Asset Management

We actively manage the assets in our portfolio from closing to final repayment. We are party to an agreement with Situs Asset Management, LLC (“SitusAMC”), one of the largest commercial mortgage loan servicers, pursuant to which SitusAMC provides us with dedicated asset management employees to provide asset management services pursuant to our proprietary guidelines. Following the closing of an investment, this dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate.

Loan Portfolio Review

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our consolidated financial statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates among risk categories the amortized cost of our loans held for investment portfolio as of September 30, 2021 and December 31, 2020 based on our internal risk ratings (dollars in thousands):

	September 30, 2021		December 31, 2020
Risk Rating	Amortized cost	Number of loans	Amortized cost	Number of loans
1	$—	—	$—	—
2	86,286	2	337,738	4
3	4,169,783	56	3,340,663	37
4	462,020	6	806,893	15
5	31,200	1	31,106	1
Unpaid principal balance	$4,749,289	65	$4,516,400	57

The weighted average risk rating of our loans held for investment portfolio was 3.1 as of September 30, 2021 and December 31, 2020. The weighted average risk rating is calculated based on the amortized cost balance of our loans held for investment portfolio at period end. The amounts as of September 30, 2021 exclude one hotel loan with a risk rating of 4 that was transferred to loans held for sale at quarter end. The hotel loan that is held for sale is recorded at its sales price (par) less transaction costs, or $86.6 million.

During the three months ended September 30, 2021, we upgraded one hotel loan from risk category “4” to “3” because of continued improvement in property-level operating performance and positive economic trends in the local market. Additionally, we received full loan repayments with respect to three loans with a total unpaid principal balance of $418.1 million and a weighted average risk rating of 2.4 at June 30, 2021. The three loans were included in our multifamily and office property categories.

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

Loan modifications implemented by us since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity, in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and/or an increase in the loan coupon. Loan modifications implemented by us in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving or reducing debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to us.

As of September 30, 2021, we had 14 loan modifications outstanding related to loans with an unpaid principal balance of $1.3 billion.

Loan modification activity from April 1, 2020 through September 30, 2021 is summarized in the following table (dollars in thousands):

As of September 30, 2021
Executed loan modifications	31
Expired loan modifications(1)	(17)
Outstanding loan modifications	14

Unpaid principal balance of loans related to outstanding loan modifications	$1,336,559

Total PIK accrued	$6,213
PIK repayments and write-off	(2,722)
PIK outstanding	$3,491

(1)

Includes an amendment and simultaneous assignment of an existing first mortgage loan by a third-party purchaser of the property securing the loan. This transaction was treated as an extinguishment of the existing loan and origination of a new loan under GAAP. Also includes the sale, at no gain or loss, of a mezzanine loan related to a contiguous first mortgage loan held by us.

During the three months ended September 30, 2021, we executed five loan modifications with four borrowers. As of September 30, 2021, the loans to which these modifications relate had an aggregate commitment amount of $523.2 million and an aggregate unpaid principal balance of $515.7 million. None of the loan modifications triggered the accounting requirements of a troubled debt restructuring. In connection with these modifications, borrowers infused $15.8 million to replenish reserves. All of the modified loans are performing as of September 30, 2021. Total PIK interest of $0.2 million on an existing modified loan was deferred and added to the outstanding loan principal in accordance with terms of the loan modification during the three months ended September 30, 2021. As of September 30, 2021, the total amount of PIK interest in the portfolio was $3.5 million with respect to six loans.

We continue to work with our borrowers to address the circumstances caused by COVID-19 while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.

Allowance for Credit Losses

The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended September 30, 2021, the Company recorded a decrease of $0.3 million to its allowance for credit losses. The decline in the Company’s allowance for credit losses was primarily due to an improving macroeconomic outlook based on recent observed economic data, improved property performance of underlying collateral for many of its loan investments that were adversely impacted by COVID-19, loan repayments and sales, and normalizing commercial real estate capital markets activity. While the ultimate impact of these trends remains uncertain, we selected our macroeconomic outlook based on this uncertainty, made specific forward-looking valuation adjustments to the inputs of our calculation of the allowance for credit losses to reflect variability regarding the timing, strength, and distribution of a sustained economic recovery, and unknown post-COVID levels of economic activity that may result.

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

Investment Portfolio Financing Arrangements

Our portfolio financing arrangements during the period ended September 30, 2021 and December 31, 2020 included collateralized loan obligations, secured credit agreements, a mortgage loan payable, and a non-consolidated senior interest. The increase in total indebtedness as of September 30, 2021 is primarily due to the closing of TRTX 2021-FL4, a $1.25 billion CLO, on March 31, 2021. TRTX 2021-FL4 has a weighted average advance rate of 83.0% and increased our total loan indebtedness and our non-mark-to-market financing, which at September 30, 2021 represented 77.8% of our total loan portfolio borrowings. In connection with TRTX 2021-FL4, we placed $1.04 billion (principal amount) of investment grade-rated notes with institutional investors. See Note 6 to our consolidated financial statements included in this Form 10-Q for details.

The following table details the aggregate outstanding principal balances of our investment portfolio financing arrangements as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Portfolio financing outstanding principal balance
	September 30, 2021	December 31, 2020
Collateralized loan obligations	$2,762,510	$1,834,760
Secured credit facilities - loans	919,914	1,522,859
Mortgage loan payable	50,000	50,000
Total indebtedness(1)(2)	$3,732,424	$3,407,619

(1)	Excludes a non-consolidated senior interest outstanding as of September 30, 2021 and December 31, 2020 with a total loan commitment of $132.0 million.
(2)	Excludes deferred financing costs of $17.6 million and $18.9 million as of September 30, 2021 and December 31, 2020, respectively.

Non-mark-to-market financing sources accounted for 77.8% of our total loan portfolio borrowings as of September 30, 2021. The remaining 22.2% of our loan portfolio borrowings, which are comprised primarily of our seven secured credit facilities, are subject to credit marks, and in only one instance to credit and spread marks. The following table summarizes our loan portfolio borrowings as of September 30, 2021 (dollars in thousands):

Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date	Non-mark-to-market	Mark-to-market
Secured credit facilities
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24	$—	$97,988
Wells Fargo	Credit	25.0%	04/18/22	04/18/24	—	260,791
Barclays	Credit	25.0%	08/13/22	08/13/23	—	111,875
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23	—	164,641
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25	—	141,087
US Bank	Credit	25.0%	07/09/22	07/09/24	—	39,245
Bank of America	Credit	25.0%	09/29/22	09/29/22	—	31,664
Institutional financing(1)	Credit	25.0%	10/30/23	10/30/25	72,623	—
					72,623	847,291

Collateralized loan obligations
TRTX 2018-FL2	None	n.a	11/29/37	11/29/37	685,381	—
TRTX 2019-FL3	None	n.a	10/01/34	10/01/34	1,039,628	—
TRTX 2021-FL4	None	n.a	03/31/38	03/31/38	1,037,500	—

Non-consolidated senior interests	None	n.a	04/28/22	06/28/25	132,000	—
Total					$2,967,132	$847,291
Percentage of total					77.8%	22.2%

(1)	The secured credit agreement may be re-margined beginning after its second anniversary date based on a LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Facilities

As of September 30, 2021, aggregate borrowings outstanding under our secured credit facilities totaled $0.9 billion, relating solely to our mortgage loan investments. As of September 30, 2021, the overall weighted average interest rate was LIBOR plus 1.9% per annum, the weighted average interest rate for borrowings with mark-to-market provisions was 1.7%, the weighted average interest rate for borrowings with no current mark-to-market provisions was 4.5%, and the overall weighted average advance rate was 73.8%. As of September 30, 2021, outstanding borrowings under these facilities had a weighted average term to extended maturity of 2.6 years assuming exercise of all extension options and term out provisions. These secured credit facilities are 25.0% recourse to Holdco.

The following table details our secured credit facilities as of September 30, 2021 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(3)	Available capacity(2)	Interest rate	Extended maturity(4)
Goldman Sachs(5)	$250,000	$164,824	78.6%	$104,325	$97,988	$6,337	$145,675	L+ 2.01%	08/19/24
Wells Fargo	750,000	332,143	79.9%	265,343	260,791	4,552	484,657	L+ 1.62%	04/18/24
Barclays	750,000	171,223	67.1%	112,763	111,875	888	637,237	L+ 1.53%	08/13/23
Morgan Stanley	500,000	223,685	78.1%	176,691	164,641	12,050	323,309	L+ 1.79%	05/04/23
JP Morgan	400,000	235,724	68.2%	164,232	141,087	23,145	235,768	L+ 1.67%	10/30/25
US Bank	44,730	58,752	70.0%	39,245	39,245	—	5,485	L+ 1.40%	07/09/24
Bank of America	200,000	42,352	75.0%	32,110	31,664	446	96,961	L+ 1.75%	09/29/22
Institutional financing	249,546	129,026	58.7%	72,623	72,623	—	176,923	L+ 4.50%	10/30/25
Subtotal / weighted average - loans	$3,144,276	$1,357,729	73.8%	$967,332	$919,914	$47,418	$2,106,015	L+ 1.91%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
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

As of September 30, 2021, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 26.2% compared to 30.7% as of December 31, 2020 and 30.8% as of September 30, 2020.

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

Collateralized Loan Obligations

As of September 30, 2021, we had three collateralized loan obligations, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $2.8 billion, financing 46 existing first mortgage loan investments totaling $3.4 billion and holding $6.9 million of cash for investment in eligible loan collateral. Our CLOs provide low cost, non-mark-to-market, non-recourse financing for 75.0% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR plus 1.5%, have a weighted average advance rate of 82.1%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in its capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to the Compounded Secured Overnight Financing Rate (“SOFR”) plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 Indenture and the recommendation of the ARRC. The designated transaction representative further determined that SOFR for any interest accrual period had been the “30-Day Average

SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. SOFR will be determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two SOFR Business Days. As of September 30, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 were indexed to SOFR, creating a difference between benchmark interest rates (a basis difference), for FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the FL3 mortgage assets to SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make this determination taking into account our loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

On October 1, 2021, based on an ARRC recommendation and the terms of the FL3 indenture, the designated transaction representative further determined that the benchmark index interest rate for bondholders under FL3 was converted from SOFR plus a benchmark replacement adjustment of 11.448 basis points to Term SOFR on the first day of the most recent calendar quarter (October 1, 2021 effective for the three months ended December 31, 2021 and in future periods). The transition to Term SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

During the three months ended September 30, 2021, we utilized the reinvestment feature in TRTX 2021-FL4 five times and TRTX 2019-FL3 three times, recycling loan unpaid principal balances of $178.2 million and $189.6 million, respectively. During the three months ended June 30, 2021, we fully invested $308.9 million in the FL4 Ramp-Up Account available to purchase eligible collateral interests. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020.

See Note 6 to our consolidated financial statements included in this Form 10-Q for details about our CLO reinvestment feature.

Mortgage Loan Payable

We are, through a special purpose entity subsidiary, a borrower under a $50.0 million mortgage loan secured by the REO Property. Refer to Note 4 to our consolidated financial statements included in this Form 10-Q for additional information. This mortgage loan was provided by an institutional lender, has an initial maturity date of December 15, 2021, and an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. This mortgage loan permits partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount for the respective parcel. This loan bears interest at a rate of LIBOR plus 4.50% subject to a LIBOR interest rate floor and cap of 0.50%. We posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term. The remaining reserve balance as of September 30, 2021 was $0.7 million.

Non-Consolidated Senior Interests and Retained Mezzanine Loans

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of September 30, 2021, we retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $35.0 million, and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interest and retained mezzanine loan outstanding as of September 30, 2021 (dollars in thousands):

Non-consolidated senior interests	Count	Guarantee	Loan commitment	Principal balance	Amortized cost	Weighted average credit spread(1)	Weighted average term to extended maturity
Senior loan sold or co-originated	1	None	$132,000	$132,000	n.a.	L+ 4.3%	6/28/2025
Retained mezzanine loan	1	None	35,000	35,000	34,929	L+ 10.3%	6/28/2025
Total loan	2		$167,000	$167,000		L+ 5.5%	6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured credit facilities require Holdco to maintain compliance with the following financial covenants (among others), which were amended on June 7, 2021 as follows:

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

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock was outstanding, we were required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock was excluded from the calculation of total indebtedness of the Company and its subsidiaries, and was included in the calculation of total stockholders’ equity. On June 16, 2021, we redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock. As of September 30, 2021, we did not have any shares of Series B Preferred Stock outstanding and this covenant no longer applied.

Financial Covenant Compliance

We were in compliance with all financial covenants for our secured credit facilities and mortgage loan payable to the extent of outstanding balances as of September 30, 2021 and December 31, 2020, respectively, and were in compliance with the financial covenant relating to the Series B Preferred Stock as of December 31, 2020.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Debt-to-equity ratio(1)	2.40x	2.44x
Total leverage ratio(2)	2.49x	2.54x

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

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of LIBOR floors in our mortgage loan investment portfolio. As of September 30, 2021, 100.0% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.1 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and 3.1% of our liabilities. We had no fixed rate loans outstanding as of September 30, 2021. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities.

The following table details the net floating rate exposure of our loan portfolio, including loans held for investment and one loan held for sale, as of September 30, 2021 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,844,033
Floating rate mortgage loan liabilities(1)(2)	(3,682,423)
Total floating rate mortgage loan exposure, net	$1,161,610

(1)

Floating rate mortgage loan assets and liabilities (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR) are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate.

(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

With the cessation of LIBOR expected to occur effective January 1, 2022, or June 30, 2023, we continue to evaluate the documentation and control processes associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps through June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it does occur. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event. While we generally seek to match index our assets and liabilities, there is likely to be a transition period as different underlying assets and sources of financing may transition from LIBOR to an alternative index at different times.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended September 30, 2021 and June 30, 2021 for our loan portfolio (dollars in thousands):

	Three Months Ended,
	September 30, 2021			June 30, 2021
	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,795,533	$58,827	4.9%	$4,729,443	$60,793	5.1%
Retained mezzanine loans	34,789	1,157	13.3%	34,025	1,122	13.2%
Core interest-earning assets	$4,830,322	$59,984	5.0%	$4,763,468	$61,915	5.2%

Interest-bearing liabilities:
Collateralized loan obligations	$2,765,565	$13,857	2.0%	$2,857,273	$13,528	1.9%
Secured credit agreements	943,536	6,412	2.7%	899,637	7,786	3.5%
Mortgage loan payable	50,000	710	5.7%	50,000	703	5.6%
Total interest-bearing liabilities	$3,759,101	$20,979	2.2%	$3,806,910	$22,017	2.3%
Net interest income(3)		$39,005			$39,898

Other Interest-earning assets:
Cash equivalents	$46,046	$3	0.0%	$228,815	$6	0.0%
Accounts receivable from servicer/trustee	54,061	2	0.0%	149,048	1	0.0%
Total interest-earning assets	$4,930,429	$59,989	4.9%	$5,141,331	$61,922	4.8%

(1)

Based on carrying value for loans held for investment and one loan held for sale as of September 30, 2021 and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.

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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the nine months ended September 30, 2021 and 2020 for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,678,282	$176,687	5.0%	$5,042,455	$211,684	5.6%
Retained mezzanine loans	33,961	3,361	13.2%	23,487	2,298	13.0%
CRE debt securities(3)	—	—	—	262,996	7,672	3.9%
Core interest-earning assets	$4,712,243	$180,048	5.1%	$5,328,938	$221,654	5.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,600,659	$35,705	1.8%	$1,829,861	$33,976	2.5%
Secured credit agreements	1,043,230	25,428	3.2%	2,102,116	47,572	3.0%
Mortgage loan payable	50,000	2,153	5.7%	—	—	—
Asset-specific financings	—	—	—	77,000	4,224	7.3%
Secured revolving credit agreement	—	—	—	32,600	—	—
Total interest-bearing liabilities	$3,693,889	$63,286	2.3%	$4,041,577	$85,772	2.8%
Net interest income(4)		$116,762			$135,882

Other Interest-earning assets:
Cash equivalents	$185,564	$15	0.0%	$155,486	$408	0.3%
Accounts receivable from servicer/trustee	102,863	4	0.0%	20,134	39	0.3%
Total interest-earning assets	$5,000,670	$180,067	4.8%	$5,504,558	$222,101	5.4%

(1)

Based on carrying value for loans held for investment and one loan held for sale as of September 30, 2021, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.

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

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
INTEREST INCOME
Interest Income	$59,984	$69,854	$(9,870)	$180,048	$221,654	$(41,606)
Interest Expense	(20,979)	(21,450)	471	(63,286)	(85,772)	22,486
Net Interest Income	39,005	48,404	(9,399)	116,762	135,882	(19,120)
OTHER REVENUE
Other Income, net	97	81	16	350	528	(178)
Total Other Revenue	97	81	16	350	528	(178)
OTHER EXPENSES
Professional Fees	1,044	1,613	(569)	3,380	7,468	(4,088)
General and Administrative	1,173	862	311	3,285	2,702	583
Stock Compensation Expense	1,250	1,147	103	4,099	4,234	(135)
Servicing and Asset Management Fees	462	395	67	1,117	932	185
Management Fee	5,473	5,293	180	15,910	15,408	502
Total Other Expenses	9,402	9,310	92	27,791	30,744	(2,953)
Securities Impairments	—	—	—	—	(203,397)	203,397
Credit Loss Benefit (Expense)	(139)	(654)	515	5,751	(53,456)	59,207
Income (Loss) Before Income Taxes	29,561	38,521	(8,960)	95,072	(151,187)	246,259
Income Tax Expense, net	(236)	(74)	(162)	(1,400)	(228)	(1,172)
Net Income (Loss)	29,325	38,447	(9,122)	93,672	(151,415)	245,087
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(3,279)	(6,318)	3,039	(16,497)	(8,968)	(7,529)
Series B Preferred Stock Redemption Make-Whole Payment	—	—	—	(22,485)	—	(22,485)
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	(1,347)	1,347	(25,449)	(1,790)	(23,659)
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$26,046	$30,782	(4,736)	$29,241	$(162,173)	$191,414
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	$—	$—	$—	$—	$(1,051)	$1,051
Comprehensive Net Income (Loss)	$29,325	$38,447	$(9,122)	$93,672	$(152,466)	$246,138

Earnings (Loss) per Common Share, Basic(1)	$0.34	$0.40	(0.06)	$0.38	$(2.13)	2.51
Earnings (Loss) per Common Share, Diluted(1)	$0.32	$0.39	(0.07)	$0.36	$(2.13)	2.49
Dividends Declared per Common Share	$0.24	$0.20	0.04	$0.64	$0.83	(0.19)

(1)

Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted (loss) earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the nine months ended September 30, 2021.

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Net Interest Income

Net interest income decreased to $39.0 million during the three months ended September 30, 2021 compared to $48.4 million for the three months ended September 30, 2020. The decrease was primarily due to higher repayment and sales volume, which reduced the average interest earning asset base of our loan portfolio by $177.1 million compared to the three months ended September 30, 2020. Additionally, our loan portfolio, including loans held for investment and one loan held for sale as of September 30, 2021, weighted average all-in yield and weighted average LIBOR floors declined from 5.3% and 1.69% as of September 30, 2020 to 4.9% and 1.33% as of September 30, 2021, respectively, resulting in lower net interest income and interest margins for the three months ended September 30, 2021.

Other Expenses

Other expenses increased $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase reflects an increase in general and administrative expense, stock compensation expense, management fees, and servicing and asset management fees totaling $0.7 million offset by a decrease of $0.6 million in professional fees (legal, accounting and advisory fees) incurred in connection with our response to COVID-19 during the three months ended September 30, 2020.

Credit Loss

Credit loss expense decreased by $0.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to loan portfolio activity including loan repayments and sales, an improved macroeconomic forecast, and better than expected operating performance of our underlying collateral for many of our loan investments in 2021 that were adversely impacted by COVID-19 in the prior year.

Preferred Stock Dividends Declared and Paid

During the three months ended September 30, 2021, we declared and paid a cash dividend of $3.7 million related to our Series C Preferred Stock. During the three months ended September 30, 2020, we declared and paid a cash dividend of $6.2 million related to our Series B Preferred Stock.

Dividends Declared Per Common Share

During the three months ended September 30, 2021, we declared cash dividends of $0.24 per common share, or $18.6 million. During the three months ended September 30, 2020, we declared cash dividends of $0.20 per common share, or $15.4 million.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Net Interest Income

Net interest income decreased to $116.8 million, during the nine months ended September 30, 2021 compared to $135.9 million for the nine months ended September 30, 2020. The decrease was primarily due to higher repayment and sales volume, which reduced the average interest earning asset base of our loan portfolio by $353.7 million, compared to the nine months ended September 30, 2020. Additionally, our loan portfolio, including loans held for investment and one loan held for sale as of September 30, 2021, weighted average all-in yield and weighted average LIBOR floors declined from 5.3% and 1.69% as of September 30, 2020 to 4.9% and 1.33% as of September 30, 2021, respectively, resulting in lower net interest income and interest margins for the nine months ended September 30, 2021.

Other Revenue

Other revenue is comprised of interest income earned on certain cash collection accounts, net operating income from the REO Property held for investment, and miscellaneous fee income. Other revenue decreased by $0.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower overnight interest earned for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other Expenses

Other expenses decreased $3.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $4.1 million decrease in professional fees (legal, accounting and advisory fees) from those incurred in connection with our response to COVID-19 during the nine months ended September 30, 2020.

Credit Loss

Credit loss expense decreased by $59.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to loan portfolio activity including loan repayments and sales, an improved macroeconomic forecast, and better than expected operating performance of our underlying collateral for many of our loan investments in 2021 that were adversely impacted by COVID-19 in the prior year.

Securities Impairments

We have owned no CRE debt securities since April 2020, thus we had no securities impairments for the nine months ended September 30, 2021, compared to $203.4 million for the nine months ended September 30, 2020. Securities impairments for the nine months ended September 30, 2020 include losses on sales of CRE debt securities of $36.2 million and an impairment charge of $167.3 million, offset by a realized gain on sale of $0.1 million related to one CRE debt security owned at March 31, 2020.

Dividends Declared Per Common Share

During the nine months ended September 30, 2021, we declared cash dividends of $0.64 per common share, or $49.6 million. During the nine months ended September 30, 2020, we declared cash dividends of $0.83 per common share, or $64.1 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $1.0 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is due to the reversal of unrealized gains recognized during the nine months ended September 30, 2020, and no holdings of CRE debt securities in 2021.

Income Tax Expense

Income tax expense increased $1.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the excess inclusion income (“EII”) generated by certain Sub-REIT’s CRE CLOs as a result of a sharp decline in LIBOR after issuance, loans with high interest rate floors, and liabilities largely based on unfloored LIBOR or SOFR. Pursuant to our tax partnership (“Parent LLC”) operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 10 to our consolidated financial statements included in this Form 10-Q for details.

Series B Preferred Stock Redemption Make-Whole Payment

During the nine months ended September 30, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock equaling the present value of all remaining dividend payments due on such shares from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs

During the nine months ended September 30, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated the accretion and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs of $22.5 million. See Note 13 to our consolidated financial statements included in this Form 10-Q for additional details.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of September 30, 2021, we had outstanding 77.0 million shares of our common stock representing $1.2 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.7 billion of outstanding borrowings used to finance our investments and operations.

See Notes 6 and 7 to our consolidated financial statements included in this Form 10-Q for details regarding our borrowings under secured credit facilities, collateralized loan obligations, and mortgage loan payable.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit facilities and capacity in our collateralized loan obligations available for reinvestment, which are set forth in the following table (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$269,263	$319,669
Secured credit facilities	47,418	22,766
Collateralized loan obligation proceeds held at trustee	6,870	121
Total	$323,551	$342,556

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2021, loan repayments totaled $859.3 million, and one loan with an unpaid principal balance of $60.7 million was sold for $59.5 million. For the nine months ended September 30, 2020, loan repayments totaled $520.3 million and loan sales were $145.7 million. Additionally, as of September 30, 2021 we held unencumbered loan investments with an aggregate unpaid principal balance of $154.2 million that are eligible to pledge under our existing financing arrangements.

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

Uses of Liquidity

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.7 billion of outstanding borrowings under secured credit facilities, collateralized loan obligations and mortgage loan payable, $486.7 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows

Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities. The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities	$97,023	$102,118
Cash flows (used in) provided by investing activities	(332,550)	637,826
Cash flows provided by (used in) financing activities	185,788	(594,056)
Net change in cash, cash equivalents, and restricted cash	$(49,739)	$145,888

Operating Activities

During the nine months ended September 30, 2021, cash flows provided by operating activities totaled $97.0 million primarily related to net interest income, offset by operating expenses. During the nine months ended September 30, 2020, cash flows provided by operating activities totaled $102.1 million primarily related to net interest income, offset by operating expenses.

Investing Activities

During the nine months ended September 30, 2021, cash flows used in investing activities totaled $332.6 million primarily due to new loan originations of $1,062.9 million, advances on loans of $110.2 million, offset by loan repayments of $782.1 million and proceeds from sales of loans of $58.4 million. Cash flows provided by investing activities during the nine months ended September 30, 2020 totaled $637.8 million primarily due to repayments on loans held for investment of $431.4 million, sale of CRE debt securities totaling $766.4 million and proceeds from sale of loans of $131.9 million, offset by new loan originations and purchases of CRE debt securities of $520.5 million and advances on loans of $171.4 million.

Financing Activities

During the nine months ended September 30, 2021, cash flows provided by financing activities totaled $185.8 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion (described in Note 6 to our consolidated financial statements included in this Form 10-Q), issuance of Series C Preferred Stock of $201.3 million, offset by payments on secured financing agreements of $1,122.9 million, payments related to the redemption of Series B Preferred Stock of $247.5 million, and payment of dividends on our common stock and preferred stock of $76.5 million. During the nine months ended September 30, 2020, cash flows used in financing activities totaled $594.1 million primarily due to payments on secured financing agreements of $1.6 billion and payment of dividends on our common stock, Series A preferred stock and Series B Preferred Stock of $90.0 million, offset by additional proceeds from secured financing agreements of $908.5 million, and the issuance of  Series B Preferred Stock and Warrants of $225.0 million.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO securities investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. As of March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April 2020 through cash proceeds from bond sales and increases in market value. During the quarter ended June 30, 2020, prior to making our voluntary deleveraging payments, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to all six of our secured credit agreement lenders and our one secured credit facility lender that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments, with the exception of one financing arrangement with a margin call holiday through September 2022. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had and may have on our business, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2021 were as follows (dollars in thousands):

		Payment Timing
	Total obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$486,663	$151,810	$196,701	$138,152	$—
Collateralized loan obligations—principal(2)	2,762,510	56,985	1,625,292	1,080,233	—
Secured credit facilities—principal(3)	919,914	31,664	888,250	—	—
Collateralized loan obligations—interest(4)	130,675	44,645	65,865	20,165	—
Secured credit facilities—interest(4)	41,119	18,935	22,184	—	—
Mortgage loan payable - principal	50,000	—	50,000	—	—
Mortgage loan payable - interest	2,818	2,332	486	—	—
Total	$4,393,699	$306,371	$2,848,778	$1,238,550	$—

(1)	The allocation of our unfunded loan commitments for our loans held for investment portfolio is based on the earlier of the commitment expiration date and the loan maturity date.
(2)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of September 30, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR).

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2021-FL4, TRTX 2019-FL3 or TRTX 2018-FL2, as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the three months ended September 30, 2021. See Note 11 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

The Series C Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the board of directors and declared by us, dividends on the Series C Preferred Stock will be payable quarterly in arrears on or about March 30, June 30, September 30, and December 30 of each year at a rate per annum equal to 6.25% per annum of the $25.00 per share liquidation preference. Dividends on the Series C Preferred Stock are cumulative. The first dividend on the Series C Preferred Stock was paid on September 30, 2021, and was for the period from, and including, June 14, 2021 to, but not including, September 30, 2021. The Series C Preferred Stock dividend paid on September 30, 2021 was $0.4601 per share.

For additional details regarding the offering of Series C Preferred Stock, see Note 13 to our consolidated financial statements included in this Form 10-Q.

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with the Purchaser, an affiliate of Starwood Capital Group Global II, L.P., under which we agreed to issue and sell to the Purchaser up to 13 million shares of Series B Preferred Stock and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases were permitted to occur in up to three tranches prior to December 31, 2020. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. The Purchaser acquired the first tranche pursuant to the Investment Agreement, consisting of 9.0 million shares of Series B Preferred Stock and Warrants to purchase up to 12.0 million shares of Common Stock, for an aggregate price of $225.0 million. We allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

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

None of the Warrants had been exercised as of September 30, 2021.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of September 30, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold pursuant to the equity distribution agreement during the three and nine months ended September 30, 2021. For the nine months ended September 30, 2020, we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

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

On September 13, 2021, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.6 million in the aggregate, for the third quarter of 2021. The common stock dividend was paid on October 22, 2021 to the holders of record of our common stock as of September 29, 2021.

On September 13, 2021, our Board of Directors declared a cash dividend of $0.4601 per share of Series C Preferred Stock, or $3.7 million in the aggregate, for the period from issuance to, but not including, September 30, 2021. The Series C Preferred Stock dividend was paid on September 30, 2021 to the preferred stockholders of record as of September 20, 2021.

On September 15, 2020, our Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.4 million in the aggregate, for the third quarter of 2020. The common stock dividend was paid on October 23, 2020 to the holders of record of our common stock as of September 25, 2020.

On September 15, 2020, our Board of Directors declared a cash dividend of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, for the third quarter of 2020. The Series B Preferred Stock dividend was paid on September 30, 2020 to the holder of record of the Series B Preferred Stock as of September 15, 2020.

For the nine months ended September 30, 2021 and 2020, common stock dividends of $49.6 million and $64.1 million, respectively, were declared and approved.

As of September 30, 2021 and December 31, 2020, common stock dividends of $18.6 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to September 30, 2021:

•	We closed, or are in the process of closing, eight first mortgage loans with a total loan commitment amount of $539.2 million and initial fundings of $465.3 million.
•

From October 1, 2021 through November 2, 2021, we received full loan repayments related to three of our first mortgage loans with a total loan commitment and unpaid principal balance of $262.2 million and $257.1 million, respectively. The first mortgage loans were secured by the following property types (as a percentage of total loan commitments repaid): 85.7% mixed-use and 14.3% multifamily.

•

On October 4, 2021, we closed the sale of a performing hotel loan classified as held for sale as of September 30, 2021. We sold the first mortgage loan at par, before including the impact of transaction costs. As of September 30, 2021, the hotel loan had a risk rating of 4.

Loan Portfolio Details

The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2021 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment		Origination / acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Credit spread(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)		Risk rating(8)
First mortgage loans(1)
1	Senior loan		8/21/2019	$290.8	$285.7	$285.3	L+ 1.6%	L +1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$574 Sq ft	65.2%	(12)	3
2	Senior loan		8/7/2018	223.0	179.9	179.4	L+ 3.4%	L +3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior loan		5/5/2021	215.0	122.0	121.4	L+ 3.9%	L +4.1%	Floating	5/9/2026	Daly City, CA	Office	Moderate Transitional	$545 Sq ft	63.1%		3
4	Senior loan		12/19/2018	210.0	185.3	185.3	L+ 3.6%	L +4.0%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		3
5	Senior loan	(11)	9/18/2019	190.0	187.0	187.0	L+ 2.9%	L +3.3%	Floating	3/9/2023	New York, NY	Office	Moderate Transitional	$859 Sq ft	65.2%		3
6	Senior loan		7/20/2021	188.0	187.0	187.0	L+ 3.4%	L +0.0%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%		3
7	Senior loan		6/28/2018	188.0	183.8	183.8	L+ 3.7%	L +4.2%	Floating	12/9/2021	Philadelphia, PA	Office	Bridge	$176 Sq ft	73.6%		3
8	Senior loan		9/29/2017	173.3	167.2	167.2	L+ 4.3%	L +4.7%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		3
9	Senior loan		10/12/2017	165.0	165.0	165.0	L+ 3.8%	L +4.0%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
10	Senior loan		9/28/2018	160.0	156.0	156.0	L+ 2.8%	L +3.0%	Floating	10/9/2023	Houston, TX	Mixed-Use	Light Transitional	$299 Sq ft	61.9%		3
11	Senior loan		5/15/2019	143.0	132.9	132.9	L+ 2.6%	L +2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
12	Senior loan		5/7/2021	122.5	118.0	118.0	L+ 2.9%	L +3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%		3
13	Senior loan		6/14/2021	114.0	86.0	86.0	L+ 3.1%	L +3.4%	Floating	7/9/2026	Hayward, CA	Office	Moderate Transitional	$308 Sq ft	49.7%		3
14	Senior loan		11/26/2019	113.0	113.7	113.7	L+ 3.0%	L +3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
15	Senior loan		12/20/2018	105.9	98.9	98.9	L+ 3.3%	L +3.4%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
16	Senior loan		12/18/2019	101.0	83.7	83.7	L+ 2.6%	L +2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
17	Senior loan		1/27/2020	94.0	45.8	45.5	L+ 3.3%	L +3.6%	Floating	2/9/2025	Washington, DC	Office	Moderate Transitional	$339 Sq ft	61.6%		3
18	Senior loan		8/28/2019	90.0	79.6	79.2	L+ 3.1%	L +3.3%	Floating	9/9/2024	San Diego, CA	Office	Moderate Transitional	$382 Sq ft	67.7%		3
19	Senior loan		6/29/2021	90.0	81.4	81.4	L+ 3.0%	L +3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%		3
20	Senior loan		9/29/2017	89.5	89.2	89.2	L+ 3.9%	L +4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		3
21	Senior loan		9/25/2020	88.9	79.0	79.0	L+ 3.0%	L +3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$200 Sq ft	78.4%		3
22	Senior loan		3/27/2019	88.2	88.5	88.3	L+ 3.5%	L +3.8%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
23	Senior loan		2/1/2017	80.7	80.7	80.7	L+ 4.7%	L +5.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%		3
24	Senior loan		8/8/2019	76.5	62.7	62.7	L+ 3.0%	L +3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
25	Senior loan		12/10/2019	75.8	59.3	59.3	L+ 2.6%	L +2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
26	Senior loan		4/29/2019	70.0	70.0	69.9	L+ 3.3%	L +3.5%	Floating	5/9/2024	Clayton, MO	Multifamily	Bridge	$280,000 Unit	74.9%		3
27	Senior loan		7/16/2021	65.2	59.9	59.2	L+ 3.7%	L +0.0%	Floating	8/9/2026	Tampa, FL	Multifamily	Bridge	$264,837 Unit	87.6%		3
28	Senior loan		3/7/2019	64.7	64.7	64.7	L+ 3.1%	L +3.4%	Floating	3/9/2024	Rockville, MD	Mixed-Use	Bridge	$203 Sq ft	67.2%		3
29	Senior loan		6/28/2019	63.9	58.8	58.8	L+ 2.5%	L +2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
30	Senior loan		11/8/2019	62.1	61.1	61.1	L+ 3.9%	L +4.0%	Floating	11/9/2021	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
31	Senior loan		6/25/2019	62.0	57.0	56.9	L+ 3.1%	L +3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		3
32	Senior loan		1/8/2019	59.7	44.5	44.5	L+ 3.8%	L +4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$91 Sq ft	74.3%		4
33	Senior loan		9/30/2021	59.4	45.3	45.3	L+ 3.7%	L +0.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$218,322 Unit	62.7%		3
34	Senior loan		12/18/2019	58.8	56.9	56.7	L+ 2.7%	L +3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
35	Senior loan		6/20/2018	55.7	55.7	55.7	L+ 3.0%	L +3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%		3
36	Senior loan		3/12/2020	55.0	49.8	49.6	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
37	Senior loan		1/22/2019	54.0	54.0	54.0	L+ 3.9%	L +4.1%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
38	Senior loan		1/23/2018	53.6	52.7	52.7	L+ 3.4%	L +3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$119 Sq ft	66.9%		2
39	Senior loan		10/10/2019	52.9	50.0	49.8	L+ 2.8%	L +3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%		3
40	Senior loan	(13)	6/3/2021	51.4	47.5	47.0	L+ 4.7%	L +4.8%	Floating	6/9/2026	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%		3
41	Senior loan		12/20/2017	51.0	51.5	51.5	L+ 4.0%	L +4.3%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		4
42	Senior loan		8/26/2021	51.0	25.2	24.7	L+ 4.1%	L +0.0%	Floating	9/9/2027	San Diego, CA	Office	Moderate Transitional	$630 Sq ft	72.1%		3
43	Senior loan		3/12/2020	50.2	45.3	45.1	L+ 2.7%	L +2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%		3
44	Senior loan		6/2/2021	48.3	42.4	41.9	L+ 3.8%	L +4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%		3
45	Senior loan		4/6/2021	47.0	45.9	45.7	L+ 3.7%	L +4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%		3
46	Senior loan		11/29/2018	47.0	47.0	47.0	L+ 3.3%	L +3.5%	Floating	12/9/2023	Brooklyn, NY	Multifamily	Moderate Transitional	$166,619 Unit	58.0%		4

Loan #	Form of investment	Origination / acquisition date(2)	Total loan		Principal balance	Amortized cost(3)	Credit spread(4)		All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
47	Senior loan	9/30/2021	45.9		45.9	45.4	L+ 3.3%		L +0.0%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
48	Senior loan	3/17/2021	45.4		38.0	37.6	L+ 3.3%		L +3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
49	Senior loan	3/30/2018	43.8		41.8	41.8	L+ 3.7%		L +3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$152 Sq ft	57.9%	3
50	Senior loan	1/28/2019	40.3		40.3	40.2	L+ 3.0%		L +3.2%	Floating	2/9/2024	Dallas, TX	Office	Light Transitional	$208 Sq ft	64.3%	3
51	Senior loan	3/7/2019	39.2		40.4	40.4	L+ 3.8%		L +4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
52	Senior loan	3/11/2019	39.0		39.4	39.4	L+ 3.4%		L +3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
53	Senior loan	7/15/2021	39.0		39.0	38.6	L+ 3.5%		L +0.0%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
54	Senior loan	3/10/2020	37.5		36.5	36.5	L+ 2.7%		L +3.0%	Floating	3/9/2025	Austin, TX	Multifamily	Bridge	$94,458 Unit	73.5%	3
55	Senior loan	6/3/2021	36.4		33.9	33.6	L+ 3.6%		L +3.8%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
56	Senior loan	1/4/2018	35.2		30.1	30.1	L+ 3.4%		L +3.7%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	3
57	Senior loan	8/11/2021	34.5		31.4	31.2	L+ 3.6%		L +0.0%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
58	Senior loan	5/27/2018	33.0		31.2	31.2	L+ 3.7%		L +3.9%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
59	Senior loan	5/14/2021	27.6		21.6	21.4	L+ 3.2%		L +3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
60	Senior loan	9/13/2019	26.7		26.3	26.2	L+ 2.8%		L +3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
61	Senior loan	10/19/2016	9.6		9.6	9.6	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$588 Sq ft	49.8%	3
62	Senior loan	10/19/2016	7.3		7.3	7.3	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$717 Sq ft	43.3%	3
63	Senior loan	10/19/2016	4.4		4.4	4.4	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$657 Sq ft	40.7%	3
64	Senior loan	10/19/2016	1.8		1.8	1.8	L+ 5.1%		L +5.4%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$458 Sq ft	46.6%	3
Subtotal / weighted average			$5,205.6		$4,722.4	$4,714.4	L +3.2%	(9)	L +3.5%		2.8 yrs					66.5%	3.1
Mezzanine loans:
1	Mezzanine loan	6/28/2019	35.0	(10)	35.0	34.9	L+ 10.3%		L +10.8%	Floating	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / weighted average			$35.0		$35.0	$34.9	L +10.3%		L +10.8%		3.7 yrs					41.0%	3
Total / weighted average			$5,240.6		$4,757.4	$4,749.3	L +3.3%		L +3.6%		2.8 yrs					66.3%	3.1

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 61, 62, 63, and 64 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.
(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of September 30, 2021 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2021, based on unpaid principal balance, 25.7% of our loans were subject to yield maintenance or other prepayment restrictions and 74.3% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our consolidated financial statements included in this Form 10-Q.
(9)	Represents the weighted average of the credit spread as of September 30, 2021 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $106.3 million and a contiguous mezzanine loan of $93.7 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of September 30, 2021 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.

(13)

On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million. This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio Risks

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2021, the weighted average LIBOR floor for our loan portfolio was 1.33%. As of September 30, 2021, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded LIBOR floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2021, approximately 96.9% of our liabilities do not contain LIBOR floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2021, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)	Net exposure		Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
				Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,844,033		Interest income	$1,454	$—	$4,251	$—	$7,466	$—
Floating rate mortgage loan liabilities	(3,682,423)	(2)	Interest expense	(9,207)	2,670	(18,412)	2,670	(27,618)	2,670
Total floating rate mortgage loan exposure, net	$1,161,610		Total change in net interest income	$(7,753)	$2,670	$(14,161)	$2,670	$(20,152)	$2,670

(1)	Floating rate mortgage loan assets and liabilities are indexed to LIBOR (with the sole exception of TRTX-2019 FL3 liabilities which are indexed to SOFR).
(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

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

During 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in 2020. We resumed lending and capital markets new issue activity in the first quarter of 2020. We also anticipate the lingering consequences of COVID-19 may adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see risk factors set forth in our Form 10-K filed with the SEC on February 24, 2021.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings. See the “Litigation” section of Note 15 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

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

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 3, 2021 made by and between TPG RE Finance 2, LTD. and Goldman Sachs Bank USA (furnished herewith)

10.2	Second Amendment to Credit Agreement, dated as of September 29, 2021 made by and between TPG RE Finance 20, LTD. and Bank of America, N.A (furnished herewith)

31.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2021	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)