Form 10-K
period 2021-12-31
TPG RE Finance Trust, Inc.
filed 2022-02-23
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission File Number 001-38156

TPG RE Finance Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	36-4796967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
888 Seventh Avenue, 35th Floor New York, New York	10106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 601-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share	TRTX TRTX PRC	New York Stock Exchange New York Stock Exchange

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $939.7 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of February 18, 2022, there were 77,183,892 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

Certain Terms

In this annual report, except where the context requires otherwise:

•	“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•	“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•	“TPG” refers to TPG, Inc., a Delaware corporation (previously TPG Global, LLC, a Delaware limited liability company), and its affiliates.
•

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

•	the general political, economic and competitive conditions in the markets in which we invest;
•	the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates;
•	adverse changes in the real estate and real estate capital markets;
•	general volatility of the securities markets in which we participate;
•	changes in our business, investment strategies or target assets;
•	difficulty in obtaining financing or raising capital;
•	reductions in the yield on our investments and increases in the cost of our financing;
•	adverse legislative or regulatory developments, including with respect to tax laws;
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

•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	the adequacy of collateral securing our investments and declines in the fair value of our investments;
•	adverse developments in the availability of desirable investment opportunities;
•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•	the availability of qualified personnel and our relationship with our Manager;

•	the potential unavailability of the London Interbank Offered Rate (“LIBOR”) after June 30, 2023;
•	conflicts with TPG and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
•

our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•

authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Internal Revenue Service (“IRS”), the New York Stock Exchange (“NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

Item 1. Business.

Company and Organization

TPG RE Finance Trust, Inc. is a commercial real estate finance company externally managed by TPG RE Finance Trust Management, L.P., an affiliate of TPG. Our principal executive offices are located at 888 Seventh Avenue, 35th Floor, New York, New York 10106. We are organized as a holding company and conduct our operations primarily through TPG RE Finance Trust Holdco, LLC (“Holdco”), a wholly owned Delaware limited liability company, and Holdco’s direct and indirect subsidiaries. We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion or exemption from registration under the Investment Company Act.

We operate our business as one segment. Our principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has in the past invested in commercial real estate debt securities (“CRE debt securities”), primarily investment-grade commercial real estate collateralized loan obligation securities (“CRE CLOs”).

Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a global, diversified alternative asset management firm consisting of five multi-product private equity investment platforms, including capital, growth, impact, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate equity group and TPG’s executive committee.

TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners and TPG Thematic Advantage Core-Plus, TPG’s real estate equity investment vehicles, and us, TPG’s dedicated real estate debt investment platform. Collectively, TPG Real Estate managed more than $11.5 billion in real estate and real estate-related assets as of September 30, 2021. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 21 and 37 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.

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

Investment Strategy

Our investment objective is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, including, but not limited to, the following:

•

Commercial Mortgage Loans. We focus primarily on directly originating and selectively acquiring first mortgage loans. These loans are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a pari passu participation within a commercial mortgage loan.

•

Other Commercial Real Estate-Related Debt Instruments. From time to time we may invest in other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments. We have in the past invested in short-term, primarily investment grade CRE CLOs and commercial mortgage-backed securities (“CMBS”).

The commercial mortgage loans we target for origination or acquisition typically include, but are not limited to, the following characteristics:

•	Unpaid principal balance greater than $50.0 million;
•	As-is loan-to value (“LTV”) of less than 80% with respect to individual properties;
•	Floating rate loans tied to the one-month U.S. dollar-denominated LIBOR or Secured Overnight Financing Rate (“SOFR”) and credit spreads of 300 to 600 basis points over the benchmark interest rate;
•

Secured by properties that are: (1) primarily in the office, multifamily, life science, mixed-use, hospitality, industrial, and retail real estate sectors; (2) expected to reach stabilization within 24 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals, such as growth in employment and household formation, medical infrastructure, universities, convention centers and attractive cultural and lifestyle amenities; and

•	Well-capitalized sponsors with experience in particular real estate sectors and geographic markets.

We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time through cash distributions and capital appreciation. However, to capitalize on investment opportunities and returns at different points in the economic and real estate investment cycle, we may modify, expand or change our investment strategy by targeting other assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings. We may also target assets with equity-linked characteristics, or forms of direct equity ownership of commercial real estate properties, in either case subject to any duties to offer to other funds managed by TPG. We believe that the flexibility of our investment strategy, supported by our Manager’s significant commercial real estate experience and the extensive resources of TPG and TPG Real Estate, will allow us to take advantage of continued changing market conditions to maximize risk-adjusted returns to our stockholders.

We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Investment Portfolio

Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of December 31, 2021, our balance sheet loan portfolio consisted of 69 loans held for investment totaling $5.4 billion of commitments and an unpaid principal balance of $4.9 billion, with a weighted average credit spread of 3.4%. As of December 31, 2021, our balance sheet loan portfolio had a weighted average all-in yield of 4.8% and a weighted average term to extended maturity (assuming all extension options are exercised by our borrowers) of 2.8 years. As of December 31, 2021, 100.0% of our loan commitments were floating rate, of which 99.3% were first mortgage loans or, in two instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of December 31, 2021, our balance sheet loan portfolio had a weighted average LTV of 67.1% and, subject to the satisfaction of certain borrower milestones, $487.8 million of unfunded loan commitments.

As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip (the “REO Property”) with a carrying value of $60.6 million. The REO Property was acquired in December 2020 pursuant to a negotiated deed-in-lieu of foreclosure. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs.

As of December 31, 2021, we did not own any CRE debt securities.

Loan Portfolio

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2021 (dollars in thousands):

	Balance sheet portfolio	Total loan portfolio
Number of loans	69	70
Floating rate loans	100.0%	100.0%
Total loan commitment(1)	$5,411,944	$5,543,944
Unpaid principal balance(2)	$4,919,343	$4,919,343
Unfunded loan commitments(3)	$487,773	$487,773
Amortized cost	$4,909,202	$4,909,202
Weighted average credit spread(4)	3.4%	3.4%
Weighted average all-in yield(4)	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	67.1%	67.1%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. As of December 31, 2021, we had non-consolidated senior interests outstanding of $132.0 million. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.

(2)	Unpaid principal balance includes PIK interest of $3.0 million as of December 31, 2021.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2021, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate, as of December 31, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by our borrowers; provided, however, that our loans may be repaid prior to such date. As of December 31, 2021, based on the unpaid principal balance of our total loan exposure, 35.0% of our loans were subject to yield maintenance or other prepayment restrictions and 65.0% were open to repayment by the borrower without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2021, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

Our loans held for investment consist of Bridge, Light Transitional, Moderate Transitional and Construction floating rate loans that are secured by a diverse portfolio of properties located in primary and select secondary markets in the U.S. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loan investments are classified based on a percentage of deferred fundings of the total loan commitment. Bridge loans limit deferred fundings to less than 10%, while Light and Moderate Transitional loans limit deferred fundings to 10% to 20%, and over 20%, respectively. Construction loans involve ground-up construction and deferred fundings often represent the majority of the loan commitment amount. Deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both.

The following charts present, by total loan commitment, the property types securing our balance sheet loans held for investment portfolio and their geographic distribution within the U.S., as of December 31, 2021:

The following charts present, by total loan commitment, our loans held for investment portfolio by year of origination and loan category, as of December 31, 2021:

As of December 31, 2021, one loan secured by a retail property was on non-accrual status due to a default caused by non-payment of interest in December 2020. The amortized cost of the loan investment was $23.0 million. As of December 31, 2021, our allowance for credit losses for loans held for investment was $46.2 million, including an allowance for credit losses on unfunded loan commitments, compared to $62.8 million as of December 31, 2020, a reduction of $16.6 million from the prior year.

The following table details our total loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”), as of December 31, 2021 (dollars in thousands).

MSA (1)	MSA rank(1)	Number of loans	Loan commitment	Unpaid principal balance
New York City	1	10	$970,903	$946,549
Los Angeles	2	7	533,602	485,679
San Francisco	11	5	522,223	381,793
Philadelphia	7	2	361,250	352,105
Tampa/St. Petersburg	18	4	261,850	240,640
Atlanta	9	1	223,000	180,217
Detroit	14	1	210,000	189,702
Chicago	3	3	207,151	202,606
San Diego	17	3	165,600	120,844
Charlotte	22	1	165,000	165,000
Miami	8	3	140,475	131,819
Dallas	4	2	129,845	129,579
Baltimore	21	1	122,500	118,000
Houston	5	2	114,532	112,896
Washington DC	6	1	101,000	84,702
St. Louis	20	1	65,600	52,400
Boston	10	1	62,068	62,068
San Antonio	24	1	45,860	45,860
Riverside (San Bernardino)	13	1	36,440	33,915
Phoenix	12	1	34,500	31,400
Other		18	938,545	851,569
Total		69	$5,411,944	$4,919,343

(1)	Based on rankings of MSA for 2010 according to the United States Census Bureau.

Real Estate Owned and CRE Debt Securities Portfolio

As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip (the “REO Property”) with a carrying value of $60.6 million. The REO Property was acquired in December 2020 pursuant to a negotiated deed-in-lieu of foreclosure. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs.

We have, in the past, invested in CRE debt securities. As of December 31, 2021, we did not own any CRE debt securities.

For additional information regarding our investment portfolio as of December 31, 2021, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Investment Portfolio Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, we finance our investment portfolio using secured credit agreements, including secured credit facilities (formerly called secured revolving repurchase agreements, and including one mortgage warehouse facility), mortgage loans, asset-specific financing arrangements, and collateralized loan obligations (“CLOs”). In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We may in the future use other forms of leverage, including structured financing other than CLOs, derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries.

We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk. This may be accomplished in certain instances using derivatives, although no such derivatives are currently used by us. Under certain circumstances, we may determine not to do so, or we may otherwise be unable to do so. As of December 31, 2021, 70.4% of our loan investment portfolio financing arrangements contained no mark-to-market provisions, including one secured credit agreement representing 4.3% and 0.6% of our loan portfolio financing total commitments and principal balance amounts outstanding, respectively, that contains no mark-to-market provisions that would trigger margin calls through its initial maturity on October 30, 2022 (or two years from closing).

The following table details the principal balance amounts outstanding for our investment portfolio financing arrangements and non-consolidated senior interests as of December 31, 2021 (dollars in thousands):

	Total indebtedness	Non-mark-to-market	Mark-to-market
Collateralized loan obligations	2,555,988	2,555,988	—
Secured credit facilities	1,166,211	23,546	1,142,665
Non-consolidated senior interests	132,000	132,000	—
Total indebtedness(1)	$3,854,199	$2,711,534	$1,142,665
Percent of total indebtedness		70.4%	29.6%

(1)	Excludes deferred financing costs of $14.3 million as of December 31, 2021.

The amount of leverage we employ for particular investments will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our financing arrangements. Our Manager’s decision to use leverage to finance our investments, including the amount of leverage we use, will be at its discretion and is not subject to the approval of our stockholders. We currently expect that our leverage, measured as the ratio of total debt to equity, will generally be less than 3.75:1, subject to compliance with our financial covenants under our secured credit agreements and other contractual obligations. We reserve the right to adjust this range without advance notice to satisfy our corporate finance and risk management objectives.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR or SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2021, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and less than 2.0% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities.

The following table illustrates the quarterly impact to our net interest income of changes in LIBOR, of an immediate increase of 25, 50, 75, and 100 basis points on our existing floating rate loans held for investment portfolio and related liabilities as of December 31, 2021 and 2020 (dollars in thousands).

Due to the floating rate and short-term nature of our loan investment portfolio, we have elected not to employ interest rate derivatives (e.g., interest rate swaps, caps, collars or swaptions) to limit our exposure to increasing interest rates, but we may do so in the future.

We had no fixed rate loans outstanding as of December 31, 2021.

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

Environmental, Social, and Governance

Because we are externally managed by our Manager, an affiliate of TPG, many of the Environmental, Social, and Governance (“ESG”) initiatives undertaken by them impact or apply to us. We risk damage to our reputation if we, affiliates of our Manager, or TPG fail to act responsibly in such areas as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and incorporating ESG factors in our investment processes. We strive to maintain an environment that fosters integrity, professionalism, and candor when conducting our day-to-day operations, during our investment decision making process, and while implementing and maintaining our ESG initiatives.

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

Operating and Regulatory Structure

REIT Qualification

We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to continue to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we continue to qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years.

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

•	Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Risks Related to Our Financing

•	We have a significant amount of debt, which subjects us to increased risk of loss.
•	Our financing arrangements may require us to provide additional collateral or repay debt.
•	There can be no assurance that we will be able to obtain or utilize additional financing arrangements in the future on similar or more favorable terms, or at all.

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

•

TPG and our Manager may not be able to hire and retain qualified investment professionals or grow and maintain our relationships with key borrowers and loan brokers. We also depend on a third-party service provider for asset management services. We may not find a suitable replacement for this service provider if our agreement with them is terminated, or if key personnel of this service provider cease to be employed or otherwise become unavailable to us.

•

Rapid changes in the market value or income potential of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion or exemption from regulation under the Investment Company Act.

•	Actions of the U.S. government and other governmental and regulatory bodies designed to stabilize or reform the financial markets may not achieve the intended effect.
•	Operational risks, including the risks of cyberattacks and the proposed transition from LIBOR to an alternate rate, may disrupt our businesses, result in losses or limit our growth.

Risks Related to our REIT Status and Certain Other Tax Items

•	Failure to comply with REIT requirements could subject us to higher taxes and liquidity issues and reduce the amount of cash available for distribution to our stockholders.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Compliance with the REIT requirements may hinder our ability to grow, which could materially and adversely affect us.
•

We may choose to make distributions to our stockholders in shares of our common stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.

•	Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

Risks Related to Our Common Stock

•	We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
•	The authorized but unissued shares of our common stock and preferred stock may prevent a change in our control.
•

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

Risks Related to COVID-19

•	The market and economic disruptions caused by COVID-19 have negatively impacted our business and our borrowers’ financial condition.

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

We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments will be subject to various risks, including:

•	economic and market fluctuations;
•	political instability or changes, terrorism and acts of war;
•	changes in environmental, zoning and other laws;
•	casualty or condemnation losses;
•	regulatory limitations on rents or moratoriums against tenant evictions or foreclosures;
•	decreases in property values;
•	changes in the appeal of properties to tenants, including due to the impact of COVID-19 on how tenants and workers can safely and efficiently use commercial space;
•	changes in supply (resulting from the recent growth in commercial real estate debt funds or otherwise) and demand;
•	energy supply shortages;
•	various uninsured or uninsurable risks;
•	natural disasters and outbreaks of pandemic or contagious diseases;
•	changes in government regulations (such as rent control);
•	changes in monetary policy;
•	changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•	increased mortgage defaults;
•	declining interest rates which reduce asset yields, subject to the impact of interest rate floors on certain of our floating rate loans;
•	increasing interest rates, which may make it more difficult for our borrowers to repay loans via a refinancing or sale of the collateral property;
•	increases in borrowing rates; and
•	negative developments in the economy and/or adverse changes in real estate values generally and other risk factors that are beyond our control.

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

Commercial real estate debt instruments, such as mortgage loans, that are secured or, in the case of certain assets (including participation interests, mezzanine loans and preferred equity), supported by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay the principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to pay the principal of and interest on the loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property may be adversely affected by the risks particular to commercial real property described above, as well as, among other things:

•	tenant mix and tenant bankruptcies;
•	success of tenant businesses;
•	property management decisions, including with respect to capital improvements, particularly in older building structures;
•	responses of businesses, governments and individuals to pandemics or outbreaks of contagious disease;
•	property location and condition, including, without limitation, any need to address environmental contamination at a property;
•	competition from comparable types of properties;
•	changes in global, national, regional or local economic conditions or changes in specific industry segments;
•	global trade disruption, supply chain issues, significant introductions of trade barriers and bilateral trade frictions;
•	declines in regional or local real estate values or rental or occupancy rates;
•	labor shortages and increases in the minimum wage and other forms of employee compensation and benefits;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	changes to tax laws and rates to which real estate lenders and investors are subject; and
•	government regulations.

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

The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement (the “IBA Announcement” and, together with the FCA Announcement, the “Announcements”) of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023.

As of December 31, 2021, our loan portfolio included $5.4 billion of floating rate loan commitments in which the interest rate was tied to LIBOR. Additionally, we had $2.8 billion of floating rate liabilities tied to LIBOR. The Announcements mean that our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate.  In the United States, the Alternative Reference Rates Committee (the “ARRC”), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings and has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR’s replacement.

There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

LIBOR being discontinued as a benchmark may cause one or more of the following to occur, among other impacts: (i) there may be an increase in the volatility of LIBOR prior to its discontinuance; (ii) fewer investments may be made using interest payment benchmarks based on LIBOR and more investments may be made using interest payment benchmarks other than LIBOR or bearing interest at a fixed rate, resulting in differential investment returns; (iii) there may be an increase in pricing volatility with respect to our investments and/or a reduction in the value of our investments; (iv) there may be a reduction in our ability to effectively hedge interest rate risks; and (v) we may incur losses from hedging disruptions due to transition basis risk, the cessation of LIBOR or an inability of us and our counterparties to effectively value our existing trades due to a lack of dealers providing LIBOR-based quotations in the derivatives markets. There is no certainty as to what rate or rates may become market-accepted alternatives to LIBOR or how those alternatives may impact us or our investment returns. There may not be any alternative benchmark that reflects the composition and characteristics of LIBOR. Financial markets, particularly the trading market for LIBOR-based obligations, may be adversely affected by the discontinuation of LIBOR, the remaining uncertainties regarding its discontinuation, the alternative reference rates that will be used when LIBOR is discontinued (including SOFR) and other reforms related to LIBOR. Any of the foregoing could materially and adversely affect us.

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

Before originating a loan to a borrower or making other investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Manager's diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, risks of fire, floods, hurricanes and wind storms, and other climate-related hazards, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Further, some matters covered by our Manager's diligence, such as ESG, are continuously evolving and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager's ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment. Additionally, during the mortgage loan underwriting process, appraisals will generally be obtained by our Manager on the collateral underlying each prospective mortgage. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans. Any such losses could materially and adversely affect us.

Interest rate fluctuations could significantly decrease our ability to generate income on our investments, which could materially and adversely affect us.

Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to originate or acquire investments and may impair the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. We expect that in 2022 the U.S. Federal Reserve will raise benchmark overnight interest rates on multiple occasions. Any such increases would increase our interest expense, increase our borrowers’ interest payments, and, for certain borrowers, may cause defaults and possible losses to us. Such increases could also adversely affect commercial real estate property values.

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

Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, if in the future we acquire fixed rate commercial real estate (“CRE”) debt securities investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.

Prepayment rates on floating rate and fixed rate loans may differ in different interest rate environments, and may be affected by a number of factors, including, but not limited to, fluctuations in asset values, the availability of mortgage credit, the status of the business plan for the underlying property, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors, all of which are beyond our control, and structural factors such as call protection. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risk.

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

We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2021, 41.9% and 42.4% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings and 29.5% and 30.0% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by multifamily properties. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us.

For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

The illiquidity of certain of our loans and other investments may materially and adversely affect us.

The illiquidity of certain of our loans and other investments may make it difficult for us to sell such loans and other investments if the need or desire arises. In addition, certain of our loans and other investments may become less liquid after we originate or acquire them as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such loans and other investments at advantageous times or in a timely manner. Moreover, we expect that many of our investments are not or will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our loans and other investments are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. For a discussion of losses that we recorded from sales of our CRE debt securities that we made in connection with margin calls against our former CRE debt securities portfolio in March and April of 2020, see “—Risks Related to Our Financing —Our financing arrangements may require us to provide additional collateral or repay debt.”

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

We have in the past invested, and may in the future invest, in CRE debt securities such as commercial mortgage-backed securities (“CMBS”) and CRE CLO debt securities, including in select instances subordinate classes of CLOs and other similar structured finance investments secured by a pool of mortgages or loans. Such investments are the first or among the first to bear loss upon a restructuring or liquidation of the underlying collateral, and the last to receive payment of interest and principal. There is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to economic downturns and adverse underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CRE debt securities because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

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

The United Kingdom’s exit from the European Union could materially and adversely affect us.

The United Kingdom has withdrawn from the European Union (an event known as Brexit). The United Kingdom and the European Union have entered into a trade and cooperation agreement governing certain aspects of the relationship between the United Kingdom and the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Since we rely on access to the financial markets in order to refinance our debt liabilities and gain access to new financing, ongoing political uncertainty and any worsening of the economic environment may reduce our ability to refinance our existing and future liabilities or gain access to new financing, in each case on favorable terms or at all.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which on its adoption date of January 1, 2020 replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Losses (“CECL”) model. Under the CECL model, which we adopted on January 1, 2020, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses over the life of each financial asset is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement occurs when the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model that was previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Thus, the amount that we report as our allowance for loan losses has been and will likely continue to be more volatile than under the “incurred loss” model that we were required to use prior to January 1, 2020. The CECL model is an accounting estimate and is inherently uncertain because it is sensitive to changes in economic and credit conditions in the geographic locations in which we operate. Economic and credit conditions are interdependent and as a result there is no single factor to which the Company as a whole is sensitive; therefore, it is possible that actual events will ultimately differ from the assumptions built into the financial model used by the Company to determine its future expected loan losses, resulting in material adjustments to the Company’s financial assets measured at amortized cost. Additionally, the Company’s application of CECL is subject to ongoing review and evaluation and open to change should relevant information emerge. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

In addition to other analytical tools, our Manager utilizes financial models to evaluate commercial mortgage loans and estimate expected losses. The accuracy and effectiveness of these analytical tools cannot be guaranteed.

In addition to other analytical tools, our Manager utilizes financial models to evaluate the credit quality of commercial mortgage loans. The accuracy and effectiveness of these analytical tools cannot be guaranteed. It is possible that financial models used for our CECL estimate may fail to include relevant factors or to accurately estimate the impact of factors they identify. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

In addition, with the enactment of the Terrorism Risk Insurance Act of 2002 (“TRIA”) and the subsequent enactment of legislation extending TRIA through the end of 2027, insurers are required to make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance, and there is no assurance that TRIA will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate finance market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our investments are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Climate change has the potential to impact the properties underlying our investments.

Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact commercial properties. However, any such future laws and regulations imposing reporting obligations or limitations on greenhouse gas emissions or additional taxation of energy use could require the owners of properties to make significant expenditures to attain and maintain compliance. Any new legislative or regulatory initiatives related to climate change could adversely affect our business.

We also face business trend-related climate risks. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies or properties. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn impair borrowers’ ability to repay their obligations to us.

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

As of December 31, 2021, we had $3.7 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit agreements, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of 11% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). On June 14, 2021, we issued $201.3 million in shares of 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and redeemed all of our outstanding shares of Series B Preferred Stock. As of December 31, 2021, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, JP Morgan Chase Bank, National Association, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Barclays Bank PLC, U.S. Bank National Association, and Bank of America N.A., with an aggregate maximum amount of approximately $3.1 billion available to finance our loan investments.

Subject to compliance with the leverage covenants contained in our secured credit agreements and other financing documents, we expect that the amount of leverage that we will incur in the future will take into account a variety of factors, which may include our Manager’s assessment of credit, liquidity, price volatility and other risks of our investments and the financing counterparties, the potential for losses and extension risk in our portfolio and availability of particular types of financing at the then-current rate. Given current market conditions, we expect that our overall leverage, measured as the ratio of debt to equity excluding cash on our consolidated balance sheets, will generally be less than 3.75:1 (as defined under our secured credit agreements), subject to compliance with our financial covenants under our secured credit agreements, and other contractual obligations, although we may employ more or less leverage on individual loan investments after consideration of the impact on expected risk and return of the specific situation, and future changes in value of underlying properties. To the extent we believe market conditions are favorable, we may revise our leverage policy in the future. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured credit agreements, non-recourse CLO financing, mortgage loans, and asset-specific borrowings. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our consolidated balance sheets, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

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

Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants affecting our ability and, in certain cases, our subsidiaries’ ability, to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. For a description of certain of the covenants, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing.” There have been instances in the past where we were not in compliance with certain of these covenants, due to negative impacts on our business related to COVID-19. Although these instances of non-compliance have since been cured or waived, if we were to fail to meet or satisfy any of the covenants in our financing arrangements in the future and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured credit agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.

As of March 31, 2020, we were not in compliance with respect to the debt-to-equity ratio covenant included in certain of our financing arrangements. This non-compliance was caused by negative impacts on our business related to COVID-19 and was cured on April 2, 2020 when we utilized proceeds from sales of certain CRE debt securities to repay outstanding borrowings under the related secured credit facilities. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

Certain of our financing arrangements also include a covenant that obligates us to deliver certain audited financial statements for Holdco to the lenders within 90 days after each December 31. We were not in compliance with respect to this covenant as of March 31, 2020. This non-compliance was cured on May 7, 2020, when the required audited financial statements were delivered. We received waivers from the lender under each of the applicable agreements on May 8, 2020.

Our financing arrangements may require us to provide additional collateral or repay debt.

Certain of our current and future financing arrangements involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. See “—Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.” Posting additional margin would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. For example, fluctuations in the value of our former CRE debt securities portfolio previously resulted in us being required to post cash collateral with lenders under daily mark-to-market secured credit facilities. We sold during March and April 2020 all of our CRE debt securities, and retired at par all of our related secured borrowings (including margin calls outstanding). However, we cannot assure you that we will not face margin calls in the future in connection with borrowings secured by our first mortgage loan investments. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect us. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the secured credit facilities, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

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

In addition, certain of the hedging instruments that we may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. A liquid secondary market may not exist for hedging instruments that we may purchase or sell in the future, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

Our investments currently include loans with floating interest rates and, in the future, may include loans with fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically, in our case, monthly) based upon an index (in our case, LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the interest they earn fluctuates based upon interest rates (for example, LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about risks relating to changes to, or the elimination of, LIBOR, see “Risks Related to Our Lending and Investment Activities—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.” Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Our Manager may employ various hedging strategies on our behalf to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that hedging strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

The temporary or prolonged loss of these cash receipts by us may reduce our cash-on-hand to levels that threaten our ability to pay operating expenses, dividends due on our Series C Preferred Stock or distributions to our common shareholders in amounts sufficient to preserve our REIT status. Cash flow with respect to interest receipts that is swept by our lenders is considered as taxable income to us, and our distribution requirements as a REIT are not lessened.

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

We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2021, two of our seven directors are employees of TPG. In addition, our chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:

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

•

Underwriting, Advisory and Other Relationships. As part of its regular business, TPG provides a broad range of underwriting, investment banking, placement agent and other services. In connection with selling investments by way of a public offering, a TPG broker-dealer has in the past and may again in the future act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. TPG may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. TPG may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of TPG Funds or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, TPG has in the past and may again in the future receive underwriting fees, placement commissions or other compensation with respect to such activities, which were not and will not be shared with us or our stockholders. Where TPG serves as underwriter with respect to a portfolio company’s securities, we or the applicable TPG Fund holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

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

Our business may be adversely affected if our reputation, the reputation of the Manager or TPG, or the reputation of counterparties with whom we associate is harmed.

We may be harmed by reputational issues and adverse publicity relating to us, the Manager or TPG. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Such reputational issues may depress the market price of our capital stock or have a negative effect on our ability to attract counterparties for our transactions, or otherwise adversely affect us.

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

TPG and our Manager may not be able to hire and retain qualified investment professional or grow and maintain our relationships with key borrowers and loan brokers, and if they are unable to do so, we could be materially and adversely affected.

We depend on TPG and our Manager to generate borrower clients by, among other things, developing relationships with property owners, developers, mortgage brokers and investors and others, which we believe leads to repeat and referral business. Accordingly, TPG and our Manager must be able to attract, motivate and retain skilled investment professionals. The market for investment professionals is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that TPG and our Manager will be able to attract or retain qualified investment professionals. If TPG and our Manager cannot attract, motivate or retain a sufficient number of skilled investment professionals, or even if they can motivate or retain them but at higher costs, we could be materially and adversely affected. We also depend on TPG and our Manager for a network of loan brokers, which generates a significant portion of our loan originations. While TPG and our Manager will strive to continue to cultivate long-standing broker relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans marketed by these brokers, which could impair our loan origination volume and reduce our returns. There can be no assurance that TPG and our Manager will be able to maintain or develop new relationships with additional brokers.

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

Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.

The laws and regulations governing our operations or those of our competitors, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We may be required to adopt or suspend certain business practices as a result of any changes, which could impose additional costs on us, which could materially and adversely affect us. For example, as a result of the COVID-19 pandemic, some government entities have instituted remedies such as moratoria on business activities, construction, evictions and foreclosures and rent cancellation, all of which may adversely affect us or our borrowers. Furthermore, if “regulatory capital” or “capital adequacy” requirements—whether under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III, or other regulatory action—are further strengthened or expanded with respect to lenders that provide us with debt financing, or were to be imposed on us directly, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and other investments and reduce our liquidity or require us to sell assets at an inopportune time or price.

In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available or attractive to these more regulated institutions. However, proposals for legislation that would change how the financial services industry is regulated are continually being introduced in the U.S. Congress and in state legislatures. Federal financial regulatory agencies may adopt regulations and amendments intended to effect regulatory reforms including reforms to certain Dodd-Frank-related regulations. Changes in the regulatory and business landscape as a result of the Dodd-Frank Act and as a result of other current or future legislation and regulation may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available or attractive to, or otherwise pursued by, them, which could have a material adverse impact on us. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will become subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it may take, increased regulation of non-bank lending could negatively impact our results of operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise materially and adversely affect us.

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

Actions of the U.S. government, including the U.S. Congress, Federal Reserve Board, U.S. Treasury Department and other governmental and regulatory bodies, designed to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and could materially and adversely affect us.

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

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. Financial services regulation, including regulations applicable to us, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation. Although we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative effect on our business.

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

In addition, TPG operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we and TPG operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or TPG’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or TPG’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or TPG’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or TPG fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or investors in the TPG Funds and TPG clients to lose confidence in the effectiveness of our or TPG’s security measures.

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

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are taxed at individual rates is currently 20%, plus the 3.8% surtax on net investment income, if applicable. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified individual income. Rather, REIT dividends constitute “qualified business income” (to the extent the income is classified as ordinary income) and thus a 20% deduction is available to individual taxpayers with respect to such dividends. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The 20% deduction results in a 29.6% maximum U.S. federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, CRE debt securities and other types of debt investments or interests in debt investments before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

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

The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduces (through June 30, 2022) the minimum amount of the total distribution that must be available in cash to 10%. Although we have no current intention of paying dividends in our own common stock, if in the future we choose to pay dividends in our own common stock, our stockholders may be required to pay tax in excess of the cash that they receive.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow, which could materially and adversely affect us.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our investments through taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, deductions for business interest expense (even if paid to third parties) are limited to the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would reduce our cash flow, which could materially and adversely affect us.

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

Moreover, for CRE debt securities that we may in the future acquire, some may be issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CRE debt securities will be made. If such CRE debt securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is probable.

Additionally, we generally are required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

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

Stockholders are urged to consult with their tax advisors with respect to potential changes to the tax laws and any other regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

On May 28, 2020, we entered into a registration rights agreement with PE Holder, L.L.C. as part of our issuance of Series B Preferred Stock and warrant issuance. Pursuant to this agreement, PE Holder, L.L.C. was granted customary demand, piggy-back and shelf registration rights with respect to the common stock underlying the warrants. Pursuant to the registration rights agreement, PE Holder, L.L.C. has the right to make up to three requests to us for registration of all or part of the registrable securities held by the stockholder. The registration rights agreement also provides PE Holder, L.L.C. with certain shelf registration rights. Upon the written request of the stockholder from time to time, the Company shall promptly file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act relating to the offer and sale of registrable securities held by such holder from time to time in accordance with the methods of distribution elected by such stockholders, and the Company shall use its reasonable best efforts to cause such shelf registration statement to promptly (within 90 days, or within 60 days if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). The registration rights agreement provides that the holder with piggyback registration rights that require the Company to register the resale of shares of our common stock held by the holders in the event we register for sale, either for our own account or for the account of others, shares of our common stock in future offerings.

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

In May 2020, we issued warrants (the “Warrants”) entitling the third-party holder to purchase up to 12,000,000 shares of our common stock. The Warrants have an initial exercise price of $7.50 per share and expire on May 28, 2025. Exercise of the Warrants will dilute our then-existing stockholders’ interests in us.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to maintain our qualification as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of at least 90% of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this Form 10-K. Distributions to our stockholders, if any, will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including our historical and projected results of operations, cash flows and financial condition, our financing covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (the “MGCL”) and such other factors as our board of directors deems relevant.

We believe that a change in any one of the following factors could adversely affect our results of operations and cash flows and impair our ability to make distributions to our stockholders:

•	our ability to make attractive investments;
•	margin calls or other expenses that reduce our cash flows;
•	defaults or prepayments in our investment portfolio or decreases in the value of our investment portfolio;
•	the impact of changes in interest rates on our net interest income; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

In light of the negative impact on our liquidity caused by the economic and market turmoil resulting from COVID-19, in March 2020 we announced the deferral of the payment of our cash dividend for the first quarter of 2020 to July 2020. We also reduced the authorized amount of our cash dividend payable on our common stock commencing in the second quarter of 2020. No assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

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

The MGCL provides that holders of “control shares” of our company (defined as shares of voting stock that, if aggregated with all other shares of capital stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved at a special meeting of stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws currently exempt any and all acquisitions by any person of shares of our stock from the control share provisions of the MGCL.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. Pursuant to this provision, any and all vacancies on our board of directors may be filled only by the affirmative vote of a majority of the directors remaining in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which such vacancy occurred and until a successor is duly elected and qualifies.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board may grant an exemption prospectively or retroactively in its sole discretion, subject to such representations, covenants and undertakings as it may deem appropriate. These ownership limitations in our charter are standard in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to reduce administrative burdens. However, these ownership limits might also delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders or result in the transfer of shares acquired in excess of the ownership limits to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.

Our charter provides that, subject to the rights of holders of one or more classes or series of preferred stock, a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of at least two-thirds of all the votes of stockholders entitled to be cast generally in the election of directors. Vacancies on our board of directors may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any individual elected to fill such a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until his or her successor is duly elected and qualifies. These requirements make it more difficult for our stockholders to effect changes to our management by removing and replacing directors and may prevent a change in control of our company that is otherwise in the best interests of our stockholders.

Our charter contains provisions that limit the responsibilities of our directors and officers with respect to certain business opportunities.

Our charter provides that, if any director or officer of our company who is also a partner, advisory board member, director, officer, manager, member or shareholder of TPG or any of TPG’s affiliates (any such director or officer, a “TPG Director/Officer”) acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted from time to time by Maryland law. Accordingly, to the maximum extent permitted from time to time by Maryland law, (1) no TPG Director/Officer is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (2) the TPG Director/Officer, on his or her own behalf or on behalf of TPG or any of TPG’s affiliates, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries.

Accordingly, any TPG Director/Officer may hold and make use of any business opportunity or direct such opportunity to any person or entity other than us and our subsidiaries and, as a result, those business opportunities may not be available to us and our subsidiaries.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages except for liability resulting from:

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

We are a holding company and conduct substantially all of our operations through Holdco. We do not have, apart from an interest in Holdco, any independent operations. As a result, we rely on distributions from Holdco to pay any dividends that our board of directors may authorize, and we may declare on shares of our stock. We also rely on distributions from Holdco to meet any of our obligations, including any tax liability on taxable income allocated to us from Holdco. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities (whether or not for borrowed money) and any preferred equity of Holdco and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets, and those of Holdco and its subsidiaries will be available to satisfy the claims of our stockholders only after all of Holdco’s and its subsidiaries’ liabilities and any preferred equity have been paid in full.

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

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, work from home policies, business closures, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

Although vaccines for COVID-19 have been approved for use, booster vaccines may be necessary and there can be no assurance that efforts to vaccinate the public will be successful in ending the pandemic or that vaccines will be effective against variants such as the Delta and Omicron variants. The rapid development and fluidity of this situation continues to preclude any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and the severity of the COVID-19 pandemic, including variants such as the Delta and Omicron variants; potential resurgences of COVID-19, along with the related travel advisories, quarantines and business restrictions; the need for, and availability of, booster vaccines; the effectiveness and efficiency of distribution of vaccines; the recovery time of the disrupted supply chains and industries; the impact of labor market interruptions; the impact of government interventions; uncertainty with respect to the duration or the severity of the global economic slowdown; and the performance or valuation outlook for commercial real estate markets and certain property types. The COVID-19 pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk and have had an adverse effect on us and may have a material adverse effect on us in the future.

Measures that we have taken and may take in the future to maintain adequate liquidity have negatively impacted our business and may negatively impact our business in the future.

As discussed elsewhere in this Form 10-K, as a result of extreme short-term volatility and negative pressure in the financial markets, we were forced to meet margin calls against our CRE debt securities portfolio in March and April of 2020 and sold all of our CRE debt securities at a significant loss. In addition to meeting such margin calls, we also made in late May 2020 voluntary deleveraging payments to all seven of our secured lenders who finance portions of our loan portfolio. To address the resulting liquidity needs, we issued in May 2020 $225.0 million in shares of Series B Preferred Stock with a dividend rate of 11%. We paid dividends on the Series B Preferred Stock until we redeemed all of the outstanding shares of Series B Preferred Stock in June 2021. Paying these dividends required us to divert cash otherwise available for distribution to common shareholders.

We may in the future be required to post additional cash collateral with our whole loan secured lenders in the event of market turbulence. In such a situation, we may be forced to sell additional assets to maintain adequate liquidity. Market disruptions have in the past, and may again in the future, lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented.

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

We originate and acquire transitional loans, which provide interim financing to borrowers seeking short-term capital for the acquisition, lease up or repositioning of commercial real estate. Market and economic disruptions caused by COVID-19, as well as measures intended to prevent the spread of COVID-19, have caused declines in leasing and other forms of commercial real estate economic activity, which will likely make it more difficult for our borrowers to achieve the business plans for these properties, and we will bear the risk that we may not recover some or all of our investment. This risk may be heightened by the fact that we are not required to observe specific diversification criteria, which means that our investments may be concentrated in certain property types that are more adversely affected by COVID-19 than other property types. For example, as of December 31, 2021, certain of the loans in our loan portfolio are secured by hotels and retail properties. Federal and state mandates implemented to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, have and are likely to continue to negatively impact the hotel and retail industries, which could adversely affect our investments in assets secured by properties that operate in those industries. Additionally, many industries have continued to permit employees to work from home, which could have a longer-term impact on the demand for office space, which could adversely affect our investments in assets secured by office properties.

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

As a result of these developments, measuring the fair value of our assets remains challenging. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their repayment, sale or disposal by other means. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of investments treated as available-for-sale or trading assets were materially higher than the values that we ultimately realize upon their disposal.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, many personnel of TPG provided to our Manager continue to work remotely. If the TPG personnel provided to our Manager are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations could be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

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

We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to ESG activities. We risk damage to our reputation if we or affiliates of our Manager fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

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

There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S., including Atlanta, Seattle, Los Angeles, Washington, D.C., New York City, Minneapolis and Portland, as well as globally, including in Hong Kong. While protests were peaceful in many locations, looting, vandalism and fires occurred in cities, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of the demonstrations, protests or other factors is uncertain, and there may be further political or social unrest in the future or other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in leased space at 888 Seventh Avenue, 35th Floor, New York, New York 10106. Our principal administrative office is located in leased space at 301 Commerce Street, 33rd Floor, Fort Worth, Texas 76102. We do not own any real property, except for one land parcel comprising approximately 10 acres in Las Vegas, Nevada which we acquired in December 2020 through a deed-in-lieu of foreclosure and hold as real estate for investment. We consider these facilities to be suitable and adequate for the management and operations of our business, except for the Las Vegas property, which is held for investment rather than operations.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021 we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance

Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 18, 2022, there were approximately 54 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

Dividends (Distributions)

We generally intend to distribute each year substantially all of our taxable income (which may not equal net income (loss) attributable to common stockholders in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Internal Revenue Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. Our results of operations and our ability to pay distributions will be affected by various factors, including our net taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

See Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for information regarding the sources of funds used for distributions and for a discussion of factors which may adversely affect our ability to make distributions.

Performance Graph

The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from July 20, 2017 (the date our common stock began trading on the NYSE) through December 31, 2021, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the Bloomberg REIT Mortgage Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Cumulative Total Stockholder Return
$150.0
$140.0
$130.0
$120.0
$110.0
$100.0
$90.0
$80.0
July-17
July-18
July-19
July-20
July-21
S&P 500
Bloomberg mREIT
TRTX

Item 6. [Reserved]

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

This section discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Introduction

We are a commercial real estate finance company externally managed by TPG RE Finance Trust Management, L.P., an affiliate of our sponsor TPG. We directly originate, acquire and manage commercial mortgage loans and other commercial real estate-related debt instruments in North America for our balance sheet. Our objective is to provide attractive risk-adjusted returns to our stockholders over time through cash distributions and capital appreciation. To meet our objective, we focus primarily on directly originating and selectively acquiring floating rate first mortgage loans that are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning. The collateral underlying our loans is located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals. We operate our business as one segment.

As of December 31, 2021, our loans held for investment portfolio consisted of 68 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.4 billion, an aggregate unpaid principal balance of $4.9 billion, a weighted average credit spread of 3.4%, a weighted average all-in yield of 4.8%, a weighted average term to extended maturity (assuming all extension options have been exercised by our borrowers) of 2.8 years, and a weighted average LTV of 67.1%. As of December 31, 2021, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in two instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of December 31, 2021, we had $487.8 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip (the “REO Property”) with a carrying value of $60.6 million. The REO Property was acquired in December 2020 pursuant to a negotiated deed-in-lieu of foreclosure. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs.

As of December 31, 2021, we did not own any CRE debt securities.

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

Although market conditions remain uncertain due to COVID-19 and evolving new variants of the virus, the credit performance of our loan portfolio, loan repayments that have allowed us to retire certain borrowings and increase our liquidity, extended maturity dates for many of our secured credit agreements, the issuance on March 31, 2021 of TRTX 2021-FL4, a $1.25 billion CRE CLO, the issuance on June 14, 2021 of $201.3 million of Series C Preferred Stock, and the increase in non-mark-to-market liabilities to 70.4% of total borrowings (as of December 31, 2021) positioned us to resume the origination of first mortgage transitional loans throughout 2021.

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a global, diversified alternative asset management firm consisting of five multi-product private equity investment platforms, including capital, growth, impact, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate equity group and TPG’s executive committee.

For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 11 to our Consolidated Financial Statements included in this Form 10-K.

Fourth Quarter 2021 Activity

Operating Results:

•

Net Income Attributable to Common Stockholders was $41.4 million, compared to $26.0 million for the three months ended September 30, 2021, an increase of $15.4 million primarily due to the gain recorded from the sale of 17 acres of REO Property during the fourth quarter.

•

Generated Distributable Earnings of $18.5 million, a decrease of $8.4 million compared to the three months ended September 30, 2021, primarily due to a $8.2 million partial write-off (recognized as a partial worthlessness deduction for income tax purposes) of a non-performing retail loan held for investment.

•	Declared dividends of $0.31 per common share, consisting of a quarterly cash dividend of $0.24 per share and a special cash dividend of $0.07 per share.

Investment Portfolio Activity:

•

Originated 10 first mortgage loans with total loan commitments of $651.6 million, an aggregate initial unpaid principal balance of $564.5 million, unfunded loan commitments of $87.1 million, a weighted average interest rate of LIBOR plus 3.77%, and a weighted average interest rate floor of 0.10%.

•	Funded $34.4 million in future funding obligations associated with existing loans.
•

Received full loan repayments of $420.9 million across six loans, and partial principal payments of $15.4 million across eight loans, for total loan repayments of $436.3 million (including the $8.2 million partial write-off of a non-performing retail loan held for investment).

•

Sold a performing hotel loan at par, generating $87.3 million of sales proceeds, after giving effect to $0.5 million of transaction costs. As of September 30, 2021, the hotel loan had a risk rating of 4.

Full Year 2021 Activity

Operating Results:

•	Generated Net Income Attributable to Common Stockholders of $70.7 million, or $0.87 per diluted share, and Distributable Earnings of $89.0 million, or $1.09 per diluted share.
•

Produced net interest income of $155.1 million, resulting from interest income of $240.2 million and interest expense of $85.1 million. All of our interest income for the year ended December 31, 2021 resulted from our transitional mortgage loan portfolio.

•

Declared dividends of $73.8 million, or $0.95 per common share, representing a 7.7% annualized dividend yield based on the December 31, 2021 closing share price of $12.32. Dividends declared during the year ended December 31, 2021 included a special dividend of $0.07 per common share.

Investment Portfolio Activity:

•

Originated 27 first mortgage loans with total loan commitments of $1.9 billion, an aggregate initial unpaid principal balance of $1.6 billion, unfunded loan commitments of $0.3 billion, a weighted average interest rate of LIBOR plus 3.58%, and a weighted average interest rate floor of 0.16%.

•	Funded $146.0 million in future funding obligations associated with existing loans.
•	Received loan repayments of $1.4 billion, including $148.0 million from the sale of two performing hotel loans.

Corporate and Investment Portfolio Financing Activity:

•	Issued 8,050,000 shares of 6.25% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), generating net proceeds of $194.4 million after issuance costs of $6.9 million.
•	Redeemed 9,000,000 shares of 11.0% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an aggregate redemption price of approximately $247.5 million.
•

Closed TRTX 2021-FL4, a $1.25 billion collateralized loan obligation to finance 18 first mortgage loan investments comprised of 17 pari passu participation interests and one commercial real estate loan, and providing $308.9 million of cash capacity to finance new eligible loans, with a weighted average spread of 1.60% and an advance rate of 83.0%.

•	Increased non-mark-to-market, non-recourse financing to 70.4%, from 63.5% as of December 31, 2020.

Liquidity:

Available liquidity as of December 31, 2021 of $321.1 million consisted of:

•	Cash-on-hand of $260.6 million, of which $245.6 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured credit agreements.
•	$0.2 million of cash in TRTX 2021-FL4 available for investment in eligible collateral.
•	Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $60.3 million under secured agreements with seven lenders.

We have financed our loan investments as of December 31, 2021 utilizing three CLOs totaling $2.6 billion, one of which is open for reinvestment of eligible loan collateral at year end, $1.2 billion under secured credit agreements with total commitments of $3.1 billion provided by seven lenders, and a $132.0 million non-consolidated senior interest. As of December 31, 2021, approximately 68.7% of our borrowings were via our CLO vehicles and 31.3% were pursuant to our secured credit agreements.

Our ability to draw on our secured credit agreements is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-specific events. As of December 31, 2021, borrowings under these secured credit agreements had a weighted average credit spread of 1.8% (1.7% for facilities with mark-to-market provisions and 4.5% for one facility with no mark-to-market provisions until after October 30, 2022), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.2 years. These financing arrangements are generally 25% recourse to Holdco.

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

For the three months ended December 31, 2021, we recorded net income attributable to common stockholders of $0.51 per diluted common share, an increase of $0.19 per diluted common share from the three months ended September 30, 2021, primarily due to the gain recorded from the partial sale of our REO Property in the current period. For the year ended December 31, 2021, we recorded net income attributable to common stockholders of $0.87 per diluted common share, compared to a net loss attributable to common stockholders of $(2.03) per diluted common share for the year ended December 31, 2020, which was due primarily to recognizing a $203.4 million securities impairment during the year ended December 31, 2020.

Distributable Earnings per diluted common share was $0.23 for the three months ended December 31, 2021, a decrease of $0.10 per diluted common share from the three months ended September 30, 2021. The decrease in Distributable Earnings per diluted common share was primarily a result of decreasing our credit loss (benefit) expense by $8.8 million in the current period, of which $8.2 million was the partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes). Distributable Earnings per diluted common share was $1.09 for the year ended December 31, 2021.

For the three months ended December 31, 2021, we declared cash dividends of $0.31 per common share, consisting of a quarterly cash dividend of $0.24 per share and a special cash dividend of $0.07 per share, which was paid on January 25, 2022. For the year ended December 31, 2021, we declared cash dividends of $73.8 million, or $0.95 per common share.

Our book value per common share as of December 31, 2021 was $16.37, an increase of $0.22 from our book value per common share as of September 30, 2021, primarily due to the gain recorded from the partial sale of our REO Property of $15.8 million, or $0.20 per common share outstanding, and net income in excess of our dividends declared per common and preferred shares in the period.

Earnings(loss) Per Common Share and Dividends Declared Per Common Share

The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants, which are exercisable on a net-settlement basis. The number of incremental shares is calculated by applying the treasury stock method. We exclude participating securities and the Warrants from the calculation of basic earnings (loss) per share in periods of net losses since their effect would be anti-dilutive.

For the three months and year ended December 31, 2021, we generated net income attributable to common stockholders and therefore included participating securities and the Warrants in our calculation of diluted earnings per share. The following table sets forth the calculation of basic and diluted net income (loss) attributable to common stockholders per share and dividends declared per share (in thousands, except share and per share data):

	Three Months Ended,	Year Ended December 31,
	December 31, 2021	2021	2020
Net income (loss)	$44,878	$138,550	$(136,826)
Preferred stock dividends(1)	(3,148)	(19,194)	(14,685)
Participating securities' share in earnings (loss)	(301)	(717)	(832)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)	—
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	—	(25,449)	(3,189)
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$41,429	$70,705	$(155,532)
Weighted average common shares outstanding, basic	77,053,224	76,977,743	76,656,756
Weighted average common shares outstanding, diluted	81,983,310	81,684,388	76,656,756
Earnings (loss) per common share, basic	$0.54	$0.92	$(2.03)
Earnings (loss) per common share, diluted	$0.51	$0.87	$(2.03)
Dividends declared per common share(4)	$0.31	$0.95	$1.21

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three months and year ended December 31, 2021.

(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. See Note 13 to our consolidated financial statements included in this Form 10-K.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Series B Preferred Stock. For the year ended December 31, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)

Dividends declared for the three months and year ended December 31, 2021 include a special cash dividend of $0.07 per common share attributable to our estimated 2021 REIT taxable income which was previously undistributed. For the year ended December 31, 2020 a special dividend of $0.18 per common share is included attributable to our estimated 2020 REIT taxable income which was previously undistributed.

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

A loan will be written off as a realized loss when it is deemed non-recoverable or upon a realization event. Such a realized loss would generally be recognized at the time the loan receivable is settled, transferred or exchanged, or in the case of foreclosure, when the underlying property is foreclosed upon or sold. Non-recoverability may also be concluded by us if, in our determination, it is nearly certain that all amounts due will not be collected. A realized loss may equal the difference between the cash or consideration received or expected to be received, and the net book value of the loan, reflecting our economics as it relates to the ultimate realization of the asset.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (in thousands, except share and per share data):

	Three Months Ended,	Year Ended December 31,
	December 31, 2021	2021	2020
Net income (loss)	$44,878	$138,550	$(136,826)
Preferred stock dividends(1)	(3,148)	(19,194)	(14,685)
Participating securities' share in earnings (loss)	(301)	(717)	(832)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)	—
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	—	(25,449)	(3,189)
Net income (loss) attributable to common stockholders - See Note 12	$41,429	$70,705	$(155,532)
Series B preferred stock redemption make-whole payment	—	22,485	—
Series B preferred stock write-off of discount, including allocated warrant fair value and transaction costs	—	22,489	—
Utilization of taxable income capital loss carryforwards(4)	(15,790)	(15,790)	—
Non-cash stock compensation expense	1,665	5,764	5,768
Credit loss (benefit) expense(5)	(8,758)	(16,618)	43,182
Distributable earnings	$18,546	$89,035	$(106,582)
Weighted average common shares outstanding, basic	77,053,224	76,977,743	76,656,756
Weighted average common shares outstanding, diluted	81,983,310	81,684,388	76,656,756
Distributable Earnings per common share, basic	$0.24	$1.16	$(1.39)
Distributable Earnings per common share, diluted	$0.23	$1.09	$(1.39)

(1)

Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three months and year ended December 31, 2021.

(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. See Note 13 to our consolidated financial statements included in this Form 10-K.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Series B Preferred Stock. For the year ended December 31, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)

For the three months and year ended December 31, 2021, taxable income capital loss carryforwards were utilized to offset the $15.8 million taxable income gain realized from the partial sale of our REO Property.

(5)

Credit Loss (Benefit) Expense for the three months and year ended December 31, 2021 excludes the reversal of a $8.2 million reduction in our credit loss reserve associated with the partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes).

Book Value Per Common Share

The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	December 31, 2021	December 31, 2020
Total stockholders’ equity and temporary equity	$1,464,706	$1,466,451
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	—
Series B Preferred Stock	—	(199,551)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Stockholders’ equity, net of preferred stock	$1,263,331	$1,266,775
Number of common shares outstanding at period end	77,183,892	76,787,006
Book value per common share	$16.37	$16.50

Investment Portfolio Overview

Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of December 31, 2021, our balance sheet loan portfolio consisted of 69 loans held for investment totaling $5.4 billion of commitments with an unpaid principal balance of $4.9 billion, as compared to 57 loans held for investment with $4.9 billion of commitments and an unpaid principal balance of $4.5 billion as of December 31, 2020.

As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip (the “REO Property”) with a carrying value of $60.6 million. The REO Property was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs.

Loan Portfolio

During the three months ended December 31, 2021, we originated 10 first mortgage loans with a total commitment of $651.6 million, an initial unpaid principal balance of $564.5 million, unfunded commitment at closing of $87.1 million (including a follow-on loan investment of $9.6 million (commitment) and $8.7 million (initial unpaid principal balance) relating to a loan originated during the three months ended September 30, 2021). The loan count for the fourth quarter and full-year excludes this follow-on loan. Loan fundings included $34.4 million of deferred fundings related to previously originated loans. We received proceeds from loan repayments in-full of $420.9 million across six loans, and principal amortization payments of $15.4 million across eight loans, for total loan repayments of $428.1 million during the period, excluding a $8.2 million partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes) as of December 31, 2021.

For the year ended December 31, 2021, we originated 27 first mortgage loans with a total commitment of $1.9 billion, an initial unpaid principal balance of $1.6 billion, and unfunded commitment at closing of $0.3 billion. Loan fundings included $146.0 million of deferred fundings related to previously originated loans. We received total proceeds of $1.4 billion, including $1.2 billion from 13 loan repayments in-full and $0.2 billion from principal amortization payments across 19 loans and two loan sales during the current year.

Additionally, for the year ended December 31, 2021, the Company sold, in separate transactions, two performing hotel loans with an aggregate unpaid principal balance of $148.0 million. The sales prices were 98.0% and 100.0% of par, producing a weighted average sales price of 99.2% of par.

See Note 3 to our Consolidated Financial Statements included in this Form 10-K for details.

The following table details our loans held for investment portfolio activity by unpaid principal balance for the three months and year ended December 31, 2021 (dollars in thousands):

	Three Months Ended,	Year Ended,
	December 31, 2021	December 31, 2021
Loan originations and acquisitions — initial funding	$564,501	$1,641,303
Other loan fundings(1)	34,449	146,032
Loan repayments	(436,344)	(1,236,032)
Loan sales	(87,296)	(147,986)
Total loan activity, net	$75,310	$403,317

(1)	Additional fundings made under existing loan commitments.

For the year ended December 31, 2021, we generated net interest income of $155.1 million, resulting from interest income of $240.2 million and interest expense of $85.1 million. All of our interest income for the year ended December 31, 2021 resulted from our transitional mortgage loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2021 (dollars in thousands):

	Loan exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	69	70
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,411,944	$5,543,944
Unpaid principal balance(2)	$4,919,343	$4,919,343
Unfunded loan commitments(3)	$487,773	$487,773
Amortized cost	$4,909,202	$4,909,202
Weighted average credit spread(4)	3.4%	3.4%
Weighted average all-in yield(4)	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	67.1%	67.1%

(1)

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. As of December 31, 2021, we had one non-consolidated senior interest outstanding of $132.0 million

(2)	Unpaid principal balance includes PIK interest of $3.0 million as of December 31, 2021.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2021, our floating rate loans were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by our borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2021, based on the unpaid principal balance of our total loan exposure, 35.0% of our loans were subject to yield maintenance or other prepayment restrictions and 65.0% were open to repayment without penalty.

(6)

Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2021, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned

In December 2020, we acquired the REO Property pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the REO Property upon acquisition was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. Our estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, discount rates that range between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs were based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which was classified as Mortgage Loan Payable on our consolidated balance sheets.

On November 22, 2021, we sold a 17 acre parcel near the southern end of the Las Vegas Strip, generating net cash proceeds of $54.4 million and a gain for GAAP and income tax purposes of $15.8 million. As of December 31, 2021, we held the remaining 10 acre parcel at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. During the three months ended December 31, 2021, we repaid the Mortgage Loan Payable, recovered the unexpended portion of the pre-funded cash interest reserve of $0.6 million, and recognized $0.6 million of unamortized deferred financing costs in Interest Expense on our consolidated statement of income (loss) and comprehensive income (loss).

See Note 7 to our Consolidated Financial Statements included in this Form 10-K for details of the Mortgage Loan Payable.

CRE Debt Securities

We have invested and may invest in the future in CRE debt securities as part of our investment strategy. As of December 31, 2021 and December 31, 2020, we did not own any CRE debt securities. Refer to Note 4 to our Consolidated Financial Statements included in this Form 10-K for details on CRE debt securities.

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

Loan Portfolio Review

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-K for a discussion regarding the risk rating system that we use in connection with our portfolio. The following table allocates the amortized cost of our loans held for investment portfolio as of December 31, 2021 and December 31, 2020 based on our internal risk ratings (dollars in thousands):

	December 31, 2021		December 31, 2020
Risk Rating	Amortized cost	Number of loans	Amortized cost	Number of loans
1	$—	—	$—	—
2	527,051	5	337,738	4
3	3,726,753	57	3,340,663	37
4	632,398	6	806,893	15
5	23,000	1	31,106	1
Amortized cost balance	$4,909,202	69	$4,516,400	57

For the period ended December 31, 2021 and December 31, 2020, the weighted average risk rating of our total loan exposure based on amortized cost was 3.0 and 3.1, respectively. The decrease in the risk rating was primarily the result of the net impact of loan originations, loan repayments, continued improvement in property-level operating performance, and improving economic trends in local markets following the initial onset of the COVID-19 pandemic in March 2020.

For changes in risk ratings during the three months and year ended December 31, 2021, refer to Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Loan Modification Activity

The economic and market disruptions caused by COVID-19 have adversely impacted the financial condition of many of our borrowers. These impacts have and may differ in timing, duration and magnitude depending on factors such as property type and geography. We have experienced a small number of delinquencies and defaults, but we cannot be certain that delinquencies and defaults will not increase in the future.

Loan modifications and amendments are commonplace in the transitional lending business. COVID-induced modifications caused an increase in the number and volume of short-term modifications immediately following the onset of COVID-19, but have since subsided. Loan modifications implemented by us since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity, in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and/or an increase in the loan coupon. By contrast, loan modifications in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving or reducing debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to us.

As of December 31, 2021, we had 14 loan modifications outstanding related to loans with an unpaid principal balance of $1.4 billion. Under GAAP, none of these loan modifications are considered troubled debt restructurings.

Loan modification activity from April 1, 2020 through December 31, 2021 is summarized in the following table (dollars in thousands):

As of December 31, 2021
Executed loan modifications	34
Expired loan modifications(1)	(20)
Outstanding loan modifications	14

Unpaid principal balance of outstanding loan modifications	$1,354,531

Accrued PIK interest	$6,213
Repayments of accrued PIK interest	(2,152)
Write-off of accrued PIK interest	(1,033)
Outstanding accrued PIK interest	$3,028

(1)

Includes an amendment and simultaneous assignment of an existing first mortgage loan by a third-party purchaser of the property securing the loan. This transaction was treated as an extinguishment of the existing loan and origination of a new loan under GAAP. Also includes the sale, at no gain or loss, of a mezzanine loan related to a contiguous first mortgage loan held by us.

During the three months ended December 31, 2021, we executed three loan modifications with three borrowers. As of December 31, 2021, the loans to which the loan modifications relate had an aggregate commitment amount of $410.1 million and an aggregate unpaid principal balance of $401.8 million. None of the loan modifications triggered the accounting requirements of a troubled debt restructuring. In connection with these modifications, borrowers infused $0.7 million to replenish reserves. All of the modified loans are performing as of December 31, 2021. No PIK interest on an existing modified loan was accrued and added to the outstanding loan principal during the three months ended December 31, 2021. As of December 31, 2021, the total amount of PIK interest in the portfolio was $3.0 million with respect to five loans.

We continue to work with our borrowers to address the circumstances caused by COVID-19 while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.

Allowance for Credit Losses

Our allowance for credit losses is influenced by the size of our loan portfolio, loan quality, risk rating, delinquency status, historic loss experience and other conditions influencing our loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended December 31, 2021, we recorded a decrease of $8.8 million to our allowance for credit losses, of which $8.2 million was the partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes). For the year ended December 31, 2021, we recorded a decrease of $16.6 million to our allowance for credit losses primarily due to (1) shifts in the composition of our loan portfolio, by property type (2) loan originations, repayments, and sales, and (3) the partial write-off of a non-performing retail loan held for investment (which write-off constituted a partial worthlessness deduction for income tax purposes). An improving macroeconomic outlook and normalizing commercial real estate capital markets activity also contributed to the reduction in our allowance for credit losses during the year ended December 31, 2021. While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, we selected our macroeconomic outlook to address this uncertainty, made specific forward-looking valuation adjustments to the inputs of our calculation to reflect variability in the timing, strength and breadth of an economic recovery, and the unknown post-COVID levels of economic activity that may result.

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

Investment Portfolio Financing Arrangements

Our portfolio financing arrangements during the years ended December 31, 2021 and December 31, 2020 included collateralized loan obligations, secured credit agreements, a mortgage loan payable, and a non-consolidated senior interest. The increase in total indebtedness as of December 31, 2021 is primarily due to the closing of TRTX 2021-FL4, a $1.25 billion CLO, on March 31, 2021. TRTX 2021-FL4 has a weighted average advance rate of 83.0% and increased our total loan indebtedness and our non-mark-to-market financing, which at December 31, 2021 represented 70.4% of our total loan portfolio borrowings (including non-consolidated senior interests). In connection with TRTX 2021-FL4, we placed $1.04 billion (principal amount) of investment grade-rated notes with institutional investors. See Note 6 to our consolidated financial statements included in this Form 10-K for details.

The following table details the aggregate outstanding principal balances of our investment portfolio financing arrangements as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Outstanding Principal Balance
	December 31, 2021	December 31, 2020
Collateralized loan obligations	$2,555,988	$1,834,760
Secured credit facilities - loans	1,166,211	1,522,859
Mortgage loan payable	—	50,000
Total indebtedness(1)(2)	$3,722,199	$3,407,619

(1)	Excludes a non-consolidated senior interest outstanding as of December 31, 2021 and December 31, 2020 with a total loan commitment of $132.0 million.
(2)	Excludes deferred financing costs of $14.3 million and $18.9 million as of December 31, 2021 and December 31, 2020, respectively.

Non-mark-to-market financing sources accounted for 70.4% of our total loan portfolio borrowings as of December 31, 2021, an increase of 6.9%, from 63.5% as of December 31, 2020. The remaining 29.6% of our loan portfolio borrowings, which are comprised primarily of our seven secured credit facilities, are subject to credit marks, and in only one instance to credit and spread marks. The following table summarizes our loan portfolio borrowings as of December 31, 2021 (dollars in thousands):

					Outstanding Principal Balance
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date	Non-mark-to-market	Mark-to-market	Total
Secured credit facilities
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24	$—	$96,320	$96,320
Wells Fargo(1)	Credit	25.0%	04/18/22	04/18/24	—	570,216	570,216
Barclays	Credit	25.0%	08/13/22	08/13/23	—	23,314	23,314
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23	—	180,731	180,731
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25	—	109,477	109,477
US Bank	Credit	25.0%	07/09/22	07/09/24	—	33,982	33,982
Bank of America(2)	Credit	25.0%	09/29/22	09/29/22	—	128,625	128,625
Institutional financing(3)	Credit	25.0%	10/30/23	10/30/25	23,546	—	23,546
					23,546	1,142,665	1,166,211

Collateralized loan obligations
TRTX 2018-FL2	None	n.a	11/29/37	11/29/37	600,031	—	600,031
TRTX 2019-FL3	None	n.a	10/01/34	10/01/34	918,457	—	918,457
TRTX 2021-FL4	None	n.a	03/31/38	03/31/38	1,037,500	—	1,037,500
					2,555,988	—	2,555,988

Non-consolidated senior interests	None	n.a	04/28/22	06/28/25	132,000	—	132,000
Total indebtedness					$2,711,534	$1,142,665	$3,854,199
Percentage of total indebtedness					70.4%	29.6%	100.0%

(1)	On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(2)

Effective February 1, 2022 the Company modified its financing arrangement for one loan that is pledged to the credit facility, reducing its borrowing by $9.4 million and extending its term on a non-mark-to-market basis through March 31, 2022.

(3)	The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Facilities

As of December 31, 2021, aggregate borrowings outstanding under our secured credit facilities totaled $1.2 billion, relating solely to our loan investment portfolio. As of December 31, 2021, the overall weighted average interest rate was LIBOR plus 1.8% per annum, the weighted average interest rate for borrowings with mark-to-market provisions was 1.7%, the weighted average interest rate for borrowings with no current mark-to-market provisions was 4.5%, and the overall weighted average advance rate was 76.1%. As of December 31, 2021, outstanding borrowings under these facilities had a weighted average term to extended maturity of 2.2 years assuming the exercise of all extension options and term out provisions. These secured credit facilities are 25.0% recourse to Holdco.

The following table details our secured credit facilities as of December 31, 2021 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(3)	Available capacity(2)	Interest rate	Extended maturity(4)
Goldman Sachs	$250,000	$158,177	79.7%	$101,396	$96,320	$5,076	$148,604	L+ 2.00%	08/19/24
Wells Fargo(5)	750,000	779,791	79.6	576,961	570,216	6,745	173,039	L+ 1.60%	04/18/24
Barclays	750,000	41,294	58.2	23,520	23,314	206	726,480	L+ 1.55%	08/13/23
Morgan Stanley	500,000	255,125	75.9	193,257	180,731	12,526	306,743	L+ 1.99%	05/04/23
JP Morgan	400,000	200,148	71.7	145,242	109,477	35,765	254,758	L+ 1.66%	10/30/25
US Bank	44,730	59,060	70.0	33,982	33,982	—	10,748	L+ 1.40%	07/09/24
Bank of America(6)	128,625	183,750	70.0	128,625	128,625	—	—	L+ 1.75%	09/29/22
Institutional financing	249,546	42,390	60.0	23,546	23,546	—	226,000	L+ 4.50%	10/30/25
Subtotal / weighted average - loans	$3,072,901	$1,719,735	76.1%	$1,226,529	$1,166,211	$60,318	$1,846,372	L+ 1.77%

(1)	Commitment amount represents the largest amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the commitment amount less the approved borrowings which amount is available to be borrowed provided we pledge and the lender approves additional collateral assets.
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

(5)	On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(6)

Effective February 1, 2022 the Company modified its financing arrangement for one loan that is pledged to the credit facility, reducing its borrowing by $9.4 million and extending its term on a non-mark-to-market basis through March 31, 2022.

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

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the asset purchase price, the maximum advance rate, the interest rate and the market value of the asset. A trade confirmation will also include benchmark interest rate transition language that complies with the current standards as set forth by the ARRC in its 2021 recommendations. For transactions under our secured credit facilities, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset. For loan assets which involve future funding obligations of ours, the transaction may provide for the lender to fund portions (for example, pro rata per the maximum advance rate of the related transaction) of such future funding obligations. The trade confirmation can also set forth loan-specific margin maintenance provisions, described below.

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

As of December 31, 2021, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit facilities taken as a whole) was 23.9% compared to 30.7% as of December 31, 2020.

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

Collateralized Loan Obligations

As of December 31, 2021, we had three collateralized loan obligations, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2, totaling $2.6 billion, financing 43 existing first mortgage loan investments totaling $3.2 billion, and holding $0.2 million of cash for investment in eligible loan collateral. As of December 31, 2021, our CLOs provide low cost, non-mark-to-market, non-recourse financing for 66.7% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR or SOFR plus 1.5%, have a weighted average advance rate of 80.9%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in its capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to the Compounded Secured Overnight Financing Rate (“Compounded SOFR”) plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 indenture and the recommendation of the ARRC. The designated transaction representative further determined that Compounded SOFR for any interest accrual period is the “30-Day Average SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. Compounded SOFR was determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two Compounded SOFR Business Days.

On October 1, 2021, based on an ARRC recommendation and the terms of the FL3 indenture, the designated transaction representative further determined that the benchmark index interest rate for bondholders under FL3 was converted from Compounded SOFR plus a benchmark replacement adjustment of 11.448 basis points to Term SOFR plus a benchmark replacement adjustment of 11.448 basis points on the first day of the most recent calendar quarter (October 1, 2021, effective for the three months ended December 31, 2021 and in future periods). As of December 31, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 were indexed to Term SOFR, creating a difference between benchmark interest rates (a basis difference) for FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the FL3 mortgage assets to Term SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make its determination taking into account the loan portfolio as a whole. The transition to Term SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

During the three months ended December 31, 2021, we utilized the reinvestment feature in TRTX 2021-FL4 five times and TRTX 2019-FL3 once, recycling loan unpaid principal balances of $87.0 million and $4.3 million, respectively. During the three months ended September 30, 2021, we utilized the reinvestment feature in TRTX 2021-FL4 five times and TRTX 2019-FL3 three times, recycling loan unpaid principal balances of $178.2 million and $189.6 million, respectively. During the three months ended June 30, 2021, we utilized the reinvestment feature in TRTX 2021-FL4 two times, recycling loan unpaid principal balances of $77.2 million, and fully invested $308.9 million in the FL4 Ramp-Up Account available to purchase eligible collateral interests.

The reinvestment periods for TRTX 2019-FL3 and TRTX 2018-FL2 ended on October 11, 2021 and December 11, 2020, respectively. See Note 6 to our consolidated financial statements included in this Form 10-K for details about our CLO reinvestment feature.

Mortgage Loan Payable

We were, through a special purpose entity subsidiary, a borrower under a $50.0 million mortgage loan secured by the REO Property. Refer to Note 5 to our consolidated financial statements included in this Form 10-K for additional information. This mortgage loan was provided by an institutional lender, had an initial maturity date of December 15, 2021, and included an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. This mortgage loan permitted partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount for the respective parcel. The loan had an interest rate of LIBOR plus 4.50% and was subject to a LIBOR interest rate floor and cap of 0.50%. We posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term.

During the three months ended December 31, 2021, we repaid the Mortgage Loan Payable, recovered the unexpended portion of the pre-funded cash interest reserve of $0.6 million, and recognized $0.6 million of unamortized deferred financing costs in Interest Expense on our consolidated statement of income (loss) and comprehensive income (loss).

 Non-Consolidated Senior Interests

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of December 31, 2021, we retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $35.0 million, and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interests outstanding as of December 31, 2021 (dollars in thousands):

Non-consolidated senior interests	Count	Guarantee	Loan commitment	Principal balance	Amortized cost	Weighted average credit spread(1)	Weighted average term to extended maturity
Senior loan sold or co-originated	1	None	$132,000	$132,000	n.a.	L+ 4.3%	6/28/2025
Retained mezzanine loan	1	None	35,000	35,000	34,960	L+ 10.3%	6/28/2025
Total loan	2		$167,000	$167,000		L+ 5.5%	6/28/2025

(1)	Loan commitment used as a basis for computation of weighted average credit spread.

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

Financial Covenant relating to the Series B Preferred Stock

For as long as the Series B Preferred Stock was outstanding, we were required to maintain a debt-to-equity ratio not greater than 3.0 to 1.0. For the purpose of determining this ratio, the aggregate liquidation preference of the outstanding shares of Series B Preferred Stock was excluded from the calculation of total indebtedness of the Company and its subsidiaries, and was included in the calculation of total stockholders’ equity. On June 16, 2021, we redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock. As of December 31, 2021, we did not have any shares of Series B Preferred Stock outstanding and this covenant no longer applied.

Financial Covenant Compliance

We were in compliance with all financial covenants for our secured credit facilities and mortgage loan payable to the extent of outstanding balances as of December 31, 2021 and December 31, 2020, and were in compliance with the financial covenant relating to the Series B Preferred Stock as of December 31, 2020.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Debt-to-equity ratio(1)	2.36x	2.44x
Total leverage ratio(2)	2.45x	2.54x

(1)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, and mortgage loan payable (if any), less cash, to (ii) total stockholders’ equity, at period end.

(2)

Represents (i) total outstanding borrowings under financing arrangements, net, including collateralized loan obligations, secured credit facilities, and mortgage loan payable (if any), plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2021, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 2.0% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that vary based on the relative proportion of floating rate assets and liabilities.

The following table details the net floating rate exposure of our loan portfolio, including loans held for investment and one loan held for sale, as of December 31, 2021 (dollars in thousands):

Net exposure
December 31, 2021
Floating rate mortgage loan assets(1)	$4,919,343
Floating rate mortgage loan liabilities(1)(2)	(3,722,199)
Total floating rate mortgage loan exposure, net	$1,197,144

(1)

Floating rate mortgage loan assets and liabilities (with the exception of TRTX-2019 FL3 liabilities and Bank of America secured credit agreement borrowings which are indexed to Term SOFR as of December 2021) are indexed to LIBOR. The net exposure to the underlying benchmark interest rate is directly correlated to our assets indexed to the same rate.

(2)	Floating rate liabilities include secured credit facilities and collateralized loan obligations.

With the cessation of LIBOR expected to occur effective June 30, 2023, we continue to evaluate the documentation and control processes associated with our assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps through June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it does occur. We will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that our assets and liabilities generally remain match-indexed following this event. While we generally seek to match index our assets and liabilities, there is likely to be a transition period as different underlying assets and sources of financing may transition from LIBOR to an alternative index at different times.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the three months ended December 31, 2021 and September 30, 2021 (dollars in thousands):

	For the three months ended,
	December 31, 2021			September 30, 2021
	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,752,923	$58,951	5.0%	$4,795,533	$58,827	4.9%
Retained mezzanine loans	34,950	1,162	13.3%	34,789	1,157	13.3%
Core interest-earning assets	$4,787,873	$60,113	5.0%	$4,830,322	$59,984	5.0%

Interest-bearing liabilities:
Collateralized loan obligations	2,647,842	13,096	2.0%	2,765,565	13,857	2.0%
Secured credit agreements	1,070,108	7,364	2.8%	943,536	6,412	2.7%
Mortgage loan payable	16,667	1,345	2.0%	50,000	710	5.7%
Total interest-bearing liabilities	$3,734,617	$21,805	2.3%	$3,759,101	$20,979	2.2%
Net interest income(3)		$38,308			$39,005

Other Interest-earning assets:
Cash equivalents	$46,046	$4	0.0%	$46,046	$3	0.0%
Accounts receivable from servicer/trustee	54,061	1	0.0%	54,061	2	0.0%
Total interest-earning assets	$4,887,980	$60,118	4.9%	$4,930,429	$59,989	4.9%

(1)	Based on carrying value for loans held for investment and interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense, and financing costs and the corresponding weighted average yields for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	For the year ended,
	December 31, 2021			December 31, 2020
	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Avg. amortized cost / carrying value(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,696,942	$235,638	5.0%	$4,921,055	$272,327	5.5%
Retained mezzanine loans	34,209	4,523	13.2%	25,618	3,372	13.2%
CRE debt securities(3)	—	—	—	197,247	7,973	4.0%
Core interest-earning assets	$4,731,151	$240,161	5.1%	$5,143,920	$283,672	5.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,612,455	$48,912	1.9%	$1,831,086	$42,661	2.3%
Secured credit agreements	1,049,949	32,681	3.1%	1,973,514	59,119	3.0%
Mortgage loan payable	41,667	3,497	8.4%	16,667	—	0.0%
Asset-specific financings	—	—	—	70,510	5,457	7.7%
Secured revolving credit agreement	—	—	—	21,734	—	0.0%
Total interest-bearing liabilities	$3,704,071	$85,090	2.3%	$3,913,511	$107,237	2.7%
Net interest income(4)		$155,071			$176,435

Other Interest-earning assets:
Cash equivalents	$150,685	$19	0.0%	$202,843	$425	0.2%
Accounts receivable from servicer/trustee	90,662	5	0.0%	42,682	47	0.1%
Total interest-earning assets	$4,972,498	$240,185	4.8%	$5,389,445	$284,144	5.3%

(1)	Based on carrying value for loans held for investment, amortized cost for CRE debt securities and carrying value for interest-bearing liabilities. Calculated balances as the month-end averages.
(2)	Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)	Reflects the sale of the entire existing CRE Debt securities portfolio during March and April of 2020.
(4)

Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income (loss) and comprehensive income (loss).

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands, except per share data):

	For the year ended December 31,		Variance
	2021	2020	2021 vs 2020
INTEREST INCOME
Interest Income	$240,161	$283,672	$(43,511)
Interest Expense	(85,090)	(107,237)	22,147
Net Interest Income	$155,071	$176,435	$(21,364)
OTHER REVENUE
Other Income, net	560	537	23
Total Other Revenue	560	537	23
OTHER EXPENSES
Professional Fees	4,835	8,970	(4,135)
General and Administrative	4,392	3,597	795
Stock Compensation Expense	5,763	5,768	(5)
Servicing and Asset Management Fees	1,608	1,239	369
Management Fee	21,519	20,767	752
Total Other Expenses	38,117	40,341	(2,224)
Securities Impairments	—	(203,397)	203,397
Gain on Sale of Real Estate Owned, net	15,790	—	15,790
Credit Loss Benefit (Expense)	6,310	(69,755)	76,065
Income (Loss) Before Income Taxes	139,614	(136,521)	276,135
Income Tax Expense, net	(1,064)	(305)	(759)
Net Income (Loss)	$138,550	$(136,826)	$275,376
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(19,911)	(15,517)	(4,394)
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—	(22,485)
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	(25,449)	(3,189)	(22,260)
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$70,705	$(155,532)	$226,237
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on CRE Debt Securities	—	(1,051)	1,051
Comprehensive Net Income (Loss)	$138,550	$(137,877)	$276,427
Earnings (Loss) per Common Share, Basic(1)	$0.92	$(2.03)	$2.95
Earnings (Loss) per Common Share, Diluted(1)	$0.87	$(2.03)	$2.90
Dividends Declared per Common Share	$0.95	$1.21	$(0.26)

(1)

Basic and diluted earnings (loss) per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings (loss) per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of quarterly earnings (loss) per common share amounts may not agree to the total for the year ended December 31, 2021 and December 31, 2020.

Comparison of the Years Ended December 31, 2021 and 2020

Net Interest Income

Net interest income decreased to $155.1 million, during the year ended December 31, 2021 compared to $176.4 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was primarily due to a decline in our average interest earning asset base of $412.8 million, compared to the year ended December 31, 2020. Additionally, our loan portfolio weighted average all-in yield and weighted average interest rate floors declined from 5.3% and 1.66% as of December 31, 2020 to 4.8% and 1.10% as of December 31, 2021, respectively, resulting in a lower net interest margin for the year ended December 31, 2021.

Other Expenses

Other expenses decreased $2.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $4.1 million decrease in professional fees (legal, accounting and advisory fees) from those incurred during the year ended December 31, 2020. We incurred higher professional fees during the year ended December 31, 2020 in connection with our response to COVID-19.

Credit Loss Benefit (Expense)

For the year ended December 31, 2021, we recorded a credit loss benefit of $6.3 million, compared to a credit loss expense of $69.8 million during the year ended December 31, 2020, a decrease of $76.1 million. The year-over-year change in credit loss expense of $76.1 million is primarily due to (1) $17.0 million from positive macroeconomic data and improved operating performance of the underlying collateral for many of our loans in 2021 that were adversely impacted by COVID-19 in 2020, (2) $14.7 million related to the reversal of individually assessed loans, and (3) $63.4 million as a result of the onset of COVID-19 recognized during the three months ended March 31, 2020, offset by an increase of $19.0 million due to (1) an increase of $11.4 million and $9.7 million for loan originations and sales, respectively, and (2) a decrease of $2.1 million for loan repayments.

Gain on Sale of Real Estate Owned, net

During the year ended December 31, 2021, we sold 10 acres of REO Property generating net cash proceeds of $54.4 million and a gain on sale of $15.8 million. We did not sell any real estate owned during the year ended December 31, 2020.

Securities Impairments

We have owned no CRE debt securities since April 2020. Thus, we had no securities impairments for the year ended December 31, 2021, compared to $203.4 million for the year ended December 31, 2020. Securities impairments for the year ended December 31, 2020 include losses on sales of CRE debt securities of $36.2 million and an impairment charge of $167.3 million, offset by a realized gain on sale of $0.1 million related to one CRE debt security owned at March 31, 2020.

Dividends Declared Per Common Share

During the year ended December 31, 2021, we declared cash dividends of $0.95 per common share, or $73.8 million. During the year ended December 31, 2020, we declared cash dividends of $1.21 per common share, or $93.6 million.

Unrealized Gain (Loss) on CRE Debt Securities

Other comprehensive income (loss) decreased $1.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is due to the reversal of unrealized gains recognized during the year ended December 31, 2020, and no holdings of CRE debt securities in 2021.

Income Tax Expense

Income tax expense increased $0.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the excess inclusion income (“EII”) generated by certain of our CRE CLOs as a result of a sharp decline in LIBOR after issuance, loans with high interest rate floors, and liabilities largely unfloored with respect to LIBOR or SOFR. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 10 to our consolidated financial statements included in this Form 10-K for details.

Series B Preferred Stock Redemption Make-Whole Payment

During the year ended December 31, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock equaling the present value of all remaining dividend payments due on such shares from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. See Note 13 to our consolidated financial statements included in this Form 10-K for additional details.

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs

During the year ended December 31, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated the accretion and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs of $22.5 million. See Note 13 to our consolidated financial statements included in this Form 10-K for additional details.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of December 31, 2021, we had outstanding 77.2 million shares of our common stock representing $1.3 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.7 billion of outstanding borrowings used to finance our investments and operations.

See Notes 6 and 7 to our consolidated financial statements included in this Form 10-K for details regarding our borrowings under secured credit facilities, collateralized loan obligations, and mortgage loan payable

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit facilities and capacity in our collateralized loan obligations available for reinvestment, which are set forth in the following table for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Cash and cash equivalents	$260,635	$319,669
Secured credit facilities	60,319	22,766
Collateralized loan obligation proceeds held at trustee	204	121
Total	$321,158	$342,556

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the year ended December 31, 2021, loan repayments and loan sales totaled $1.4 billion. Additionally, as of December 31, 2021 we held unencumbered loan investments with an aggregate unpaid principal balance of $128.1 million that are eligible to pledge under our existing financing arrangements.

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

Uses of Liquidity

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.7 billion of outstanding borrowings under secured credit facilities and collateralized loan obligations, $487.8 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows

Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities. The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the year ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Cash flows provided by operating activities	$132,167	$132,085
Cash flows (used in) provided by investing activities	(342,898)	964,585
Cash flows provided by (used in) financing activities	152,101	(856,668)
Net change in cash, cash equivalents, and restricted cash	$(58,630)	$240,002

Operating Activities

During the year ended December 31, 2021, cash flows provided by operating activities totaled $132.2 million primarily related to net interest income, offset by operating expenses. During the year ended December 31, 2020, cash flows provided by operating activities totaled $132.1 million primarily related to net interest income, offset by operating expenses.

Investing Activities

During the year ended December 31, 2021, cash flows used in investing activities totaled $342.9 million primarily due to new loan originations of $1.6 billion, advances on existing loans of $144.6 million, offset by loan repayments of $1.2 billion, and proceeds from sales of loans of $145.7 million. Cash flows provided by investing activities during the year ended December 31, 2020 totaled $964.6 million primarily due to repayments on loans held for investment of $819.8 million, sale of CRE debt securities totaling $766.4 million and proceeds from sale of loans of $131.9 million, offset by new loan originations and purchases of CRE debt securities of $520.5 million and advances on existing loans of $233.0 million.

Financing Activities

During the year ended December 31, 2021, cash flows provided by financing activities totaled $152.1 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion, proceeds from the issuance of Series C Preferred Stock of $194.4 million, offset by payments on secured financing agreements of $1.4 billion, payments related to the redemption of Series B Preferred Stock of $247.5 million, and payment of dividends on our common stock and preferred stock of $98.3 million. During the year ended December 31, 2020, cash flows used in financing activities totaled $856.7 million primarily due to payments on secured financing agreements of $2.3 billion and payment of dividends on our common stock, Series A preferred stock and Series B Preferred Stock of $111.6 million, offset by additional proceeds from secured financing agreements of $1.2 billion, and the issuance of  Series B Preferred Stock and Warrants of $225.0 million.

During the period from March 1, 2020 to March 31, 2020, we received margin call notices with respect to borrowings against our CRE CLO securities investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. As of March 31, 2020, unpaid margin calls totaled $19.0 million, which were satisfied in April 2020 through cash proceeds from bond sales and increases in market value. During the quarter ended June 30, 2020, prior to making the voluntary deleveraging payments described below, we satisfied one margin call aggregating $20.0 million in connection with our secured credit agreements financing our loan investments by pledging a previously unencumbered loan investment.

On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to all six of our secured credit agreement lenders and our one secured credit facility lender that provide financing for certain of our first mortgage loan investments in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. When these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence persists or resurges, we may be required to post cash collateral in connection with our secured credit agreements secured by our mortgage loan investments, with the exception of one financing arrangement with a margin call holiday through October 30, 2022. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2021 were as follows (dollars in thousands):

		Payment Timing
	Total Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$487,773	$153,822	$196,943	$137,008	$—
Collateralized loan obligations—principal(2)	2,555,988	251,966	1,406,937	897,085	—
Secured credit facilities—principal(3)	1,166,211	128,625	1,037,586	—	—
Collateralized loan obligations—interest(4)	117,881	41,956	59,546	16,379	—
Secured credit facilities—interest(4)	42,696	21,576	21,120	—	—
Total	$4,370,549	$597,945	$2,722,132	$1,050,472	$—

(1)	The allocation of our unfunded loan commitments for our loans held for investment portfolio is based on the earlier of the commitment expiration date and the loan maturity date.
(2)	Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)

The allocation of secured debt agreements is based on the extended maturity date for those credit facilities where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.

(4)

Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of December 31, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and related liabilities are indexed to LIBOR (with the exception of TRTX-2019 FL3 liabilities and Bank of America secured credit agreement borrowings which are indexed to SOFR as of December 2021).

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

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the year ended December 31, 2021. See Note 11 to our consolidated financial statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. In 2017, the IRS issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e. dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On November 30, 2021, the IRS issued another revenue procedure which temporarily reduces (through June 30, 2022) the minimum amount of the total distribution that must be available in cash to 10%. Pursuant to these revenue procedures, we may elect to make future distributions of our taxable income in a mixture of stock and cash.

Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described above. See Note 10 to our consolidated financial statements included in this Form 10-K for additional details.

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

For additional details regarding the offering of Series C Preferred Stock, see Note 13 to our consolidated financial statements included in this Form 10-K.

Issuance of Series B Preferred Stock and Warrants to Purchase Common Stock

On May 28, 2020, we entered into an Investment Agreement with an affiliate of Starwood Capital Group Global II, L.P. (the “Purchaser”), under which we agreed to issue and sell to the Purchaser up to 13 million shares of Series B Preferred Stock and Warrants to purchase, in the aggregate, up to 15 million shares (subject to adjustment) of our Common Stock, for an aggregate cash purchase price of up to $325.0 million. Such purchases were permitted to occur in up to three tranches prior to December 31, 2020. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. The Purchaser acquired the first tranche pursuant to the Investment Agreement, consisting of 9.0 million shares of Series B Preferred Stock and Warrants to purchase up to 12.0 million shares of Common Stock, for an aggregate price of $225.0 million. We allowed the option to issue additional shares of Series B Preferred Stock to expire unused.

On June 16, 2021, we redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of $247.5 million. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date. As a result of the redemption, dividends will no longer accrue or be declared on any shares of Series B Preferred Stock, and no shares of Series B Preferred Stock remain outstanding. In connection with the redemption, we made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million, the amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. This make-whole payment is recorded as Series B Preferred Stock Redemption Make-Whole Payment on our consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. Additionally, we accelerated the accretion of approximately $22.5 million related to the remaining unamortized discount, which was included in Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs on our consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

None of the Warrants had been exercised as of December 31, 2021.

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of December 31, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold pursuant to the equity distribution agreement during the year ended December 31, 2021. For the year ended December 31, 2020, we sold 0.6 million shares of common stock pursuant to the equity distribution agreement at a weighted average price per share of $20.53, generating gross proceeds of $12.9 million. We paid commissions totaling $0.2 million.

Dividends

Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of our Series B Preferred Stock at the rate of 11.0% per annum of the $25.00 per share liquidation preference and to the holders of our Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock, in each case, to the extent outstanding. We intend to distribute each year substantially all our taxable income to our stockholders to comply with the REIT provisions of the Internal Revenue Code. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On December 13, 2021, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the fourth quarter of 2021. The Board of Directors also declared and approved an additional, non-recurring special cash dividend of $0.07 per share of common stock, or $5.5 million in the aggregate, attributable to the Company’s estimated 2021 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividends were paid on January 25, 2022 to holders of record of our common stock as of December 29, 2021.

On December 9, 2021, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2021. The Series C Preferred Stock dividend was paid on December 30, 2021 to the preferred stockholders of record as of December 20, 2021.

For the years ended December 31, 2021 and 2020, common stock and Class A common stock dividends in the amount of $73.8 million and $93.6 million, respectively, were declared and approved.

For the year ended December 31, 2021, Series C Preferred Stock dividends in the amount of $6.9 million were approved and paid. No Series C Preferred Stock dividends were approved and paid in 2020, as the Series C Preferred Stock was not issued until June 2021.

For the years ended December 31, 2021 and 2020, Series B Preferred Stock dividends in the amount of $12.3 million and $14.7 million, respectively, were approved and paid.

As of December 31, 2021 and 2020, common stock dividends of $24.2 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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

Critical Accounting Policies and Use of Estimates

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

During 2021, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

Revenue Recognition

Interest income on loans is accrued using the interest method based on the contractual terms of the loan, adjusted for expected or realized credit losses, if any. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by us or a co-lender in connection with a loan refinancing, or if timely collection of principal and interest is doubtful. Prepayment penalties from borrowers are recognized as interest income when received. Certain of our loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation in the value of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of our loan investments have in the past, and may in the future, provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless we conclude eventual collection is unlikely, in which case the PIK interest is written off.

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

As of December 31, 2021, one of our loans secured by a retail property was on non-accrual status due to a borrower default during the fourth quarter of 2020. The amortized cost of the loan was $23.0 million.

Credit Losses

As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment, and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectable accrued interest receivable in a timely manner pursuant to our non-accrual policy, described above.

We consider key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of our loans are sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in our commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; mixed-use; condominium; and retail.

Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in an entity that owns real estate. We regularly evaluate on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. We also evaluate the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

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

1 - Outperform—Exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;

2 - Meets or Exceeds Expectations—Collateral performance meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;

3 - Satisfactory—Collateral performance meets or is on track to meet underwriting; business plan is met or can reasonably be achieved;

4 - Underperformance—Collateral performance falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5 - Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; the loan is in default or substantially in default; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.

We generally assign a risk rating of “3” to all loans originated during the most recent quarter, except in the case of specific circumstances warranting an exception.

Our CECL reserve also reflects an estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing the loans. These estimations include unemployment rates, inflation rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty. The actual economic conditions impacting our loan portfolio could vary significantly from the estimates made for the periods presented.

Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, our ability to estimate key inputs for estimating the allowance for credit losses remains materially and adversely impacted. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: a loss-given-default (“LGD”) model-based approach utilized for substantially all of our loans; and an individually-assessed approach for loans that we conclude are ill-suited for use in the model-based approach, or are individually-assessed based on accounting guidance contained in the CECL framework. Estimates made by use are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion of our methodologies.

Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. As of December 31, 2021, we held $4.9 billion of loans measured at amortized cost with expected future funding commitments of $487.8 million. We recognized a net credit loss benefit of $6.3 million during the year ended December 31, 2021. The credit loss allowance was $46.2 million as of December 31, 2021.

See Note 2 to our Consolidated Financial Statements included in this Form 10-K for a listing and description of our significant accounting policies.

Subsequent Events

The following events occurred subsequent to December 31, 2021:

•	We closed, or are in the process of closing, nine first mortgage loans with a total loan commitment amount of $543.8 million and initial fundings of $485.2 million.
•

On February 9, 2022, we extended the initial maturity date of our $750.0 million secured credit facility with Wells Fargo Bank from April 18, 2022 to April 18, 2025, and reduced the total commitment to $500.0 million with an option to increase the facility to $1.0 billion upon our request and standard lender approval rights.

•

On February 16, 2022, we closed TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, a two-year reinvestment period, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs.

•

On February 17, 2022, we redeemed TRTX 2018-FL2, which at its redemption had $600.0 million of investment-grade bonds outstanding. The 17 loans or participation interests therein with an aggregate unpaid principal balance of $805.7 million held by the trust were refinanced in part by the issuance of TRTX 2022-FL5 and in part with the expansion of an existing secured credit agreement. In connection with the redemption of TRTX 2018-FL2, we exercised an option under our existing secured credit agreement with Goldman, Sachs & Co. to increase the commitment amount to $500.0 million from $250.0 million, pledge additional collateral with an aggregate unpaid principal balance of $463.8 million, borrow an additional $359.1 million, and leave unchanged the fully-extended maturity date of August 19, 2024.

•

On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide short-term funding of up to 180 days for newly-originated loans and existing loans. The credit facility has a 3-year term and an interest rate of an ARRC-compliant benchmark plus 2.00%.

Loan Portfolio Details

The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of December 31, 2021 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination / acquisition date(2)	Total loan		Principal balance	Amortized cost(3)	Credit spread(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)		Risk rating(8)
First Mortgage Loans(1)
1	Senior Loan	08/21/19	290.8		288.6	288.3	L+1.6%	L +1.8%	Floating	09/09/24	New York, NY	Office	Light Transitional	$574 Sq ft	65.2%	(12)	3
2	Senior Loan	08/07/18	223.0		180.2	179.8	L+3.4%	L +3.6%	Floating	08/09/24	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%		3
3	Senior Loan	05/05/21	215.0		123.9	123.3	L+3.9%	L +4.1%	Floating	05/09/26	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%		3
4	Senior Loan	12/19/18	210.0		189.7	189.7	L+3.6%	L +4.0%	Floating	01/09/24	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%		2
5	Senior Loan	09/18/19	190.0	(11)	188.1	188.1	L+2.9%	L +3.2%	Floating	03/09/23	New York, NY	Office	Moderate Transitional	$859 Sq ft	65.2%		3
6	Senior Loan	07/20/21	188.0		187.0	187.0	L+3.4%	L +3.6%	Floating	08/09/26	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%		3
7	Senior Loan	06/28/18	188.0		183.8	183.8	L+3.7%	L +4.0%	Floating	03/09/22	Philadelphia, PA	Office	Bridge	$176 Sq ft	73.6%		4
8	Senior Loan	09/29/17	173.3		168.4	168.4	L+4.3%	L +4.7%	Floating	10/09/22	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%		2
9	Senior Loan	10/12/17	165.0		165.0	165.0	L+4.5%	L +4.8%	Floating	11/09/22	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%		4
10	Senior Loan	05/15/19	143.0		133.7	133.7	L+2.6%	L +2.9%	Floating	05/09/24	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%		3
11	Senior Loan	05/07/21	122.5		118.0	118.0	L+2.9%	L +3.1%	Floating	05/09/26	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%		3
12	Senior Loan	06/14/21	114.0		86.0	86.0	L+3.1%	L +3.4%	Floating	07/09/26	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%		3
13	Senior Loan	11/26/19	113.0		113.7	113.7	L+3.0%	L +3.3%	Floating	12/09/24	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%		4
14	Senior Loan	12/20/18	105.9		100.1	100.1	L+3.3%	L +3.4%	Floating	01/09/24	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%		3
15	Senior Loan	12/18/19	101.0		84.7	84.7	L+2.6%	L +2.8%	Floating	01/09/25	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%		3
16	Senior Loan	12/09/21	96.0		85.6	84.7	L+3.8%	L +4.0%	Floating	12/09/26	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%		3
17	Senior Loan	10/27/21	92.2		76.0	76.0	L+3.3%	L +3.8%	Floating	11/09/26	Nashville, TN	Multifamily	Light Transitional	$143,984 Unit	73.2%		3
18	Senior Loan	06/29/21	90.0		83.3	83.3	L+3.0%	L +3.2%	Floating	07/09/26	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%		3
19	Senior Loan	08/28/19	90.0		82.8	82.5	L+3.1%	L +3.3%	Floating	09/09/24	San Diego, CA	Life Science	Moderate Transitional	$382 Sq ft	67.7%		2
20	Senior Loan	09/29/17	89.5		89.2	89.2	L+3.9%	L +4.2%	Floating	10/09/22	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%		3
21	Senior Loan	03/27/19	88.2		88.5	88.4	L+3.5%	L +3.8%	Floating	04/09/24	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%		3
22	Senior Loan	09/25/20	87.9		78.0	78.0	L+3.0%	L +3.1%	Floating	04/09/25	Brooklyn, NY	Office	Light Transitional	$198 Sq ft	78.4%		4
23	Senior Loan	02/01/17	80.7		80.7	80.7	L+4.7%	L +5.0%	Floating	02/09/23	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%		3
24	Senior Loan	11/30/21	80.0		75.2	74.4	L+3.5%	L +3.8%	Floating	12/09/26	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%		3
25	Senior Loan	08/08/19	76.5		63.0	63.0	L+3.0%	L +3.2%	Floating	08/09/24	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%		3
26	Senior Loan	12/10/19	75.8		59.9	59.9	L+2.6%	L +2.8%	Floating	12/09/24	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%		3
27	Senior Loan	10/12/21	74.0		70.0	70.0	L+5.3%	L +5.9%	Floating	11/09/25	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%		3
28	Senior Loan	09/30/21	69.0		54.0	54.0	L+3.7%	L +4.0%	Floating	10/09/26	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%		3
29	Senior Loan	11/30/21	65.6		52.4	51.8	L+3.4%	L +3.7%	Floating	12/09/26	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%		3
30	Senior Loan	07/16/21	65.2		60.0	59.5	L+3.7%	L +3.9%	Floating	08/09/26	Tampa, FL	Multifamily	Bridge	$264,837 Unit	87.6%		3
31	Senior Loan	06/28/19	63.9		59.1	59.1	L+2.5%	L +2.7%	Floating	07/09/24	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%		3
32	Senior Loan	11/08/19	62.1		62.1	62.1	L+3.9%	L +4.3%	Floating	02/09/22	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%		3
33	Senior Loan	06/25/19	62.0		62.0	62.0	L+3.1%	L +3.3%	Floating	07/09/24	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%		3
34	Senior Loan	12/29/21	60.6		55.0	54.4	L+3.3%	L +3.6%	Floating	01/09/27	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%		3

Loan #	Form of investment	Origination / acquisition date(2)		Total loan	Principal balance	Amortized cost(3)	Credit spread(4)		All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)		Risk rating(8)
35	Senior Loan	01/08/19		59.7	44.9	44.9	L+3.8%		L +4.1%	Floating	02/09/24	Kansas City, MO	Office	Moderate Transitional	$91 Sq ft	74.3%		3
36	Senior Loan	12/18/19		58.8	57.2	57.0	L+2.7%		L +3.0%	Floating	01/09/25	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%		3
37	Senior Loan	06/20/18		55.7	55.7	55.7	L+3.0%		L +3.3%	Floating	07/09/23	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%		3
38	Senior Loan	03/12/20		55.0	50.3	50.1	L+2.7%		L +2.9%	Floating	03/09/25	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%		3
39	Senior Loan	01/22/19		54.0	54.0	54.0	L+3.9%		L +4.1%	Floating	02/09/23	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%		3
40	Senior Loan	01/23/18		53.5	52.9	52.9	L+3.4%		L +3.6%	Floating	02/09/23	Walnut Creek, CA	Office	Bridge	$119 Sq ft	66.9%		2
41	Senior Loan	10/10/19		52.9	50.0	49.8	L+2.8%		L +3.1%	Floating	11/09/24	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%		3
42	Senior Loan	12/17/21		52.1	46.9	46.9	L+3.7%		L +4.1%	Floating	01/09/27	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%		3
43	Senior Loan	10/27/21		51.9	41.4	40.9	L+3.4%		L +3.6%	Floating	11/09/26	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%		3
44	Senior Loan	06/03/21	(13)	51.4	47.5	47.0	L+4.7%		L +4.8%	Floating	06/09/26	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%		3
45	Senior Loan	12/20/17		51.0	51.5	51.5	L+4.0%		L +4.3%	Floating	01/09/23	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%		4
46	Senior Loan	08/26/21		51.0	25.3	24.9	L+4.1%		L +4.4%	Floating	09/09/26	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%		3
47	Senior Loan	03/12/20		50.0	45.7	45.5	L+2.7%		L +2.9%	Floating	03/09/25	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%		3
48	Senior Loan	06/02/21		48.6	42.5	42.1	L+3.8%		L +4.0%	Floating	06/09/26	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%		3
49	Senior Loan	04/06/21		47.0	45.9	45.7	L+3.7%		L +4.0%	Floating	04/09/26	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%		3
50	Senior Loan	09/30/21		45.9	45.9	45.5	L+3.3%		L +3.6%	Floating	10/09/26	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%		3
51	Senior Loan	03/17/21		45.4	40.7	40.3	L+3.3%		L +3.6%	Floating	04/09/26	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%		3
52	Senior Loan	12/21/21		45.0	40.8	40.8	L+3.7%		L +4.1%	Floating	01/09/27	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%		3
53	Senior Loan	03/30/18		43.6	41.6	41.6	L+3.7%		L +3.9%	Floating	04/09/23	Honolulu, HI	Office	Light Transitional	$151 Sq ft	57.9%		3
54	Senior Loan	01/28/19		40.3	40.3	40.2	L+3.0%		L +3.2%	Floating	02/09/24	Dallas, TX	Office	Light Transitional	$208 Sq ft	64.3%		3
55	Senior Loan	03/07/19		39.2	40.4	40.4	L+3.8%		L +4.2%	Floating	03/09/24	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%		4
56	Senior Loan	03/11/19		39.0	39.3	39.3	L+3.4%		L +3.6%	Floating	04/09/24	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%		3
57	Senior Loan	07/15/21		39.0	39.0	38.7	L+3.5%		L +4.0%	Floating	08/09/26	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%		3
58	Senior Loan	06/03/21		36.4	33.9	33.6	L+3.6%		L +3.8%	Floating	06/09/26	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%		2
59	Senior Loan	01/04/18		35.2	30.3	30.3	L+3.4%		L +3.7%	Floating	01/09/23	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%		3
60	Senior Loan	08/11/21		34.5	31.4	31.2	L+3.6%		L +3.9%	Floating	09/09/26	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%		3
61	Senior Loan	05/27/18		33.0	23.0	23.0	L+3.7%		L +3.9%	Floating	06/09/23	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%		5
62	Senior Loan	05/14/21		27.6	22.1	21.9	L+3.2%		L +3.5%	Floating	06/09/26	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%		3
63	Senior Loan	09/13/19		26.7	26.3	26.3	L+2.8%		L +3.0%	Floating	10/09/24	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%		3
64	Senior Loan	10/27/21		24.6	12.7	12.4	L+5.5%		L +5.7%	Floating	11/09/26	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%		3
65	Senior Loan	10/19/16		7.2	7.2	7.2	L+5.1%		L +5.4%	Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$456 Sq ft	49.8%		3
66	Senior Loan	10/19/16		5.4	5.4	5.4	L+5.1%		L +5.4%	Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$490 Sq ft	43.3%		3
67	Senior Loan	10/19/16		3.3	3.3	3.3	L+5.1%		L +5.4%	Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$649 Sq ft	40.7%		3
68	Senior Loan	10/19/16		1.3	1.3	1.3	L+5.1%		L +5.4%	Floating	05/09/22	Manhattan, NY	Condominium	Moderate Transitional	$387 Sq ft	46.6%		3
Subtotal / Weighted Average				5,376.9	4,884.3	4,874.2	L +3.3%	(9)	L +3.6%		2.8 yrs					67.3%		3
Mezzanine Loans
1	Mezzanine Loan	06/28/19		35.0	35.0	35.0	L+10.3%		L +10.8%	3.7	06/28/25	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	(10)	3
Subtotal / Weighted Average				35.0	35.0	35.0	L +10.3%		L +10.8%		3.5 yrs					41.0%		3
Total / Weighted Average				5,411.9	4,919.3	4,909.2	L +3.4%		L +3.7%		2.8 yrs					67.1%		3

(1)	First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 65, 66, 67, and 68 represent 24% pari passu participation interests in whole mortgage loans.
(2)	Date loan was originated or acquired by us, which date has not been updated for subsequent loan modifications.

(3)	Represents unpaid principal balance net of unamortized costs.
(4)	Represents the formula pursuant to which our right to receive a cash coupon on a loan is determined.
(5)

In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2021 for weighted average calculations.

(6)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2021, based on unpaid principal balance, 35.0% of our loans were subject to yield maintenance or other prepayment restrictions and 65.0% were open to repayment by the borrower without penalty.

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

(8)	For a discussion of risk ratings, please see Notes 2 and 3 to our consolidated financial statements included in this Form 10-K.
(9)	Represents the weighted average of the credit spread as of December 31, 2021 for the loans, all of which are floating rate.
(10)	Reflects the total loan amount, including non-consolidated senior interest, allocable to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)	This loan is comprised of a first mortgage loan of $101.0 million and a contiguous mezzanine loan of $89.0 million, of which we own both. Each loan carries the same interest rate.
(12)

Calculated as the ratio of unpaid principal balance as of December 31, 2021 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.

(13)

On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million. This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment Portfolio Risks

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of December 31, 2021, the weighted average interest rate floor for our loan portfolio was 1.10%. As of December 31, 2021, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of December 31, 2021, less than 2.0% of our liabilities do not contain interest rate floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2021, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)	Net exposure		Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
				Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,919,343		Interest income	$3,078	$(7)	$7,320	$(7)	$11,984	$(7)
Floating rate mortgage loan liabilities	(3,722,199)	(2)	Interest expense	(9,306)	3,623	(18,611)	3,623	(27,916)	3,623
Total floating rate mortgage loan exposure, net	$1,197,144		Total change in net interest income	$(6,228)	$3,616	$(11,291)	$3,616	$(15,932)	$3,616

(1)

Floating rate mortgage loan assets and liabilities are indexed to LIBOR (with the exception of TRTX-2019 FL3 liabilities and Bank of America secured credit agreement borrowings which are indexed to SOFR as of December 2021).

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

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. For more information regarding the impact that COVID-19 has had on these risks, see “Risk Factors.”

Operating and Capital Market Risks

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit facilities. We are subject to “margin call” risk under our secured credit facilities. In the event that the value of our assets pledged as collateral suddenly decreases as a result of changes in credit spreads or interest rates, margin calls relating to our secured credit facilities could increase, causing an adverse change in our liquidity position. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Results of Operations—Consolidated Cash Flows—Financing Activities” for information regarding margin calls that we funded during the quarter ended March 31, 2020 in connection with secured credit agreements used to finance our former investments in CRE debt securities. Additionally, if one or more of our secured credit facility counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit facilities as they mature from time to time in the future.

Prior to making our voluntary deleveraging payment during the second quarter of 2020, we satisfied one margin call aggregating $20.0 million in connection with our secured credit facilities financing our debt securities by pledging a previously unencumbered loan investment. On May 28, 2020, we made voluntary deleveraging payments totaling $157.7 million to our six secured credit facility lenders and one secured credit facility lender in exchange for their agreement to suspend margin calls for defined periods, subject to certain conditions. At the time these payments were made, no margin deficits existed, and no margin calls have been issued to us since. If market turbulence returns, we may be required to post cash collateral in connection with our secured credit facilities secured by our mortgage loan investments, since these agreements are no longer in effect. We maintain frequent dialogue with the lenders under our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. For more information regarding the impact that COVID-19 has had on our liquidity and may have on our future liquidity, see “Risk Factors.”

In some situations, we have in the past, and may in the future, decide to sell assets to maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in market liquidity of real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us.

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

During 2020, the COVID-19 pandemic caused significant disruptions to the U.S. and global economies. These disruptions contributed to significant and ongoing volatility, widening credit spreads and sharp declines in liquidity in the real estate securities markets. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in 2020. We resumed lending and capital markets new issue activity in the first quarter of 2021. We also anticipate the lingering consequences of COVID-19 may adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see “Risk Factors.”

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-47. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

Item 9B. Other Information.

CLO Transaction Overview

On February 16, 2022 (the “FL5 CLO Closing Date”), we entered into a collateralized loan obligation (“TRTX 2022-FL5” or the “FL5 CLO”) through our wholly-owned subsidiaries, TRTX 2022-FL5 Issuer, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, as issuer (the “FL5 Issuer”), and TRTX 2022-FL5 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL5 Co-Issuer” and together with the FL5 Issuer, the “FL5 Issuers”). On the FL5 CLO Closing Date, the FL5 Issuers co-issued the following classes of notes pursuant to the terms of an indenture, dated as of February 16, 2022 (the “FL5 Indenture”), by and among the FL5 Issuers, TRTX Master CLO Loan Seller, LLC, a Delaware limited liability company and our wholly-owned subsidiary (the “FL5 Seller”), as advancing agent, Wilmington Trust, National Association, as trustee (together with its permitted successors and assigns, the “FL5 Trustee”), and Computershare Trust Company, National Association, as note administrator, paying agent, calculation agent, transfer agent, custodian, authenticating agent, backup advancing agent and notes registrar (in all such capacities, together with its permitted successors and assigns, the “FL5 Note Administrator”):

•

$567,062,500 aggregate principal amount of Class A Senior Secured Floating Rate Notes Due 2039 (the “FL5 Class A Notes”), which had ratings of “AAA(sf)” and “Aaa(sf)” by DBRS, Inc. (“DBRS Morningstar”) and Moody’s Investors Service, Inc., respectively, and an initial expected weighted average life of 2.77 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 1.650% plus (iii) on and after the payment date in December 2027, 0.25%;

•

$141,093,750 aggregate principal amount of Class A-S Second Priority Secured Floating Rate Notes Due 2039 (the “FL5 Class A-S Notes”), which had a rating of “AAA(sf)” by DBRS Morningstar and an initial expected weighted average life of 3.58 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 2.150% plus (iii) on and after the payment date in December 2027, 0.25%;

•

$59,125,000 aggregate principal amount of Class B Third Priority Secured Floating Rate Notes Due 2039 (the “FL5 Class B Notes”), which had a rating of “AA(low)(sf)” by DBRS Morningstar and an initial expected weighted average life of 3.70 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 2.450% plus (iii) on and after the payment date in December 2027, 0.50%;

•

$67,187,500 aggregate principal amount of Class C Fourth Priority Secured Floating Rate Notes Due 2039 (the “FL5 Class C Notes”), which had a rating of “A(low)(sf)” by DBRS Morningstar and an initial expected weighted average life of 3.83 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 2.750% plus (iii) on and after the payment date in December 2027, 0.50%;

•

$59,125,000 aggregate principal amount of Class D Fifth Priority Secured Floating Rate Notes Due 2039 (the “FL5 Class D Notes”), which had a rating of “BBB(sf)” by DBRS Morningstar and an initial expected weighted average life of 3.92 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 3.400% plus (iii) on and after the payment date in December 2027, 0.50%; and

•

$13,437,500 aggregate principal amount of Class E Sixth Priority Secured Floating Rate Notes Due 2039 (the “FL5 Class E Notes” and, together with the FL5 Class A Notes, the FL5 Class A-S Notes, the FL5 Class B Notes, the FL5 Class C Notes and the FL5 Class D Notes, the “FL5 Offered Notes”), which had a rating of “BBB(low)(sf)” by DBRS Morningstar and an initial expected weighted average life of 4.08 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 4.350% plus (iii) on and after the payment date in December 2027, 0.50%.

The FL5 Offered Notes were placed by Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and BofA Securities, Inc. (the “Placement Agents”) pursuant to a placement agency agreement dated as of February 8, 2022.

In addition to the FL5 Offered Notes, on the FL5 CLO Closing Date, the FL5 Issuer issued, pursuant to the FL5 Indenture:

•

$55,093,750 aggregate principal amount of Class F Seventh Priority Floating Rate Notes Due 2039 (the “FL5 Class F Notes”), which had a rating of “BB(low)(sf)” by DBRS Morningstar and an initial expected weighted average life of 4.08 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 5.500%; and

•

$36,281,250 aggregate principal amount of Class G Eighth Priority Floating Rate Notes Due 2039 (the “FL5 Class G Notes” and, together with the FL5 Offered Notes and the FL5 Class F Notes, the “FL5 Notes”), which had a rating of “B(low)(sf)” by

DBRS Morningstar and an initial expected weighted average life of 4.50 years, and bear interest at a per annum rate equal to (i) the Benchmark plus (ii) 7.000%.

As used herein, the term “Benchmark” has the meaning set forth in the FL5 Indenture. The calculation of the initial expected weighted average lives of the FL5 Notes assumes certain collateral characteristics, including that there are no prepayments, that there will be no extension of maturity dates and no capitalized and deferred interest and certain other modeling assumptions. There are no assurances that such assumptions will be met.

The FL5 Class F Notes and the FL5 Class G Notes were acquired by TRTX Master Retention Holder, LLC, a Delaware limited liability company and our indirect wholly-owned subsidiary (“FL5 Retention Holder”). The FL5 Class F Notes and the FL5 Class G Notes are not secured by the FL5 Collateral Interests (as defined below) or any other collateral securing the FL5 Offered Notes.

Concurrently with the issuance of the FL5 Notes, the FL5 Issuer also issued 76,593.750 preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL5 Preferred Shares” and, together with the FL5 Notes, the “FL5 Securities”), to FL5 Retention Holder. FL5 Retention Holder acquired the FL5 Preferred Shares in order to comply with certain risk retention rules. The FL5 Preferred Shares are subject to the terms and conditions of a Preferred Share Paying Agency Agreement, dated as of February 16, 2022 (the “FL5 Preferred Share Paying Agency Agreement”), among the FL5 Issuer, Computershare Trust Company, National Association, as preferred share paying agent, and MaplesFS Limited, as preferred share registrar and administrator. The FL5 Preferred Shares have no stated dividend rate. Holders of the FL5 Preferred Shares will be entitled to receive monthly non-cumulative dividends, if and to the extent that funds are available for such purpose, in accordance with the priority of payments set forth in the FL5 Indenture and under Cayman Islands law. The FL5 Preferred Shares were issued by the FL5 Issuer as part of its issued share capital, and are not secured by the FL5 Collateral Interests or any other collateral securing the FL5 Offered Notes.

The FL5 Securities have not been registered under the Securities Act  or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Proceeds from the issuance of the FL5 Securities were used to (i) purchase one (1) commercial real estate whole loan (the “FL5 Closing Date Whole Loan”) and nineteen (19) pari passu participations in 19 separate commercial real estate whole loans (the “FL5 Closing Date Pari Passu Participations” and, together with the FL5 Closing Date Whole Loan, the “FL5 Closing Date Collateral Interests”), (ii) repay amounts owed by the FL5 Seller and its affiliates in respect of certain pre-closing financing, including (a) under certain warehouse lines with affiliates of certain of the Placement Agents and other lenders, which warehouse lines were secured by certain of the FL5 Closing Date Collateral Interests and (b) for application to the redemption of the TRTX 2018-FL2 securitization, which financed certain of the FL5 Closing Date Collateral Interests, and (iii) to undertake certain related activities.

The FL5 Closing Date Collateral Interests were purchased by the FL5 Issuer from the FL5 Seller, our wholly-owned subsidiary and an affiliate of the FL5 Issuers. The FL5 Closing Date Collateral Interests represented approximately 21.9% of the aggregate unpaid principal balance of our loan investment portfolio as of December 31, 2021 and had an aggregate principal balance of approximately $1,075 million as of January 9, 2022 (the cut-off date for the FL5 CLO).

The FL5 Closing Date Collateral Interests were purchased and any additional FL5 Collateral Interests will be purchased in the future by the FL5 Issuer from the FL5 Seller pursuant to a collateral interest purchase agreement (the “FL5 Collateral Interest Purchase Agreement”), dated as of February 16, 2022, among the FL5 Issuer, the FL5 Seller, Holdco, and, solely, as to section 4(k) thereof, Sub-REIT. Pursuant to the FL5 Collateral Interest Purchase Agreement, the FL5 Seller made certain representations and warranties to the FL5 Issuer with respect to the FL5 Collateral Interests. In the event that a material breach of representation or warranty with respect to any FL5 Collateral Interests exists, the FL5 Seller will have to either (a) correct or cure such breach of representation or warranty, within 90 days, subject to certain extensions set forth in the FL5 Collateral Interest Purchase Agreement, of discovery by the FL5 Seller or receipt of written notice from any party to the FL5 Indenture and the FL5 Servicing Agreement (as defined below), (b) subject to the consent of a majority of the holders of each class of FL5 Notes, voting separately (excluding any FL5 Notes held by the FL5 Seller or any of its affiliates), make a cash payment to the FL5 Issuer, or (c) repurchase such FL5 Collateral Interest at a repurchase price calculated as set forth in the FL5 Collateral Interest Purchase Agreement. The obligation of the FL5 Seller to repurchase a FL5 Collateral Interest in connection with a material breach of the representations and warranties pursuant to the FL5 Collateral Interest Purchase Agreement has been guaranteed by Holdco. Additionally, with respect to any FL5 Collateral Interest comprised of a combination of a mortgage loan and a related mezzanine loan secured by equity interests in the related mortgage borrower, if the mortgage loan portion of such FL5 Collateral Interest is repaid in full but the mezzanine loan portion thereof remains outstanding, the FL5 Seller will be required to repurchase such FL5 Collateral Interest at a repurchase price calculated as set forth in the FL5 Collateral Interest Purchase Agreement.

The FL5 Notes

FL5 Collateral

The FL5 Offered Notes are secured by, among other things, (i) the portfolio of FL5 Collateral Interests, (ii) certain collection, payment, custodial, reinvestment and expense reserve accounts and the related security entitlements and all income from the investment of funds in any of the foregoing at any time credited to any of the foregoing accounts, (iii) certain eligible investments purchased from deposits in certain accounts, (iv) the FL5 Issuer’s rights under certain related agreements, (v) all amounts delivered to the FL5 Note Administrator (or its bailee) (directly or through a securities intermediary), (vi) all other investment property, instruments and general intangibles in which the FL5 Issuer has an interest, other than certain excepted property, (vii) the FL5 Issuer’s ownership interests in and rights in certain permitted subsidiaries and (viii) all proceeds of the foregoing (collectively, the “FL5 Collateral”).

The FL5 Offered Notes are limited recourse obligations of the FL5 Issuer and non-recourse obligations of the FL5 Co-Issuer, and the FL5 Class F Notes and the FL5 Class G Notes are limited recourse obligations of the FL5 Issuer. The FL5 Co-Issuer owns no material assets and will engage in no business other than co-issuing the FL5 Offered Notes. To the extent that the FL5 Collateral is insufficient to meet payments due in respect of the FL5 Offered Notes and expenses following liquidation of the FL5 Collateral, the obligations of the FL5 Issuer and the FL5 Co-Issuer to pay such deficiency will be extinguished.

Interest Rate and Maturity

Interest payments on the FL5 Notes are payable monthly, beginning in March 2022. Each class of FL5 Notes will mature at par in February 2039, unless redeemed or repaid prior thereto. Principal payments on each class of FL5 Notes will be paid in accordance with the priority of payments set forth in the FL5 Indenture. However, it is anticipated that the FL5 Notes will be paid in advance of the stated maturity date in accordance with the priority of payments in the FL5 Indenture.

For so long as any class of FL5 Notes with a higher priority is outstanding, any interest due on the FL5 Class C Notes, the FL5 Class D Notes, the FL5 Class E Notes, the FL5 Class F Notes or the FL5 Class G Notes that is not paid as a result of the operation of the priority of payments set forth in the FL5 Indenture will be deferred, and the failure to pay such interest will not be an event of default under the FL5 Indenture (any such interest, “FL5 Deferred Interest”). FL5 Deferred Interest on any related class of FL5 Notes will be added to the outstanding principal balance of such class of FL5 Notes and will accrue interest at the applicable interest rate. FL5 Deferred Interest will not be payable until the earliest of the first interest payment date on which funds are available to pay such FL5 Deferred Interest in accordance with the priority of payments set forth in the FL5 Indenture, or the date on which such class of FL5 Notes matures or is redeemed.

Subordination of the FL5 Notes

In general, payments of interest and principal on any class of FL5 Notes are subordinate to all payments of interest and principal on any class of FL5 Notes with a more senior priority. Generally, all payments on the FL5 Notes will be subordinate to certain payments required to be made in respect of any interest advances and certain other expenses. Payments on the FL5 Notes will be senior to any payments on or in respect of the FL5 Preferred Shares to the extent required by the priority of payments set forth in the FL5 Indenture.

FL5 Note Protection Tests

The FL5 Notes are subject to note protection tests (the “FL5 Note Protection Tests”), which will be used primarily to determine whether and to what extent interest received on the FL5 Collateral Interests may be used to make certain payments subordinate to interest and principal payments to the FL5 Offered Notes in the priority of payments set forth in the FL5 Indenture. In the event that either FL5 Note Protection Test is not satisfied on any measurement date, interest received on the FL5 Collateral Interests that would otherwise be used to pay interest on the FL5 Class F Notes and the FL5 Class G Notes and dividends to the FL5 Preferred Shares and make certain other payments must instead be used to pay principal of first, the FL5 Class A Notes, second, the FL5 Class A-S Notes, third, the FL5 Class B Notes, fourth, the FL5 Class C Notes, fifth, the FL5 Class D Notes and sixth, the FL5 Class E Notes, in each case, to the extent necessary to cause the FL5 Note Protection Tests to be satisfied.

The FL5 Note Protection Tests consist of a par value test (the “FL5 Par Value Test”) and an interest coverage test (the “FL5 Interest Coverage Test”). The FL5 Par Value Test will generally be considered to be met if the number calculated by dividing (a) the aggregate principal balance of the FL5 Collateral Interests (other than any modified and defaulted FL5 Collateral Interest and subject to certain conditions set forth in the FL5 Indenture) plus principal proceeds held as cash and certain other eligible investments plus the calculation amount of the modified and defaulted FL5 Collateral Interests by (b) the sum of the aggregate outstanding principal balance of the FL5 Offered Notes and the amount of any unreimbursed interest advances, is equal to or greater than 116.15%. The FL5 Interest Coverage

Test will generally be considered to be met if the Interest Coverage Ratio (as defined in the FL5 Indenture) on the FL5 Offered Notes is equal to or greater than 120.00%.

FL5 Collateral Management Agreement

Certain advisory, administrative and monitoring functions relating to the FL5 Collateral Interests will be performed by the Manager, as FL5 collateral manager (in such capacity, the “FL5 Collateral Manager”) pursuant to a collateral management agreement, dated as of February 16, 2022, between the FL5 Issuer and the Manager (the “FL5 Collateral Management Agreement”).

As compensation for the performance of its obligations as FL5 Collateral Manager, the Manager is entitled to receive a collateral management fee, payable monthly in arrears, equal to 0.1% per annum of the net outstanding balance of the FL5 Collateral Interests to the extent funds are available. The Manager has agreed to waive its entitlement to the collateral management fee for so long as the Manager or an affiliate of the Manager is the FL5 Collateral Manager and also our external manager. However, there can be no assurance that any replacement collateral manager will also waive the right to receive the collateral management fee.

The Manager may be removed as FL5 Collateral Manager upon at least 30 days’ prior written notice if certain events of default have occurred, by the FL5 Issuer or the FL5 Trustee, if the holders of at least 66-2/3% in aggregate outstanding amount of each class of FL5 Notes then outstanding give written notice to the Manager, the FL5 Issuer and the FL5 Trustee directing such removal. The Manager cannot be removed as FL5 Collateral Manager without cause, but may resign as FL5 Collateral Manager upon 90 days’ prior written notice. Upon any resignation or removal of the Manager as FL5 Collateral Manager while any of the FL5 Notes are outstanding, holders of a majority of the FL5 Preferred Shares (excluding any FL5 Preferred Shares held by certain related parties) will have the right to instruct the FL5 Issuer to appoint an institution identified by such holders as replacement FL5 Collateral Manager. In the event that 100% of the aggregate outstanding FL5 Preferred Shares are held by related parties and the proposed replacement FL5 Collateral Manager is an affiliate of the Manager, the holders of at least a majority of the aggregate outstanding principal balance of the most junior class of FL5 Notes not 100% owned by related parties (excluding any FL5 Notes held by related parties to the extent the replacement FL5 Collateral Manager is an affiliate of the Manager or the Manager has been removed as FL5 Collateral Manager after the occurrence of an event of default) may direct the FL5 Issuer to appoint an institution identified by such holders as replacement collateral manager.

Except with respect to the limitations set forth in the FL5 Indenture, the Manager, in its capacity as FL5 Collateral Manager, is not obligated to pursue any particular investment strategy or opportunity with respect to the FL5 Collateral. The Manager and its affiliates may engage in other business and furnish investment management, advisory and other services to other portfolios. The Manager may make recommendations to or effect transactions for such other portfolios, which recommendations or transactions may differ from those made on behalf of the FL5 Issuer.

Managed Transaction with Reinvestment

The FL5 CLO includes a 24-month reinvestment period during which (and up to 60 days thereafter (or, if the last day of such 60-day period is not a business day, then the next succeeding business day) to the extent necessary to acquire FL5 Reinvestment Collateral Interests (as defined below)  pursuant to binding commitments entered into during the 24-month reinvestment period) the Manager, as FL5 Collateral Manager, is permitted to reinvest certain proceeds arising from the FL5 Collateral Interests in additional collateral interests meeting certain eligibility criteria (the “FL5 Reinvestment Collateral Interests”). Additionally, the FL5 Issuer may acquire exchange collateral interests (the “FL5 Exchange Collateral Interests” and, together with the FL5 Closing Date Collateral Interests and the FL5 Reinvestment Collateral Interests, the “FL5 Collateral Interests”), in each case, in exchange for a defaulted collateral interest or a credit risk collateral interest. Any FL5 Reinvestment Collateral Interest and FL5 Exchange Collateral Interests will be required to meet certain eligibility criteria, acquisition criteria, acquisition and disposition requirements and other conditions set forth in the FL5 Indenture and the FL5 Collateral Interest Purchase Agreement.

The FL5 Servicing Agreement

Except for certain non-serviced loans, the commercial real estate loans related to the FL5 Collateral Interests (the “FL5 Loans”) will be serviced by Situs Asset Management LLC, a Texas limited liability company (the “FL5 Servicer”), pursuant to a servicing agreement (the “FL5 Servicing Agreement”), dated as of February 16, 2022, by and among the FL5 Issuer, the Manager, the FL5 Trustee, the FL5 Note Administrator, the FL5 Seller (as advancing agent), the FL5 Servicer and Situs Holdings, LLC, a Delaware limited liability company (the “FL5 Special Servicer”). Additionally, pursuant to the FL5 Servicing Agreement, the FL5 Issuer appointed the FL5 Special Servicer to act as special servicer with respect to serviced FL5 Loans.

The FL5 Servicing Agreement requires each of the FL5 Servicer and the FL5 Special Servicer to diligently service and administer the serviced Loans and any applicable mortgaged property acquired directly or indirectly by the FL5 Special Servicer for the benefit of the secured parties under the FL5 Indenture. In connection with their respective duties under the FL5 Servicing Agreement, the FL5

Servicer and the FL5 Special Servicer (or any replacement servicer or special servicer) are entitled to monthly servicing and special servicing fees, as described in the FL5 Servicing Agreement.

The foregoing summaries of the FL5 Indenture, the FL5 Preferred Share Paying Agency Agreement, the FL5 Collateral Interest Purchase Agreement, the FL5 Collateral Management Agreement and the FL5 Servicing Agreement are qualified in their entirety by reference to the full text of the FL5 Indenture, the FL5 Preferred Share Paying Agency Agreement, the FL5 Collateral Interest Purchase Agreement, the FL5 Collateral Management Agreement and the FL5 Servicing Agreement, copies of which are filed herewith as Exhibits 10.17(a), 10.17(b), 10.17(c), 10.17(d) and 10.17(e), respectively, and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1(a)	Articles of Amendment and Restatement of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

3.1(b)

Articles Supplementary reclassifying and designating 2,500,000 authorized but unissued shares of the Company’s Class A common stock, $0.001 par value per share, as additional shares of undesignated common stock, $0.001 par value per share, of the Company (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K (File No. 001 38156) filed on February 19, 2020)

3.1(c)

Articles Supplementary designating TPG RE Finance Trust, Inc.’s 11.0% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

3.1(d)

Articles Supplementary designating TPG RE Finance Trust, Inc.’s 6.25% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A (File No. 001-38156) filed on June 10, 2021)

3.1(e)

Articles Supplementary reclassifying and designating 7,000,000 authorized but unissued shares of TPG RE Finance Trust, Inc.’s 11% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share, as additional shares of undesignated preferred stock, $0.001 par value per share, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 24, 2021)

3.2	Second Amended and Restated Bylaws of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 19, 2020)

4.1

Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

4.2*	Description of Securities of TPG RE Finance Trust, Inc.

10.1(a)

Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

10.1(b)

Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.1(c)

Investment Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.2(a)

Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on July 10, 2017)

10.2(b)*	Amendment No. 1 to Registration Rights Agreement, dated May 27, 2020, by and between TPG RE Finance Trust, Inc. and other parties named therein

Exhibit Number	Description

10.2(c)

Registration Rights Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.3

Warrant Agreement, dated as of May 28, 2020, by and between TPG RE Finance Trust, Inc. and PE Holder, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.4†

Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.5

Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

10.6(a)

Master Repurchase and Securities Contract, dated as of May 25, 2016, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase and Securities Contract, dated as of September 21, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-217446) filed on April 25, 2017)

10.6(b)

Amendment No. 2 to Master Repurchase and Securities Contract, dated as of December 22, 2016, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.6(c)

Amendment No. 3 to Master Repurchase and Securities Contract, dated as of June 8, 2017, between and among TPG RE Finance 11, Ltd., TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.6(d)

Amendment No. 4 to Master Repurchase and Securities Contract, dated as of May 4, 2018, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.6(e)

Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 18, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on July 29, 2019)

10.6(f)

Amendment No. 6 to Master Repurchase and Securities Contract, dated as of October 2, 2019, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6(f) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2020)

10.6(g)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.6(h)

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.6(i)

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

Exhibit Number	Description

10.7(a)

Master Repurchase and Securities Contract Agreement, dated as of May 4, 2016, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-217446) filed on April 25, 2017)

10.7(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 10, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 24, 2021)

10.7(c)

Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 21, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on August 24, 2017)

10.7(d)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 27, 2017, between TPG RE Finance 12, Ltd. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.7(e)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.7(f)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.7(g)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of January 10, 2020, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 11, 2020)

10.7(h)

Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 23, 2020, by and between Morgan Stanley Bank, N.A. and TPG RE Finance 12, Ltd.  (incorporated by reference to Exhibit 10.7(h) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 24, 2021)

10.7(i)

Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 3, 2021 made by and between Morgan Stanley Bank, N.A and TPG RE Finance 12, LTD. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on August 3, 2021)

10.7(j)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.7(k)

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.7(l)

Second Amendment to Amended and Restated Guaranty, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

10.8(a)

Master Repurchase Agreement, dated as of August 20, 2015, by and between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association, as amended by that certain Amendment No. 1 to Master Repurchase Agreement, dated as of September 29, 2015, that certain Second Amendment to Master Repurchase Agreement, made as of March 14, 2016 and that certain Amendment No. 3 to Master Repurchase Agreement, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-217446) filed on April 25, 2017)

Exhibit Number	Description

10.8(b)

Amendment No. 4 to Master Repurchase Agreement, dated as of August 18, 2017, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on August 24, 2017)

10.8(c)

Amendment No. 5 to Master Repurchase Agreement, dated as of May 4, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.8(d)

Amendment No. 6 to Master Repurchase Agreement, dated as of August 20, 2018, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on November 5, 2018)

10.8(e)

Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8(e) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2020)

10.8(f)

Amendment No. 8 to Master Repurchase Agreement, dated as of October 1, 2019, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8(f) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2020)

10.8 (g)

Amendment No. 9 to Master Repurchase Agreement, dated as of October 30, 2020, between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8(g) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 24, 2021)

10.8(h)*	Term SOFR Conforming Changes Amendment, dated December 31, 2021 between TPG RE Finance 1, Ltd. and JPMorgan Chase Bank, National Association

10.8(i)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.8(j)

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.8(k)

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

10.9(a)

Master Repurchase and Securities Contract Agreement, dated as of August 19, 2015, by and between TPG RE Finance 2, Ltd. and Goldman Sachs Bank USA, as amended by that certain First Amendment to Master Repurchase and Securities Contract Agreement, dated as of December 29, 2015, and that certain Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (File No. 333-217446) filed on April 25, 2017)

10.9(b)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 12, 2017, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.9(c)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 14, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.9(d)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

Exhibit Number	Description

10.9(e)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 17, 2018, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on November 5, 2018)

10.9(f)

Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 16, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.9(g)

Eighth Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 19, 2019, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.9(h)

Amended and Restated Guarantee Agreement, dated as of May 4, 2018, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.9(i)

Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of June 30, 2020, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on July 29, 2020)

10.9(j)

Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of November 23, 2020, by and between Goldman Sachs Bank USA and TPG RE Finance 2, Ltd. (incorporated by reference to Exhibit 10.9(j) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 24, 2021)

10.9(k)

Eleventh Amendment to Master Repurchase and Securities Contract Agreement, dated as of August 3, 2021 made by and between TPG RE Finance 2, LTD. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on November 2, 2021)

10.9(l)

First Amendment to Amended and Restated Guarantee Agreement, dated as of May 28, 2020, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.9(m)

Second Amendment to Amended and Restated Guarantee Agreement, dated as of June 7, 2021, made by and between TPG RE Finance Trust Holdco, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

10.10(a)

Master Repurchase and Securities Contract, dated as of March 31, 2017, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (File No. 333-217446) filed on April 25, 2017)

10.10(b)

Amendment No. 1 to Master Repurchase and Securities Agreement, dated as of May 4, 2018, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.10(c)

Second Amendment to Master Repurchase and Securities Contract, dated as of May 28, 2020, between TPG RE Finance 14, Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on July 29, 2020)

10.10(d)

First Amendment to Amended and Restated Limited Guaranty, dated as of May 28, 2020, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

Exhibit Number	Description

10.10(e)

Amended and Restated Limited Guaranty, dated as of May 4, 2018, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.10(f)

First Amendment to Amended and Restated Limited Guaranty, dated as of May 28, 2020, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.10(g)

Second Amendment to Amended and Restated Limited Guaranty, dated as of June 7, 2021, made and entered into by and between TPG RE Finance Trust Holdco, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

10.11(a)

Master Repurchase Agreement, dated as of August 13, 2019, by and between Barclays Bank PLC and TPG RE Finance 23, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.11(b)

Guaranty, dated as of August 13, 2019, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.11(c)

First Amendment to Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.11(d)

Second Amendment to Guaranty, dated as of June 7, 2021, made by TPG RE Finance Trust Holdco, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

10.12(a)

Credit Agreement, dated as of September 29, 2017, among TPG RE Finance 20, Ltd., TPG RE Finance Pledgor 20, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on October 2, 2017)

10.12(b)

First Amendment to Credit Agreement, dated as of May 4, 2018, made by and between TPG RE Finance 20, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.12(c)

Second Amendment to Credit Agreement, dated as of September 29, 2021 made by and between TPG RE Finance 20, LTD. and Bank of America, N.A (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on November 2, 2021)

10.12(d)*	Third Amendment to Credit Agreement, dated as of December 9, 2021 made by and between TPG RE Finance 20, LTD. and Bank of America, N.A.

10.12(e)

Amended and Restated Guaranty, dated as of May 4, 2018, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.12(f)

First Amendment to Amended and Restated Guaranty, dated as of May 28, 2020, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on May 29, 2020)

10.12(g)

Second Amendment to Amended and Restated Guaranty, dated as of June 7, 2021, made by TPG RE Finance Trust Holdco, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on June 7, 2021)

Exhibit Number	Description

10.13(a)

Indenture, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TRTX 2018-FL2 Co-Issuer, LLC, TRTX CLO Loan Seller 2, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.13(b)

Preferred Share Paying Agency Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.13(c)

Mortgage Asset Purchase Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., TRTX CLO Loan Seller 2, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.13(d)

Collateral Management Agreement, dated as of November 29, 2018, between TRTX 2018-FL2 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.13(e)

Servicing Agreement, dated as of November 29, 2018, by and among TRTX 2018-FL2 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX CLO Loan Seller 2, LLC, Situs Asset Management LLC, Situs Holdings, LLC and Park Bridge Lender Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.14(a)

Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.14(b)

Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.14(c)

Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.14(d)

Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.14(e)

Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.15(a)†

Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.15(b)†

Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.15(c)†

Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

Exhibit Number	Description

10.15(d)†

Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2019)

10.15(e)†

Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.16(a)

Indenture, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TRTX 2021-FL4 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.16(b)

Preferred Share Paying Agency Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.16(c)

Collateral Interest Purchase Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.16(d)

Collateral Management Agreement, dated as of March 31, 2021, between TRTX 2021-FL4 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.16(e)

Servicing Agreement, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.17(a)*

Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association

10.17(b)*	Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited

10.17(c)*

Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT

10.17(d)*	Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P.

10.17(e)*

Servicing Agreement, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC

21.1*	Subsidiaries of TPG RE Finance Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2**	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2022	TPG RE Finance Trust, Inc.

	By:	/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 22, 2022
Avi Banyasz

/s/ Matthew Coleman	President	February 22, 2022
Matthew Coleman	(Principal Executive Officer)

/s/ Robert Foley	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 22, 2022
Robert Foley

/s/ Kelvin Davis	Director	February 22, 2022
Kelvin Davis

/s/ Michael Gillmore	Director	February 22, 2022
Michael Gillmore

/s/ Wendy Silverstein	Director	February 22, 2022
Wendy Silverstein

/s/ Bradley Smith	Director	February 22, 2022
Bradley Smith

/s/ Gregory White	Director	February 22, 2022
Gregory White

/s/ Todd Schuster	Director	February 22, 2022
Todd Schuster

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments by us. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments by us.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.audit matters does

Loans Held for Investment and the Allowance for Credit Losses – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company presents certain financial assets carried at amortized cost, such as Loans Held for Investment, at the net amount expected to be collected after credit losses.  The measurement of expected credit losses over the life of each financial asset is based on information about past events, including historical experience, current conditions, macroeconomic factors, and reasonable and supportable forecasts that affect the collectability of the reported amount.  To estimate credit losses, the Company considers key credit quality indicators and utilizes a model-based approach for the majority of its financial assets and an individually-assessed approach for certain of its financial assets.  As of December 31, 2021, the Company recorded an Allowance for Credit Losses of $46.2 million.

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
•

We evaluated the reasonableness of the methodology and significant assumptions used to develop the macroeconomic factors by considering relevant industry trends and economic conditions, including whether the methodology and significant assumptions were appropriate and not inconsistent with other market participants.

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

February 22, 2022

We have served as the Company’s auditors since 2016.

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets(1)
Cash and Cash Equivalents	$260,635	$319,669
Restricted Cash	404	—
Accounts Receivable	12	785
Collateralized Loan Obligation Proceeds Held at Trustee	204	174
Accounts Receivable from Servicer/Trustee	176	418
Accrued Interest and Fees Receivable	26,620	27,391
Loans Held for Investment	4,909,202	4,516,400
Allowance for Credit Losses	(41,999)	(59,940)
Loans Held for Investment, Net (includes $1,697,481 and $2,259,467, respectively, pledged as collateral under secured credit facilities)	4,867,203	4,456,460
Real Estate Owned	60,622	99,200
Other Assets	2,144	4,646
Total Assets	$5,218,020	$4,908,743
LIABILITIES AND STOCKHOLDERS’ EQUITY(1)
Liabilities
Accrued Interest Payable	$2,723	$2,630
Accrued Expenses and Other Liabilities	11,563	14,450
Secured Credit Agreements (net of deferred financing costs of $4,005 and $8,831, respectively)	1,162,206	1,514,028
Collateralized Loan Obligations (net of deferred financing costs of $10,297 and $9,192, respectively)	2,545,691	1,825,568
Mortgage Loan Payable (net of deferred financing costs of $0 and $853, respectively)	—	49,147
Payable to Affiliates	5,609	5,570
Deferred Revenue	1,366	1,418
Dividends Payable	24,156	29,481
Total Liabilities	3,753,314	3,442,292
Commitments and Contingencies - See Note 15
Temporary Equity
Series B Preferred Stock ($0.001 par value per share; 13,000,000 and 13,000,000 shares authorized, respectively; 0 and 9,000,000 shares issued and outstanding, respectively)	—	199,551
Permanent Equity
Series A Preferred Stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C Preferred Stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 0 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	—
Common Stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,183,892 and 76,787,006 shares issued and outstanding, respectively)	77	77
Additional Paid-in-Capital	1,711,886	1,559,681
Accumulated Deficit	(247,265)	(292,858)
Total Stockholders' Equity	$1,464,706	$1,266,900
Total Permanent Equity	$1,464,706	$1,266,900
Total Liabilities and Equity	$5,218,020	$4,908,743

(1)

The Company’s consolidated Total Assets and Total Liabilities at December 31, 2021 include the assets and liabilities of variable interest entities (“VIEs”) of $3.2 billion and $2.6 billion, respectively. The Company’s Total Assets and Total Liabilities at December 31, 2020 include assets and liabilities of VIEs of $2.3 billion and $1.8 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to those assets, and not to TPG RE Finance Trust, Inc. See Note 6 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest Income and Interest Expense
Interest Income	$240,161	$283,672	$339,814
Interest Expense	(85,090)	(107,237)	(174,841)
Net Interest Income	155,071	176,435	164,973
Other Revenue
Other Income, net	560	537	1,754
Total Other Revenue	560	537	1,754
Other Expenses
Professional Fees	4,835	8,970	3,719
General and Administrative	4,392	3,597	3,006
Stock Compensation Expense	5,763	5,768	2,556
Servicing and Asset Management Fees	1,608	1,239	1,837
Management Fee	21,519	20,767	21,571
Incentive Management Fee	—	—	7,146
Total Other Expenses	38,117	40,341	39,835
Securities Impairments	—	(203,397)	—
Gain on Sale of Real Estate Owned, net	15,790	—	—
Credit Loss Benefit (Expense)	6,310	(69,755)	—
Income (Loss) Before Income Taxes	139,614	(136,521)	126,892
Income Tax Expense, net	(1,064)	(305)	(579)
Net Income (Loss)	$138,550	$(136,826)	$126,313
Preferred Stock Dividends and Participating Securities Share in Earnings (Loss)	(19,911)	(18,706)	(691)
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	(25,449)	—	—
Net Income (Loss) Attributable to Common Stockholders - See Note 12	$70,705	$(155,532)	$125,622
Earnings (Loss) per Common Share, Basic	$0.92	$(2.03)	$1.73
Earnings (Loss) per Common Share, Diluted	$0.87	$(2.03)	$1.73
Weighted Average Number of Common Shares Outstanding
Basic:	76,977,743	76,656,756	72,743,171
Diluted:	81,684,388	76,656,756	72,743,171
Other Comprehensive Income (Loss)
Net Income (Loss)	$138,550	$(136,826)	$126,313
Unrealized Loss on Available-for-Sale Debt Securities	—	(1,051)	3,036
Comprehensive Net Income (Loss)	$138,550	$(137,877)	$129,349

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Permanent Equity												Temporary Equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Series B Preferred Stock
Balance at December 31, 2018	—	$—	—	$—	66,020,387	$67	1,143,313	$1	$1,355,002	$(25,915)	$(1,985)	$1,327,170	$—
Issuance of Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	8,875,760	8	—	—	174,541	—	—	174,549	—
Issuance of SubREIT Preferred Stock	125	—	—	—	—	—	—	—	125	—	—	125	—
Transfer of Class A to Common Shares	—	—	—	—	6,648	—	(6,648)	—	—	—	—	—	—
Retirement of Common Stock	—	—	—	—	(16,682)	—	—	—	(285)	(42)	—	(327)	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	—	—	(1,004)	—	—	(1,004)	—
Amortization of Share Based Compensation	—	—	—	—	—	—	—	—	2,556	—	—	2,556	—
Net Income	—	—	—	—	—	—	—	—	—	126,313	—	126,313	—
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	—	—	3,036	3,036	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	(15)	—	(15)	—
Dividends on Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	—	—	(126,488)	—	(126,488)	—
Dividends on Class A Common Stock (Dividends Declared per Share of $1.72)	—	—	—	—	—	—	—	—	—	(1,961)	—	(1,961)	—
Balance at December 31, 2019	125	$—	—	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	$1,051	$1,503,954	$—
Cumulative Effect of Adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Issuance of Common Stock	—	—	—	—	819,425	1	—	—	12,894	—	—	12,985	—
Conversions of Class A Common Stock to Common Stock	—	—	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Retirement of Common Stock	—	—	—	—	(55,197)	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	210,598
Series B Preferred Stock Allocated Warrant Fair Value to Purchase Common Stock	—	—	—	—	—	—	—	—	14,402	—	—	14,402	(14,209)
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	—	—	(1,129)	—	—	(1,129)	(27)
Amortization of Share-Based Compensation	—	—	—	—	—	—	—	—	5,768	—	—	5,768	—
Net (Loss)	—	—	—	—	—	—	—	—	—	(136,826)	—	(136,826)	—
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	(1,051)	(1,051)	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	(14,689)	—	(14,689)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	—	—	(3,189)	—	—	(3,189)	3,189
Dividends on Common Stock (Dividends Declared per Share of $1.21)	—	—	—	—	—	—	—	—	—	(93,590)	—	(93,590)	—
Balance at December 31, 2020	125	$—	—	$—	76,787,006	$77	—	$—	$1,559,681	$(292,858)	$—	$1,266,900	$199,551
Issuance of Common Stock	—	—	—	—	440,509	—	—	—	—	—	—	—	—
Retirement of Common Stock	—	—	—	—	(43,623)	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	8	—	—	—	—	201,242	—	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	—	—	—	—	—	—	—	—	(6,866)	—	—	(6,866)	—
Amortization of Share-Based Compensation	—	—	—	—	—	—	—	—	5,763	—	—	5,763	—
Net Income	—	—	—	—	—	—	—	—	—	138,550	—	138,550	—
Dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	(19,194)	—	(19,194)	—
Series B Preferred Stock Redemption at Par Value	—	—	—	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock Redemption Make-Whole Payment	—	—	—	—	—	—	—	—	(22,485)	—	—	(22,485)	—
Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs	—	—	—	—	—	—	—	—	(25,449)	—	—	(25,449)	25,449
Dividends on Common Stock (Dividends Declared per Share of $0.95)	—	—	—	—	—	—	—	—	—	(73,763)	—	(73,763)	—
Balance at December 31, 2021	125	$—	8,050,000	$8	77,183,892	$77	—	$—	$1,711,886	$(247,265)	$—	$1,464,706	$—

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$138,550	$(136,826)	$126,313
Adjustment to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Amortization and Accretion of Premiums, Discounts and Loan Origination Fees, Net	(7,204)	(11,089)	(16,331)
Amortization of Deferred Financing Costs	15,891	13,504	19,040
Decrease (Increase) of Accrued Capitalized Interest	1,330	(4,701)	—
Loss on Sales of Loans Held for Investment, net (see Note 3)	2,109	13,773	278
Partial Write-off of Loan Held for Investment (see Note 3)	8,200	—	—
(Decrease) Increase of Allowance For Credit Losses (see Note 3)	(16,619)	55,983	—
Loss on Sales of CRE Debt Securities, net	—	203,397	—
Gain on Sale of Real Estate Owned, net	(15,790)	—	—
Stock Compensation Expense	5,763	5,768	2,556
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	773	1,559	(2,306)
Accrued Interest Receivable	1,012	1,089	(6,549)
Accrued Expenses and Other Liabilities	(4,430)	(66)	(4,678)
Accrued Interest Payable	93	(4,036)	519
Payable to Affiliates	39	(3,949)	3,524
Deferred Revenue	(52)	1,254	(299)
Other Assets	2,502	(3,575)	(402)
Net Cash Provided by Operating Activities	132,167	132,085	121,665
Cash Flows from Investing Activities:
Origination of Loans Held for Investment	(1,623,585)	(351,650)	(2,341,692)
Advances on Loans Held for Investment	(144,645)	(233,029)	(268,356)
Principal Repayments of Loans Held for Investment	1,225,294	819,813	1,961,906
Sales of Loans Held for Investment	145,670	131,902	59,759
Purchase of Available-for-Sale CRE Debt Securities	—	(168,888)	(815,037)
Sale of Real Estate Owned	54,368	—	—
Sales and Principal Repayments of Available-for-Sale CRE Debt Securities	—	766,437	94,790
Net Cash (Used in) Provided by Investing Activities	(342,898)	964,585	(1,308,630)
Cash Flows from Financing Activities:
Payments on Collateralized Loan Obligations	(316,272)	—	(732,103)
Proceeds from Collateralized Loan Obligation	1,037,500	—	1,039,627
Payments on Secured Credit Agreements - Loan Investments	(1,361,971)	(1,433,446)	(3,823,037)
Proceeds from Secured Credit Agreements - Loan Investments	1,005,326	1,112,047	4,708,802
Payments on Secured Credit Agreements - CRE Debt Securities	—	(824,920)	—
Proceeds from Secured Credit Agreements - CRE Debt Securities	—	132,122	—
Proceeds from Mortgage Loan Payable	—	50,000	—
Payments on Mortgage Loan Payable	(50,000)	—	—
Payment of Deferred Financing Costs	(11,098)	(6,368)	(16,154)
Payments to Repurchase Common Stock	—	—	(42)
Proceeds from Issuance of Series B Preferred Stock	—	210,598	—
Series B Preferred Stock Redemption Make-Whole Payment	(22,485)	—	—
Series B Preferred Stock Redemption at Par Value	(225,000)	—	—
Proceeds from Issuance of Warrants to Purchase Common Stock	—	14,402	—
Proceeds from Issuance of Series C Preferred Stock	201,250	—	—
Proceeds from Issuance of Series A Preferred Stock	—	—	125
Proceeds from Issuance of Common Stock	—	12,895	174,549
Dividends Paid on Common Stock	(79,089)	(96,664)	(122,631)
Dividends Paid on Class A Common Stock	—	(284)	(1,964)
Dividends Paid on Preferred Stock	(19,194)	(14,685)	(15)
Payment of Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	(6,866)	(12,365)	(1,246)
Net Cash (Used in) Provided by Financing Activities	152,101	(856,668)	1,225,911
Net Change in Cash, Cash Equivalents, and Restricted Cash	(58,630)	240,002	38,946
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	319,669	79,666	40,720
Cash, Cash Equivalents and Restricted Cash at End of Year	$261,039	$319,668	$79,666
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$69,244	$97,767	$155,282
Taxes Paid	$1,221	$141	$394
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Principal Repayments of Loans Held for Investment by Servicer/Trustee, net	$—	$174	$12,950
Sales and Principal Repayments of Loan Investments Held by Servicer/Trustee, Net	$204	$—	$—
Dividends Declared, not paid	$24,156	$29,481	$32,835
Accrued Equity Issuance, Shelf Registration, and Equity Distribution Agreement Transaction Costs	$—	$3,000	$—
Accrued Deferred Financing Costs	$221	$452	$5,411
Unrealized Gain (Loss) on Available-for-Sale CRE Debt Securities	$—	$(1,051)	$3,036

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has in the past invested in commercial real estate debt securities (“CRE debt securities”), primarily investment-grade commercial real estate collateralized loan obligation securities (“CRE CLOs”).

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income (loss) or total assets in the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets, respectively. Prior period amounts related to preferred stock dividends and participating securities’ share in earnings (loss) were reclassified to conform with the current period presentation of net (loss) income attributable to common stockholders in the consolidated statements of income (loss) and comprehensive income (loss), amounts related to collateralized loan obligation proceeds held at trustee were reclassified from accounts receivable from servicer/trustee in prior period consolidated balance sheets to conform with the current period presentation, and the presentation of stock compensation expense on the consolidated statements of income (loss) and comprehensive income (loss) was separated. Additionally, the reclassifications include the disaggregation of proceeds and payments from secured credit agreements secured by loans and secured credit agreements secured by CRE debt securities on the consolidated statements of cash flows.

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

Risks and Uncertainties

COVID-19 has had an adverse impact on economic and market conditions and triggered a period of global economic slowdown which has and could continue to have a material adverse effect on the Company’s results and financial condition. Due to the approval of multiple COVID-19 vaccines for use and the distribution of such vaccines among the general population, many jurisdictions have re-opened and loosened restrictions. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions. Such restrictions could include travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery. Although the Company has observed signs of economic recovery, they are uneven, and the Company cannot predict the time required for a widespread sustainable economic recovery to take place.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on factors beyond the control of the Company including, but not limited to (i) the uncertainty surrounding the severity and duration of the outbreak, including possible recurrences and differing economic and social impacts of the outbreak in various regions of the United States, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the United States and global economies, (iv) the availability of a treatment and effectiveness of vaccines approved for COVID-19 and the willingness of individuals to get vaccinated, (v) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19, (vi) the impact of phase out of economic stimulus measures, the inflationary pressure of economic stimulus, and the halt and eventual reversal by the U.S. Treasury of asset purchases and (vii) the impact on the Company’s borrowers, real estate values and cost of capital.

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

Loans Held for Sale

The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate market, capital markets, or when a shift in its loan portfolio construction occurs. Once a determination is made to sell a loan, or the Company determines it no longer has the intent and ability to hold a loan held for investment for the foreseeable future, it is transferred to loans held for sale. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the CECL reserve.

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

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; mixed-use; condominium; and retail.

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

Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; the loan is in default or substantially in default; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.

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

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach

In instances where the unique attributes of a loan investment render it ill-suited for the model-based approach because it no longer shares risk characteristics with other loans, or because the Company concludes repayment of the loan is entirely collateral-dependent, or when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan, the Company separately evaluates the amount of expected credit loss using other real estate valuation techniques (most commonly, discounted cash flow), considering substantially the same credit factors as utilized in the model-dependent method. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the collateral.

Unfunded Loan Commitments

The Company’s first mortgage loans often contain provisions for future funding of a pre-determined portion of capital and other costs incurred by the borrower in executing its business plan.  These deferred fundings are conditioned upon the borrower’s execution of its business plan with respect to the underlying collateral property securing the loan. These deferred fundings are typically for base building work, tenant improvement costs and leasing commissions, interest reserves, and occasionally to fund forecasted operating deficits during lease-up. These deferred funding commitments may be for specific periods, often require satisfaction by the borrower of conditions precedent, and may contain termination clauses at the option of the borrower or, more rarely, at the Company’s option. The total amount of unfunded commitments does not necessarily represent actual amounts that may be funded in cash in the future, since commitments may expire without being drawn, may be cancelled if certain conditions are not satisfied by the borrower, or borrowers may elect not to borrow some or all of the unused commitment. The Company does not recognize these unfunded loan commitments in its consolidated financial statements.

The Company applies its expected credit loss estimates to all future funding commitments that cannot be contractually terminated at the Company’s option. The Company maintains a separate allowance for expected credit losses from unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applies the loss factors used in the allowance for credit loss methodology described above to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan.

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

Real Estate Owned

Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 and is considered to be held for sale or is sold. The Company's cost basis in REO is equal to the estimated fair value of the collateral at the date of acquisition, less estimated selling costs. The estimated fair value of REO is determined using a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference, along with any previously recorded specific CECL reserve, is recorded through Credit Loss (Benefit) Expense in the consolidated statements of income (loss) and comprehensive income (loss).

REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to a REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the asset. REO is evaluated for recoverability, on a fair value basis, when impairment indicators are identified. Any impairment loss, revenue and expenses from operations of the properties, and resulting gains or losses on sale are included in the consolidated statements of income (loss) and comprehensive income (loss).

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

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2021, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

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

•	Loans held for sale: estimated fair market value based on sale comparables as corroborated by inquiry of other market participants or independent market data providers.
•

Secured credit facilities and mortgage loan payable (if any): based on the rate at which a similar secured credit facility or mortgage loan payable (if any) would currently be priced, as corroborated by inquiry of other market participants.

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

Income Taxes

The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its initial taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On November 30, 2021, the Internal Revenue Service issued another revenue procedure which temporarily reduces (through June 30, 2022) the minimum amount of the total distribution that must be available in cash to 10%. Pursuant to these revenue procedures, the Company may elect to make future distributions of its taxable income in a mixture of stock and cash. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

In certain instances, the Company may generate excess inclusion income (“EII”) within its corporate entity structure, specifically in its Sub-REIT structure in connection with its collateralized loan obligations (“CLO”). EII is present in certain of the Company’s CRE CLOs as a result of a sharp decline in LIBOR after issuance, loans with high interest rate floors, and liabilities largely based on unfloored LIBOR or Compounded Secured Overnight Financing Rate (“SOFR”). EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.

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

Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants (the “Warrants”, see Note 13) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which are exercisable on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities and warrants from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. To comply with this covenant, the Company held as part of its total cash balances $15.0 million and $19.1 million, respectively, as of December 31, 2021 and December 31, 2020.

Restricted Cash

Restricted cash primarily represents deposit proceeds from potential borrowers which may be returned to borrowers, after deducting transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction. As of December 31, 2021, cash and cash equivalents of $260.6 million has been combined with $0.4 million of restricted cash in the consolidated statement of cash flows. The Company did not have any restricted cash amounts as of December 31, 2020.

Collateralized Loan Obligation Proceeds Held at Trustee

Collateralized Loan Obligation Proceeds Held at Trustee represent the TRTX 2021-FL4 Ramp-Up Account available to purchase eligible collateral interests from the Company during a ramp-up period of approximately six months following the FL4 Closing Date, and cash held by the Company’s CRE CLOs pending reinvestment in eligible collateral. The Company fully utilized the TRTX 2021-FL4 Ramp-Up Account during the three months ended June 30, 2021. See Note 6 for additional details related to the issuance of TRTX 2021-FL4.

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

Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 13 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accretes changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of December 31, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 13.

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

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: Senior loans; and Subordinated and Mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk as measured by various metrics, including, without limitation, property type collateralizing the loan, loan size, loans to a single sponsor and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $14.3 million and $14.0 million as of December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, the Company originated 27 mortgage loans, with a total commitment of $1.9 billion, an initial unpaid principal balance of $1.6 billion, and unfunded commitments at closing of $0.3 billion.

Additionally, for the year ended December 31, 2021, the Company received total proceeds of $1.4 billion, including $1.2 billion from 13 loan repayments in-full and $0.2 billion from principal amortization payments across 19 loans and two loan sales.

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

The following table details overall statistics for the Company’s loan portfolio as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Balance Sheet Portfolio	Total Loan Portfolio	Balance Sheet Portfolio	Total Loan Portfolio
Number of loans	69	70	57	58
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$5,411,944	$5,543,944	$4,943,511	$5,075,511
Unpaid principal balance(2)	$4,919,343	$4,919,343	$4,524,725	$4,524,725
Unfunded loan commitments(3)	$487,773	$487,773	$423,487	$423,487
Amortized cost	$4,909,202	$4,909,202	$4,516,400	$4,516,400
Weighted average credit spread(4)	3.4%	3.4%	3.2%	3.2%
Weighted average all-in yield(4)	4.8%	4.8%	5.3%	5.3%
Weighted average term to extended maturity (in years)(5)	2.8	2.8	3.1	3.1

(1)

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. As of December 31, 2021 and December 31, 2020, the Company had one non-consolidated senior interest outstanding of $132.0 million.

(2)	Unpaid principal balance includes PIK interest of $3.0 million and $4.7 million as of December 31, 2021 and December 31, 2020, respectively.
(3)

Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.

(4)

As of December 31, 2021, all of the Company’s loans were floating rate and were indexed to LIBOR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark rate as of December 31, 2021 for weighted average calculations.

(5)

Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2021, based on the unpaid principal balance of the Company’s total loan exposure, 35.0% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 65.0% were open to repayment by the borrower without penalty.

The following tables present an overview of the mortgage loan investment portfolio as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount) and Loan Origination Fees, net	Amortized Cost
Senior loans	$4,884,343	$(10,101)	$4,874,242
Subordinated and mezzanine loans	35,000	(40)	34,960
Total	$4,919,343	$(10,141)	4,909,202
Allowance for credit losses			(41,999)
Loans held for investment, net			$4,867,203

	December 31, 2020
Loans Held for Investment, Net	Outstanding Principal	Unamortized Premium (Discount) and Loan Origination Fees, net	Amortized Cost
Senior loans	$4,492,209	$(8,161)	$4,484,048
Subordinated and mezzanine loans	32,516	(164)	32,352
Total	4,524,725	(8,325)	4,516,400
Allowance for credit losses			(59,940)
Loans held for investment, net			$4,456,460

For the years ended December 31, 2021 and December 31, 2020, loan portfolio activity by amortized cost was as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020
Balance as of January 1	$4,456,460	$4,980,389
Additions during the period:
Loans originated and acquired	1,623,585	430,050
Additional fundings	146,032	237,856
Amortization of origination fees	7,203	11,345
Deductions during the period:
Collection of principal	(1,236,032)	(885,565)
Loan sale	(147,986)	(145,675)
Loan extinguishment on conversion to REO	—	(112,000)
Decrease (increase) of allowance for credit losses	17,941	(59,940)
Balance as of December 31	$4,867,203	$4,456,460

During the year ended December 31, 2021, the Company sold, in separate transactions, two performing hotel loans with an unpaid principal balance of $148.0 million, recording a $2.1 million loss on sale after giving effect to transaction costs. The sales prices were 98.0% and 100.0% of par, producing a weighted average sales price of 99.2% of par.

During the year ended December 31, 2020, the Company sold one multifamily loan with an unpaid principal balance of $99.3 million for $85.5 million resulting in a realized loss of $13.8 million. The Company also sold, at no gain or loss, a $46.4 million mezzanine loan (with a commitment amount of $50.0 million) related to a contiguous first mortgage loan secured by the same property with an unpaid principal balance of $279.2 million and a commitment amount of $300.8 million at the time of sale.

During the year ended December 31, 2020, the Company extinguished a first mortgage loan with an unpaid principal balance of $112.0 million that experienced a maturity default on October 9, 2020. On December 31, 2020, the Company negotiated and closed a deed-in-lieu of foreclosure to take control of the two undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27-acres which previously served as collateral for the mortgage loan receivable. The borrower paid interest through the maturity date. Accrued default interest from the maturity date to the date of foreclosure was waived under the terms of the negotiated deed-in-lieu of foreclosure. The carrying value of the loan was $99.2 million, net of an asset-specific credit loss reserve of $12.8 million as of the foreclosure date, resulting in a realized loss of $12.8 million, equal to the previously recorded specific CECL reserve. No cash was exchanged as part of this transaction. See Note 5 for further details.

As of December 31, 2021 and December 31, 2020, there was $10.1 million and $8.3 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, respectively, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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

The following table presents the Company’s amortized cost basis by origination year, grouped by risk rating, as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,621	—	82,461	242,614	168,355	—	527,051
3	1,600,659	95,858	1,400,670	407,509	169,934	17,163	3,691,793
4	—	78,013	154,093	183,750	216,542	—	632,398
5	—	—	—	23,000	—	—	23,000
Total mortgage loans	1,634,280	173,871	1,637,224	856,873	554,831	17,163	4,874,242
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,960	—	—	—	34,960
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,960	—	—	—	34,960
Total	$1,634,280	$173,871	$1,672,184	$856,873	$554,831	$17,163	$4,909,202

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	337,738	—	—	—	337,738
3	247,770	1,705,783	1,099,503	255,255	—	—	3,308,311
4	—	433,334	46,882	301,628	25,049	—	806,893
5	—	—	31,106	—	—	—	31,109
Total mortgage loans	247,770	2,139,117	1,515,229	556,883	25,049	—	4,484,048
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	32,352	—	—	—	—	32,352
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	32,352	—	—	—	—	32,352
Total	$247,770	$2,171,469	$1,515,229	$556,883	$25,049	$—	$4,516,400

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the amortized cost and results of the Company’s internal risk rating review performed as of December 31, 2021 and December 31, 2020 (dollars in thousands):

Risk Rating	December 31, 2021	December 31, 2020
1	$—	$—
2	527,051	337,738
3	3,726,753	3,340,663
4	632,398	806,893
5	23,000	31,106
Total	$4,909,202	$4,516,400
Allowance for credit losses	(41,999)	(59,940)
Carrying value	$4,867,203	$4,456,460
Weighted average risk rating(1)	3.0	3.1

(1)	Weighted Average Risk Rating calculated based on amortized cost at year end.

The weighted average risk rating as of December 31, 2021 was 3.0, a decrease from the 3.1 weighted average risk rating at December 31, 2020. Changes in risk ratings during each of the four quarters of 2021 included:

During the three months ended December 31, 2021, the Company upgraded three loans from risk category “3” to “2” because of continued improvement in property-level operating performance and one loan from risk rating category “4” to “3” as a result of a lease extension and loan paydown. The Company downgraded one loan from risk category “3” to “4” because of declining property-level operating performance and local market economic conditions, and concerns regarding the borrower’s ability to repay or refinance the loan upon or prior to its impending maturity. Additionally, the Company downgraded one loan from risk category “3” to “4” because of business plan milestone delays and property-level operating performance that continues to be negatively impacted from the local market economic conditions. During the three months ended December 31, 2021, the Company received full loan repayments with respect to six loans with a total unpaid principal balance of $420.9 million and a weighted average risk rating of 3.1 as of September 30, 2021. The six loans were included in the Company’s multifamily, mixed-use and office property categories.

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

During the three months ended June 30, 2021, the Company assigned to one of its loans originated in the current quarter a risk rating of “2” based on the continued strong performance of the underlying collateral. This loan refinanced a loan held in the Company’s loan portfolio that carried a “2” risk rating at the time it was repaid in full. Additionally, as of June 30, 2021, the Company: upgraded two hotel loans from risk category “4” to “3” due to positive economic trends in the local markets and continued improvements in property-level operating performance; upgraded four condominium loans, to the same Sponsor, from risk category “4” to “3” due to improved Sponsor financial condition, pace of conversion work, and improving market conditions; and downgraded one office loan from risk category “2” to “3” due to slowing leasing activity.

During the three months ended March 31, 2021, the Company upgraded one loan from risk category “3” to “2” because the collateral property achieved stabilized occupancy at rents in excess of underwritten rents.

Allowance for Credit Losses

The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loan portfolio as of December 31, 2021. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the policies and estimation of the Company’s allowance for credit losses.

The following tables present activity in the allowance for credit losses for loans by finance receivable class for the year ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	For the Year Ended December 31, 2021
	Senior Loans	Subordinated and Mezzanine Loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2021	$58,210	$1,730	$59,940
Allowance for (reversal of) credit losses, net	(8,817)	(924)	(9,741)
Partial write-off of loans held for investment	(8,200)	—	(8,200)
Subtotal	41,193	806	41,999

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2021	2,756	132	2,888
Allowance for (reversal of) credit losses, net	1,454	(132)	1,322
Subtotal	4,210	—	4,210
Total allowance for credit losses	$45,403	$806	$46,209

	For the Year Ended December 31, 2020
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	16,903	880	17,783
Allowance for (reversal of) credit losses, net	54,107	850	54,957
Partial write-off of loans held for investment	(12,800)	—	(12,800)
Subtotal	58,210	1,730	59,940
Allowance for credit losses on unfunded loan commitments:
CECL reserve as of December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	1,862	—	1,862
Credit loss expense (benefit)	894	132	1,026
Subtotal	2,756	132	2,888
Total allowance for credit losses	$60,966	$1,862	$62,828

The Company’s allowance for credit losses is influenced by the size and weighted average maturity date of its loans, loan quality, risk rating, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. An improving macroeconomic outlook and normalizing commercial real estate capital markets activity contributed to the reduction in the Company’s allowance for credit losses during the year ended December 31, 2021. While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, the Company selected its macroeconomic outlook to address this uncertainty, and made specific forward-looking valuation adjustments to the inputs of its allowance for credit loss calculation to reflect the variability associated with the timing, strength, and breadth of a sustained economic recovery and the unknown post-COVID levels of economic activity that may result.

For the year ended December 31, 2021, the Company recorded a decrease of $16.6 million to its allowance for credit losses primarily due to a decrease in credit loss expense of (1) $24.1 million related to loan repayments, loan sales, and a partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes) and (2) $5.9 million from positive macroeconomic data and improved operating performance of the underlying collateral for many of the Company’s loans in 2021 that were adversely impacted by COVID-19 in 2020, offset by an increase in the credit loss allowance of $13.4 million resulting from the Company’s increased loan origination volume during 2021.

During the year ended December 31, 2020, the Company recorded an increase of $43.2 million in the allowance for credit losses, including realized losses of $12.8 million on the extinguishment of a loan and its conversion to real estate owned, and $13.8 million on the sale of a loan, bringing the total CECL reserve to $62.8 million as of December 31, 2020. For the year ended December 31, 2020, the Company’s estimate of expected credit losses increased due to recessionary macroeconomic assumptions employed in determining the Company’s model-based CECL reserve, and an increase due to an independently-assessed loan in the fourth quarter of 2020, offset by a decline in total loan commitments and unpaid principal balance due to loan repayments and sales.

One loan secured by a retail property was on non-accrual status as of December 31, 2021 and December 31, 2020 due to a default caused by non-payment of interest in December 2020. The amortized cost of the loan was $23.0 million and $31.1 million as of December 31, 2021 and December 31, 2020, respectively. In accordance with the Company’s revenue recognition policy on loans placed on non-accrual status, the Company suspended accrual of interest income on this first mortgage loan. As of December 31, 2021, the Company determined that $8.2 million of the $10.0 million individually assessed credit loss allowance was unlikely to be collectable. Accordingly, the Company wrote-off $8.2 million of its loan amount (recognized as a partial worthlessness deduction for income tax purposes), which was charged against the allowance for credit losses and realized as credit loss expense.

For the year ended December 31, 2020, the Company determined that the non-performing retail loan described above met the CECL framework’s criteria for individual assessment. Accordingly, the Company utilized the estimated fair value of the collateral as of December 31, 2020 to calculate a reserve for its allowance for credit loss. The Company calculated an individually assessed allowance for credit loss of $10.0 million that was recognized as credit loss expense during the year ended December 31, 2020. The Company’s estimate of the collateral’s fair market value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 12.5%, and a terminal capitalization rate of 7.5%. These inputs are based on the location, type and nature of the property, current and anticipated market conditions, and management’s knowledge, experience, and judgment.

Loan Modification Activity

The economic and market disruptions caused by COVID-19 have adversely impacted the financial condition of many of the Company’s borrowers. These impacts have and may differ in timing, duration and magnitude depending on factors such as property type and geography. The Company has experienced a small number of delinquencies and defaults, but we cannot be certain delinquencies and defaults will not increase in the future.

Loan modifications and amendments are commonplace in the transitional lending business. COVID-induced modifications caused an increase in the number and volume of short-term modifications immediately following the onset of COVID-19, but have since subsided. Loan modifications implemented since January 1, 2021 typically involve the adjustment or waiver of property level or business plan milestones or performance tests that are prerequisite to the extension of a loan maturity, in exchange for borrower concessions that may include any or all of the following: a partial repayment of principal; termination of all or a portion of the remaining unfunded loan commitment; a cash infusion by the sponsor or borrower to replenish loan reserves (interest or capital improvements); additional call protection; and/or an increase in the loan coupon. Loan modifications implemented by us in 2020 typically involved the repurposing of existing reserves to pay interest and other property-level expenses, and providing relief to conditions for extension, such as waiving or reducing debt yield tests or modifying the conditions upon which the underlying borrower may extend the maturity date. In exchange, borrowers and sponsors made partial principal repayments and/or provided additional cash for payment of interest, operating expenses, and replenishment of interest reserves or capital reserves in amounts and combinations acceptable to the Company.

As of December 31, 2021, the Company had 14 loan modifications outstanding related to loans with an unpaid principal balance of $1.4 billion. All loans modified during the year ended and outstanding as of December 31, 2021 are performing. None of these loan modifications are considered TDRs under GAAP.

During the year ended December 31, 2020, the Company executed 17 loan modifications, of which 11 expired during the year ended December 31, 2020, with one renewed on revised terms in the fourth quarter of 2020. The aggregate unpaid principal balance for all loans modified during the twelve months ended December 31, 2020, excluding three loans that were repaid, was $1.0 billion. As of December 31, 2020, the aggregate unpaid principal balance of the six modified loans outstanding was $548.4 million. Total PIK interest of $0.8 million and $4.7 million was deferred and added to the outstanding loan principal during the three and twelve months ended December 31, 2020, respectively. All loans modified during the year ended and outstanding as of December 31, 2020 were performing, except for one which is on non-accrual status as of December 31, 2020. None of these loan modifications are considered TDRs under GAAP.

The following table details the Company’s accrued PIK interest activity for the year ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year Ended
	2021	2020
Balance as of January 1,	$4,701	$—
Accrued PIK interest	816	—
Repayments of accrued PIK interest	—	—
Write-off of accrued PIK interest	—	—
Balance as of March 31,	$5,517	$—
Accrued PIK interest	360	550
Repayments of accrued PIK interest	(1,034)	—
Write-off of accrued PIK interest	(690)	—
Balance as of June 30,	$4,153	$550
Accrued PIK interest	209	3,339
Repayments of accrued PIK interest	(871)	—
Write-off of accrued PIK interest	—	—
Balance as of September 30,	$3,491	$3,889
Accrued PIK interest	—	939
Repayments of accrued PIK interest	(120)	(127)
Write-off of accrued PIK interest	(343)	—
Balance as of December 31,	$3,028	$4,701

The following table presents the aging analysis on an amortized cost basis of mortgage loans by class of loans as of December 31, 2021 and December 31, 2020 (dollars in thousands):

		Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans Receivable:
Senior loans	$4,851,242	$—	$—	$23,000	$23,000	$4,874,242	$—
Subordinated and mezzanine loans	34,960	—	—	—	—	34,960	—
Total	$4,886,202	$—	$—	$23,000	$23,000	$4,909,202	$—

		Days Outstanding as of December 31, 2020
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans	90 days or more past due and accruing interest
Loans Receivable:
Senior loans	$4,484,048	$—	$—	$—	$—	$4,484,048	$—
Subordinated and mezzanine loans	32,352	—	—	—	—	32,352	—
Total	$4,516,400	$—	$—	$—	$—	$4,516,400	$—

(4) Available-for-Sale Debt Securities

As of December 31, 2021 and December 31, 2020, the Company did not own any CRE debt securities, nor did the Company acquire any CRE debt securities during the year ended December 31, 2021.

During the three months ended March 31, 2020, the Company sold 11 of its CRE CLO investments for total net proceeds of $151.6 million, recognizing a loss on sale of $36.2 million included in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). Fluctuations in the value of the Company’s CRE debt securities portfolio resulted in the Company being required to post cash collateral with the Company’s lenders under secured credit facilities used to finance these investments. To mitigate the impact to the Company’s business from these developments, the Company decided in late March 2020 to sell its entire CRE debt securities portfolio. Accordingly, as of March 31, 2020, the Company wrote down the entire portfolio to its estimated fair value (on securities where amortized cost basis exceeded fair value), and recorded an impairment charge of $167.3 million, which was recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss). In April 2020, the Company sold the remainder of its CRE debt securities portfolio with an aggregate face value of $782.0 million generating gross sales proceeds of $614.8 million. After retiring $581.7 million of repurchase financing and generating net cash proceeds of $33.1 million, the Company recorded aggregate losses from these sales of $167.3 million, equal to the impairment charge recorded during the three months ended March 31, 2020. For the year ended December 31, 2020, the Company recorded total impairment charges of $203.4 million recognized as expense in Securities Impairments on the consolidated statement of income (loss) and comprehensive income (loss), offset by a small realized gain. These losses created $203.4 million of capital loss carryforwards available for use in future periods. See Note 10 for additional details.

(5) Real Estate Owned

In December 2020, the Company acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27-acres (the “REO Property”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the REO Property was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. The Company’s estimate of the REO Property’s fair value was determined using a discounted cash flow model and Level 3 inputs, which include estimates of parcel-specific cash flows over a specific holding period, at a discount rate that ranges between 8.0% - 17.5% based on the risk profile of estimated cash flows associated with each respective parcel, and an estimated capitalization rate of 6.25%, where applicable. These inputs were based on the highest and best use for each parcel, estimated future values for the parcels based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the parcels, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each sub-parcel. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property, which was classified as Mortgage Loan Payable on the consolidated balance sheets.

On November 22, 2021, the Company sold a portion of REO Property generating net cash proceeds of $54.4 million. As a result of the sales transaction, the Company recognized a gain on sale of real estate owned, net of $15.8 million on the consolidated statements of income (loss) and comprehensive income (loss). The Company utilized $15.8 million of the $203.4 million of available capital loss carryforwards to offset the gain on sale of its REO Property for income tax purposes in 2021. See Notes 4 and 10 for additional details.

As of December 31, 2021, the Company continued to hold the remaining portion of the REO Property (10 acres) at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. The Company repaid the Mortgage Loan Payable, recovered the unexpended portion of the pre-funded cash interest reserve of $0.6 million, and recognized $0.6 million of unamortized deferred financing costs in interest expense on the consolidated statement of income (loss) and comprehensive income (loss).

For the year ended December 31, 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company. As of December 31, 2021, there were no indicators of impairment for the REO Property.

(6) Variable Interest Entities and Collateralized Loan Obligations

Consolidated subsidiaries of the Company have outstanding as of December 31, 2021 three collateralized loan obligations to finance approximately $3.2 billion, or 64.4%, of the Company’s loans held for investment portfolio, measured by unpaid principal balance.

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

TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL4 Additional Interests”) in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. During the year ended December 31, 2021, the Company utilized the reinvestment feature 12 times, contributing $342.4 million of new loans or participation interests, receiving net proceeds of $162.1 million after repaying $180.3 million of existing borrowings, including accrued interest.

As of December 31, 2021, FL4 Mortgage Assets represented 25.4% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of $1.3 billion.

As of December 31, 2021, TRTX 2019-FL4 had $0.2 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. The expected life of the issued investment-grade notes is based upon the anticipated repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, which was initially assessed on the FL4 Closing Date. On a quarterly basis, the Company reassesses the expected life of the issued investment-grade notes based upon current repayment behavior after giving effect to the reinvestment period, and prospectively adjusts its amortization expense, if necessary. For the year ended December 31, 2021, amortization of deferred financing costs of $1.9 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2021, the Company’s unamortized deferred financing costs related to TRTX 2021-FL4 were $6.7 million.

Interest expense on the outstanding FL4 Notes is payable monthly. For the year ended December 31, 2021, interest expense on the outstanding FL4 Notes (excluding amortization of deferred financing costs) of $13.6 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On October 25, 2019 (the “FL3 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 provided for reinvestment, during the 24 months after closing of FL3, whereby eligible new loans or participation interests (the “FL3 Additional Interests”) in loans could be contributed to TRTX 2019-FL3 in exchange for cash, which provided liquidity to the Company to originate new loan investments as underlying loans repay.

During the year ended December 31, 2021, the Company utilized the reinvestment feature four times, contributing $193.9 million of new loans or participation interests, receiving net proceeds of $66.4 million after repaying $127.5 million of existing borrowings, including accrued interest. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. For the year ended December 31, 2020, the Company utilized the reinvestment feature ten times, contributing $303.1 million of new loans or participating interests in loans, receiving $88.9 million of net cash proceeds, after the repayment of $214.2 million of existing borrowings, including accrued interest.

As of December 31, 2021, FL3 Mortgage Assets represented 22.6% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of $1.1 billion.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, amortization of deferred financing costs of

$2.5 million, $2.3 million, and $0.4 million are included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2021 and December 31, 2020, the Company’s unamortized deferred financing costs related to TRTX 2019-FL3 were $3.0 million and $5.1 million, respectively.

Interest expense on the outstanding FL3 Notes is payable monthly. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event, and on May 17, 2021, Wells Fargo Bank, National Association, solely in its capacity as designated transaction representative under the FL3 indenture, determined that a benchmark transition event had occurred with respect to FL3. Accordingly, on June 15, 2021, the benchmark index interest rate for bondholders under FL3 was converted from LIBOR to the Compounded Secured Overnight Financing Rate (“Compounded SOFR”) plus a benchmark replacement adjustment of 11.448 basis points, conforming with the FL3 indenture and the recommendation of the ARRC. The designated transaction representative further determined that Compounded SOFR for any interest accrual period is the “30-Day Average SOFR” published on the website of the Federal Reserve Bank of New York on each benchmark determination date. Compounded SOFR was determined by the calculation agent in arrears using a lookback period equal to the number of calendar days in such interest accrual period plus two Compounded SOFR Business Days.

On October 1, 2021, based on an ARRC recommendation and the terms of the FL3 indenture, the designated transaction representative further determined that the benchmark index interest rate for bondholders under FL3 was converted from Compounded SOFR plus a benchmark replacement adjustment of 11.448 basis points to Term SOFR plus a benchmark replacement adjustment of 11.448 basis points on the first day of the most recent calendar quarter (October 1, 2021 effective for the three months ended December 31, 2021 and in future periods). As of December 31, 2021, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 were indexed to Term SOFR, creating a difference between benchmark interest rates (a basis difference), for FL3 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the FL3 mortgage assets to SOFR, eliminating the basis difference between FL3 assets and liabilities, and will make its determination taking into account the loan portfolio as a whole. The transition to Term SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense.

For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $15.3 million, $20.1 million, and $5.8 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

On November 29, 2018 (the “FL2 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). TRTX 2018-FL2 provides for reinvestment, during the 24 months after closing of FL2, whereby eligible new loans or participation interests in loans could be contributed to TRTX 2018-FL2 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020. For the year ended December 31, 2020, the Company utilized the reinvestment feature 16 times, contributing $315.7 million of new loans or participation interests in loans, and receiving net cash proceeds of $133.5 million, after the repayment of $182.2 million of existing borrowings, including accrued interest. For the year ended December 31, 2019, the Company utilized the reinvestment feature eleven times, contributing $514.7 million of new loans or participation interests in loans, and receiving net cash proceeds of $159.8 million, after the repayment of $354.9 million of existing borrowings, including accrued interest.

As of December 31, 2021, FL2 Mortgage Assets represented 16.4% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of $805.7 million.

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

For the year ended December 31, 2021, December 31, 2020, and December 31, 2019 amortization of deferred financing costs of $3.3 million, $2.4 million, and $2.3 million is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2021 and December 31, 2020, the Company’s unamortized deferred financing costs related to TRTX 2018-FL2 were $0.6 and $3.8 million, respectively.

Interest expense on the outstanding FL2 Notes is payable monthly. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019 interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $11.6 million, $16.5 million and $29.4 million, respectively, is included in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

In accordance with ASC 810, the Company evaluated the key attributes of the issuers of the FL4 Notes (the “FL4 Issuers”), FL3 Notes (the “FL3 Issuers”) and FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL4 Issuers, FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary because it has the ability to control the most significant activities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, the Company consolidates the FL4 Issuers, FL3 Issuers and the FL2 Issuers.

The Company’s total assets and total liabilities as of December 31, 2021 included VIE assets and liabilities related to TRTX 2021-FL4, TRTX 2019-FL3, TRTX 2018-FL2, and one loan held for investment with an unpaid principal balance of $0.1 million within the Sub-REIT structure. The Company’s total assets and total liabilities as of December 31, 2020 included VIE assets and liabilities related to TRTX 2021-FL4, TRTX 2019-FL3, and TRTX 2018-FL2.

The following table outlines the total assets and liabilities within the Sub-REIT structure (dollars in thousands):

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$28,167	$78,350
Collateralized loan obligation proceeds held at trustee	204	174
Accounts receivable from servicer/trustee	150	—
Accrued interest receivable	6,765	740
Loans held for investment, net	3,138,603	2,199,666
Total assets	$3,173,889	$2,278,930
Liabilities
Accrued interest payable	$1,823	$1,311
Accrued expenses	1,490	630
Collateralized loan obligations	2,545,691	1,825,569
Payable to affiliates	3,830	14,016
Total liabilities	$2,552,834	$1,841,526

The following tables outline TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of December 31, 2021 and December 31, 2020 (dollars in thousands):

As of December 31, 2021
Collateral (loan investments)		Debt (notes issued)
Outstanding principal	Carrying value	Face value	Carrying value
$3,164,710	$3,138,603	$2,555,988	$2,545,691

As of December 31, 2020
Collateral (loan investments)		Debt (notes issued)
Outstanding principal	Carrying value	Face value	Carrying value
$2,230,276	$2,230,276	$1,834,760	$1,825,568

Assets held by the FL4 Issuers, FL3 Issuers and the FL2 Issuers are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL4 Issuers, FL3 Issuers and the FL2 Issuers are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Weighted average spread (%)(1)	Weighted average maturity (years)(2)	Weighted average spread (%)(1)	Weighted average maturity (years)(2)
Collateral (loan investments)
TRTX 2018-FL2	3.39%	2.0	3.33%	4.9
TRTX 2019-FL3(3)	3.19%	2.2	3.20%	4.1
TRTX 2021-FL4	3.19%	3.1	—	—

Debt (notes issued)
TRTX 2018-FL2	1.56%	15.9	1.45%	16.9
TRTX 2019-FL3(3)	1.48%	12.8	1.44%	13.8
TRTX 2021-FL4	1.60%	16.2	—	—

(1)	Yield on collateral is based on cash coupon.
(2)

Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post-reinvestment period. The term of the CLO notes represents the rated final distribution date.

(3)

On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was transitioned from Compound SOFR to Term SOFR by the designated transaction representative under the FL3 indenture.

(7) Secured Credit Agreements and Mortgage Loan Payable

As of December 31, 2021 and December 31, 2020, the Company had secured credit facilities used to finance certain of the Company’s loan investments, and a mortgage loan payable (prior to repayment) used to finance the Company’s REO Property. These financing arrangements bear interest at rates equal to LIBOR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. Except for the mortgage loan payable (prior to repayment), these borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

As of December 31, 2020 and December 31, 2019, the Company had none and four, respectively, secured credit agreements which were used to finance its CRE CLO debt securities. These borrowing arrangements contained daily mark-to-market provisions that permitted the lenders to issue margin calls to the Company in response to changing interest rates and credit spreads on the CRE debt securities so financed. Additionally, these borrowing arrangements typically had maturities of 30 days subject to renewal at the lenders’ option.

The following table presents certain information regarding the Company’s secured credit agreements as of December 31, 2021 and December 31, 2020. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	As of December 31, 2021
Secured credit agreements:	Initial maturity date	Extended maturity date	Index rate	Credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Secured credit facilities(1)
Goldman Sachs	08/19/22	08/19/24	1 Month LIBOR	2.0%	2.1%	$250,000	$153,680	$96,320	$158,177	$157,550
Wells Fargo(2)	04/18/22	04/18/24	1 Month LIBOR	1.6%	1.7%	750,000	179,784	570,216	779,791	773,868
Barclays	08/13/22	08/13/23	1 Month LIBOR	1.5%	1.7%	750,000	726,686	23,314	41,294	41,058
Morgan Stanley	05/04/22	05/04/23	1 Month LIBOR	2.0%	2.1%	500,000	319,269	180,731	255,125	254,559
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	290,523	109,477	200,148	199,246
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.4%	1.7%	44,730	10,748	33,982	59,060	59,060
Bank of America(3)	09/29/22	09/29/22	1 Month LIBOR	1.8%	1.9%	128,625	—	128,625	183,750	183,750
Institutional financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	226,000	23,546	42,390	42,366
Total						$3,072,901	$1,906,690	$1,166,211	$1,719,735	$1,711,457

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse.
(2)	On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(3)

Effective February 1, 2022 the Company modified its financing arrangement for one loan that is pledged to the credit facility, reducing its borrowing by $9.4 million and extending its term on a non-mark-to-market basis through March 31, 2022.

	As of December 31, 2020
Secured credit agreements and mortgage loan payable:	Initial maturity date	Extended maturity date	Index rate	Credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral		Amortized cost of collateral
Secured credit facilities(1)
Goldman Sachs	08/19/21	08/19/22	1 Month LIBOR	2.7%	2.9%	$250,000	$199,113	$50,887	$96,381		$94,971
Wells Fargo	04/18/22	04/18/22	1 Month LIBOR	1.7%	1.9%	750,000	533,601	216,399	290,237		288,696
Barclays	08/13/22	08/13/22	1 Month LIBOR	1.5%	1.7%	750,000	433,739	316,261	443,845		442,757
Morgan Stanley	05/04/21	05/04/22	1 Month LIBOR	1.8%	2.0%	500,000	174,045	325,955	434,630		433,031
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.6%	1.8%	400,000	192,906	207,094	351,123		347,852
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.5%	1.8%	139,960	70,376	69,584	101,372		101,287
Bank of America	09/29/21	09/29/22	1 Month LIBOR	1.8%	1.9%	200,000	112,867	87,133	117,393		117,393
Institutional financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	—	249,546	427,330		426,984
Subtotal						$3,239,506	$1,716,647	$1,522,859	$2,262,311		$2,252,971

Mortgage loan payable
Institutional lender	12/15/21	12/15/22	1 Month LIBOR	4.5%	5.0%	50,000	—	50,000	99,200	(2)	—
Subtotal						$50,000	$—	$50,000	$99,200		$—

Total						$3,289,506	$1,716,647	$1,572,859	$2,361,511		$2,252,971

(1)	Borrowings under secured credit facilities with a guarantee for 25% recourse.
(2)	Represents the fair value of the REO Property at the time of acquisition as described in Note 5.

The Company’s secured credit facilities contain defined mark-to-market provisions that permit the lenders to issue margin calls in the event collateral properties securing the Company’s borrowings experience a non-temporary decline in value or net cash flow (“credit marks”). In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit facility based solely on appraised loan-to-values after the second anniversary date of the facility on October 30, 2022.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2021:

	December 31, 2021
Secured credit agreements	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24
Wells Fargo(1)	Credit	25.0%	04/18/22	04/18/24
Barclays	Credit	25.0%	08/13/22	08/13/23
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25
US Bank	Credit	25.0%	07/09/22	07/09/24
Bank of America(2)	Credit	25.0%	09/29/22	09/29/22
Institutional financing(3)	Credit	25.0%	10/30/23	10/30/25

(1)	On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(2)

Effective February 1, 2022 the Company modified its financing arrangement for one loan that is pledged to the credit facility, reducing its borrowing by $9.4 million and extending its term on a non-mark-to-market basis through March 31, 2022.

(3)	The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of December 31, 2020:

	December 31, 2020
Secured credit agreements and mortgage loan payable	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date
Secured credit agreements - loan investments
Goldman Sachs	Credit	25.0%	08/19/21	08/19/22
Wells Fargo	Credit	25.0%	04/18/22	04/18/22
Barclays	Credit	25.0%	08/13/22	08/13/22
Morgan Stanley	Credit	25.0%	05/04/21	05/04/22
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25
US Bank	Credit	25.0%	07/09/22	07/09/24
Bank of America	Credit	25.0%	09/29/21	09/29/22
Institutional financing(1)	Credit	25.0%	10/30/23	10/30/25

Mortgage loan payable - real estate owned
Institutional lender	None	n.a.	12/15/21	12/15/22

(1)	The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Facilities

As of December 31, 2021 and December 31, 2020, the Company had seven secured credit facilities to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of December 31, 2021 and December 31, 2020 consisted of 53 and 55 mortgage loans, or participation interests therein, respectively. Under six of the seven secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit facility counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit facility lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh credit facility, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit facilities used to finance loan investments are 25% recourse to Holdco.

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

On October 30, 2020, the Company closed with a single institutional counterparty a secured credit facility with a commitment amount and unpaid principal balance of $249.5 million. At closing, the credit facility was secured by seven first mortgage loans, or participation interests therein. This credit facility has a committed term of three years through October 30, 2023, a credit spread of 4.50%, a LIBOR floor of 0.25%, and contains no mark-to-market provisions that would trigger margin calls until after its second anniversary date on October 30, 2022 (or two years from closing).

As of December 31, 2021 and December 31, 2020, the Company had no secured credit facilities to finance its CRE debt securities as each agreement was terminated during the quarter ended June 30, 2020. As of December 31, 2019, CRE debt securities pledged consisted of 35 CRE debt securities and two CMBS investments. The secured credit facilities used to finance CRE debt securities were 100% recourse to Holdco and were considered short-term borrowings.

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

Prior to the sale of the Company’s portfolio of available-for-sale CRE debt securities in the second quarter of 2020, the market value of the assets that served as collateral under the Company’s secured credit facilities secured by CRE debt securities was redetermined by the repurchase lender on a daily basis. As a result, extreme short-term volatility and negative pressure in the financial markets resulted in the Company being required to post cash collateral with the Company’s lenders under these agreements. During the six months ended June 30, 2020, the Company received margin call notices with respect to borrowings against its CRE CLO investment portfolio aggregating $170.9 million, which were satisfied with a combination of $89.8 million of cash, cash proceeds from bond sales, and increases in market values prior to quarter-end. At December 31, 2021, the Company did not own any CRE debt securities and therefore had no associated borrowings and no unsatisfied margin calls.

The following table summarizes certain characteristics of the Company’s secured credit facilities secured by commercial mortgage loans, including counterparty concentration risks, as of December 31, 2021 (dollars in thousands):

	December 31, 2021
Secured credit facilities	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$250,000	$158,177	$159,269	$96,389	$62,880	4.3%	962
Wells Fargo	750,000	779,791	776,196	570,839	205,357	14.0%	839
Barclays	750,000	41,294	41,019	23,330	17,689	1.2%	590
Morgan Stanley Bank	500,000	255,125	255,858	180,891	74,967	5.1%	489
JP Morgan Chase Bank	649,546	242,538	243,181	133,191	109,990	7.5%	1,399
US Bank	44,730	59,060	59,435	34,035	25,400	1.7%	921
Bank of America	128,625	183,750	184,531	128,648	55,883	3.8%	272
Total / weighted average	$3,072,901	$1,719,735	$1,719,489	$1,167,323	$552,165		794

(1)	Loan amounts include interest receivable of $8.0 million and are net of premium, discount and origination fees of $8.8 million.
(2)	Loan amounts include interest payable of $1.1 million and do not reflect unamortized deferred financing fees of $4.0 million.
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

Secured Revolving Credit Agreement

Prior to July 12, 2020, the Company had a secured revolving credit facility (the “Citi Agreement”), with Citibank, N.A. with aggregate secured borrowing capacity of up to $160.0 million, subject to borrowing base availability and certain other conditions, which the Company occasionally used to finance originations or acquisitions of eligible loans on an interim basis until permanent financing was arranged. The Citi Agreement had an initial maturity date of July 12, 2020, and borrowings bore interest at an interest rate per annum equal to one-month LIBOR or the applicable base rate plus a margin of 2.25%. The initial advance rate on borrowings under the Citi Agreement with respect to individual pledged assets was 70% and declined over the borrowing term of up to 90 days, after which borrowings against an asset must be repaid. This agreement was 100% recourse to Holdco. On July 12, 2020, the Company allowed the Credit Agreement to expire by its terms.

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

Financial Covenant Compliance

The Company was in compliance with all financial covenants to the extent that balances were outstanding as of December 31, 2021 and December 31, 2020.

Mortgage Loan Payable

The Company through a special purpose entity subsidiary was a borrower under a $50.0 million mortgage loan secured by a first deed of trust against the REO Property. See Note 5 for additional information.

The first mortgage loan was provided by an institutional lender, had an initial maturity date of December 15, 2021, and included an option to extend the maturity for 12 months subject to the satisfaction of customary extension conditions, including (i) the purchase of a new interest rate cap for the extension term, (ii) replenishment of the interest reserve with an amount equal to 12 months of debt service, (iii) payment of a 0.25% extension fee on the outstanding principal balance, and (iv) no event of default. The first mortgage loan permitted partial releases of collateral in exchange for payment of a minimum release price equal to the greater of 100% of net sales proceeds (after reasonable transaction expenses) or 115% of the allocated loan amount. The loan had an interest rate of LIBOR plus 4.50% and was subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term.

On November 12, 2021, the Company repaid the mortgage loan, recovered the unexpended portion of the pre-funded cash interest reserve of $0.6 million, and recognized $0.6 million of unamortized deferred financing costs in interest expense on the consolidated statement of income (loss) and comprehensive income (loss).

(8) Schedule of Maturities

The future principal payments for the five years subsequent to December 31, 2021 and thereafter are as follows (in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit facilities(2)
2022	$380,591	$251,966	$128,625
2023	629,259	292,191	337,068
2024	1,815,265	1,114,747	700,518
2025	244,619	244,619	—
2026	652,465	652,465	—
Thereafter	—	—	—
Total	$3,722,199	$2,555,988	$1,166,211

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

(9) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of December 31, 2021 and December 31, 2020, the Company had $199.3 million and $311.2 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of TRTX 2018-FL2, TRTX 2019-FL3 and TRTX 2021-FL4, and secured debt agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,867,203	$—	$—	$4,899,666
Financial liabilities
Collateralized loan obligations	2,545,691	—	—	2,558,544
Secured financing agreements	1,162,206	—	—	1,169,710

	December 31, 2020
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,456,460	$—	$—	$4,472,984
Financial liabilities
Collateralized loan obligations	1,825,568	—	—	1,834,760
Secured financing agreements	1,514,028	—	—	1,532,910
Mortgage loan payable	49,147	—	—	49,147

As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company’s loans held for investment portfolio was $4.9 billion and $4.5 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of December 31, 2021 and December 31, 2020 was 3.39% and 3.18%, respectively. The weighted average years to maturity as of December 31, 2021 and December 31, 2020 was 2.8 years and 3.1 years, respectively, assuming full extension of all loans held for investment.

Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Company’s Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate.

There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020, respectively.

(10) Income Taxes

The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2017 to present.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2021 and December 31, 2020, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the year ended December 31, 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates beginning in March 2020 coupled with the benefit of interest rate floors relating to the various loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CLOs currently generate EII, which is treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII in accordance with its dividends paid. Accordingly, EII generated by Sub-REIT’s CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is at the highest U.S. federal corporate tax rate (currently 21%). This tax liability is included in the consolidated statements of income (loss) and comprehensive income (loss) and balance sheets of the Company.

The following table details the income tax treatment for the Company’s common stock and Class A common stock (to the extent outstanding) dividends declared:

	For the Years Ended December 31,
	2021	2020	2019
Ordinary income dividends	$0.95	$1.21	$1.72
Capital gain dividends	—	—	—
Total common stock dividends	$0.95	$1.21	$1.72

For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company recognized $1.1 million, $0.3 million and $0.6 million, respectively, of federal, state, and local tax expense. As of December 31, 2021, December 31, 2020, and December 31, 2019, the Company’s effective tax rate was 0.8%, 0.2% and 0.5%, respectively.

As of December 31, 2021, the Company had no deferred income tax assets and a $0.3 million deferred income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2020, no deferred income tax assets or liabilities were recorded for the operating activities of the Company’s TRSs.

From March 23, 2020 through April 2020, the Company sold all its CRE debt securities with an aggregate face value of $969.8 million, generating gross sales proceeds of $766.4 million. The Company recorded losses from these sales of $203.4 million recognized as expense in Securities Impairments on the consolidated statements of income (loss) and comprehensive income (loss), which became available to offset qualifying capital gains of the Company in 2020 and, to the extent those capital losses exceed the Company’s capital gains for 2020, such losses would be available to be carried forward to offset capital gains in future years. The Company recognized no capital gains during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company utilized $15.8 million of the $203.4 million of available capital loss carryforwards to offset the capital gain generated from the partial sale of its REO Property in November 2021. The Company has $187.6 million of capital losses that it can carryforward into future years as of December 31, 2021.

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

For so long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager agreed to reduce by 50% the base management fee attributable to the Series B Preferred Stock net proceeds included in the Company’s Equity, such that the base management fee rate will equal 0.75% per annum instead of 1.50% per annum as provided in the Management Agreement. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock, incorporating the impact of the redemption into its Equity calculation. The reduced base management fee rate will apply until the Series B Preferred Stock issuance and redemption no longer impact the Company’s Equity used to calculate the base management fee payable to its Manager.

Management Fees Incurred and Paid for the years ended December 31, 2021, 2020 and 2019

For the fiscal years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Incurred
Management fees	$21,519	$20,767	$21,571
Incentive management fee	—	—	7,146
Total management and incentive fees incurred	$21,519	$20,767	$28,717

Paid
Management fees	$21,269	$21,031	$20,904
Incentive management fee	—	1,629	6,661
Total management and incentive fees paid	$21,269	$22,660	$27,565

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets at December 31, 2021 and December 31, 2020 are $5.6 million and $5.4 million, respectively. No incentive management fee was earned during the year ended December 31, 2021 and December 31, 2020.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019 respectively, the Company reimbursed to the Manager $1.0 million, $1.0 million and $1.0 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.

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

As of December 31, 2021 and December 31, 2020, $0.0 million and $0.2 million, respectively, remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.

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

(12) Earnings (Loss) per Share

The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock and Class A common stock (which Class A shares were converted to common shares in February 2020), including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, $0.7 million, $0.8 million and $0.7 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 14 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were to be accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the year ended December 31, 2021 and December 31, 2020, this adjustment totaled $3.0 million and $3.2 million, respectively.

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of Series B Preferred Stock, made a make-whole payment of $22.5 million and wrote-off $22.5 million of unamortized discount, including the unamortized amounts related to the allocated Warrant fair value and transaction costs. The Series B Preferred Stock make-whole payment and write-off of unamortized discount, including the unamortized amounts related to the allocated Warrant fair value and transaction costs, are recorded in the Company’s consolidated statements of changes in equity and described in Note 13 and are not recognized as an expense for purposes of calculating either taxable income or the Company’s minimum distribution requirement for purposes of maintaining its REIT status.

The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the year ended December 31, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock during the year was $12.34, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding. For the year ended December 31, 2020, the Warrants were not included in the calculation of diluted earnings per common share because the Company incurred a net loss on a per share basis.

The following table sets forth the calculation of basic and diluted earnings (loss) per common share (common stock and Class A common stock to the extent outstanding in a period) based on the weighted-average number of shares of common stock outstanding for the year ended December 31, 2021, December 31, 2020, and December 31, 2019 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$138,550	$(136,826)	$126,313
Preferred stock dividends(1)	(19,194)	(14,685)	(15)
Participating securities' share in earnings (loss)	(717)	(832)	(676)
Series B preferred stock redemption make-whole payment(2)	(22,485)	—	—
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(3)	(25,449)	(3,189)	—
Net income (loss) attributable to common stockholders	$70,705	$(155,532)	$125,622
Weighted average common shares outstanding, basic	76,977,743	76,656,756	72,743,171
Incremental shares of common stock issued from the assumed exercise of the warrants	4,706,645	—	—
Weighted average common shares outstanding, diluted	81,684,388	76,656,756	72,743,171
Earnings (loss) per common share, basic(4)	$0.92	$(2.03)	$1.73
Earnings (loss) per common share, diluted(4)	$0.87	$(2.03)	$1.73

(1)	Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the year ended December 31, 2021.
(2)

Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. See Note 13 to our consolidated financial statements included in this Form 10-K.

(3)

Series B Preferred Stock Accretion and Write-off of Discount, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated Warrant fair value related to the Series B Preferred Stock. For the year ended December 31, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.

(4)

Basic and diluted earnings (loss) per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings (loss) per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of quarterly earnings (loss) per common share amounts may not agree to the total for the year ended December 31, 2021 and December 31, 2020.

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

Holders of Series C Preferred Stock will not have any voting rights except as set forth in the Articles Supplementary for the Series C Preferred Stock.

Series B Cumulative Redeemable Preferred Stock and Warrants to Purchase Shares of Common Stock

On May 28, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., under which the Company agreed to issue and sell to the Purchaser up to 13,000,000 shares of 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary for the Series B Preferred Stock, the “Series B Preferred Stock”), and Warrants to purchase, in the aggregate, up to 15,000,000 shares (subject to adjustment) of the Company’s Common Stock, for an aggregate cash purchase price of up to $325,000,000. Such purchases could occur in up to three tranches prior to December 31, 2020. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. At closing, the Purchaser acquired the initial tranche consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company allowed its option to issue additional shares of Series B Preferred Stock to expire unused.

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

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of approximately $247.5 million. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date. As a result of the redemption, dividends will no longer accrue or be declared on any shares of Series B Preferred Stock, and no shares of Series B Preferred Stock remain outstanding. In connection with the redemption, the Company made a make-whole payment to the holder of the Series B Preferred Stock of $22.5 million equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. This make-whole payment is recorded as Series B Preferred Stock Redemption Make-Whole Payment on the Company’s consolidated statements of changes in equity. Additionally, the Company accelerated the accretion of $22.5 million related to the remaining unamortized discount, including the unamortized allocated Warrant fair value and transactions costs, which was included in Series B Preferred Stock Accretion of Discount, including Allocated Warrant Fair Value and Transaction Costs on the Company’s consolidated statements of changes in equity. Neither the make-whole payment nor the write-off of unamortized discount are recognized as expense for purposes of calculating either taxable income or the Company’s minimum distribution requirement for purposes of maintaining its qualification as a REIT.

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of December 31, 2021.

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

Conversion of Class A Shares

Between January 22, 2020 and January 24, 2020, the Company received requests to convert all of the outstanding shares of the Company’s Class A common stock into shares of the Company’s common stock. Accordingly, all of the outstanding shares of the Company’s Class A common stock were retired and returned to the authorized but unissued shares of Class A common stock of the Company, and the holders of shares of the Class A common stock were issued an aggregate of 1,136,665 shares of the Company’s common stock. On February 14, 2020, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to reclassify and designate all 2,500,000 authorized but unissued shares of the Company’s Class A common stock as additional shares of undesignated common stock of the Company. The Articles Supplementary became effective upon filing on February 14, 2020. As a result, as of December 31, 2021, there are no shares of the Company’s Class A common stock authorized or outstanding.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. As of December 31, 2021, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

For the year ended December 31, 2021, the Company sold no shares of common stock under this arrangement. For the year ended December 31, 2020, the Company sold 0.6 million shares of common stock at a weighted average price per share of $20.53 for gross proceeds of $12.9 million, and paid commissions totaling $0.2 million.

Dividends

Upon the approval of the Company’s Board of Directors, the Company accrues dividends. Dividends are paid first to the holders of the Company’s Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of the Company’s Series B Preferred Stock (which was redeemed in-full on June 16, 2021) at the rate of 11.0% per annum of the $25.00 per share liquidation preference, then to the holders of the Company’s Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of the Company’s common stock, in each case, to the extent outstanding. The Company intends to distribute each year not less than 90% of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On December 13, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the fourth quarter of 2021. The Board of Directors also declared and approved an additional, non-recurring special cash dividend of $0.07 per share of common stock, or $5.5 million in the aggregate, attributable to the Company’s estimated 2021 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividends were paid on January 25, 2022 to holders of record of its common stock as of December 29, 2021.

On December 9, 2021, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2021. The Series C Preferred Stock dividend was paid on December 30, 2021 to the preferred stockholders of record as of December 20, 2021.

For the years ended December 31, 2021 and 2020, common stock and Class A common stock dividends in the amount of $73.8 million and $93.6 million, respectively, were declared and approved.

For the year ended December 31, 2021, Series C Preferred Stock dividends in the amount of $6.9 million were approved and paid. No Series C Preferred Stock dividends were approved and paid in 2020.

For the years ended December 31, 2021 and 2020, Series B Preferred Stock dividends in the amount of $12.3 million and $14.7 million, respectively, were approved and paid.

As of December 31, 2021 and 2020, common stock dividends of $24.2 million and $29.5 million, respectively, were unpaid and are reflected in dividends payable on its consolidated balance sheets.

(14) Share-Based Incentive Plan

The Company does not have any employees. As of December 31, 2021, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of share-based instruments.

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

The following table details the outstanding common stock awards and includes the number of shares granted and weighted-average grant date fair value per share under the Incentive Plan as of December 31, 2021:

	Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2018	333,969	$18.94
Granted	396,410	20.52
Vested	(100,305)	19.02
Forfeited	(6,068)	18.78
Balance as of December 31, 2019	624,006	$19.93
Granted	386,003	11.05
Vested	(121,018)	20.30
Forfeited	—	—
Balance as of December 31, 2020	888,991	$16.09
Granted	436,213	12.15
Vested	(407,706)	17.34
Forfeited	(81,569)	15.25
Balance as of December 31, 2021	835,929	$13.16

Generally, the shares vest in installments over a four-year period, pursuant to the terms of the award and the Incentive Plan. The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2022	283,363
2023	248,537
2024	194,951
2025	109,078
Total	835,929

As of December 31, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $9.5 million. This cost is expected to be recognized over a weighted average period of 1.7 years from December 31, 2021. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company recognized $5.8 million, $5.8 million, and $2.6 million respectively, of share-based compensation expense.

During the year ended December 31, 2021, the Company issued deferred stock units to the non-management members of the Company’s Board of Directors. On December 17, 2021, the Company issued, and the non-management members of the Company’s Board of Directors received, deferred stock units that were fully vested, with an aggregate fair value of $0.3 million, which are included in share-based compensation expense as general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

During the year ended December 31, 2021, the Company accrued 7,083 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of December 29, 2021. Dividends payable to holders of the December 17, 2021 and prospective deferred stock unit grants will be paid in cash and will not accrue dividends that are paid-in-kind on a quarterly basis.

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

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s portfolio of loans held for investment. The aggregate amount of unrecognized unfunded loan commitments existing as of December 31, 2021 and December 31, 2020 was $487.8 million and $423.5 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $4.2 million and $2.9 million as of December 31, 2021 and December 31, 2020 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

As of December 31, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

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

Property Type

A summary of the Company’s loans held for investment portfolio by property type as of December 31, 2021 and December 31, 2020 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	As of December 31, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,265,187	$178,878	41.9%	$2,086,309	42.4%
Multifamily	1,595,643	121,211	29.5	1,474,731	30.0
Hotel	658,943	4,000	12.2	657,672	13.4
Life Science	494,600	163,860	9.1	330,740	6.7
Mixed-Use	347,408	17,681	6.4	329,728	6.7
Retail	33,000	2,143	0.6	23,000	0.5
Condominium	17,163	—	0.3	17,163	0.3
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

	As of December 31, 2020
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,612,735	$323,487	52.8%	$2,289,248	50.4%
Multifamily	804,838	24,001	16.3	781,137	17.3
Hotel	737,293	9,864	14.9	731,487	16.2
Mixed-Use	586,993	31,398	11.9	555,595	12.3
Life Science	143,603	32,547	2.9	111,056	2.5
Retail	33,000	2,190	0.7	31,153	0.7
Condominium	25,049	—	0.5	25,049	0.6
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

During the year ended December 31, 2021, the Company refined its property type classification related to assets within its Office category to separately present Life Science. No other categories were impacted as a result of this refinement during the year ended December 31, 2021. Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.0 million and $4.7 million at December 31, 2021 and December 31, 2020, respectively.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of December 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

	December 31, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,925,457	$63,459	35.6%	$1,863,172	37.8%
West	1,484,883	244,100	27.4	1,233,628	25.1
South	1,323,800	115,714	24.5	1,208,940	24.6
Midwest	677,804	64,500	12.5	613,603	12.5
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

	December 31, 2020
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$2,009,022	$152,487	40.6%	$1,856,535	41.0%
South	1,289,141	97,405	26.1	1,192,852	26.4
West	1,128,897	121,738	22.8	1,009,589	22.3
Midwest	428,351	49,478	8.7	379,173	8.4
Various	88,100	2,379	1.8	86,576	1.9
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.0 million and $4.7 million at December 31, 2021 and December 31, 2020, respectively.

Loan Category

A summary of the Company’s loans held for investment portfolio by loan category as of December 31, 2021 and December 31, 2020 based on total loan commitment and current UPB is as follows (dollars in thousands):

	December 31, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,950,739	$294,693	36.1%	$1,657,218	33.7%
Light Transitional	1,779,310	145,621	32.9	1,633,689	33.2
Bridge	1,646,895	47,459	30.4	1,593,436	32.4
Construction	35,000	—	0.6	35,000	0.7
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

	December 31, 2020
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Light Transitional	$1,937,644	$173,518	39.2%	$1,764,126	39.0%
Moderate Transitional	1,633,131	224,532	33.0	1,410,145	31.2
Bridge	1,337,736	22,953	27.1	1,317,938	29.1
Construction	35,000	2,484	0.7	32,516	0.7
Total	$4,943,511	$423,487	100.0%	$4,524,725	100.0%

Loan commitments represent principal commitments made by the Company, and do not include capitalized interest resulting from certain loan modifications of $3.0 million and $4.7 million at December 31, 2021 and December 31, 2020, respectively.

(17) Subsequent Events

The following events occurred subsequent to December 31, 2021:

•	The Company closed, or is in the process of closing, nine first mortgage loans with a total loan commitment amount of $543.8 million and initial fundings of $485.2 million.
•

On February 9, 2022, the Company extended the initial maturity date of its $750.0 million secured credit facility with Wells Fargo Bank from April 18, 2022 to April 18, 2025, and reduced the total commitment to $500.0 million with an option to increase the facility to $1.0 billion upon the Company’s request and standard lender approval rights.

•

On February 16, 2022, the Company closed TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, a two-year reinvestment period, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs.

•

On February 17, 2022, the Company redeemed TRTX 2018-FL2, which at its redemption had $600.0 million of investment-grade bonds outstanding. The 17 loans or participation interests therein with an aggregate unpaid principal balance of $805.7 million held by the trust were refinanced in part by the issuance of TRTX 2022-FL5 and in part with the expansion of an existing secured credit agreement. In connection with the redemption of TRTX 2018-FL2, the Company exercised an option under its existing secured credit agreement with Goldman, Sachs & Co. to increase the commitment amount to $500.0 million from $250.0 million, pledge additional collateral with an aggregate unpaid principal balance of $463.8 million, borrow an additional $359.1 million, and leave unchanged the fully-extended maturity date of August 19, 2024.

•

On February 22, 2022, the Company closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide short-term funding of up to 180 days for newly-originated loans and existing loans. The credit facility has a 3-year term and an interest rate of an ARRC-compliant benchmark plus 2.00%.

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2021

(Dollars in Thousands)

Type of Loan/Borrower(1)	Description / Location	Interest Payment Rates	Extended Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Unpaid Principal Balance	Carrying Amount of Loans(5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / New York	L+1.6%	2024	I/O	$—	$288,579	$288,120
Borrower B	Senior Loan / Atlanta	L+3.4%	2024	I/O	—	180,217	177,168
Borrower C	Senior Loan / Daly City	L+3.9%	2026	I/O	—	123,897	122,065
Borrower D	Senior Loan / Detroit	L+3.6%	2024	I/O	—	189,702	189,639
Borrower E	Senior Loan / New York	L+2.9%	2023	I/O	—	188,134	187,495
Borrower F	Senior Loan / Various	L+3.4%	2026	I/O	—	187,000	186,388
Borrower G	Senior Loan / Philadelphia	L+3.7%	2022	I/O	—	183,750	180,426
Borrower H	Senior Loan / Philadelphia	L+4.3%	2022	I/O	—	168,355	167,726
Borrower I	Senior Loan / Charlotte	L+4.5%	2022	I/O	—	165,000	162,816
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	Floating L+2.7% - 4.7%	2020 - 2025	I/O	—	$1,287,732	$1,270,719
Senior Loan	Office / Diversified	Floating L+2.5% - 3.9%	2022 - 2025	I/O	—	887,570	875,862
Senior Loan	Hotel / Diversified	Floating L+3.0% - 5.3%	2022 - 2024	I/O	—	457,672	453,316
Senior Loan	Mixed-Use / Diversified	Floating L+2.6% - 3.9%	2021 - 2024	I/O	—	329,728	328,302
Senior Loan	Life Science / Diversified	Floating L+3.1% - 5.5%	2020 - 2021	I/O	—	206,844	204,644
Senior Loan	Retail / CA	Floating L+3.7% 3.7%	2023	I/O	—	23,000	21,200
Senior Loan	Condominium / Diversified	Floating L+5.1% - 5.1%	2020 - 2021	I/O	—	17,163	17,163
Total senior loans					$—	$4,884,343	$4,833,049
Subordinate loans (6)
Subordinate loans less than 3% of the carrying amount of total loans
Mezzanine Loan	Hotel / CA	Floating L+10.3%	2025	I/O	132,000	35,000	34,154
Total subordinate loans					$132,000	$35,000	$34,154
Total Loans					$132,000	$4,919,343	$4,867,203

(1)	Includes senior mortgage loans, contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Extended maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third-party liens and is expressed as the total loan commitment senior to our subordinated loan interest as of December 31, 2021.
(5)	The aggregate tax basis of the loans is $4.4 billion as of December 31, 2021.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles the Company’s mortgage loans on real estate activity for the years ended (dollars in thousands):

	2021	2020	2019
Balance at January 1,	$4,456,460	$4,980,389	$4,293,787
Additions during period:
Loans originated	1,623,585	430,050	2,341,692
Additional fundings	146,032	237,856	268,356
Amortization of deferred fees and expenses	7,203	11,345	16,345
Deductions during period:
Collection of principal	(1,236,032)	(885,565)	(1,880,222)
Loan sales	(147,986)	(145,675)	(59,569)
Loan extinguishment on conversion to REO	—	(112,000)	—
Allowance for credit losses	17,941	(59,940)	—
Balance at December 31,	$4,867,203	$4,456,460	$4,980,389

S-1