Form 10-Q
period 2022-03-31
TPG RE Finance Trust, Inc.
filed 2022-05-03
CIK 1630472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to t

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

As of April 29, 2022, there were 77,185,845 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:

•
the general political, economic, regulatory, and competitive conditions in the markets in which we invest;
•
the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates such as term or compounded Secured Overnight Financing Rate ("SOFR");
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
•
defaults by borrowers in paying debt service or principal on outstanding indebtedness;
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

Part I. Financial Information

Item 1. Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$351,572	$260,635
Restricted cash	847	404
Accounts receivable	127	12
Collateralized loan obligation proceeds held at trustee	260	204
Accounts receivable from servicer/trustee	745	176
Accrued interest and fees receivable	29,559	26,620
Loans held for investment	5,115,788	4,909,202
Allowance for credit losses	(46,307)	(41,999)
Loans held for investment, net (includes $1,633,812 and $1,697,481, respectively, pledged as collateral under secured financing agreements)	5,069,481	4,867,203
Real estate owned	60,622	60,622
Other assets	1,843	2,144
Total assets	$5,515,056	$5,218,020
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$3,269	$2,723
Accrued expenses and other liabilities	13,659	11,563
Secured financing agreements (net of deferred financing costs of $5,097 and $4,005, respectively)	1,192,956	1,162,206
Collateralized loan obligations (net of deferred financing costs of $14,489 and $10,297, respectively)	2,810,626	2,545,691
Payable to affiliates	6,153	5,609
Deferred revenue	1,784	1,366
Dividends payable	18,701	24,156
Total liabilities	4,047,148	3,753,314
Commitments and contingencies - see Note 14
Temporary equity
Series B Preferred Stock ($0.001 par value per share; 13,000,000 and 13,000,000 shares authorized, respectively; 0 and 0 shares issued and outstanding, respectively)	—	—
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C Preferred Stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,185,845 and 77,183,892 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,713,152	1,711,886
Accumulated deficit	(245,329)	(247,265)
Total stockholders' equity	$1,467,908	$1,464,706
Total permanent equity	$1,467,908	$1,464,706
Total liabilities and stockholders' equity	$5,515,056	$5,218,020

(1)
The Company’s consolidated Total Assets and Total Liabilities as of March 31, 2022 include assets and liabilities of variable interest entities (“VIEs”) of $3.4 billion and $2.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2021 include assets and liabilities of VIEs of $3.2 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Income

and Comprehensive Income (Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest income and interest expense
Interest income	$61,017	$58,148
Interest expense	(22,501)	(20,290)
Net interest income	38,516	37,858
Other revenue
Other income, net	18	96
Total other revenue	18	96
Other expenses
Professional fees	1,146	1,198
General and administrative	1,169	1,030
Stock compensation expense	1,266	1,456
Servicing and asset management fees	494	328
Management fee	5,709	5,094
Total other expenses	9,784	9,106
Credit loss (expense) benefit, net	(4,884)	4,038
Income before income taxes	23,866	32,886
Income tax expense, net	(85)	(931)
Net income	$23,781	$31,955
Preferred stock dividends and participating securities' share in earnings	(3,345)	(6,270)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(1,452)
Net income attributable to common stockholders - see Note 11	$20,436	$24,233
Earnings per common share, basic	$0.26	$0.32
Earnings per common share, diluted	$0.25	$0.30
Weighted average number of common shares outstanding
Basic:	77,183,957	76,895,615
Diluted:	81,788,723	80,673,236
Other comprehensive income
Net income	$23,781	$31,955
Comprehensive net income	$23,781	$31,955

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of

Changes in Equity (Unaudited)

(dollars in thousands, except share and per share data)

	Permanent equity									Temporary equity
	Series A preferred stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity	Series B Preferred Stock
January 1, 2022	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706	$—
Issuance of common stock	—	—	—	—	1,953	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,266	—	1,266	—
Net income	—	—	—	—	—	—	—	23,781	23,781	—
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)	—
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,697)	(18,697)	—
March 31, 2022	125	$—	8,050,000	$8	77,185,845	$77	$1,713,152	$(245,329)	$1,467,908	$—

	Permanent equity									Temporary equity
	Series A preferred stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity	Series B Preferred Stock
January 1, 2021	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$1,266,900	$199,551
Issuance of common stock	—	—	—	—	110,096	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,456	—	1,456	—
Net income	—	—	—	—	—	—	—	31,955	31,955	—
Dividends on preferred stock	—	—	—	—	—	—	—	(6,124)	(6,124)	—
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	—	—	—	—	—	(1,452)	—	(1,452)	1,452
Dividends on common stock (dividends declared per share of $0.20)	—	—	—	—	—	—	—	(15,507)	(15,507)	—
March 31, 2021	125	$—	—	$—	76,897,102	$77	$1,559,685	$(282,534)	$1,277,228	$201,003

See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$23,781	$31,955
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(1,491)	(1,600)
Amortization of deferred financing costs	4,521	3,818
Decrease (increase) of accrued capitalized interest	313	(816)
Stock compensation expense	1,266	1,456
(Decrease) increase of allowance for credit losses, net (see Note 3)	4,884	(4,038)
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	35	30
Accrued interest receivable	(3,310)	(1,447)
Accrued expenses and other liabilities	809	(3,329)
Accrued interest payable	546	(250)
Payable to affiliates	544	(478)
Deferred fee income	418	264
Other assets	301	775
Net cash provided by operating activities	32,617	26,340
Cash flows from investing activities:
Origination of loans held for investment	(223,871)	(37,091)
Advances on loans held for investment	(29,235)	(29,566)
Principal repayments of loans held for investment	47,294	4,314
Net cash (used in) investing activities	(205,812)	(62,343)
Cash flows from financing activities:
Payments on collateralized loan obligations	(637,906)	(4,212)
Proceeds from collateralized loan obligation	907,031	728,434
Payments on secured financing agreements	(567,993)	(661,991)
Proceeds from secured financing agreements	599,835	—
Payment of deferred financing costs	(9,092)	(7,875)
Dividends paid on common stock	(24,156)	(29,482)
Dividends paid on preferred stock	(3,144)	(6,120)
Net cash provided by financing activities	264,575	18,754
Net change in cash, cash equivalents, and restricted cash	91,380	(17,249)
Cash, cash equivalents and restricted cash at beginning of period	261,039	319,669
Cash, cash equivalents and restricted cash at end of period	$352,419	$302,420
Supplemental disclosure of cash flow information:
Interest paid	$17,490	$16,723
Taxes paid	$20	$852
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$56	$308,916
Dividends declared, not paid	$18,701	$15,510
Principal repayments of loans held for investment held by servicer/trustee, net	$348	$1,154
Accrued deferred financing costs	$711	$58

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

The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate related credit investments, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. The Company has in the past invested in commercial real estate debt securities (“CRE debt securities”), primarily investment-grade commercial real estate collateralized loan obligation securities (“CRE CLOs”).

(2) Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company’s accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 23, 2022.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the Company’s current period consolidated financial statements. These reclassifications had no effect on the Company’s previously reported net income or total assets in the consolidated statements of income and comprehensive income and consolidated balance sheets, respectively. Prior period amounts related to preferred stock dividends and participating securities’ share in earnings were reclassified to conform with the current period presentation of net income attributable to common stockholders in the consolidated statements of income and comprehensive income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the consolidated financial statements include, but are not limited to, the adequacy of our allowance for credit losses and the valuation inputs related thereto and the valuation of financial instruments. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.

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

At each reporting date, the Company reconsiders its primary beneficiary conclusions for all its VIEs to determine if its obligation to absorb losses of, or its rights to receive benefits from, the VIE could potentially be more than insignificant, and will consolidate or not consolidate in accordance with GAAP. See Note 5 for details.

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

Loans Held for Sale

The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate market, capital markets, or when a shift in its loan portfolio construction occurs. Once a determination is made to sell a loan, or the Company determines it no longer has the intent and ability to hold a loan held for investment for the foreseeable future, it is transferred to loans held for sale. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the current expected credit loss ("CECL") reserve.

Credit Losses

Allowance for Credit Losses for Loans Held for Investment

The Company accounts for its allowance for credit losses on loans held for investment using the Current Expected Credit Loss model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectable accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.

The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; industrial; mixed-use; condominium; and retail.

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

Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; (iv) the frequency and materiality of loan modifications or waivers occasioned by unfavorable variances between the underwritten business plan and actual performance; (v) changes in the capital markets that may impact the refinancing or sale of the loan; and (vi) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

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

The Company generally assigns a risk rating of “3” to all loan investments upon origination, except in the case of specific circumstances warranting an exception.

The Company’s CECL reserve also reflects its estimates of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimates include unemployment rates, inflation rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty. The actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.

The key inputs to the Company's estimation of its allowance for credit losses as of March 31, 2022 were impacted by dislocations in the global economy, changes in interest rates, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.

Credit Loss Measurement

The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality and duration, collateral operating performance, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: a loss-given-default (“LGD”) model-based approach utilized for substantially all of its loans; and an individually-assessed approach for loans that the Company concludes are ill-suited for use in the model-based approach, or are individually-assessed based on accounting guidance contained in the CECL framework.

Once the expected credit loss amount is determined, an allowance for credit losses equal to the calculated expected credit loss is established. A loan will be written off through credit loss (expense) benefit, net in the consolidated statements of income and comprehensive income when it is deemed non-recoverable upon a realization event. This is generally at the time the loan receivable is settled, transferred or exchanged, but non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss shall equal the difference between the cash received, or expected to be received, and the book value of the asset. Factors considered by management in determining whether the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, which means repayment is deemed to be delayed beyond reasonable time frames, or the loss becomes evident due to the borrower’s lack of assets and liquidity, or the borrower’s sponsor is unwilling or unable to support the loan.

Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach

The model-based approach to measure the allowance for credit losses relates to loans which are not individually-assessed. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These statistical credit loss factors are utilized together with loan data and collateral operating performance information for individual loans to estimate the allowance for credit losses. This methodology considers the unique characteristics of the Company’s commercial mortgage loan portfolio and individual assets within the portfolio by considering delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Further, the Company incorporates its expectations about the impact of current conditions and reasonable and supportable forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

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

Real Estate Owned

Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's cost basis in REO is equal to the estimated fair value of the collateral at the date of acquisition, less estimated selling costs. The estimated fair value of REO is determined using a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon acquisition, the difference, along with any previously recorded specific CECL reserve, is recorded through Credit Loss (Benefit) Expense in the consolidated statements of income and comprehensive income.

REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to a REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the asset. REO is evaluated for recoverability, on a fair value basis, when impairment indicators are identified. Any impairment loss, revenue and expenses from operations of the properties, and resulting gains or losses on sale are included in the consolidated statements of income and comprehensive income.

Investment Portfolio Financing Arrangements

The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, mortgage loans payable, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.

In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2022, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.

For more information regarding the Company’s investment portfolio financing arrangements, see Note 6.

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

For certain financial instruments, the inputs used by management to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement.

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
•
Secured revolving credit facilities and mortgage loan payable (if any): based on the rate at which a similar secured revolving credit facility or mortgage loan payable (if any) would currently be priced, as corroborated by inquiry of other market participants.
•
CRE Collateralized Loan Obligations, net: indications of value from dealers active in trading similar or substantially similar securities, observable quotes from market data services, reported prices and spreads for recent new issues, and Manager estimates of the credit spread at which similar bonds would be issued, or traded, in the new issue and secondary markets.
•
Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying values that approximate fair value due to their short-term nature.

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets continue to experience uneven liquidity due to the lingering aftereffects of COVID-19 and global geopolitical concerns, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

In the absence of plentiful market inputs, GAAP permits the use of management assumptions to measure fair value. Inherent uncertainty in the estimation process, and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans, also constrain the Company's ability to estimate key inputs utilized to calculate its estimated fair value measurements.

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

In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII is present in certain of the Company’s CRE CLOs due to the sharp decline in LIBOR since the issuance of the CRE CLOs' liabilities, loans with high interest rate floors that are contributed into the CRE CLOs, and liabilities are largely based on unfloored LIBOR or Compounded SOFR. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. Currently, the Company has no temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

The Company intends to continue to operate in a manner consistent with, and to continue to meet the requirements to be treated as, a REIT for tax purposes and to distribute all of its REIT taxable income. Accordingly, the Company does not expect to pay corporate-level federal taxes.

Earnings per Common Share

The Company calculates basic earnings per share using the two-class method which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which are exercisable on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method.

The Company accounts for unvested stock-based compensation awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities and Warrants from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

Stock-based Compensation

Stock-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. The stock-based compensation awards to certain employees of affiliates of the Manager generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors prior to December 2021 fully vested on the grant date and accrued, and will continue to accrue, common stock dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Deferred stock units granted in December 2021 and in future periods will fully vest on the grant date, and will continue to accrue and be paid, cash common stock dividends on a quarterly basis. Stock-based compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.

Deferred Financing Costs

Deferred financing costs are reflected net of the liabilities to which they relate, currently collateralized loan obligations and secured financing agreements, which include secured credit agreements and a secured revolving credit facility, on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (i) for secured financing agreements other than CRE CLOs, the initial term of the financing agreement, or in the case of costs directly associated with the loan, over the life of the financing agreement or the loan, whichever is shorter; and (ii) for CRE CLOs, over the estimated life of the liabilities issued based on the underlying loans’ initial maturity dates, considering the expected repayment behavior of the loans collateralizing the notes and the impact of any reinvestment periods, as of the closing date.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2022 and December 31, 2021. The balances in these accounts may exceed the insured limits.

Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of March 31, 2022 and December 31, 2021, the Company held as part of its total cash balances $16.2 million and 15.0 million to comply with this covenant, respectively.

Restricted Cash

Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of March 31, 2022, cash and cash equivalents of $351.6 million has been combined with $0.8 million of restricted cash in the consolidated statement of cash flows. As of December 31, 2021, cash and cash equivalents of $260.6 million has been combined with $0.4 million of restricted cash in the consolidated statement of cash flows.

Collateralized Loan Obligation Proceeds Held at Trustee

Collateralized Loan Obligation Proceeds Held at Trustee represent cash held by the Company’s collateralized loan obligations pending reinvestment in eligible collateral. See Note 5 for additional details.

Accounts Receivable from Servicer/Trustee

Accounts receivable from Servicer/Trustee represents cash proceeds from loan activities that have not been remitted to the Company based on established servicing and borrowing procedures. Such amounts are generally held by the Servicer/Trustee for less than 30 days before being remitted to the Company.

Stockholders’ Equity

Total Stockholders’ Equity may include preferred stock, common stock, and derivative instruments indexed to the Company's common stock such as warrants or other embedded options within financing arrangements that may be classified as temporary or permanent equity. Common shares generally represent a basic ownership interest in an entity and a residual corporate interest in liquidation, bearing the ultimate risk of loss and receiving the benefit of success. Common shares are usually perpetual in nature with voting rights and dividend rights. Preferred shares are usually characterized by the life of the instrument (i.e., perpetual or redeemable) and the ability of a holder to convert the equity instrument into cash, common shares, or a combination thereof. The terms of preferred shares can vary significantly, including but not limited to, an equity instrument’s dividend rate, term (e.g., inclusion of a stated redemption date), conversion features, voting rights, and liquidation preferences. Derivative instruments indexed to the Company's common stock such as warrants or other embedded options within financing arrangements are generally classified based on which party controls the contract settlement mechanism and the nature of the settlement terms that may require, or allow, the Company to make a cash payment, issue common shares, or a combination thereof to satisfy its obligation of the underlying contract.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer.

Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 12 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accreted changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (May 28, 2024, the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of March 31, 2022 and December 31, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 12.

Permanent Equity

The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of March 31, 2022. The Series C Preferred Stock issuance and Warrants are described in Note 12.

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2022-02 on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” This ASU provides optional guidance for a limited period to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for the Company immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition away from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition as it occurs. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. For the three months ended March 31, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's consolidated financial statements.

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption was permitted. The Company's adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company's consolidated financial statements.

(3) Loans Held for Investment and the Allowance for Credit Losses

The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $15.6 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, the Company originated five mortgage loans with a total commitment of $233.0 million, an initial unpaid principal balance of $224.6 million, and unfunded commitments at closing of $8.4 million. During the three months ended March 31, 2021, the Company originated one mortgage loan with a total commitment of $45.4 million, an initial unpaid principal balance of $37.5 million, and unfunded commitments at closing of $7.9 million.

During the three months ended March 31, 2022, the Company received one full loan repayment of $40.3 million, and partial principal payments including accrued PIK interest payments of $7.7 million across eight loans, for total loan repayments of $48.0 million. During the three months ended March 31, 2021, the Company received partial loan repayments of $5.3 million on four loans, and no repayments in full.

The following table details overall statistics for the Company’s loans held for investment portfolio as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Balance sheet portfolio	Total loan portfolio	Balance sheet portfolio	Total loan portfolio
Number of loans	73	74	69	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment(1)	$5,593,350	$5,725,350	$5,411,944	$5,543,944
Unpaid principal balance(2)	$5,125,167	$5,125,167	$4,919,343	$4,919,343
Unfunded loan commitments(3)	$463,042	$463,042	$487,773	$487,773
Amortized cost	$5,115,788	$5,115,788	$4,909,202	$4,909,202
Weighted average credit spread(4)	3.4%	3.4%	3.4%	3.4%
Weighted average all-in yield(4)	4.9%	4.9%	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.7	2.7	2.8	2.8

(1)
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio the Company originated, acquired and financed. As of March 31, 2022 and December 31, 2021, the Company had outstanding one non-consolidated senior interest of $132.0 million.
(2)
Unpaid principal balance includes PIK interest of $2.7 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively.
(3)
Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)
As of March 31, 2022, all of the Company’s loans were floating rate. Loans originated by the Company before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of March 31, 2022, based on the total loan commitments of the Company’s loan portfolio, 4.2% (or $0.2 billion) of the Company’s loans were subject to Term SOFR and 95.8% (or $5.4 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of March 31, 2022 for weighted average calculations.
(5)
Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of March 31, 2022, based on the unpaid principal balance of the Company’s total loan exposure, 42.0% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 58.0% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans	$5,090,167	$(9,370)	$5,080,797
Subordinated and mezzanine loans	35,000	(9)	34,991
Total	$5,125,167	$(9,379)	$5,115,788
Allowance for credit losses			(46,307)
Loans held for investment, net			$5,069,481

	December 31, 2021
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans	$4,884,343	$(10,101)	$4,874,242
Subordinated and mezzanine loans	35,000	(40)	34,960
Total	$4,919,343	$(10,141)	$4,909,202
Allowance for credit losses			(41,999)
Loans held for investment, net			$4,867,203

For the three months ended March 31, 2022, the Company’s loans held for investment portfolio activity was as follows (dollars in thousands):

Carrying value
Balance as of January 1, 2022	$4,867,203
Additions during the period:
Loans originated	223,871
Additional fundings	29,235
Amortization of origination fees	1,491
Deductions during the period:
Collection of principal	(47,698)
Collection of accrued PIK interest	(313)
(Increase) of allowance for credit losses	(4,308)
Balance as of March 31, 2022	$5,069,481

As of March 31, 2022 and December 31, 2021, there was $9.4 million and $10.1 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

Loan Risk Ratings

The Company evaluates all of its loans to assign risk ratings on a quarterly basis on a 5-point scale. As described in Note 2, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively. The Company generally assigns a risk rating of “3” to all loan investments upon origination, except when specific circumstances warrant an exception. The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating, as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	33,650	—	146,799	189,702	173,250	543,401
3	224,160	1,614,009	96,914	960,458	335,023	95,285	3,325,849
4	—	—	78,231	497,332	307,208	305,776	1,188,547
5	—	—	—	—	23,000	—	23,000
Total senior loans	$224,160	$1,647,659	$175,145	$1,604,589	$854,933	$574,311	$5,080,797
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	34,991	—	—	34,991
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	—	34,991	—	—	34,991
Total	$224,160	$1,647,659	$175,145	$1,639,580	$854,933	$574,311	$5,115,788

	December 31, 2021
	Amortized cost by origination year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,621	—	82,461	242,614	168,355	—	527,051
3	1,600,659	95,858	1,400,670	407,509	169,934	17,163	3,691,793
4	—	78,013	154,093	183,750	216,542	—	632,398
5	—	—	—	23,000	—	—	23,000
Total senior loans	$1,634,280	$173,871	$1,637,224	$856,873	$554,831	$17,163	$4,874,242
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,960	—	—	—	34,960
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,960	—	—	—	34,960
Total	$1,634,280	$173,871	$1,672,184	$856,873	$554,831	$17,163	$4,909,202

Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s loans held for investment portfolio on an amortized cost basis, by the results of its internal risk rating review process performed as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Risk rating	March 31, 2022	December 31, 2021
1	$—	$—
2	543,401	527,051
3	3,360,840	3,726,753
4	1,188,547	632,398
5	23,000	23,000
Total	$5,115,788	$4,909,202
Allowance for credit losses	(46,307)	(41,999)
Carrying value	$5,069,481	$4,867,203
Weighted average risk rating(1)	3.1	3.0

(1)
Weighted average risk rating calculated based on the amortized cost balance at period end.

The weighted average risk rating of the Company’s loans held for investment portfolio increased to 3.1 as of March 31, 2022 compared to 3.0 as of December 31, 2021.

During the three months ended March 31, 2022, the Company downgraded nine loans and upgraded one loan as part of its quarterly loan risk rating process. Of the Company's nine downgraded loans, eight loans related to office properties and one loan related to a mixed-use property. The Company downgraded seven office loans from risk category "3" to "4" and one office loan from risk category "2" to "3" because of ongoing concerns about shifting office market fundamentals, the impact on property-level operating performance of slower-than-expected return-to-office trends, and increased market volatility. Additionally, the Company downgraded one mixed-use loan from risk category "3" to "4" because of plateauing property-level operating performance, local market economic conditions, and concerns regarding the borrower’s ability to repay the loan upon or prior to its maturity later this year.

During the three months ended March 31, 2022, the Company upgraded one hotel loan from risk category "3" to "2" due to continued improvement in property-level operating performance and strong debt service coverage that exceeds original underwriting. During the three months ended March 31, 2022, the Company received repayment in full of one office loan with a total unpaid principal balance of $40.3 million and a risk rating of 3.0 as of December 31, 2021.

Allowance for Credit Losses

The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of March 31, 2022. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.

The following tables present activity in the allowance for credit losses for loans by finance receivable class for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the three months ended March 31, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	4,747	(439)	4,308
Subtotal	45,940	367	46,307

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	576	—	576
Subtotal	4,786	—	4,786
Total allowance for credit losses	$50,726	$367	$51,093

	For the three months ended March 31, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2021	$58,210	$1,730	$59,940
Allowance for (reversal of) credit losses, net	(3,055)	(244)	(3,299)
Subtotal	55,155	1,486	56,641

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2021	2,756	132	2,888
Allowance for (reversal of) credit losses, net	(672)	(67)	(739)
Subtotal	2,084	65	2,149
Total allowance for credit losses	$57,239	$1,551	$58,790

The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three months ended March 31, 2022, the Company increased its allowance for credit losses to $51.1 million, from $46.2 million as of December 31, 2021. The $4.9 million increase to the Company's allowance for credit losses was due to new loan originations offset by one loan repayment in-full, weakening credit indicators as described under "—Loan Risk Ratings" above, and an uncertain macroeconomic outlook. The uncertain macroeconomic outlook is caused by surging inflationary pressures, rising short term interest rates, continuing supply chain disruptions, a slower-than-expected return-to-office by office workers, widening credit spreads in the fixed income markets, and Russia’s invasion of Ukraine. These factors, and slowing business plan execution for certain of our office loans, contributed to the increase in the Company’s allowance for credit losses during the three months ended March 31, 2022. While the ultimate impact of the macroeconomic outlook and property-level performance trends of our office loans remain uncertain, the Company's macroeconomic outlook is intended to address these uncertainties, and the Company has made specific forward-looking valuation adjustments to the inputs of its allowance for credit loss calculation to reflect the variability associated with the timing, strength, and breadth of a sustained economic recovery or the potential impact of an uncertain economic outlook that may result in a post-COVID environment.

During the three months ended March 31, 2021, the Company recorded a decrease of $4.0 million in the allowance for credit losses from December 31, 2020, reducing the total CECL reserve to $58.8 million. This decline was primarily due to use of a more optimistic macroeconomic forecast and improvements in operating results for many collateral properties adversely affected by COVID-19, in particular hotels.

One loan secured by a retail property was on non-accrual status as of March 31, 2022 and December 31, 2021 due to a default caused by non-payment of interest in December 2020. The amortized cost basis of the loan was $23.0 million as of March 31, 2022 and December 31, 2021. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status and continues to believe that the amortized cost basis of the loan is collectible as of March 31, 2022.

Loan Modification Activity

The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. None of the Company’s loan modifications triggered the accounting requirements of a troubled debt restructuring.

As of March 31, 2022, the total amount of accrued PIK interest in the loans held for investment portfolio was $2.7 million with respect to four first mortgage loans. The following table presents the accrued PIK interest activity for the three months ended March 31, 2022 for the Company’s loans held for investment portfolio (dollars in thousands):

March 31, 2022
Balance as of January 1, 2022	$3,028
Accrued PIK interest	—
Repayments of accrued PIK interest	(313)
Balance as of March 31, 2022	$2,715

No accrued PIK interest was recorded and deferred during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, none of the Company's loans accrued interest income is 90 days or more past due. The following table presents an aging analysis for the Company’s loans held for investment portfolio, by class of loans, as of March 31, 2022 and December 31, 2021 on amortized cost basis (dollars in thousands):

		Days Outstanding as of March 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$5,057,797	$—	$—	$23,000	$23,000	$5,080,797
Subordinated and mezzanine loans	34,991	—	—	—	—	34,991
Total	$5,092,788	$—	$—	$23,000	$23,000	$5,115,788

		Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,851,242	$—	$—	$23,000	$23,000	$4,874,242
Subordinated and mezzanine loans	34,960	—	—	—	—	34,960
Total	$4,886,202	$—	$—	$23,000	$23,000	$4,909,202

(4) Real Estate Owned

In December 2020, the Company acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “REO Property”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the REO Property was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property which it repaid on November 12, 2021. See Note 6 for additional information regarding the related mortgage loan.

During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the REO Property for net cash proceeds of $54.4 million and recognized a gain on sale of real estate owned, net of $15.8 million on the consolidated statements of income and comprehensive income. As of March 31, 2022 and December 31, 2021, the Company held the remaining 10 acre parcel of REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, the Company sold the remaining 10 acre parcel of REO Property for total proceeds of $75.0 million. See Note 16 for additional information regarding the sale of the remaining portion of the REO Property.

For the three months ended March 31, 2022 and 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations

Subsidiaries of the Company have outstanding as of March 31, 2022 three collateralized loan obligations to finance approximately $3.4 billion, or 66.3%, of the Company’s loans held for investment portfolio measured by unpaid principal balance.

On February 16, 2022 (the “FL5 Closing Date”), TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, entered into a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”) through its wholly-owned subsidiaries TRTX 2022-FL5 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL5 Issuer”), and TRTX 2022-FL5 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL5 Co-Issuer” and together with the FL5 Issuer, the “FL5 Issuers”). On the FL5 Closing Date, FL5 Issuer issued $1.075 billion principal amount of notes (the “FL5 Notes”). The FL5 Co-Issuer co-issued $907.0 million principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL5 Notes, the FL5 Issuer also issued 76,594 preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL5 Preferred Shares” and, together with the FL5 Notes, the “FL5 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company (“FL5 Retention Holder”).

Proceeds from the issuance of the FL5 Securities were used to (i) purchase one commercial real estate whole loan (the “FL5 Closing Date Whole Loan”) and 26 pari passu participations in 19 separate commercial real estate whole loans (the “FL5 Closing Date Pari Passu Participations” and, together with the FL5 Closing Date Whole Loan, the “FL5 Closing Date Collateral Interests”), (ii) refinance in part TRTX 2018-FL2, and (iii) to distribute to the Company $110.1 million of cash for investment or other corporate uses. The FL5 Closing Date Collateral Interests were purchased by the FL5 Issuer from the FL5 Seller, a wholly-owned subsidiary of the Company and an affiliate of the FL5 Issuers. As of March 31, 2022, FL5 Mortgage Assets represented 21.0% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of $1.1 billion.

TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL5 Additional Interests”) in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company did not utilize the reinvestment feature during the first quarter of 2022. As of March 31, 2022, TRTX 2022-FL5 had $0.1 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets.

In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. The expected life of the issued investment-grade notes is based upon the anticipated repayment behavior of the loans collateralizing the notes after giving effect to the reinvestment period, which was initially assessed on the FL5 Closing Date. On a quarterly basis, the Company reassesses the expected life of the issued investment-grade notes based upon current repayment behavior after giving effect to reinvestment activity, and prospectively adjusts its amortization expense, if necessary. For the three months ended March 31, 2022, amortization of deferred financing costs of $0.3 million is included in the Company’s consolidated statements of income and comprehensive income. As of March 31, 2022, the Company’s unamortized deferred financing costs related to TRTX 2022-FL5 were $6.2 million.

Interest expense on the outstanding FL5 Notes is benchmarked to Compounded SOFR and is payable monthly. As of March 31, 2022, the FL5 mortgage assets are primarily indexed to LIBOR and the borrowings under FL5 were indexed to Compounded SOFR, creating a difference between benchmark interest rates (a basis difference), for FL5 assets and liabilities. The Company has the right to transition the FL5 mortgage assets to a similar benchmark interest rate, eliminating the basis difference between FL5 assets and liabilities, and will make the determination as to whether or when to transition the FL5 mortgage assets taking into account the loan portfolio as a whole and such other factors as the Company deems relevant in its sole discretion. The transition to Term SOFR or Compounded SOFR is not expected to have a material impact to FL5’s assets and liabilities and related interest expense. For the three months ended March 31, 2022, interest expense on the outstanding FL5 Notes (excluding amortization of deferred financing costs) of $2.3 million is included in the Company’s consolidated statements of income and comprehensive income.

On March 31, 2021 (the “FL4 Closing Date”), TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, entered into a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”) through its wholly-owned subsidiaries TRTX 2021-FL4 Issuer, Ltd., an exempted company incorporated in the Cayman Islands with limited liability, as issuer (the “FL4 Issuer”), and TRTX 2021-FL4 Co-Issuer, LLC, a Delaware limited liability company, as co-issuer (the “FL4 Co-Issuer” and together with the FL4 Issuer, the “FL4 Issuers”). On the FL4 Closing Date, FL4 Issuer issued $1.25 billion principal amount of notes (the “FL4 Notes”). The FL4 Co-Issuer co-issued $1.04 billion principal amount of investment grade-rated notes which were purchased by third party investors. Concurrently with the issuance of the FL4 Notes, the FL4 Issuer also issued 112,500 preferred shares, par value $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “FL4 Preferred Shares” and, together with the FL4 Notes, the “FL4 Securities”), to TRTX Master Retention Holder, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company (“FL4 Retention Holder”). As of March 31, 2022, FL4 Mortgage Assets represented 24.4% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of $1.3 billion.

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

TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests (the “FL4 Additional Interests”) in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. As of March 31, 2022, TRTX 2019-FL4 had $0.2 million of cash available to acquire eligible assets which is included in Collateralized Loan Obligation Proceeds Held at Trustee on the Company’s consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company did not utilize the reinvestment feature in TRTX 2021-FL4.

In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. For the three months ended March 31, 2022 amortization of deferred financing costs of $0.7 million are included in the Company’s consolidated statements of income and comprehensive income. No deferred financing costs we recognized during the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the Company’s unamortized deferred financing costs related to TRTX 2021-FL4 were $6.0 million and $6.7 million, respectively.

Interest expense on the outstanding FL4 Notes is payable monthly. As of March 31, 2022, the FL4 mortgage assets and liabilities are indexed to LIBOR. For the three months ended March 31, 2022 interest expense on the outstanding FL4 Notes (excluding amortization of deferred financing costs) of $4.6 million is included in the Company’s consolidated statements of income and comprehensive income. No interest expense was recorded during the three months ended March 31, 2021.

On October 25, 2019 (the “FL3 Closing Date”), Sub-REIT entered into a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 provided for reinvestment, during the 24 months after closing of FL3, whereby eligible new loans or participation interests (the “FL3 Additional Interests”) in loans could be contributed to TRTX 2019-FL3 in exchange for cash, which provided liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021 and the Company did not utilize the reinvestment feature during the three months ended March 31, 2021. As of March 31, 2022 FL3 Mortgage Assets represented 20.9% of the aggregate unpaid principal balance of the Company’s loans held for investment portfolio and had an aggregate principal balance of approximately $1.1 billion.

In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs, which are amortized on an effective yield basis over the expected life of the issued investment-grade notes. For the three months ended March 31, 2022 and 2021 amortization of deferred financing costs of $0.7 million and $0.6 million, respectively, are included in the Company’s consolidated statements of income and comprehensive income. As of March 31, 2022 and December 31, 2021, the Company’s unamortized deferred financing costs related to TRTX 2019-FL3 were $2.3 million and $3.0 million, respectively.

Interest expense on the outstanding FL3 Notes is benchmarked to Term SOFR and is payable monthly. As of March 31, 2022, the FL3 mortgage assets are indexed to LIBOR and the borrowings under FL3 were indexed to Term SOFR, creating a difference between benchmark interest rates (a basis difference) for FL3 assets and liabilities. The Company has the right to change the benchmark interest rate of the FL3 mortgage assets to Term SOFR to eliminate the basis difference between FL3 assets and liabilities, and will make the determination as to whether or when to transition the FL3 mortgage assets taking into account the loan portfolio as a whole and such other factors as the Company deems relevant in its sole discretion. The transition to Term SOFR is not expected to have a material impact to FL3’s assets and liabilities and related interest expense. For the three months ended March 31, 2022 and 2021, interest expense on the outstanding FL3 Notes (excluding amortization of deferred financing costs) of $3.8 million and $3.8 million is included in the Company’s consolidated statements of income and comprehensive income.

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

On February 17, 2022, the Company redeemed TRTX 2018-FL2, which at its redemption had $600.0 million of investment-grade bonds outstanding. The 17 loans or participation interests therein with an aggregate unpaid principal balance of $805.7 million held by the trust were refinanced in part by the issuance of TRTX 2022-FL5 and in part with the expansion of an existing secured credit agreement. In connection with the redemption of TRTX 2018-FL2, the Company exercised an option under an existing secured credit agreement to increase the commitment amount by $250.0 million, pledge additional collateral with an aggregate unpaid principal balance of $463.8 million and borrow an additional $359.1 million.

For the three months ended March 31, 2022, amortization of deferred financing costs of $0.6 million is included in the Company's consolidated statements of income and comprehensive income. For the three months ended March 31, 2022, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $1.4 million is included in the Company’s consolidated statements of income and comprehensive income.

For the three months ended March 31, 2021, amortization of deferred financing costs of $0.6 million is included in the Company’s consolidated statements of income and comprehensive income. For the three months ended March 31, 2021, interest expense on the outstanding FL2 Notes (excluding amortization of deferred financing costs) of $3.1 million is included in the Company’s consolidated statements of income and comprehensive income.

In accordance with ASC 810, the Company evaluated the key attributes of the issuers of the FL5 Notes (the "FL5 Issuers"), FL4 Notes (the “FL4 Issuers”), FL3 Notes (the “FL3 Issuers”) and FL2 Notes (the “FL2 Issuers”) to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities. This analysis caused the Company to conclude that the FL5 Issuers, FL4 Issuers, FL3 Issuers and the FL2 Issuers were VIEs and that the Company was the primary beneficiary. The Company is the primary beneficiary because it has the ability to control the most significant activities of the FL5 Issuers, FL4 Issuers, FL3 Issuers and the FL2 Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits, that could potentially be significant to these entities. Accordingly, as of March 31, 2022 and December 31, 2021 the Company consolidated the FL5 Issuers (as of March 31, 2022 subsequent to its issuance on February 16, 2022), FL4 Issuers, FL3 Issuers and the FL2 Issuers (as of December 31, 2021 prior to its redemption on February 17, 2022).

The Company’s total assets and total liabilities as of March 31, 2022 included VIE assets and liabilities related to TRTX 2022-FL5, TRTX 2021-FL4, TRTX 2019-FL3, and one loan held for investment with an unpaid principal balance of $0.6 million in the Sub-REIT structure. The Company’s total assets and total liabilities as of December 31, 2021 included VIE assets and liabilities related to TRTX 2021-FL4, TRTX 2019-FL3, TRTX 2018-FL2, and one loan with an unpaid principal balance of $0.1 million in the Sub-REIT structure. The following table outlines the total assets and liabilities within the Sub-REIT structure (dollars in thousands):

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$20,022	$28,167
Collateralized loan obligation proceeds held at trustee	260	204
Accounts receivable from servicer/trustee	700	150
Accrued interest receivable	6,406	6,765
Loans held for investment, net	3,371,787	3,138,603
Total assets	$3,399,175	$3,173,889
Liabilities
Accrued interest payable	$2,192	$1,823
Accrued expenses	320	1,490
Collateralized loan obligations	2,810,626	2,545,691
Payable to affiliates	3,830	3,830
Total liabilities	$2,816,968	$2,552,834

The following tables detail the loan collateral and borrowings under the Company's CRE CLO investment structures as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Collateral (loan investments)			Debt (notes issued)
	Benchmark interest rate	Outstanding principal	Carrying value(1)	Benchmark interest rate	Face value	Carrying value
CRE CLO investment structure
TRTX 2019-FL3	LIBOR	$1,071,319	$1,060,807	Term SOFR	$880,584	$878,309
TRTX 2021-FL4	LIBOR	1,249,483	1,243,879	LIBOR	1,037,500	1,031,504
TRTX 2022-FL5	LIBOR(2)	1,074,944	1,068,173	Compounded SOFR	907,031	900,813
Totals		$3,395,746	$3,372,859		$2,825,115	$2,810,626

	December 31, 2021
	Collateral (loan investments)			Debt (notes issued)
	Benchmark interest rate	Outstanding principal	Carrying value	Benchmark interest rate	Face value	Carrying value
CRE CLO investment structure
TRTX 2018-FL2	LIBOR	$805,685	$795,815	Term SOFR	$600,001	$599,394
TRTX 2019-FL3	LIBOR	1,109,229	1,100,497	LIBOR	918,487	915,451
TRTX 2021-FL4	LIBOR	1,249,796	1,242,291	LIBOR	1,037,500	1,030,846
Totals		$3,164,710	$3,138,603		$2,555,988	$2,545,691

(1)
Carrying value includes loan amounts held in the Company's CRE CLO investment structures and does not include other loans held for investment, net of $1.1 million held within the Sub-REIT structure.
(2)
As of March 31, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of one $16.8 million participation interest which is indexed to Term SOFR.

As of March 31, 2022 and December 31, 2021, assets held by the FL5 Issuers, FL4 Issuers, FL3 Issuers, and the FL2 Issuers (as of December 31, 2021 prior to its redemption on February 17, 2022) are restricted and can only be used to settle obligations of the related VIE. The liabilities of the FL5 Issuers, FL4 Issuers, FL3 Issuers and the FL2 Issuers (as of December 31, 2021 prior to its redemption on February 17, 2022) are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following table outlines the weighted average spreads and maturities for TRTX 2022-FL5, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 loan collateral and borrowings under the TRTX 2022-FL5, TRTX 2021-FL4, TRTX 2019-FL3 and TRTX 2018-FL2 collateralized loan obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Weighted average spread (%)(1)	Weighted average maturity (years)(2)	Weighted average spread (%)(1)	Weighted average maturity (years)(2)
Collateral (loan investments)
TRTX 2018-FL2	n.a.	n.a.	3.39%	2.0
TRTX 2019-FL3	3.26%	1.9	3.19%	2.2
TRTX 2021-FL4	3.22%	2.8	3.19%	3.1
TRTX 2022-FL5	3.36%	3.3	n.a.	n.a.

Debt (notes issued)(3)
TRTX 2018-FL2	n.a.	n.a.	1.56%	15.9
TRTX 2019-FL3	1.49%	12.5	1.48%	12.8
TRTX 2021-FL4	1.60%	16.0	1.60%	16.2
TRTX 2022-FL5	2.02%	16.9	n.a.	n.a.

(1)
Yield on collateral is based on cash coupon.
(2)
Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(3)
On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was changed from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The benchmark interest rate for TRTX 2021-FL4 and TRTX 2022-FL5 is LIBOR and Compounded SOFR, respectively.

(6) Investment Portfolio Financing

As of March 31, 2022 and December 31, 2021, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR or Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”).

The following table presents certain information regarding the Company’s secured credit agreements as of March 31, 2022 and December 31, 2021. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	March 31, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/22	08/19/24	1 Month BR	1.8%	2.1%	$500,000	$44,555	$455,445	$599,302	$598,450
Wells Fargo(2)	04/18/25	04/18/25	1 Month BR	1.6%	1.9%	500,000	213,547	286,453	372,590	367,224
Barclays	08/13/22	08/13/23	1 Month BR	1.5%	2.0%	750,000	699,899	50,101	71,011	70,759
Morgan Stanley	05/04/22	05/04/23	1 Month BR	2.1%	2.6%	500,000	420,916	79,084	115,085	114,658
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	2.1%	400,000	273,058	126,942	180,526	180,217
US Bank	07/09/22	07/09/24	1 Month BR	1.4%	1.9%	33,982	—	33,982	59,060	59,060
Bank of America(3)	09/29/22	09/29/22	1 Month BR	1.8%	2.1%	250,000	—	110,250	179,603	179,603
Institutional financing	10/30/23	10/30/25	1 Month BR	4.5%	5.0%	249,546	226,000	23,546	42,390	42,390
Totals						$3,183,528	$1,877,975	$1,165,803	$1,619,567	$1,612,361

(1)
Borrowings under secured credit agreements with a guarantee for 25% recourse from Holdco. Index rate is the underlying benchmark interest rate ("BR"), currently LIBOR or Term SOFR, for the Company's borrowings on each secured credit agreement.
(2)
On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(3)
Effective February 1, 2022 and March 30, 2022, for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to reduce its borrowing by $9.4 million and $9.2 million, respectively, reduce its maximum current availability to zero, and extend its term on a non-mark-to-market basis through April 15, 2022. On April 14, 2022, for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to further reduce its borrowing by $11.8 million and extend its term on a non-mark-to-market basis through May 2, 2022. The borrowing was repaid in full on April 25, 2022.

	December 31, 2021
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/22	08/19/24	1 Month LIBOR	2.0%	2.1%	$250,000	$153,680	$96,320	$158,177	$157,550
Wells Fargo(2)	04/18/22	04/18/24	1 Month LIBOR	1.6%	1.7%	750,000	179,784	570,216	779,791	773,868
Barclays	08/13/22	08/13/23	1 Month LIBOR	1.5%	1.7%	750,000	726,686	23,314	41,294	41,058
Morgan Stanley	05/04/22	05/04/23	1 Month LIBOR	2.0%	2.1%	500,000	319,269	180,731	255,125	254,559
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	290,523	109,477	200,148	199,246
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.4%	1.7%	44,730	10,748	33,982	59,060	59,060
Bank of America(3)	09/29/22	09/29/22	1 Month LIBOR	1.8%	1.9%	128,625	—	128,625	183,750	183,750
Institutional financing	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	226,000	23,546	42,390	42,366
Totals						$3,072,901	$1,906,690	$1,166,211	$1,719,735	$1,711,457

(1)
Borrowings under secured credit agreements with a guarantee for 25% recourse from Holdco.
(2)
On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(3)
Effective February 1, 2022 for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to reduce its borrowing by $9.4 million and extend its term on a non-mark-to-market basis through March 31, 2022, with an option to further extend its maturity through April 15, 2022 in exchange for a further reduction in borrowings of $9.4 million.

The Company’s secured credit agreements contain defined mark-to-market provisions that permit the lenders to issue margin calls in the event collateral properties securing the Company’s borrowings experience a non-temporary decline in value or net cash flow (“credit marks”). In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values after the second anniversary date of the facility on October 30, 2022.

The following table presents the recourse and mark-to-market provisions for the Company’s secured credit agreements as of March 31, 2022:

Secured credit agreements	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24
Wells Fargo(1)	Credit	25.0%	04/18/25	04/18/25
Barclays	Credit	25.0%	08/13/22	08/13/23
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25
US Bank	Credit	25.0%	07/09/22	07/09/24
Bank of America(2)	Credit	25.0%	09/29/22	09/29/22
Institutional financing(3)	Credit	25.0%	10/30/23	10/30/25

(1)
On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(2)
Effective February 1, 2022 and March 30, 2022, for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to reduce its borrowing by $9.4 million and $9.2 million, respectively, and extend its term on a non-mark-to-market basis through April 15, 2022. On April 14, 2022, for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to reduce its borrowing by $11.8 million and extend its term on a non-mark-to-market basis through May 2, 2022. The borrowing was repaid in full on April 25, 2022.
(3)
The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based marks apply.

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
(2)
Effective February 1, 2022 for the sole loan pledged to the credit facility the Company amended its financing arrangement to reduce its borrowing by $9.4 million and extend its term on a non-mark-to-market basis through March 31, 2022, with an option to further extend its maturity through April 15, 2022 in exchange for a further reduction in borrowings of $9.4 million.
(3)
The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based marks apply.

Secured Credit Agreements

As of March 31, 2022 and December 31, 2021, the Company had seven secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of March 31, 2022 and December 31, 2021 consisted of 58 and 53 mortgage loans, or participation interests therein, respectively. Under six of the seven secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the seventh secured credit agreement, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.

Under each of the Company’s secured credit agreements, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on other-than-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations include credit-based factors (which are generally based on factors other than those related to the capital markets). In only one instance do the considerations include changes in observable credit spreads in the market for these assets. These factors are described in the immediately preceding table.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks, as of March 31, 2022 (dollars in thousands):

	March 31, 2022
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$599,302	$600,858	$455,752	$145,106	9.9%	872
Wells Fargo	500,000	372,590	369,314	286,951	82,363	5.6%	1,114
Barclays	750,000	71,011	70,837	50,171	20,666	1.4%	500
Morgan Stanley Bank	500,000	115,085	115,836	79,161	36,675	2.5%	399
JP Morgan Chase Bank	649,546	222,916	224,398	150,687	73,711	5.0%	1,309
US Bank	33,982	59,060	59,435	34,037	25,398	1.7%	831
Bank of America	250,000	179,603	180,942	110,237	70,705	4.8%	182
Total / weighted average	$3,183,528	$1,619,567	$1,621,620	$1,166,996	$454,623		873

(1)
Loan amounts include interest receivable of $9.3 million and are net of premium, discount and origination fees of $7.2 million.
(2)
Loan amounts include interest payable of $1.2 million and do not reflect unamortized deferred financing fees of $5.1 million.
(3)
Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks, as of December 31, 2021 (dollars in thousands):

	December 31, 2021
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$250,000	$158,177	$159,269	$96,389	$62,880	4.3%	962
Wells Fargo	750,000	779,791	776,196	570,839	205,357	14.0%	839
Barclays	750,000	41,294	41,019	23,330	17,689	1.2%	590
Morgan Stanley Bank	500,000	255,125	255,858	180,891	74,967	5.1%	489
JP Morgan Chase Bank	649,546	242,538	243,181	133,191	109,990	7.5%	1,399
US Bank	44,730	59,060	59,435	34,035	25,400	1.7%	921
Bank of America	128,625	183,750	184,531	128,648	55,883	3.8%	272
Total / weighted average	$3,072,901	$1,719,735	$1,719,489	$1,167,323	$552,165		794

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

As a result of contributing collateral into TRTX 2022-FL5 upon its issuance during the three months ended March 31, 2022, the Company wrote-off $1.1 million of unamortized deferred transaction costs related to its secured credit agreements to interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2022-FL5.

Secured Revolving Credit Facility

On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. As of March 31, 2022, the unused fee is 20 bps. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the permanent financing asset classification. This facility is 100% recourse to Holdco. As of March 31, 2022, the Company pledged one loan investment with an aggregate collateral principal balance of $43.0 million and outstanding Term SOFR-based borrowings of $32.3 million.

Mortgage Loan Payable

The Company through a special purpose entity subsidiary was a borrower under a $50.0 million mortgage loan secured by a first deed of trust against the REO Property. The loan had an interest rate of LIBOR plus 4.50% and was subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term through December 15, 2021.

On November 12, 2021, the Company repaid the mortgage loan. See Note 4 for additional information.

Financial Covenant Compliance

The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of COVID-19 and other macroeconomic factors on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.

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

Financial Covenant Compliance

The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of March 31, 2022 and December 31, 2021.

(7) Schedule of Maturities

As of March 31, 2022 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)
2022	$243,994	$133,744	$110,250	$—
2023	449,399	131,632	317,767	—
2024	1,317,104	865,771	451,333	—
2025	514,391	195,688	286,453	32,250
2026	1,109,130	1,109,130	—	—
Thereafter	389,150	389,150	—	—
Total	$4,023,168	$2,825,115	$1,165,803	$32,250
(1)
The scheduled maturities for the investment grade bonds issued by the Company's CRE CLOs are based upon the fully extended maturity of the underlying mortgage loan collateral, considering the reinvestment window of the specific CRE CLO.
(2)
The scheduled maturities of the Company's secured credit agreement liabilities is based on the extended maturity date for the specific credit agreement where extension options are at its option, subject to standard default provisions, or the current maturity date of those credit agreements where extension options are subject to counterparty approval.

(8) Fair Value Measurements

The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of March 31, 2022 and December 31, 2021, the Company had $286.9 million and $199.3 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, and secured credit agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.

The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$5,069,481	$—	$—	$5,091,160
Financial liabilities
Collateralized loan obligations	2,810,626	—	—	2,828,618
Secured credit agreements	1,162,576	—	—	1,165,000
Secured revolving credit facility	30,380	—	—	30,380

	December 31, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,867,203	$—	$—	$4,899,666
Financial liabilities
Collateralized loan obligations	2,545,691	—	—	2,558,544
Secured credit agreements	1,162,206	—	—	1,169,710

As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s loans held for investment portfolio was $5.1 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of March 31, 2022 and December 31, 2021 was 3.44% and 3.39%, respectively. The weighted average years to maturity as of March 31, 2022 and December 31, 2021 was 2.7 years and 2.8 years, respectively, assuming full extension of all loans held for investment.

As of March 31, 2022 and December 31, 2021, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value as current borrowing spreads and duration reflect market terms.

Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Company’s Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three months ended March 31, 2022.

(9) Income Taxes

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2022 and December 31, 2021, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2022 and 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.

The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates beginning in March 2020 coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs currently generate EII, which is treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII in accordance with its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is at the highest U.S. federal corporate tax rate (currently 21%). This tax liability is included in the consolidated statements of income and comprehensive income and balance sheets of the Company.

For the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.9 million, respectively, of federal, state, and local tax expense. As of March 31, 2022 and 2021, the Company’s effective tax rate was 0.4% and 2.8%, respectively.

As of March 31, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2021, the Company had no income tax assets and a $0.3 million income tax liability recorded for the operating activities of the Company’s TRSs.

During the year ended December 31, 2020, the Company sold all of its CRE debt securities and recorded losses from these sales of $203.4 million, which became available to offset qualifying capital gains of the Company in 2020 and, to the extent those capital losses exceeded the Company’s capital gains for 2020, such losses were carried forward to offset capital gains in future years. The Company recognized no capital gains during the year ended December 31, 2020 and recognized capital gains of $15.8 million during the year ended December 31, 2021, utilizing its capital loss carryforwards to offset an equal amount for income tax purposes. As of March 31, 2022 and December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carryforward into future years.

The Company does not expect these losses to reduce the amount that the Company will be required to distribute in accordance with the requirement that the Company distribute to its stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

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

Management Fees Incurred and Paid for the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, the Company incurred and paid the following management fees and incentive management fees pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Incurred
Management fees	$5,709	$5,094
Incentive management fee	—	—
Total management and incentive fees incurred	$5,709	$5,094

Paid
Management fees	5,609	5,358
Incentive management fee	—	—
Total management and incentive fees paid	$5,609	$5,358

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 are $5.7 million and $5.6 million, respectively. No incentive management fee was earned during the three months ended March 31, 2022 and 2021.

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

Other Related Party Transactions

The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three months ended March 31, 2022 and 2021, the Company reimbursed to the Manager $0.3 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.

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

As of March 31, 2022, $0.4 million remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. As of December 31, 2021, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share

The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2022 and 2021, $0.2 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 13, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the three months ended March 31, 2021 this adjustment totaled $1.5 million.

The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three months ended March 31, 2022 and 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock during the three months ended March 31, 2022 and 2021 was $12.17 and $10.95, respectively, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2022 and 2021 (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$23,781	$31,955
Preferred stock dividends(1)	(3,148)	(6,124)
Participating securities' share in earnings	(197)	(146)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs(2)	—	(1,452)
Net income attributable to common stockholders	$20,436	$24,233
Weighted average common shares outstanding, basic	77,183,957	76,895,615
Incremental shares of common stock issued from the assumed exercise of the Warrants	4,604,766	3,777,621
Weighted average common shares outstanding, diluted	81,788,723	80,673,236
Earnings per common share, basic(3)	$0.26	$0.32
Earnings per common share, diluted(3)	$0.25	$0.30

(1)
Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
(2)
Series B Preferred Stock Accretion, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends of amortized transaction costs and the accreted portion of the allocated Warrant fair value related to the Company’s Series B Preferred Stock.
(3)
Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.

(12) Stockholders’ Equity

Series C Cumulative Redeemable Preferred Stock

On June 14, 2021, the Company received net proceeds of $194.4 million from the sale of the 8,050,000 shares of Series C Preferred Stock after deducting the underwriting discount and commissions of $6.3 million and issuance costs of $0.6 million. The Company used the net proceeds from the offering to partially fund the redemption of all of the outstanding shares of the Company’s Series B Preferred Stock. The Series C Preferred Stock is currently listed on the NYSE under the symbol “TRTX PRC.” In connection with the Series C Preferred Stock issuance the Company paid TPG Capital BD, LLC a $0.7 million underwriting discount and commission for its services as joint bookrunner. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in the Company’s consolidated statement of changes in equity at closing.

The Company’s Series C Preferred Stock has a liquidation preference of $25.00 per share. When, as, and if authorized by the Company’s board of directors and declared by the Company, dividends on Series C Preferred Stock will be payable quarterly in arrears on or about March 30, June 30, September 30, and December 30 of each year at a rate per annum equal to 6.25% per annum of the $25.00 per share liquidation preference ($1.5624 per share annually or $0.3906 per share quarterly). Dividends on the Series C Preferred Stock are cumulative. The first dividend on the Series C Preferred Stock was payable on September 30, 2021, and covered the period from, and including, June 14, 2021 to, but not including, September 30, 2021 and was in the amount of $0.4601 per share.

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

Series B Cumulative Redeemable Preferred Stock and Warrants to Purchase Shares of Common Stock

On May 28, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., under which the Company agreed to issue and sell to the Purchaser up to 13,000,000 shares of 11.0% Series B Preferred Stock, par value $0.001 per share (plus any additional such shares paid as dividends pursuant to the Articles Supplementary for the Series B Preferred Stock), and Warrants to purchase, in the aggregate, up to 15,000,000 shares (subject to adjustment) of the Company’s Common Stock, for an aggregate cash purchase price of up to $325,000,000. Such purchases could occur in up to three tranches prior to December 31, 2020. The Investment Agreement contains market standard provisions regarding board representation, voting agreements, rights to information, and a standstill agreement and registration rights agreement regarding common stock acquired via exercise of Warrants. At closing, the Purchaser acquired the initial tranche consisting of 9,000,000 shares of Series B Preferred Stock and Warrants to purchase up to 12,000,000 shares of Common Stock, for an aggregate price of $225.0 million. The Company elected to allow its option to issue additional shares of Series B Preferred Stock to expire unused.

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

On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of approximately $247.5 million. Dividends on all shares of Series B Preferred Stock were paid in full as of the redemption date and no shares of Series B Preferred Stock remained outstanding.

Warrants to Purchase Common Stock

The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of March 31, 2022.

On the issuance date, the Company retained third party valuation experts to assist with estimating the fair value of the Series B Preferred Stock and the Warrants using a binomial lattice model. Based on the Warrants’ relative fair value to the fair value of the Series B Preferred Stock, $14.4 million of the $225.0 million proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount. The Company elected the accreted redemption value method whereby this discount was accreted over four years using the effective interest method, resulting in an increase in the carrying value of the Series B Preferred Stock. Additionally, $14.2 million of costs directly related to the issuance was accreted using the effective interest method. Such adjustments were included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes, but only the accretion of the Warrant allocated fair value was treated as a dividend for income tax purposes.

Equity Distribution Agreement

On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. As of March 31, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three months ended March 31, 2022 and 2021, the Company sold no shares of common stock under this arrangement.

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

On March 14, 2022, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the first quarter of 2022. The common stock dividend was paid on April 25, 2022 to the holders of record of the Company’s common stock as of March 29, 2022.

On March 8, 2022, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2022. The Series C Preferred Stock dividend was paid on March 30, 2022 to the preferred stockholders of record as of March 18, 2022.

On March 15, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.5 million in the aggregate, for the first quarter of 2021. The common stock dividend was paid on April 23, 2021 to the holders of record of the Company’s common stock as of March 26, 2021.

On March 15, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.68 per share of Series B Preferred Stock, or $6.1 million in the aggregate, for the first quarter of 2021. The Series B Preferred Stock dividend was paid on March 31, 2021 to the Series B Preferred Stock holder of record as of March 15, 2021.

As of March 31, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation

The Company does not have any employees. As of March 31, 2022, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.

The Company’s Board of Directors has adopted, and the Company’s stockholders have approved, the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based compensation awards to the Company’s, and its affiliates’, directors, officers, employees (if any) and consultants, and the members, officers, directors, employees and consultants of our Manager or its affiliates, as well as to our Manager and other entities that provide services to us and our affiliates and the employees of such entities. The total number of shares of common stock or long-term incentive plan (“LTIP”) units that may be awarded under the Incentive Plan is 4,600,463. The Incentive Plan will automatically expire on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors.

Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance. Over the next four years the number of common shares associated with outstanding stock-based compensation awards that will vest include the following: 278,821 in 2022, 243,993 in 2023, 190,710 in 2024, and 106,811 in 2025. No common shares vested, from January 1, 2022 to March 31, 2022, and as a result did not impact the common shares presented for the year ended December 31, 2022. For the three months ended March 31, 2022, the Company issued no common shares and forfeited 15,594 common shares related to certain individuals employed by an affiliate of the Manager pursuant to the terms of the Incentive Plan.

During the three months ended March 31, 2022, the Company accrued 1,953 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2022. Dividends payable to holders of such grants made on December 17, 2021 and thereafter will be paid in cash.

As of March 31, 2022, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $8.1 million. These compensation costs are expected to be recognized over a weighted average period of 1.4 years from March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company recognized $1.3 million and $1.5 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies

Impact of COVID-19

Certain of the Company’s borrowers and their tenants, the properties securing the Company’s investments, and the economy as a whole have been, and may continue to be, adversely impacted by the COVID-19 pandemic. The impact of COVID-19 and resulting changes in behavior have and could further materially disrupt the Company’s business operations and impact its financial performance. As of March 31, 2022, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19; however, if the global pandemic continues and the economic consequences of the pandemic worsen or extend, it may have long-term impacts on our financial condition, results of operations, and cash flows.

Unfunded Commitments

As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of March 31, 2022 and December 31, 2021 was $463.0 million and $487.8 million, respectively.

The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $4.8 million and $4.2 million as of March 31, 2022 and December 31, 2021 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk

Impact of COVID-19 on Concentration of Credit Risk

The potential negative impacts on the Company’s business caused by COVID-19 may be heightened because the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. At the onset of the COVID-19 pandemic, hotels were disproportionately affected. As the pandemic has evolved, and the ways people use real estate has changed, much of the Company's focus has shifted to its office exposure. For example, office buildings may be adversely impacted by a slowdown in return-to-office or a reversal in the pre-COVID trend toward increased densification of office space, or a preference by office users for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace. Additionally, entrenched work-from-home behavior by employees may cause a slow return to office, or permanent reduction in demand for office space.

Property Type

A summary of the Company’s loans held for investment portfolio by property type as of March 31, 2022 and December 31, 2021 based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	March 31, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,216,171	$165,191	39.6%	$2,050,980	40.0%
Multifamily	1,715,643	113,372	30.7	1,602,571	31.3
Hotel	658,942	4,000	11.8	657,358	12.8
Life Science	494,600	156,939	8.8	337,661	6.6
Mixed-Use	347,409	15,230	6.2	332,179	6.5
Industrial	113,000	6,167	2.0	106,833	2.1
Retail(1)	33,000	2,143	0.6	23,000	0.4
Condominium(2)	14,585	—	0.3	14,585	0.3
Total	$5,593,350	$463,042	100.0%	$5,125,167	100.0%

	December 31, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,265,187	$178,878	41.9%	$2,086,309	42.4%
Multifamily	1,595,643	121,211	29.5	1,474,731	30.0
Hotel	658,943	4,000	12.2	657,672	13.4
Life Science	494,600	163,860	9.1	330,740	6.7
Mixed-Use	347,408	17,681	6.4	329,728	6.7
Retail(1)	33,000	2,143	0.6	23,000	0.5
Condominium(2)	17,163	—	0.3	17,163	0.3
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

(1)
For the period ended March 31, 2022 and December 31, 2021, the Company's non-performing retail loan held for investment was in default of its loan agreement and as a result the $2.1 million of outstanding unfunded loan commitments could not be drawn upon by the borrower.
(2)
Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project to the same borrower.

Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.7 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.

Geography

All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB as of March 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

	March 31, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$2,058,483	$50,628	36.8%	$2,009,028	39.2%
West(1)	1,503,608	235,822	26.9	1,260,631	24.6
South	1,283,455	110,144	22.9	1,173,852	22.9
Midwest	677,804	60,281	12.1	617,823	12.1
Various	70,000	6,167	1.3	63,833	1.2
Total	$5,593,350	$463,042	100.0%	$5,125,167	100.0%

	December 31, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,925,457	$63,459	35.6%	$1,863,172	37.8%
West(1)	1,484,883	244,100	27.4	1,233,628	25.1
South	1,323,800	115,714	24.5	1,208,940	24.6
Midwest	677,804	64,500	12.5	613,603	12.5
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

(1)
For the period ended March 31, 2022 and December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.

Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.7 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.

Category

A summary of the Company’s loans held for investment portfolio by loan category as of March 31, 2022 and December 31, 2021 based on total loan commitment and current UPB is as follows (dollars in thousands):

	March 31, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,948,162	$277,464	34.8%	$1,671,871	32.6%
Bridge(1)	1,852,390	47,509	33.2	1,798,567	35.1
Light Transitional	1,757,798	138,069	31.4	1,619,729	31.6
Construction	35,000	—	0.6	35,000	0.7
Total	$5,593,350	$463,042	100.0%	$5,125,167	100.0%

	December 31, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,950,739	$294,693	36.1%	$1,657,218	33.7%
Light Transitional	1,779,310	145,621	32.9	1,633,689	33.2
Bridge(1)	1,646,895	47,459	30.4	1,593,436	32.4
Construction	35,000	—	0.6	35,000	0.7
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%

(1)
For the period ended March 31, 2022 and December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.

Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.7 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.

(16) Subsequent Events

The following events occurred subsequent to March 31, 2022:

•
From April 1, 2022 through May 3, 2022, the Company closed, or is in the process of closing, five first mortgage loans with a total loan commitment amount of $304.2 million and initial fundings of $243.3 million.
•
From April 1, 2022 through May 3, 2022, the Company received full loan repayments related to three of its first mortgage loans with an aggregate loan commitment and unpaid principal balance of $215.4 million and $210.8 million, respectively. The first mortgage loans were secured by the following property types (as a percentage of total loan commitments retired): 71.2% multifamily and 28.8% mixed-use.
•
On April 4, 2022, the Company sold its remaining 10 acre parcel of REO Property for total proceeds of $75.0 million. After giving effect to transaction costs, the Company will recognize a gain on sale of real estate owned for GAAP and income tax purposes of $13.3 million during the three months ended June 30, 2022. The Company intends to utilize a portion of its capital loss carryforwards to fully offset the taxable gain realized from this sale. The Company no longer owns any REO Property.
•
From April 1, 2022 through May 3, 2022, the Company closed the following secured financing agreement transactions:
•
On April 11, 2022, the Company repaid $34.0 million outstanding under its secured credit agreement with US Bank and simultaneously terminated the financing arrangement prior to its July 9, 2022 initial maturity as part of the Company's program to streamline its portfolio of secured credit agreements.
•
On April 26, 2022, the Company extended the initial maturity date of its secured credit agreement with Barclays from August 13, 2022 to August 13, 2025, and reduced the total commitment to $500.0 million. The secured credit agreement includes a $250.0 million accordion feature that is subject to Barclays's standard approval rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 23, 2022. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from any results expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in this Form 10-Q and in our Form 10-K filed with the SEC on February 23, 2022.

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

As of March 31, 2022, our loans held for investment portfolio consisted of 72 first mortgage loans (or interests therein) and one mezzanine loan with total loan commitments of $5.6 billion, an aggregate unpaid principal balance of $5.1 billion, a weighted average credit spread of 3.4%, a weighted average all-in yield of 4.9%, a weighted average term to extended maturity (assuming all extension options have been exercised by our borrowers) of 2.7 years, and a weighted average LTV of 67.2%. As of March 31, 2022, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.4% were first mortgage loans or, in four instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.6% was a mezzanine loan. As of March 31, 2022, we had $463.0 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.

As of March 31, 2022, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip (the “REO Property”) with a carrying value of $60.6 million. The REO Property was acquired in December 2020 pursuant to a negotiated deed-in-lieu of foreclosure. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs.

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

The pace of recovery following the COVID-19 pandemic remains uncertain and may continue to impact specific real estate asset classes differently, including the way we use real estate. In particular, the long-term effects on the office market raise questions about tenant demand as companies re-evaluate their needs in the wake of different return-to-office programs. In addition to COVID-19 impacts, we continue to evaluate the effects of other macroeconomic concerns, including, without limitation, a rising interest rate environment, inflation, supply chain concerns and growing geopolitical tensions. Rising interest rates, increased volatility in public debt and equity markets, and elevated geopolitical risk led us to moderate our loan origination volume in the first quarter of 2022. From January 1, 2021 through March 31, 2022 we have originated 32 first mortgage transitional loans, with total commitments of $2.2 billion, an initial unpaid principal balance of $1.9 billion, and unfunded commitments at closing of $0.3 billion.

For more information regarding the impact that COVID-19 and other current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 23, 2022.

Our Manager

We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a global, diversified alternative asset management firm consisting of five multi-product private equity investment platforms, including capital, growth, impact, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s executive committee.

For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.

First Quarter 2022 Activity

Operating Results:

•
Recognized net income attributable to common stockholders of $20.4 million, compared to $41.4 million for the three months ended December 31, 2021, a decrease of $21.0 million.
•
Generated Distributable Earnings of $26.6 million, an increase of $8.0 million compared to the three months ended December 31, 2021.
•
Produced net interest income of $38.5 million, resulting from interest income of $61.0 million and interest expense of $22.5 million. All interest income and interest expense resulted from our loan portfolio.
•
Recorded an increase to our allowance for credit losses on our loan portfolio of $4.9 million, for a total allowance for credit losses of $51.1 million, or 91 basis points of total loan commitments of $5.6 billion.
•
Declared a common stock dividend of $0.24 per common share for the three months ended March 31, 2022.

Investment Portfolio Activity:

•
Originated five first mortgage loans with total loan commitments of $233.0 million, an aggregate initial unpaid principal balance of $224.6 million, unfunded loan commitments of $8.4 million, a weighted average interest rate of Term SOFR plus 3.56%, and a weighted average interest rate floor of 0.05%.
•
Funded $29.2 million in future funding obligations associated with existing loans.
•
Received one full loan repayment of $40.3 million, and partial principal payments including accrued PIK interest payments of $7.7 million across eight loans, for total loan repayments of $48.0 million.

Investment Portfolio Financing Activity:

•
Issued TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, a two-year reinvestment period, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs.
•
Redeemed $600.0 million of outstanding investment-grade bonds associated with TRTX 2018-FL2. The 17 collateral interests with an aggregate unpaid principal balance of $805.7 million financed therein were refinanced by the issuance of TRTX 2022-FL5 and the expansion of an existing secured credit agreement.
•
Closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. The credit facility has a 3-year term and an interest rate of Term SOFR plus 2.00%.

Liquidity Position:

Available liquidity as of March 31, 2022 of $384.2 million was comprised of:

•
Cash-on-hand of $351.6 million, of which $335.4 million was available for investment, net of $16.2 million held to satisfy liquidity covenants under our secured financing agreements.
•
$0.3 million of cash in our CRE CLOs available for investment in eligible collateral.
•
Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $32.3 million under secured credit agreements with seven lenders.

We have financed our loan investments as of March 31, 2022 utilizing three CRE CLOs totaling $2.8 billion, two of which are open for reinvestment of eligible loan collateral at quarter end, $1.2 billion under secured credit agreements with total commitments of $3.2 billion provided by seven lenders, $32.3 million on our $250.0 million secured revolving credit facility, and a $132.0 million non-consolidated senior interest. As of March 31, 2022, 70.2% of our borrowings were pursuant to our CRE CLO vehicles and 29.8% were pursuant to our secured credit agreements and secured revolving credit facility. Additionally, 72.5% of our total loan portfolio borrowings, are from non-mark-to-market financing sources as of the end of the first quarter of 2022.

Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-driven events. As of March 31, 2022, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.79% (1.73% for arrangements with mark-to-market provisions and 3.1% for two arrangements with no mark-to-market provisions, one of which will become subject to mark-to-market provisions after October 30, 2022), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.4 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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

For the three months ended March 31, 2022, we recorded net income attributable to common stockholders of $0.25 per diluted common share, a decrease of $0.26 per diluted common share from the three months ended December 31, 2021, of which ($0.06) per diluted common share relates to an increase of our allowance for credit losses in the first quarter of 2022 and $0.19 per diluted common share relates to a gain on sale of 17 acres of REO Property recorded during the fourth quarter of 2021.

Distributable Earnings per diluted common share was $0.33 for three months ended March 31, 2022, an increase of $0.10 per diluted common share from the three months ended December 31, 2021. The increase in Distributable Earnings per diluted common share was primarily due to a $0.10 per diluted common share partial write-off of a non-performing retail loan held for investment recognized during the fourth quarter of 2021.

For the three months ended March 31, 2022, we declared a cash dividend of $0.24 per common share which was paid on April 25, 2022. Our book value per common share as of March 31, 2022 was $16.41, an increase of $0.04 per common share from our book value per common share as of December 31, 2021 of $16.37, primarily due to net income attributable to common stockholders that exceeded cash dividends payable for the first quarter of 2022.

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

For the three months ended March 31, 2022 and December 31, 2021, we generated net income attributable to common stockholders and therefore included participating securities and the Warrants in our calculation of diluted earnings per share. The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2022	December 31, 2021
Net income	$23,781	$44,878
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(197)	(301)
Net income attributable to common stockholders - see Note 11	$20,436	$41,429
Weighted average common shares outstanding, diluted	77,183,957	77,053,224
Weighted average common shares outstanding, diluted	81,788,723	81,983,310
Earnings per common share, basic(2)	$0.26	$0.54
Earnings per common share, diluted(2)	$0.25	$0.51
Dividends declared per common share(3)	$0.24	$0.31

(1)
Includes preferred stock dividends declared and paid for Series A preferred stock and Series C Preferred Stock shares outstanding for the three months ended March 31, 2022 and December 31, 2021.
(2)
Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(3)
Dividends declared for the three months and year ended December 31, 2021 include a special cash dividend of $0.07 per common share attributable to our estimated 2021 REIT taxable income which was previously undistributed.

Distributable Earnings

Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses, regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash stock compensation expense, (ii) depreciation and amortization expense, (iii) unrealized gains (losses), and (iv) certain non-cash or income and expense items. The exclusion of depreciation and amortization expense from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2022	December 31, 2021
Net income attributable to common stockholders - see Note 11	$20,436	$41,429
Utilization of taxable income capital loss carryforwards(1)	—	(15,790)
Non-cash stock compensation expense	1,266	1,665
Credit loss expense (benefit), net(2)	4,884	(8,758)
Distributable earnings	$26,586	$18,546
Weighted average common shares outstanding, basic	77,183,957	77,053,224
Weighted average common shares outstanding, diluted	81,788,723	81,983,310
Distributable earnings per common share, basic	$0.34	$0.24
Distributable earnings per common share, diluted	$0.33	$0.23

(1)
For the three months and year ended December 31, 2021, taxable income capital loss carryforwards were utilized to offset the $15.8 million taxable income gain realized from the partial sale of our REO Property.
(2)
Credit Loss (Benefit) Expense for the three months December 31, 2021 excludes the reversal of a $8.2 million reduction in our credit loss reserve associated with the partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes).

Book Value Per Common Share

The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	March 31, 2022	December 31, 2021
Total stockholders’ equity	$1,467,908	$1,464,706
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$1,266,533	$1,263,331
Number of common shares outstanding at period end	77,185,845	77,183,892
Book value per common share	$16.41	$16.37

Investment Portfolio Overview

Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of March 31, 2022, our balance sheet loan portfolio consisted of 73 loans held for investment totaling $5.6 billion of commitments with an unpaid principal balance of $5.1 billion, as compared to 69 loans held for investment with $5.4 billion of commitments and an unpaid principal balance of $4.9 billion as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip with a carrying value of $60.6 million. The REO Property was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. The REO Property is held for investment and reflected on our consolidated balance sheets at its estimate of fair value at the time of acquisition, net of estimated selling costs. On April 4, 2022, we sold the remaining 10 acre parcel of REO Property for total proceeds of $75.0 million.

See Note 16 to our consolidated financial statements included in this Form 10-Q for additional information regarding the sale of the remaining portion of the REO Property.

Loan Portfolio

During the three months ended March 31, 2022, we originated five mortgage loans with a total commitment of $233.0 million, an initial unpaid principal balance of $224.6 million, and unfunded commitment at closing of $8.4 million. Loan fundings included $29.2 million of deferred future fundings related to previously originated loans. We received proceeds from one loan repayment in-full of $40.3 million, and principal amortization and accrued PIK interest payments of $7.7 million across eight loans, for total loan repayments of $48.0 million during the period.

The following table details our loans held for investment portfolio activity by unpaid principal balance for the three months ended March 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended,
	March 31, 2022	December 31, 2021
Loan originations — initial funding	$224,600	$564,501
Other loan fundings(1)	29,235	34,449
Loan repayments	(47,698)	(435,881)
Accrued PIK interest repayments	(313)	(120)
Write-off of accrued PIK interest	—	(343)
Loan sales	—	(87,296)
Total loan activity, net	$205,824	$75,310

(1)
Additional fundings made under existing loan commitments.

For the three months ended March 31, 2022, we generated interest income of $61.0 million and incurred interest expense of $22.5 million, which resulted in net interest income of $38.5 million. All interest income and interest expense resulted from our loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of March 31, 2022 (dollars in thousands):

	Balance sheet portfolio	Total loan portfolio
Number of loans(1)	73	74
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments(1)	$5,593,350	$5,725,350
Unpaid principal balance(2)	$5,125,167	$5,125,167
Unfunded loan commitments(3)	$463,042	$463,042
Amortized cost	$5,115,788	$5,115,788
Weighted average credit spread(4)	3.4%	3.4%
Weighted average all-in yield(4)	4.9%	4.9%
Weighted average term to extended maturity (in years)(5)	2.7	2.7
Weighted average LTV(6)	67.2%	67.2%

(1)
In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan commitment encompasses the entire loan portfolio we originated, acquired and financed. As of March 31, 2022, we had outstanding one non-consolidated senior interest of $132.0 million.
(2)
Unpaid principal balance includes PIK interest of $2.7 million as of March 31, 2022.
(3)
Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)
As of March 31, 2022, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of March 31, 2022, based on the total loan commitments of our loan portfolio, 4.2% (or $0.2 billion) of our loans were subject to Term SOFR and 95.8% (or $5.4 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. Credit spread and all-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of March 31, 2022 for weighted average calculations.
(5)
Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2022, based on the unpaid principal balance of our total loan exposure, 42.0% of our loans were subject to yield maintenance or other prepayment restrictions and 58.0% were open to repayment without penalty.
(6)
Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of March 31, 2022, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.

For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned

In December 2020, we acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the REO Property was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the REO Property which was repaid on November 12, 2021.

During the three months ended December 31, 2021, we sold a 17 acre parcel of REO Property. As of March 31, 2022 and December 31, 2021, we held the remaining 10 acre parcel of the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, we sold the remaining 10 acre parcel of REO Property for total proceeds of $75.0 million.

See Notes 6 and 16 to our Consolidated Financial Statements included in this Form 10-Q for additional information regarding the predecessor mortgage loan and sale of the remaining portion of the REO Property, respectively.

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

Loan Portfolio Review

Our Manager reviews our entire loan portfolio quarterly, undertakes an assessment of the performance of each loan, and assigns it a risk rating between “1” and “5,” from least risk to greatest risk, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for a discussion regarding the risk rating system that we use in connection with our loan portfolio. The following table allocates the amortized cost basis of our loans held for investment portfolio as of March 31, 2022 and December 31, 2021 based on our internal risk ratings (dollars in thousands):

	March 31, 2022		December 31, 2021
Risk rating	Amortized cost	Number of loans	Amortized cost	Number of loans
1	$—	—	$—	—
2	543,401	5	527,051	5
3	3,360,840	53	3,726,753	57
4	1,188,547	14	632,398	6
5	23,000	1	23,000	1
Totals	$5,115,788	73	$4,909,202	69

The following table allocates the amortized cost basis of our loans held for investment portfolio as of March 31, 2022 and December 31, 2021 based on our property type classification (dollars in thousands):

	March 31, 2022			December 31, 2021
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Office	21	$2,049,658	3.2	22	$2,084,496	2.9
Multifamily	27	1,596,777	3.0	24	1,468,505	3.0
Hotel	9	657,327	3.5	9	657,565	3.6
Life Science	5	336,112	2.7	5	329,039	2.7
Mixed-Use	4	331,914	3.3	4	329,434	2.9
Industrial	2	106,415	3.0	—	—	—
Retail	1	23,000	5.0	1	23,000	5.0
Condominium(1)	4	14,585	3.0	4	17,163	3.0
Totals	73	$5,115,788	3.1	69	$4,909,202	3.0

(1)
Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project and to the same borrower.

The weighted average risk rating of our loan portfolio increased to 3.1 as of March 31, 2022 compared to 3.0 as of December 31, 2021. For changes in our loan risk ratings during the three months March 31, 2022, refer to Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Loan Modification Activity

Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. None of the Company’s loan modifications triggered the accounting requirements of a troubled debt restructuring.

We continue to work with our borrowers to address required changes as they arise, while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses. All modified loans are performing as of March 31, 2022.

Allowance for Credit Losses

Our allowance for credit losses is influenced by the size and weighted average maturity date of its loans, loan quality, risk rating, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended March 31, 2022, we recorded an increase of $4.9 million in our allowance for credit losses from December 31, 2021, for an aggregate CECL reserve of $51.1 million. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, and loan specific property-level performance trends such as shifting office market fundamentals, slower than expected return-to-office business plans, supply chain constraints and delays, and inflationary pressures that may cause operating margins to narrow.

While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, we selected our macroeconomic outlook to address this uncertainty, and made specific forward-looking valuation adjustments to the inputs of our calculation to reflect variability in the timing, strength, and breadth of a sustained economic recovery or the potential impact of an uncertain economic outlook that may result in a post-COVID environment.

Investment Portfolio Financing

We finance our investment portfolio using secured financing agreements, including secured credit agreements, secured revolving credit facilities, mortgage loans payable, asset-specific financing arrangements, and collateralized loan obligations. In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk.

Investment Portfolio Financing Arrangements

Our investment portfolio financing arrangements for the periods ended March 31, 2022 and December 31, 2021 included collateralized loan obligations, secured credit agreements, a secured revolving credit facility, a mortgage loan payable (which was repaid on November 12, 2021), and a non-consolidated senior interest. The increase in total indebtedness as of March 31, 2022 is primarily due to the issuance of TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs. See Note 6 to our Consolidated Financial Statements included in this Form 10-Q for details.

The following table details the aggregate outstanding principal balances of our investment portfolio financing arrangements as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Outstanding principal balance
	March 31, 2022	December 31, 2021
Collateralized loan obligations	$2,825,115	$2,555,988
Secured credit agreements	1,165,803	1,166,211
Secured revolving credit facility	32,250	—
Total indebtedness(1)(2)	$4,023,168	$3,722,199

(1)
Excludes the impact of one non-consolidated senior interest ($132.0 million) outstanding as of March 31, 2022 and December 31, 2021.
(2)
Excludes deferred financing costs of $19.6 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, non-mark-to-market financing sources accounted for 72.5% of our total loan portfolio borrowings. The remaining 27.5% of our loan portfolio borrowings, which are comprised primarily of our seven secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks. The following table summarizes our investment portfolio financing arrangements as of March 31, 2022 (dollars in thousands):

					Outstanding principal balance
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Initial maturity date	Extended maturity date	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	08/19/22	08/19/24	$—	$455,445	$455,445
Wells Fargo(1)	Credit	25.0%	04/18/25	04/18/25	—	286,453	286,453
Barclays	Credit	25.0%	08/13/22	08/13/23	—	50,101	50,101
Morgan Stanley	Credit	25.0%	05/04/22	05/04/23	—	79,084	79,084
JP Morgan	Credit and Spread	25.0%	10/30/23	10/30/25	—	126,942	126,942
US Bank	Credit	25.0%	07/09/22	07/09/24	—	33,982	33,982
Bank of America(2)	Credit	25.0%	09/29/22	09/29/22	—	110,250	110,250
Institutional financing(3)	Credit	25.0%	10/30/23	10/30/25	23,546	—	23,546
					23,546	1,142,257	1,165,803
Secured revolving credit facility
Syndicate lenders	None	100.0%	02/22/25	02/22/25	32,250	—	32,250

Collateralized loan obligations
TRTX 2019-FL3	None	n.a	10/01/34	10/01/34	880,584	—	880,584
TRTX 2021-FL4	None	n.a	03/31/38	03/31/38	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	02/28/39	02/28/39	907,031	—	907,031
					2,825,115	—	2,825,115

Non-consolidated senior interests	None	n.a	04/28/22	06/28/25	132,000	—	132,000
Total indebtedness					$3,012,911	$1,142,257	$4,155,168
Percentage of total indebtedness					72.5%	27.5%	100.0%

(1)
On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(2)
Effective February 1, 2022 and March 30, 2022, for the sole loan pledged to the secured credit agreement, we amended our financing arrangement to reduce its borrowing by $9.4 million and $9.2 million, respectively, and extend its term on a non-mark-to-market basis through April 15, 2022. On April 14, 2022, for the sole loan pledged to the secured credit agreement, we amended our financing arrangement to reduce its borrowing by $11.8 million and extend its term on a non-mark-to-market basis through May 2, 2022. The borrowings were repaid in full on April 25, 2022.
(3)
The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Agreements

As of March 31, 2022, aggregate borrowings outstanding under our secured credit agreements totaled $1.2 billion, relating to our loan investment portfolio. As of March 31, 2022, the overall weighted average interest rate was the benchmark interest rate plus 1.78% per annum, the weighted average credit spread for borrowings with mark-to-market provisions was 1.73%, the weighted average credit spread for borrowings with no current mark-to-market provisions was 4.50%, and the overall weighted average advance rate was 74.1%. As of March 31, 2022, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.4 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.

The following table details our secured credit agreements as of March 31, 2022 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(3)	Available capacity(2)	Credit Spread(7)	Extended maturity(4)
Goldman Sachs	$500,000	$599,302	78.0%	$466,434	$455,445	$10,989	$33,566	1.80%	08/19/24
Wells Fargo(5)	500,000	372,590	79.9	297,958	286,453	11,505	202,042	1.59	04/18/25
Barclays	750,000	71,011	72.8	50,399	50,101	298	699,601	1.52	08/13/23
Morgan Stanley	500,000	115,085	74.2	85,278	79,084	6,194	414,722	2.15	05/04/23
JP Morgan	400,000	180,526	65.3	130,297	126,942	3,355	269,703	1.64	10/30/25
US Bank	33,982	59,060	57.5	33,982	33,982	—	—	1.40	07/09/24
Bank of America(6)	250,000	179,603	61.4	110,250	110,250	—	—	1.75	09/29/22
Institutional financing	249,546	42,390	60.0	23,546	23,546	—	226,000	4.50	10/30/25
Totals / weighted average	$3,183,528	$1,619,567	74.1%	$1,198,144	$1,165,803	$32,341	$1,845,634	1.78%

(1)
Commitment amount represents the maximum amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
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
(6)
Effective February 1, 2022 and March 30, 2022, for the sole loan pledged to the secured credit agreement we amended our financing arrangement, reducing its borrowing by $9.4 million and $9.2 million, respectively, reducing its available capacity to zero, and extending its term on a non-mark-to-market basis through April 15, 2022. On April 14, 2022, for the sole loan pledged to the secured credit agreement we amended our financing arrangement, reducing its borrowing by $11.8 million and extending its term on a non-mark-to-market basis through May 2, 2022.
(7)
Each secured credit agreement interest rate is subject to LIBOR or Term SOFR as its benchmark interest rate, depending upon the LIBOR transition provisions of the specific secured credit agreement and underlying transaction confirmations. The credit spread for each arrangement is added to the applicable benchmark interest rate to calculate the interest rate charged for each borrowing.

Once we identify an asset and the asset is approved by the secured credit agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the loan asset, which is referred to as the “advance rate.” In the case of borrowings under our secured credit agreements that are repurchase arrangements, this advance serves as the purchase price at which the lender acquires the loan asset from us with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured credit agreement lenders.

For each transaction, we and the lender agree to a trade confirmation which sets forth, among other things, the asset purchase price, the maximum advance rate, the interest rate and the market value of the asset. A trade confirmation will also include benchmark interest rate and any applicable transition language that complies with the current standards as set forth by the ARRC in its 2021 recommendations. For transactions under our secured credit agreements, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset and loan-specific margin maintenance provisions, described below.

Generally, our secured credit agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured credit agreement is a separate special purpose subsidiary of ours which is restricted from conducting activity other than activity related to the utilization of its secured credit agreement and the loans or loan interests that are originated or acquired by such subsidiary. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. Holdco’s liability is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, this liability cap does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

Each of the secured credit agreements has “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.

Our secured credit agreements contain defined mark-to-market provisions that permit the lenders to issue margin calls to us in the event that the collateral properties underlying our loans pledged to our lenders experience a non-temporary decline in value or net cash flow (“credit marks”). In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to us in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values in the third year of the facility. In the event that we experience market turbulence, we may be exposed to margin calls in connection with our secured credit agreements.

The maturity dates for each of our secured credit agreements are set forth in tables that appear earlier in this section. Our secured credit agreements generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. In the normal course of business, we maintain discussions with our lenders to extend or amend any financing agreements related to our loans.

As of March 31, 2022, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 25.9% compared to 23.9% as of December 31, 2021.

The secured credit agreements also include cash management features which generally require that income from collateral loan assets be deposited in a lender-controlled account for distribution in accordance with a specified waterfall of payments designed to keep facility-related obligations current before such income is disbursed for our own account. The cash management features generally require the trapping of cash in such controlled account if an uncured default under our borrowing arrangement remains outstanding. Furthermore, some secured credit agreements may require an accelerated principal amortization schedule if the secured credit agreement is in its final extended term.

Notwithstanding that a loan asset may be subject to a financing arrangement and serve as collateral under a secured credit agreement, we retain the right to administer and service the loan and interact directly with the underlying obligors and sponsors of our loan assets so long as there is no default under the secured credit agreement, and so long as we do not engage in certain material modifications (including amendments, waivers, exercises of remedies, or releases of obligors and collateral, among other things) of the loan assets without the lender’s prior consent.

Secured Revolving Credit Facility

On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. As of March 31, 2022, the unused fee is 20 bps. This facility is 100% recourse to Holdco. As of March 31, 2022, we pledged one loan investment with an aggregate collateral principal balance of $43.0 million and outstanding Term SOFR-based borrowings of $32.3 million.

Collateralized Loan Obligations

As of March 31, 2022, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.8 billion, financing 48 existing first mortgage loan investments totaling $3.4 billion, and holding $0.3 million of cash for investment in eligible loan collateral. As of March 31, 2022, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 70.2% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of LIBOR or Term SOFR plus 1.70%, have a weighted average advance rate of 83.2%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.

Subsidiaries of ours have outstanding as of March 31, 2022 three collateralized loan obligations to finance approximately $3.4 billion, or 66.3%, of our loans held for investment portfolio measured by unpaid principal balance.

On February 16, 2022, we closed TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, a two-year reinvestment period, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs. On February 17, 2022, we redeemed TRTX 2018-FL2 which at its redemption had $600.0 million of investment-grade bonds outstanding. The 17 loans or participation interests therein with an aggregate unpaid principal balance of $805.7 million held by the trust were refinanced in part by the issuance of TRTX 2022-FL5 and in part with the expansion of an existing secured credit agreement. In connection with the redemption of TRTX 2018-FL2, we exercised an option under an existing secured credit agreement to increase the total commitment amount to $500.0 million from $250.0 million, pledge additional collateral with an aggregate unpaid principal balance of $463.8 million, borrow an additional $359.1 million, and leave unchanged the fully-extended maturity date of August 19, 2024.

As of March 31, 2022, the FL5 and FL3 mortgage assets, with the exception of one $16.8 million participation interest which is indexed to Term SOFR, are indexed to LIBOR and the borrowings under FL5 and FL3 were indexed to Compounded SOFR and Term SOFR, respectively, creating a difference between benchmark interest rates (a basis difference), for FL5 and FL3 assets and liabilities. We have the right to transition the FL5 and FL3 mortgage assets to a similar benchmark interest rate, eliminating the basis difference between FL5 and FL3 assets and liabilities, and will make the determination as to whether or when to transition the FL5 and FL3 mortgage assets taking into account the loan portfolio as a whole and such other factors as we deem relevant in our sole discretion. The transition to Compounded SOFR or Term SOFR is not expected to have a material impact to FL5 or FL3’s assets and liabilities and related interest expense, respectively. As of March 31, 2022, FL4 mortgage assets and liabilities were both indexed to LIBOR and no basis difference currently exists.

During the three months ended March 31, 2022, we did not use our eligible reinvestment features related to TRTX 2021-FL4 or TRTX 2022-FL5. The reinvestment periods for TRTX 2019-FL3 ended on October 11, 2021.

See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.

Non-Consolidated Senior Interests and Retained Mezzanine Loans

In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. As of March 31, 2022, we retained a mezzanine loan investment with a total commitment of $35.0 million, an unpaid principal balance of $35.0 million, and an interest rate of LIBOR plus 10.3%.

The following table presents our non-consolidated senior interest and retained mezzanine loan outstanding as of March 31, 2022 (dollars in thousands):

Non-consolidated senior interests	Count	Guarantee	Loan commitment	Principal balance	Amortized cost	Weighted average credit spread(1)	Weighted average term to extended maturity
Senior loan sold or co-originated	1	None	$132,000	$132,000	n.a.	L+ 4.3%	6/28/2025
Retained mezzanine loan	1	None	35,000	35,000	34,991	L+ 10.3%	6/28/2025
Total loan	2		$167,000	$167,000		L+ 5.5%	6/28/2025

(1)
Loan commitment used as a basis for computation of weighted average credit spread.

Financial Covenants for Outstanding Borrowings

Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements require Holdco to maintain compliance with the following financial covenants (among others):

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

Financial Covenant Compliance

We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of March 31, 2022 and December 31, 2021.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our Debt-to-Equity ratio and Total Leverage ratio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.50x	2.36x
Total leverage ratio(2)	2.59x	2.45x

(1)
Represents (i) total outstanding borrowings under secured financing arrangements, net, including collateralized loan obligations, secured credit agreements, a secured revolving credit facility, and a mortgage loan payable, less cash, to (ii) total stockholders’ equity, at period end.
(2)
Represents (i) total outstanding borrowings under secured financing arrangements, net, including collateralized loan obligations, secured credit agreements, a secured revolving credit facility, and a mortgage loan payable, plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.

Floating Rate Portfolio

Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter Term or Compounded SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of interest rate floors in our mortgage loan investment portfolio. As of March 31, 2022, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $1.1 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 1.5% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that vary based on the relative proportion of floating rate assets and liabilities.

The following table details the net floating rate exposure of our loan portfolio as of March 31, 2022 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$5,125,167
Floating rate mortgage loan liabilities(1)(2)	(4,023,168)
Total floating rate mortgage loan exposure, net	$1,101,999

(1)
Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of March 31, 2022, $0.2 billion of $5.1 billion of our floating rate mortgage loan assets and $2.5 billion of $4.0 billion of our outstanding floating rate mortgage loan liabilities were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)
Floating rate liabilities include secured credit agreements, a secured revolving credit facility, and collateralized loan obligations.

With the cessation of LIBOR expected to occur effective June 30, 2023, we continue to evaluate the appropriate timing to transition our assets and liabilities away from LIBOR to Term SOFR, the alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps extending through the final cessation of LIBOR in June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it is completed. We will continue to employ prudent risk management as it relates to the potential financial, operational, and legal risks associated with the expected cessation of LIBOR. While we generally seek to match index our assets and liabilities, there is an ongoing transition period as different underlying assets and sources of financing transition from LIBOR to an alternative index (generally, Term SOFR or Compounded SOFR) at different times.

Interest-Earning Assets and Interest-Bearing Liabilities

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2022 and December 31, 2021 for our loan portfolio (dollars in thousands):

	Three Months Ended,
	March 31, 2022			December 31, 2021
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,995,594	$59,881	4.8%	$4,752,923	$58,951	5.0%
Retained mezzanine loans	34,980	1,136	13.0%	34,950	1,162	13.3%
Core interest-earning assets	$5,030,574	$61,017	4.9%	$4,787,873	$60,113	5.0%

Interest-bearing liabilities:
Collateralized loan obligations	2,735,377	14,299	2.1%	$2,647,842	$13,096	2.0%
Secured credit agreements	1,153,607	8,043	2.8%	1,070,108	7,364	2.8%
Secured revolving credit facility	10,750	159	5.9%	—	—	—
Mortgage loan payable	—	—	—	16,667	1,345	2.0%
Total interest-bearing liabilities	$3,899,734	$22,501	2.3%	$3,734,617	$21,805	2.3%
Net interest income(3)		$38,516			$38,308

Other Interest-earning assets:
Cash equivalents	$46,046	$3	0.0%	$46,046	$4	0.0%
Accounts receivable from servicer/trustee	54,061	—	0.0%	54,061	1	0.0%
Total interest-earning assets	$5,130,681	$61,020	4.8%	$4,887,980	$60,118	4.9%

(1)
Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2022. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for the three months ended March 31, 2022 and 2021 for our loan portfolio (dollars in thousands):

	Three Months Ended,
	March 31, 2022			March 31, 2021
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,995,594	$59,881	4.8%	$4,509,896	$57,067	5.1%
Retained mezzanine loans	34,980	1,136	13.0%	33,070	1,081	13.1%
Core interest-earning assets	$5,030,574	$61,017	4.9%	$4,542,966	$58,148	5.1%

Interest-bearing liabilities:
Collateralized loan obligations	2,735,377	14,299	2.1%	$1,833,303	$8,382	1.8%
Secured credit agreements	1,153,607	8,043	2.8%	1,286,517	11,454	3.6%
Secured revolving credit facility	10,750	159	5.9%	—	—	—
Mortgage loan payable	—	—	—	50,000	454	0.0%
Total interest-bearing liabilities	$3,899,734	$22,501	2.3%	$3,169,820	$20,290	2.6%
Net interest income(3)		$38,516			$37,858

Other Interest-earning assets:
Cash equivalents	$46,046	$3	0.0%	$281,831	$7	0.0%
Accounts receivable from servicer/trustee	54,061	—	0.0%	105,479	—	0.0%
Total interest-earning assets	$5,130,681	$61,020	4.8%	$4,930,276	$58,155	4.7%

(1)
Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2022. Calculated balances as the month-end averages.
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

Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021	Variance
Interest income and interest expense
Interest income	$61,017	$58,148	$2,869
Interest expense	(22,501)	(20,290)	(2,211)
Net interest income	38,516	37,858	658
Other revenue
Other income, net	18	96	(78)
Total other revenue	18	96	(78)
Other expenses
Professional fees	1,146	1,198	(52)
General and administrative	1,169	1,030	139
Stock compensation expense	1,266	1,456	(190)
Servicing and asset management fees	494	328	166
Management fee	5,709	5,094	615
Total other expenses	9,784	9,106	678
Credit loss (expense) benefit, net	(4,884)	4,038	(8,922)
Income before income taxes	23,866	32,886	(9,020)
Income tax expense, net	(85)	(931)	846
Net income	$23,781	$31,955	$(8,174)
Preferred stock dividends and participating securities' share in earnings	(3,345)	(6,270)	2,925
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(1,452)	1,452
Net income attributable to common stockholders - see Note 11	$20,436	$24,233	$(3,797)
Other comprehensive income
Net income	—	—	—
Comprehensive net income	$23,781	$31,955	$(8,174)
Earnings per common share, basic(1)	$0.26	$0.32	$(0.06)
Earnings per common share, diluted(1)	$0.25	$0.30	$(0.05)
Dividends declared per common share	$0.24	$0.20	$0.04

(1)
Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Net Interest Income

Net interest income increased to $38.5 million during the three months ended March 31, 2022 compared to $37.9 million for the three months ended March 31, 2021. The increase was primarily due to an increase in the average interest earning asset base of our loan portfolio of $487.6 million compared to the three months ended March 31, 2021. The positive impact on net interest income of our net asset growth was offset by a decline in our loan portfolio weighted average all-in yield and weighted average interest rate floors from 5.2% and 1.64% as of March 31, 2021 to 4.9% and 1.05% as of March 31, 2022, respectively.

Other Expenses

Other expenses increased $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in management fee expense of $0.6 million for the three months ended March 31, 2022.

Allowance for Credit Losses

Allowance for Credit losses increased by $8.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $4.9 million increase to our allowance for credit losses during the first quarter of 2022 compared to a $4.0 million benefit recognized in the first quarter of 2021. The increase to the Company's allowance for credit losses was due to new loan originations offset by loan repayments in-full, weakening credit indicators, and an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.

Income Tax Expense

Income tax expense decreased $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a reduction of excess inclusion income (“EII”) generated by certain of our CRE CLOs. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 9 to our Consolidated Financial Statements included in this Form 10-Q for details.

Preferred Stock Dividends and Participating Securities Share in Earnings

During the three months ended March 31, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock. During the three months ended March 31, 2021, we declared and paid a cash dividend of $6.2 million related to our Series B Preferred Stock.

Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs

For the three months ended March 31, 2021, we recorded Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs of $1.5 million. No amounts were recorded during the three months ended March 31, 2022. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value.

Dividends Declared Per Common Share

During the three months ended March 31, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million. During the three months ended March 31, 2021, we declared cash dividends of $0.20 per common share, or $15.5 million.

Liquidity and Capital Resources

Capitalization

We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of March 31, 2022, we had outstanding 77.2 million shares of our common stock representing $1.3 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $4.0 billion of outstanding borrowings used to finance our investments and operations.

See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, and collateralized loan obligations.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements, capacity in our collateralized loan obligations available for reinvestment, and a secured revolving credit facility. Our current sources of immediate liquidity are set forth in the following table (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$351,572	$260,635
Secured credit agreements	32,341	60,319
Collateralized loan obligation proceeds held at trustee	260	204
Total	$384,173	$321,158

Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the three months ended March 31, 2022, loan repayments (including $0.3 million of accrued PIK interest) totaled $48.0 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $74.3 million that are eligible to pledge under our existing financing arrangements.

Uses of Liquidity

In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.0 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, and collateralized loan obligations, $463.0 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows

Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities. The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$32,617	$26,340
Cash flows (used in) investing activities	(205,812)	(62,343)
Cash flows provided by financing activities	264,575	18,754
Net change in cash, cash equivalents, and restricted cash	$91,380	$(17,249)

Operating Activities

During the three months ended March 31, 2022 and 2021, cash flows provided by operating activities totaled $32.6 million and $26.3 million, respectively, primarily related to net interest income, offset by operating expenses.

Investing Activities

During the three months ended March 31, 2022, cash flows used in investing activities totaled $205.8 million primarily due to new loan originations of $223.9 million, advances on loans of $29.2 million, offset by loan repayments of $47.3 million. During the three months ended March 31, 2021 cash flows used in investing activities totaled $62.3 million primarily due to a new loan origination of $37.1 million and advances on loans of $29.6 million.

Financing Activities

During the three months ended March 31, 2022, cash flows provided by financing activities totaled $264.6 million primarily due to the issuance of TRTX 2022-FL5 which generated gross proceeds of $907.0 million and borrowings on our secured financing agreements of $599.8 million, offset by payments on CRE CLOs of $637.9 million (of which $600.8 million related to the redemption of TRTX 2018-FL2) and payments on secured financing agreements of $568.0 million. During the three months ended March 31, 2021, cash flows provided by financing activities totaled $18.8 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion net of the FL4 Ramp-Up Account of $308.9 million, offset by payments on secured financing agreements of $662.0 million, payment of dividends on our common stock and Series B Preferred Stock of $35.6 million and payments of deferred financing costs of $7.9 million.

See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2022 were as follows (dollars in thousands):

		Payment timing
	Total obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$463,042	$163,007	$182,617	$117,418	$—
Collateralized loan obligations—principal(2)	2,825,115	265,376	1,061,459	1,162,831	335,449
Secured credit agreements —principal(3)	1,165,802	110,250	769,099	286,453	—
Secured revolving credit facility—principal(3)	32,250	—	32,250	—	—
Collateralized loan obligations—interest(4)	177,350	50,138	82,058	40,048	5,106
Secured credit agreements —interest(4)	52,682	24,271	28,129	282	—
Secured revolving credit facility—interest(3)	2,185	753	1,432	—	—
Total	$4,718,426	$613,795	$2,157,044	$1,607,032	$340,555

(1)
The allocation of our unfunded loan commitments for our loans held for investment portfolio is based on the earlier of the commitment expiration date and the loan maturity date.
(2)
Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)
The allocation of secured credit agreements and secured revolving credit facility is based on the extended maturity date for those secured financing agreements where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.
(4)
Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and collateralized loan obligations and the interest rates in effect as of March 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans are indexed to LIBOR or Term SOFR; our related liabilities are indexed to LIBOR, Compounded SOFR or Term SOFR.

With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as a collateralized loan obligations similar to TRTX 2022-FL5 or TRTX 2021-FL4 financing structures, as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive fee was earned by our Manager during the three months ended March 31, 2022. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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

Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described above. See Note 9 to our Consolidated Financial Statements included in this Form 10-Q for additional details.

Corporate Activities

Offering of Common Stock

On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of March 31, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.

Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold pursuant to the equity distribution agreement during the three months ended March 31, 2022 and 2021.

Dividends

Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of our Series B Preferred Stock (which was redeemed in-full on June 16, 2021) at the rate of 11.0% per annum of the $25.00 per share liquidation preference, then to the holders of our Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock, in each case, to the extent outstanding. We intend to distribute each year not less than 90% of its taxable income to its stockholders to comply with the REIT provisions of the Internal Revenue Code. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.

On March 14, 2022, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the first quarter of 2022. The common stock dividend was paid on April 25, 2022 to the holders of record of our common stock as of March 29, 2022.

On March 8, 2022, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2022. The Series C Preferred Stock dividend was paid on March 30, 2022 to the preferred stockholders of record as of March 18, 2022.

On March 15, 2021, our Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.5 million in the aggregate, for the first quarter of 2021. The common stock dividend was paid on April 23, 2021 to the holders of record of our common stock as of March 26, 2021.

On March 15, 2021, our Board of Directors declared and approved a cash dividend of $0.68 per share of Series B Preferred Stock, or $6.1 million in the aggregate, for the first quarter of 2021. The Series B Preferred Stock dividend was paid on March 31, 2021 to the Series B Preferred Stock holder of record as of March 15, 2021.

As of March 31, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

Critical Accounting Estimates

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

If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. For information regarding our critical accounting estimates, see the "Critical Accounting Policies and Use of Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the SEC on February 23, 2022.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.

Subsequent Events

The following events occurred subsequent to March 31, 2022:

•
From April 1, 2022 through May 3, 2022, we closed, or are in the process of closing, five first mortgage loans with a total loan commitment amount of $304.2 million and initial fundings of $243.3 million.
•
From April 1, 2022 through May 3, 2022, we received full loan repayments related to three of our first mortgage loans with an aggregate loan commitment and unpaid principal balance of $215.4 million and $210.8 million, respectively. The first mortgage loans were secured by the following property types (as a percentage of total loan commitments retired): 71.2% multifamily and 28.8% mixed-use.
•
On April 4, 2022, we sold the remaining 10 acre parcel of REO Property for total proceeds of $75.0 million. After giving effect to transaction costs, we will recognize a gain on sale of real estate owned for GAAP and income tax purposes of $13.3 million during the three months ended June 30, 2022. We intend to utilize a portion of our capital loss carryforwards to fully offset the taxable gain realized from this sale. We no longer own any REO Property.
•
From April 1, 2022 through May 3, 2022, we closed the following secured financing agreement transactions:
•
On April 11, 2022, we repaid $34.0 million outstanding under our secured credit agreement with US Bank and simultaneously terminated the financing arrangement prior to its July 9, 2022 initial maturity as part of our program to streamline our portfolio of secured credit agreements.
•
On April 26, 2022, we extended the initial maturity date of our secured credit agreement with Barclays from August 13, 2022 to August 13, 2025, and reduced the total commitment to $500.0 million. The secured credit agreement includes a $250.0 million accordion feature that is subject to Barclays's standard approval rights.

Loan Portfolio Details

The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of March 31, 2022 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment		Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
First mortgage loans(1)
1	Senior Loan	(12)	8/21/2019	$290.8	$288.6	$288.4	L+ 1.6%	L + 1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$574 Sq ft	65.2%	3
2	Senior Loan		8/7/2018	223.0	180.4	180.2	L+ 3.4%	L + 3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$214 Sq ft	61.4%	3
3	Senior Loan		5/5/2021	215.0	128.0	127.4	L+ 3.9%	L + 4.1%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan		12/19/2018	210.0	189.7	189.7	L+ 3.6%	L + 3.9%	Floating	1/9/2024	Detroit, MI	Office	Moderate Transitional	$217 Sq ft	59.8%	2
5	Senior Loan	(11)	9/18/2019	190.0	190.0	190.0	L+ 2.9%	L + 3.2%	Floating	3/9/2023	New York, NY	Office	Moderate Transitional	$859 Sq ft	65.2%	3
6	Senior Loan		7/20/2021	188.0	187.0	187.0	L+ 3.4%	L + 3.6%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%	3
7	Senior Loan	(14)	6/28/2018	179.6	179.6	179.6	L+ 3.7%	L + 4.2%	Floating	9/9/2022	Philadelphia, PA	Office	Bridge	$168 Sq ft	73.6%	4
8	Senior Loan		9/29/2017	173.3	173.3	173.3	L+ 4.3%	L + 4.7%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	2
9	Senior Loan		10/12/2017	165.0	165.0	165.0	L+ 4.5%	L + 4.8%	Floating	11/9/2022	Charlotte, NC	Hotel	Bridge	$235,714 Unit	65.5%	4
10	Senior Loan		5/15/2019	143.0	134.5	134.5	L+ 2.6%	L + 2.9%	Floating	5/9/2024	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	4
11	Senior Loan		5/7/2021	122.5	118.0	118.0	L+ 2.9%	L + 3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
12	Senior Loan		6/14/2021	114.0	86.0	86.0	L+ 3.1%	L + 3.4%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
13	Senior Loan		11/26/2019	113.0	113.7	113.7	L+ 3.0%	L + 3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	4
14	Senior Loan		12/20/2018	105.9	101.7	101.7	L+ 4.0%	L + 4.2%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
15	Senior Loan		12/18/2019	101.0	85.2	85.1	L+ 2.6%	L + 2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	4
16	Senior Loan		12/9/2021	96.0	86.1	85.3	L+ 3.8%	L + 4.0%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
17	Senior Loan		10/27/2021	92.2	78.9	78.9	L+ 3.3%	L + 3.6%	Floating	11/9/2026	Nashville, TN	Multifamily	Light Transitional	$143,984 Unit	73.2%	3
18	Senior Loan		6/29/2021	90.0	83.9	83.9	L+ 3.0%	L + 3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%	3
19	Senior Loan		8/28/2019	90.0	85.1	84.8	L+ 3.1%	L + 3.3%	Floating	9/9/2024	San Diego, CA	Life Science	Moderate Transitional	$382 Sq ft	67.7%	2
20	Senior Loan		9/29/2017	89.5	89.2	89.2	L+ 3.9%	L + 4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	4
21	Senior Loan		3/27/2019	88.2	88.5	88.4	L+ 3.5%	L + 3.8%	Floating	4/9/2024	Aurora, IL	Multifamily	Bridge	$211,394 Unit	74.8%	3
22	Senior Loan		9/25/2020	87.9	78.2	78.2	L+ 3.0%	L + 3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$198 Sq ft	78.4%	4
23	Senior Loan		2/1/2017	80.7	80.7	80.7	L+ 5.7%	L + 6.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%	3
24	Senior Loan		11/30/2021	80.0	76.5	75.8	L+ 3.5%	L + 3.8%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	3
25	Senior Loan		8/8/2019	76.5	63.1	63.1	L+ 3.0%	L + 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	4
26	Senior Loan		12/10/2019	75.8	60.5	60.5	L+ 2.6%	L + 2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	4
27	Senior Loan		10/12/2021	74.0	70.0	70.0	L+ 5.3%	L + 5.6%	Floating	11/9/2025	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
28	Senior Loan		2/9/2022	70.0	63.8	63.8	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$188 Sq ft	72.1%	3
29	Senior Loan		9/30/2021	69.0	54.0	54.0	L+ 3.7%	L + 4.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
30	Senior Loan		11/30/2021	65.6	52.4	51.8	L+ 3.4%	L + 3.7%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
31	Senior Loan		7/16/2021	65.2	60.2	59.7	L+ 3.7%	L + 3.9%	Floating	8/9/2026	Tampa, FL	Multifamily	Bridge	$264,837 Unit	87.6%	3
32	Senior Loan		6/28/2019	63.9	59.1	59.1	L+ 2.5%	L + 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
33	Senior Loan		11/8/2019	62.1	62.1	62.1	L+ 3.9%	L + 4.3%	Floating	4/9/2022	Boston, MA	Mixed-Use	Light Transitional	$597 Sq ft	38.4%	3
34	Senior Loan		6/25/2019	62.0	62.0	62.0	L+ 3.1%	L + 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
35	Senior Loan		12/29/2021	60.6	55.0	54.4	L+ 3.3%	L + 3.6%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
36	Senior Loan		1/8/2019	59.7	45.2	45.2	L+ 3.8%	L + 4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$91 Sq ft	74.3%	3
37	Senior Loan		12/18/2019	58.8	57.9	57.8	L+ 2.7%	L + 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	3
38	Senior Loan		3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
39	Senior Loan		6/20/2018	55.7	55.7	55.7	L+ 3.0%	L + 3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%	4
40	Senior Loan		3/12/2020	55.0	50.8	50.7	L+ 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
41	Senior Loan		1/22/2019	54.0	54.0	54.0	L+ 3.9%	L + 4.1%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
42	Senior Loan		1/23/2018	53.4	53.1	53.1	L+ 3.4%	L + 3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$119 Sq ft	66.9%	3
43	Senior Loan		10/10/2019	52.9	50.3	50.2	L+ 2.8%	L + 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
44	Senior Loan		12/17/2021	52.1	47.2	47.2	L+ 3.7%	L + 3.9%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
45	Senior Loan		10/27/2021	51.9	41.4	41.0	L+ 3.4%	L + 3.6%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%	3
46	Senior Loan	(13)	6/3/2021	51.4	47.5	47.1	L+ 4.7%	L + 4.8%	Floating	6/9/2026	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%	3
47	Senior Loan		12/20/2017	51.0	51.5	51.5	L+ 4.8%	L + 5.0%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
48	Senior Loan		8/26/2021	50.8	25.9	25.3	L+ 4.1%	L + 4.4%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%	3
49	Senior Loan		3/12/2020	50.2	46.4	46.2	L+ 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
50	Senior Loan		6/2/2021	48.6	42.5	42.2	L+ 3.8%	L + 4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3

Loan #	Form of investment		Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
51	Senior Loan		4/6/2021	47.0	45.9	45.8	L+ 3.7%	L + 4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%	3
52	Senior Loan		9/30/2021	45.9	45.9	45.5	L+ 3.3%	L + 3.6%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
53	Senior Loan		3/17/2021	45.4	42.6	42.3	L+ 3.3%	L + 3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
54	Senior Loan		12/21/2021	45.0	40.8	40.8	L+ 3.7%	L + 3.9%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
55	Senior Loan		3/30/2018	43.4	41.4	41.4	L+ 3.7%	L + 3.9%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$151 Sq ft	57.9%	4
56	Senior Loan		1/14/2022	43.0	43.0	42.9	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
57	Senior Loan		3/4/2022	43.0	43.0	42.6	S + 4.0%	S + 4.2%	Floating	3/9/2027	Various, SC	Industrial	Bridge	$35 Sq ft	45.3%	3
58	Senior Loan		3/7/2019	39.2	40.4	40.4	L+ 3.8%	L + 4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
59	Senior Loan		3/11/2019	39.0	39.0	39.0	L+ 3.4%	L + 3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
60	Senior Loan		7/15/2021	39.0	39.0	38.7	L+ 3.5%	L + 4.0%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
61	Senior Loan		6/3/2021	36.4	33.9	33.7	L+ 3.6%	L + 3.9%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
62	Senior Loan		1/4/2018	35.2	30.4	30.4	L+ 3.7%	L + 3.9%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	4
63	Senior Loan		8/11/2021	34.5	31.4	31.3	L+ 3.6%	L + 3.9%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
64	Senior Loan		5/27/2018	33.0	23.0	23.0	L+ 3.7%	L + 3.9%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
65	Senior Loan		5/14/2021	27.6	22.2	22.0	L+ 3.2%	L + 3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
66	Senior Loan		9/13/2019	26.7	26.3	26.3	L+ 2.8%	L + 3.0%	Floating	10/9/2024	Austin, TX	Multifamily	Bridge	$135,051 Unit	77.5%	3
67	Senior Loan		10/27/2021	24.6	13.0	12.8	L+ 5.5%	L + 5.7%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%	3
68	Senior Loan		1/26/2022	19.0	17.0	16.8	S + 3.8%	S + 4.1%	Floating	2/9/2027	Los Angeles, CA	Multifamily	Light Transitional	$191,919 Unit	81.4%	3
69	Senior Loan		10/19/2016	6.1	6.1	6.1	L+ 5.1%	L + 5.3%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$388 Sq ft	49.8%	3
70	Senior Loan		10/19/2016	4.6	4.6	4.6	L+ 5.1%	L + 5.3%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$776 Sq ft	43.3%	3
71	Senior Loan		10/19/2016	2.8	2.8	2.8	L+ 5.1%	L + 5.3%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$552 Sq ft	40.7%	3
72	Senior Loan		10/19/2016	1.1	1.1	1.1	L+ 5.1%	L + 5.3%	Floating	5/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$614 Sq ft	46.6%	3
Subtotal / weighted average		(9)		$5,558.3	$5,090.2	$5,080.8	BR +3.4%	BR +3.7%		2.7 yrs					67.4%	3.1
Mezzanine loans:
73	Mezzanine loan	(10)	6/28/2019	35.0	35.0	35.0	L+ 10.3%	L +10.8%	Floating	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / weighted average				$35.0	$35.0	$35.0	L +10.3%	L +10.8%		3.2 yrs					41.0%	3
Total / weighted average				$5,593.3	$5,125.2	$5,115.8	BR +3.4%	BR +3.7%		2.7 yrs					67.2%	3.1

(1)
First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 69, 70, 71, and 72 represent 24% pari passu participation interests in whole mortgage loans.
(2)
Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)
Represents unpaid principal balance net of unamortized costs.
(4)
Interest rate represents the formula pursuant to which our right to receive a cash coupon on a loan is determined, or the underlying benchmark interest rate ("BR") plus credit spread.
(5)
In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio assumes the applicable floating benchmark interest rate as of March 31, 2022 and excludes the impact of our interest rate floors.
(6)
Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2022, based on unpaid principal balance, 42.0% of our loans were subject to yield maintenance or other prepayment restrictions and 58.0% were open to repayment by the borrower without penalty.
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
(9)
Represents the weighted average of the credit spread as of March 31, 2022 for the loans, all of which are floating rate.
(10)
Reflects the total loan amount, excluding a non-consolidated senior interest, related to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)
This loan is comprised of a first mortgage loan of $101.0 million and a contiguous mezzanine loan of $89.0 million, of which we own both. Each loan carries the same interest rate.
(12)
Calculated as the ratio of unpaid principal balance as of March 31, 2022 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.
(13)
On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million. This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.
(14)
This loan is comprised of a first mortgage loan of $129.4 million and a contiguous mezzanine loan of $50.2 million, of which we own both. Each loan carries the same interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio Risks

Interest Rate Risk

Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of March 31, 2022, the weighted average interest rate floor for our loan portfolio was 1.05%. As of March 31, 2022, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of March 31, 2022, less than 1.5% of our liabilities do not contain interest rate floors greater than zero.

The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2022, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$5,125,167	Interest income	$4,983	$(4,453)	$10,380	$(5,351)	$16,563	$(5,351)
Floating rate mortgage loan liabilities	(4,023,168)	Interest expense	(10,057)	10,031	(20,115)	14,354	(30,173)	14,354
Total floating rate mortgage loan exposure, net	$1,101,999	Total change in net interest income	$(5,074)	$5,578	$(9,735)	$9,003	$(13,610)	$9,003

(1)
Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of March 31, 2022, $0.2 billion of $5.1 billion of our floating rate mortgage loan assets (based on total unpaid principal balance) and $2.5 billion of $4.0 billion of floating rate mortgage loan liabilities (based on outstanding principal balance) were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)
Floating rate liabilities include secured credit agreements, a secured revolving credit facility, and collateralized loan obligations.

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

Extension Risk

Our Manager computes the projected weighted average life of our assets based on assumptions regarding the pace at which individual borrowers will prepay the mortgages or extend. If prepayment speeds decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured debt agreements we use to finance our loan investments, except for our CRE CLOs for which the obligation to repay liabilities is tied to the repayment of underlying loans held by the CRE CLO trust. We expect that higher interest rates imposed by the Federal Reserve to rein in inflation may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, especially for loans involving office, hotel, and retail properties. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Non-Performance Risk

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various factors we consider during our underwriting and loan structuring process, including but not limited to, establishing interest reserves in our loans and requiring substantially all of our borrowers to purchase an interest rate cap contract for all, or substantially all, of the initial term of our loan.

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

Operating and Capital Market Risks

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit agreements. We are subject to “margin call” risk under our secured credit agreements. In the event that the value of our assets pledged as collateral decreases as a result of changes in credit spreads or interest rates, or due to an other-than-temporary decline in the value of the collateral securing our pledged loan, margin calls relating to our secured credit agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our secured credit agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit agreements as they mature from time to time in the future. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets.

In some situations, we have in the past, and may in the future, decide to sell assets to adjust our portfolio construction or maintain adequate liquidity. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in market liquidity of real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell assets or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us.

Capital Market Risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loans, term loans, or other debt instruments or arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

The COVID-19 pandemic and its follow-on impacts continue to cause disruptions to the U.S. and global economies, and capital markets. These disruptions contributed to volatility, widening credit spreads and declines in liquidity in the real estate debt capital markets, which caused us to reduce our investment activity in 2020. The effects of other economic concerns, including, without limitation, a rising interest rate environment, inflation, supply chain concerns, growing geopolitical tensions, and increased volatility in public debt and equity markets have led to increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in the first quarter of 2022, and may cause us to restrain our investment activity in the future. We also anticipate the lingering consequences of COVID-19 may adversely impact the ability of commercial property owners to service their debt and refinance their loans as they mature. For more information, see risk factors set forth in our Form 10-K filed with the SEC on February 23, 2022.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

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

10.1

Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.17(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (001-38156) filed on February 23, 2022)

10.2

Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (001-38156) filed on February 23, 2022)

10.3

Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (001-38156) filed on February 23, 2022)

10.4

Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.17(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (001-38156) filed on February 23, 2022)

10.5

Servicing Agreement, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.17(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (001-38156) filed on February 23, 2022)

10.6	Amendment No. 7 to Master Repurchase and Securities Contract, dated as of February 9, 2022, by and between TPG RE Finance 11, Ltd. and Wells Fargo Bank, National Association

10.7	Twelfth Amendment to Master Repurchase and Securities Contract Agreement, dated as of February 16, 2022, made by and between TPG RE Finance 2, LTD. and Goldman Sachs Bank USA

31.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Matthew Coleman, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2022	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Matthew Coleman
Matthew Coleman
President
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)