Form 10-Q
period 2022-06-30
TPG RE Finance Trust, Inc.
filed 2022-08-02
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-38156
____________________________________
TPG RE Finance Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

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
_______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2022, there were 77,403,381 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:
•the general political, economic, regulatory, and competitive conditions in the markets in which we invest;
•the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates such as term or compounded Secured Overnight Financing Rate ("SOFR");
•adverse changes in the real estate and real estate capital markets;
•general volatility of the securities markets in which we participate;
•changes in our business, investment strategies or target assets;
•difficulty in obtaining financing or raising capital;
•reductions in the yield on our investments and increases in the cost of our financing;
•adverse legislative or regulatory developments, including with respect to tax laws;
•acts of God such as hurricanes, floods, earthquakes, wildfires, mudslides, volcanic eruptions, and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
•global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, labor shortages, currency fluctuations and challenges in global supply chains;
•the ongoing impact of the COVID-19 pandemic on our business, U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans;
•changes in the availability of attractive loan and other investment opportunities, whether they are due to competition, regulation or otherwise;
•deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments, adversely impact certain of our financing arrangements and our liquidity, and potentially expose us to principal losses on our investments;
•defaults by borrowers in paying debt service or principal on outstanding indebtedness;
•the adequacy of collateral securing our investments and declines in the fair value of our investments;
•adverse developments in the availability of desirable investment opportunities;
•difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;
•the availability of qualified personnel and our relationship with our Manager;
•the potential unavailability of the London Interbank Offered Rate (“LIBOR”) after June 30, 2023;

•conflicts with TPG and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds managed by TPG;
•our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from standard-setting bodies such as the Financial Accounting Standards Board (“FASB”), the SEC, the Internal Revenue Service (“IRS”), the New York Stock Exchange (“NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.
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
In this quarterly report, except where the context requires otherwise:
•“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•“TPG” refers to TPG Inc., a Delaware corporation (previously TPG Global, LLC, a Delaware limited liability company), and its affiliates.
•“TPG Fund” refers to any partnership or other pooled investment vehicle, separate account, fund-of-one or any similar arrangement or investment program sponsored, advised or managed (including on a subadvisory basis) by TPG, whether currently in existence or subsequently established (in each case, including any related alternative investment vehicle, parallel or feeder investment vehicle, co-investment vehicle and any entity formed in connection therewith, including any entity formed for investments by TPG and its affiliates in any such vehicle, whether invested as a limited partner or through general partner investments).

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Six Months ended June 30, 2022 and June 30, 2021	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Six Months ended June 30, 2022 and June 30, 2021	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2022 and June 30, 2021	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4.	Controls and Procedures	80

Part II. Other Information		81

Item 1.	Legal Proceedings	81

Item 1A.	Risk Factors	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

Signatures		84

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$355,994	$260,635
Restricted cash	789	404
Accounts receivable	112	12
Collateralized loan obligation proceeds held at trustee	130,908	204
Accounts receivable from servicer/trustee	259,823	176
Accrued interest and fees receivable	28,676	26,620
Loans held for investment	4,701,410	4,909,202
Allowance for credit losses	(84,156)	(41,999)
Loans held for investment, net (includes $1,502,203 and $1,697,481, respectively, pledged as collateral under secured financing agreements)	4,617,254	4,867,203
Real estate owned	—	60,622
Other assets	1,533	2,144
Total assets	$5,395,089	$5,218,020
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$4,300	$2,723
Accrued expenses and other liabilities	17,723	11,563
Collateralized loan obligations, net	2,639,314	2,545,691
Secured financing agreements, net	1,137,416	1,162,206
Asset-specific financings, net	123,579	—
Payable to affiliates	11,039	5,609
Deferred revenue	1,064	1,366
Dividends payable	18,726	24,156
Total liabilities	3,953,161	3,753,314
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C Preferred Stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,403,381 and 77,183,892 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,714,480	1,711,886
Accumulated deficit	(272,637)	(247,265)
Total stockholders' equity	$1,441,928	$1,464,706
Total permanent equity	$1,441,928	$1,464,706
Total liabilities and stockholders' equity	$5,395,089	$5,218,020
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of June 30, 2022 include assets and liabilities of variable interest entities (“VIEs”) of $3.2 billion and $2.6 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2021 include assets and liabilities of VIEs of $3.2 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss) (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income and interest expense
Interest income	$66,021	$61,915	$127,038	$120,064
Interest expense	(28,008)	(22,017)	(50,509)	(42,307)
Net interest income	38,013	39,898	76,529	77,757
Other revenue
Other income, net	629	157	647	253
Total other revenue	629	157	647	253
Other expenses
Professional fees	1,150	1,137	2,296	2,336
General and administrative	949	1,081	2,118	2,112
Stock compensation expense	1,328	1,393	2,594	2,849
Servicing and asset management fees	493	328	987	655
Management fee	5,856	5,344	11,565	10,437
Incentive management fee	5,183	—	5,183	—
Total other expenses	14,959	9,283	24,743	18,389
Gain on sale of real estate owned, net	13,291	—	13,291	—
Credit loss (expense) benefit, net	(42,290)	1,852	(47,174)	5,890
(Loss) income before income taxes	(5,316)	32,624	18,550	65,511
Income tax expense, net	(118)	(233)	(203)	(1,164)
Net (loss) income	$(5,434)	$32,391	$18,347	$64,347
Preferred stock dividends and participating securities' share in earnings	(3,374)	(6,947)	(6,719)	(13,217)
Series B Preferred Stock redemption make-whole payment	—	(22,485)	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(23,997)	—	(25,449)
Net (loss) income attributable to common stockholders - see Note 11	$(8,808)	$(21,038)	$11,628	$3,196
(Loss) earnings per common share, basic	$(0.11)	$(0.27)	$0.15	$0.04
(Loss) earnings per common share, diluted	$(0.11)	$(0.27)	$0.14	$0.04
Weighted average number of common shares outstanding
Basic:	77,188,291	76,899,270	77,186,136	76,897,453
Diluted:	77,188,291	76,899,270	81,235,606	81,331,351
Other comprehensive income (loss)
Net (loss) income	$(5,434)	$32,391	$18,347	$64,347
Comprehensive net (loss) income	$(5,434)	$32,391	$18,347	$64,347
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2022	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706
Issuance of common stock	—	—	—	—	1,953	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,266	—	1,266
Net income	—	—	—	—	—	—	—	23,781	23,781
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,697)	(18,697)
March 31, 2022	125	$—	8,050,000	$8	77,185,845	$77	$1,713,152	$(245,329)	$1,467,908
Issuance of common stock	—	—	—	—	217,536	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,328	—	1,328
Net loss	—	—	—	—	—	—	—	(5,434)	(5,434)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,726)	(18,726)
June 30, 2022	125	$—	8,050,000	$8	77,403,381	$77	$1,714,480	$(272,637)	$1,441,928
TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity									Temporary equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity	Series B Preferred Stock
January 1, 2021	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$1,266,900	$199,551
Issuance of common stock	—	—	—	—	110,096	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,456	—	1,456	—
Net income	—	—	—	—	—	—	—	31,955	31,955	—
Dividends on preferred stock	—	—	—	—	—	—	—	(6,124)	(6,124)	—
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	—	—	—	—	—	(1,452)	—	(1,452)	1,452
Dividends on common stock (dividends declared per share of $0.20)	—	—	—	—	—	—	—	(15,507)	(15,507)	—
March 31, 2021	125	$—	—	$—	76,897,102	$77	$1,559,685	$(282,534)	$1,277,228	$201,003
Issuance of common stock	—	—	—	—	192,023	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	8	—	—	201,242	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement transaction costs	—	—	—	—	—	—	(6,866)	—	(6,866)	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,393	—	1,393	—
Net income	—	—	—	—	—	—	—	32,391	32,391	—
Dividends on preferred stock	—	—	—	—	—	—	—	(6,214)	(6,214)	—
Series B Preferred Stock redemption at par value	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock redemption make-whole payment	—	—	—	—	—	—	(22,485)	—	(22,485)	—
Series B Preferred Stock accretion and write-off of discount, including allocated Warrant fair value and transaction costs	—	—	—	—	—	—	(23,997)	—	(23,997)	23,997
Dividends on common stock (dividends declared per share of $0.20)	—	—	—	—	—	—	—	(15,509)	(15,509)	—
June 30, 2021	125	$—	8,050,000	$8	77,089,125	$77	$1,708,972	$(271,866)	$1,437,191	$—
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,347	$64,347
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(3,627)	(3,775)
Amortization of deferred financing costs	7,400	7,644
Decrease of accrued capitalized interest	613	548
Gain on sale of real estate owned, net	(13,291)	—
Loss on sales of loans held for investment, net	—	1,626
Stock compensation expense	2,594	2,849
Increase (decrease) of allowance for credit losses, net (see Note 3)	47,174	(7,515)
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	50	30
Accrued interest receivable	(2,260)	(2,051)
Accrued expenses and other liabilities	757	(4,716)
Accrued interest payable	1,577	146
Payable to affiliates	5,430	167
Deferred fee income	(302)	(97)
Other assets	611	1,857
Net cash provided by operating activities	65,073	61,060
Cash flows from investing activities:
Origination of loans held for investment	(535,053)	(631,408)
Advances on loans held for investment	(58,558)	(73,136)
Principal repayments of loans held for investment	414,118	282,583
Sale of real estate owned	73,913	—
Sales of loans held for investment	—	58,374
Net cash (used in) investing activities	(105,580)	(363,587)
Cash flows from financing activities:
Payments on collateralized loan obligations	(811,100)	(36,373)
Proceeds from collateralized loan obligations	907,031	1,037,500
Payments on secured financing agreements	(871,970)	(868,083)
Proceeds from secured financing agreements	847,479	208,435
Proceeds from asset-specific financing arrangements	124,202	—
Payment of deferred financing costs	(10,242)	(8,119)
Proceeds from issuance of Series C Cumulative Redeemable Preferred Stock	—	201,250
Series B Preferred Stock redemption make-whole payment	—	(22,485)
Series B Preferred Stock redemption at par value	—	(225,000)
Dividends paid on common stock	(42,853)	(44,998)
Dividends paid on preferred stock	(6,296)	(12,338)
Payment of Equity Issuance and Equity Distribution Agreement transaction costs	—	(6,360)
Net cash provided by financing activities	136,251	223,429
Net change in cash, cash equivalents, and restricted cash	95,744	(79,098)
Cash, cash equivalents and restricted cash at beginning of period	261,039	319,669
Cash, cash equivalents and restricted cash at end of period	$356,783	$240,571
Supplemental disclosure of cash flow information:
Interest paid	$41,604	$34,526
Taxes paid	$125	$973
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$130,704	$—
Dividends declared, not paid	$18,726	$15,500
Principal repayments of loans held for investment held by servicer/trustee, net	$259,595	$55,872
Accrued Equity Issuance and Transaction Costs	$—	$506
Accrued deferred financing costs	$388	$587
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
Loans Held for Sale
The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate market, capital markets, or when a shift in its loan portfolio construction occurs. Once a determination is made to sell a loan, or the Company determines it no longer has the intent and ability to hold a loan held for investment for the foreseeable future, the loan is transferred to loans held for sale. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the current expected credit loss ("CECL") reserve.

Credit Losses
Allowance for Credit Losses for Loans Held for Investment
The Company accounts for its allowance for credit losses on loans held for investment using the Current Expected Credit Loss model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectible accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.
The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; industrial; mixed-use; land for industrial and office use; condominium; and retail.
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
1 -Outperform—Exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;
2 -Meets or Exceeds Expectations—Collateral performance meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3 -Satisfactory—Collateral performance meets or is on track to meet underwriting; business plan is met or can reasonably be achieved;
4 -Underperformance—Collateral performance falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and
5 -Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; the loan is in default or substantially in default; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.
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
The key inputs to the Company's estimation of its allowance for credit losses as of June 30, 2022 were impacted by dislocations in the capital markets, increased interest rates, accelerating inflationary trends, a heightened risk of recession, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.

Credit Loss Measurement
The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality and duration, collateral operating performance, risk rating, delinquency status, historic loss experience and other characteristics influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: a loss-given-default (“LGD”) model-based approach utilized for substantially all of its loans; and an individually-assessed approach for loans for which the Company concludes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan, or are individually-assessed because the loan is considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty.
Once the expected credit loss amount is determined, an allowance for credit losses is established. A loan will be written off through credit loss (expense) benefit, net in the consolidated statements of income and comprehensive income when it is deemed non-recoverable upon a realization event. This is generally at the time the loan is settled, transferred or exchanged. Non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss is equal to the difference between the cash received, or expected to be received, and the carrying value of the asset. Factors considered by the Company in determining whether the expected credit loss is not recoverable include whether the Company determines that the loan is uncollectible, which means repayment is deemed to be delayed beyond a reasonable time, a loss becomes evident due to a borrower’s lack of assets and liquidity, or a borrower’s sponsor is unwilling or unable to support the loan.
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The model-based approach used to measure the allowance for credit losses relates to loans which are not individually-assessed. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors, incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

In certain instances, the Company uses a probability-weighted outcome approach to estimate future recovery amounts. The probability-weighted outcome approach is used when multiple credit resolution paths may exist, some of which may involve disparate outcomes.
Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach
In instances where the Company concludes a loan repayment is entirely dependent on the sale of the underlying collateral, or when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan, the Company individually assesses the allowance for credit loss for the underlying loan. The amount of expected credit loss is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and real estate sales comparables), and considers substantially the same credit factors as utilized in the model-based method. In instances where the Company determines foreclosure of the underlying collateral is probable, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral as of the measurement date. The fair value of the underlying collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the underlying collateral in instances where foreclosure is not probable.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Evaluations of the loan portfolio in future periods, given the prevailing forecasts and credit loss factors, may result in significant changes to the Company's allowance for credit losses and credit loss expense.

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
Investment Portfolio Financing Arrangements
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, mortgage loans payable, and collateralized loan obligations. The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2022, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
For more information regarding the Company’s investment portfolio financing arrangements, see Note 6.

Fair Value Measurements
The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for its holdings of financial instruments. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash, cash equivalents, and restricted cash. The three levels of inputs that may be used to measure fair value are as follows:
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
The following methods and assumptions are used by our Manager to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•Cash and cash equivalents: the carrying amount of cash and cash equivalents approximates fair value.
•Loans held for investment, net: using a discounted cash flow methodology employing a discount rate for loans of comparable credit quality, structure, and LTV based upon appraisal information and current estimates of the value of collateral property performed by the Manager, and credit spreads for loans of comparable risk (as determined by the Manager based on the factors previously described) as corroborated by inquiry of other market participants.
•Loans held for sale: estimated fair market value based on sale comparables as corroborated by inquiry of other market participants or independent market data providers.
•Secured revolving credit facilities, asset-specific financings, and mortgage loan payable (if any): based on the rate at which a similar secured revolving credit facility, asset-specific financing, or mortgage loan payable (if any) would currently be priced, as corroborated by inquiry of other market participants.
•CRE Collateralized Loan Obligations, net: indications of value from dealers active in trading similar or substantially similar securities, observable quotes from market data services, reported prices and spreads for recent new issues, and Manager estimates of the credit spread at which similar bonds would be issued, or traded, in the new issue and secondary markets.
•Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying values that approximate fair value due to their short-term nature.
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the lingering aftereffects of COVID-19, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has in the past been present in certain of the Company’s CRE CLOs due to the sharp decline in LIBOR since the issuance of the liabilities by certain of the Company's CRE CLOs', loans with high interest rate floors that are contributed into the CRE CLOs, and liabilities largely based on unfloored LIBOR or Compounded SOFR. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.
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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which are exercisable on a net-share settlement basis. The number of incremental shares is calculated utilizing the treasury stock method.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2022 and December 31, 2021. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of June 30, 2022 and December 31, 2021, the Company held as part of its total cash balances $17.3 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of June 30, 2022, cash and cash equivalents of $356.0 million has been combined with $0.8 million of restricted cash in the consolidated statement of cash flows. As of December 31, 2021, cash and cash equivalents of $260.6 million has been combined with $0.4 million of restricted cash in the consolidated statement of cash flows.
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

Stockholders’ Equity
Total Stockholders’ Equity may include preferred stock, common stock, and derivative instruments indexed to the Company's common stock such as warrants or other embedded options within financing arrangements that may be classified as temporary or permanent equity. Common shares generally represent a basic ownership interest in an entity and a residual corporate interest in liquidation, bearing the ultimate risk of loss and receiving the benefit of success. Common shares are usually perpetual in nature with voting rights and dividend rights. Preferred shares are usually characterized by the life of the instrument (i.e., perpetual or redeemable) and the ability of a holder to convert the equity instrument into cash, common shares, or a combination thereof. The terms of preferred shares can vary significantly, including but not limited to, an equity instrument’s dividend rate, term (e.g., existence of a stated redemption date), conversion features, voting rights, and liquidation preferences. Derivative instruments indexed to the Company's common stock such as warrants or other embedded options within financing arrangements are generally classified based on which party controls the contract settlement mechanism and the nature of the settlement terms that may require, or allow, the Company to make a cash payment, issue common shares, or a combination thereof to satisfy its obligation of the underlying contract.
Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer.
Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 12 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accreted changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (May 28, 2024, the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of June 30, 2022 and December 31, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 12.
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of June 30, 2022. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock, are described in Note 12.

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
The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition as it occurs. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. For the three and six months ended June 30, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2022-02 on January 1, 2022 did not have a material impact on the Company's consolidated financial statements.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $13.5 million and $14.3 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022, the Company originated twelve mortgage loans with a total commitment of $613.3 million, an initial unpaid principal balance of $537.3 million, and unfunded commitments at closing of $76.0 million.
During the six months ended June 30, 2022, the Company received eight full loan repayments of $717.3 million, and partial principal payments including accrued PIK interest payments, of $87.8 million across nine loans, for total loan repayments of $805.0 million.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	June 30, 2022		December 31, 2021
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	73	74	69	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$5,186,472	$5,318,472	$5,411,944	$5,543,944
Unpaid principal balance(2)	$4,710,161	$4,842,161	$4,919,343	$5,051,343
Unfunded loan commitments(3)	$470,869	$470,869	$487,773	$487,773
Amortized cost	$4,701,410	$4,701,410	$4,909,202	$4,909,202
Weighted average credit spread	3.4%	3.5%	3.4%	3.4%
Weighted average all-in yield(4)	5.6%	5.6%	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.7	2.8	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. As of June 30, 2022 and December 31, 2021, the Company had outstanding one non-consolidated senior interest of $132.0 million.
(2)Unpaid principal balance includes PIK interest of $2.4 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of June 30, 2022, all of the Company’s loans were floating rate. Loans originated by the Company before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of June 30, 2022, based on the total loan commitments of the Company’s loan portfolio, 11.8% (or $0.6 billion) of the Company’s loans were subject to Term SOFR and 88.2% (or $4.6 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of June 30, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of June 30, 2022, based on the unpaid principal balance of the Company’s total loan exposure, 43.3% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 56.7% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	June 30, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans	$4,675,161	$(8,751)	$4,666,410
Subordinated and mezzanine loans	35,000	—	35,000
Total	$4,710,161	$(8,751)	$4,701,410
Allowance for credit losses			(84,156)
Loans held for investment, net			$4,617,254

	December 31, 2021
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans	$4,884,343	$(10,101)	$4,874,242
Subordinated and mezzanine loans	35,000	(40)	34,960
Total	$4,919,343	$(10,141)	$4,909,202
Allowance for credit losses			(41,999)
Loans held for investment, net			$4,867,203
For the six months ended June 30, 2022, the Company’s loans held for investment portfolio activity was as follows (dollars in thousands):

Carrying value
Balance as of January 1, 2022	$4,867,203
Additions during the period:
Loans originated	535,053
Additional fundings	58,558
Amortization of origination fees	3,627
Deductions during the period:
Collection of principal	(804,417)
Collection of accrued PIK interest	(613)
(Increase) of allowance for credit losses	(42,157)
Balance as of June 30, 2022	$4,617,254
As of June 30, 2022 and December 31, 2021, there was $8.8 million and $10.1 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

Loan Risk Ratings
The Company evaluates all of its loans to assign risk ratings on a quarterly basis on a 5-point scale. As described in Note 2, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively. The Company generally assigns a risk rating of “3” to all loan investments upon origination, except when specific circumstances warrant an exception.
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	June 30, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	33,680	—	61,998	—	253,950	349,628
3	539,935	1,576,195	98,408	778,708	264,678	12,032	3,269,956
4	—	—	78,269	497,742	251,307	140,776	968,094
5	—	—	—	—	78,732	—	78,732
Total senior loans	$539,935	$1,609,875	$176,677	$1,338,448	$594,717	$406,758	$4,666,410
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	35,000	—	—	35,000
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	—	35,000	—	—	35,000
Total	$539,935	$1,609,875	$176,677	$1,373,448	$594,717	$406,758	$4,701,410

	December 31, 2021
	Amortized cost by origination year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,621	—	82,461	242,614	168,355	—	527,051
3	1,600,659	95,858	1,400,670	407,509	169,934	17,163	3,691,793
4	—	78,013	154,093	183,750	216,542	—	632,398
5	—	—	—	23,000	—	—	23,000
Total senior loans	$1,634,280	$173,871	$1,637,224	$856,873	$554,831	$17,163	$4,874,242
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,960	—	—	—	34,960
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,960	—	—	—	34,960
Total	$1,634,280	$173,871	$1,672,184	$856,873	$554,831	$17,163	$4,909,202
Loans acquired rather than originated are presented in the table above in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s loans held for investment portfolio on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	June 30, 2022	December 31, 2021
1	$—	$—
2	349,628	527,051
3	3,304,956	3,726,753
4	968,094	632,398
5	78,732	23,000
Total	$4,701,410	$4,909,202
Allowance for credit losses	(84,156)	(41,999)
Carrying value	$4,617,254	$4,867,203
Weighted average risk rating(1)	3.2	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio increased to 3.2 as of June 30, 2022 compared to 3.0 as of December 31, 2021.
Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of June 30, 2022. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Three Months Ended June 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2022	$45,940	$367	$46,307
Allowance for (reversal of) credit losses, net	37,545	304	37,849
Subtotal	83,485	671	84,156

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2022	4,786	—	4,786
Allowance for (reversal of) credit losses, net	4,441	—	4,441
Subtotal	9,227	—	9,227
Total allowance for credit losses	$92,712	$671	$93,383

	For the Three Months Ended June 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2021	$55,155	$1,486	$56,641
Allowance for (reversal of) credit losses, net	(3,724)	(976)	(4,700)
Subtotal	51,431	510	51,941

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2021	2,084	65	2,149
Allowance for (reversal of) credit losses, net	1,276	(54)	1,222
Subtotal	3,360	11	3,371
Total allowance for credit losses	$54,791	$521	$55,312

	For the Six Months Ended June 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	42,292	(135)	42,157
Subtotal	83,485	671	84,156

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	5,017	—	5,017
Subtotal	9,227	—	9,227
Total allowance for credit losses	$92,712	$671	$93,383

	For the Six Months Ended June 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2021	$58,210	$1,730	$59,940
Allowance for (reversal of) credit losses, net	(6,779)	(1,220)	(7,999)
Subtotal	51,431	510	51,941

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2021	2,756	132	2,888
Allowance for (reversal of) credit losses, net	604	(121)	483
Subtotal	3,360	11	3,371
Total allowance for credit losses	$54,791	$521	$55,312
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

During the three months ended June 30, 2022, the Company recorded an increase of $42.3 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was due to weakening credit indicators, inflationary expectations, reduced liquidity in the capital markets, an uncertain macroeconomic outlook, and new loan originations offset by seven loan repayments in-full. The uncertain macroeconomic outlook is caused by surging inflationary pressures, rising short term interest rates, continuing supply chain disruptions, widening credit spreads in the fixed income markets, a material decline in U.S. stock market indices, and Russia’s invasion of Ukraine. These factors, and slowing business plan execution for certain of our loans, contributed to the increase in the Company’s allowance for credit losses during the three months ended June 30, 2022. While the ultimate impact of the macroeconomic outlook and property-level performance trends of the Company's loan portfolio remain uncertain, the Company's macroeconomic outlook is intended to address these uncertainties, and the Company has made specific forward-looking valuation adjustments to the inputs of its allowance for credit loss calculation to reflect the variability associated with the timing, strength, and breadth of a sustained economic recovery or the potential impact of an uncertain economic outlook that may result in a post-COVID environment.
During the six months ended June 30, 2022, the Company recorded an increase of $47.2 million, increasing its CECL reserve to $93.4 million as of June 30, 2022. For the six months ended June 30, 2022, the Company's estimate of expected credit losses was impacted by loan originations and repayments of $535.1 million and $804.4 million, respectively, and recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve.
On June 30, 2022, the Company determined that one first mortgage loan secured by an office property met the CECL framework’s criteria for individual assessment. As of June 30, 2022, the loan was not on non-accrual status because all amounts of interest due were collected by the Company. The amortized cost of the loan was $55.7 million as of June 30, 2022, and December 31, 2021. Subsequent to June 30, 2022, the borrower failed to meet the loan's extension conditions and, as a result, the Company and borrower agreed to modify the loan agreement to facilitate an orderly disposition of the property by the borrower. Accordingly, the Company utilized the estimated fair value of the collateral to estimate a total allowance for credit losses of $11.1 million, which is included in its CECL reserve as of June 30, 2022. The Company’s fair market value estimate was determined using a discounted cash flow model and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 10.7%, and a terminal capitalization rate of 8.7%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated market conditions, and management’s knowledge, experience and judgment.
During the three months ended June 30, 2021, the Company recorded a decrease of $3.5 million in the allowance for credit losses. The decline in the Company’s allowance for credit losses was primarily due to an improving macroeconomic outlook based on recent observed economic data, improved property performance of underlying collateral for many of its loan investments that were adversely impacted by COVID-19, and normalizing commercial real estate capital markets activity. During the six months ended June 30, 2021, the Company recorded a decrease of $7.5 million, reducing the total CECL reserve to $55.3 million as of June 30, 2021. For the six months ended June 30, 2021, the Company’s estimate of expected credit losses was impacted by loan originations, sales, and repayments of $631.4 million, $60.7 million, and $339.3 million, respectively, recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve, and an increase in the Company’s total loan commitments and unpaid principal balance as of June 30, 2021.
One loan secured by a retail property was on non-accrual status as of June 30, 2022 and December 31, 2021 due to a default caused by non-payment of interest in December 2020. The amortized cost basis of the loan was $23.0 million as of June 30, 2022 and December 31, 2021. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status and continues to believe that the carrying value of the loan is collectible as of June 30, 2022.
Loan Modification Activity
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the six months ended June 30, 2022, none of the Company’s loan modifications resulted in significant modifications.

As of June 30, 2022, the total amount of accrued PIK interest in the loans held for investment portfolio was $2.4 million with respect to three first mortgage loans.
The following table presents the accrued PIK interest activity for the six months ended June 30, 2022 for the Company’s loans held for investment portfolio (dollars in thousands):

June 30, 2022
Balance as of January 1, 2022	$3,028
Accrued PIK interest	—
Repayments of accrued PIK interest	(313)
Balance as of March 31, 2022	$2,715
Accrued PIK interest	—
Repayments of accrued PIK interest	(300)
Write-off of accrued PIK interest	—
Balance as of June 30, 2022	$2,415
No accrued PIK interest was recorded and deferred during the six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, none of the Company's accrual status loans had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s loans held for investment portfolio, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of June 30, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,643,410	$—	$—	$23,000	$23,000	$4,666,410
Subordinated and mezzanine loans	35,000	—	—	—	—	35,000
Total	$4,678,410	$—	$—	$23,000	$23,000	$4,701,410

		Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,851,242	$—	$—	$23,000	$23,000	$4,874,242
Subordinated and mezzanine loans	34,960	—	—	—	—	34,960
Total	$4,886,202	$—	$—	$23,000	$23,000	$4,909,202

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
During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the REO Property for net cash proceeds of $54.4 million and recognized a gain on sale of real estate owned, net of $15.8 million on the consolidated statements of income and comprehensive income. As of December 31, 2021, the Company held the remaining 10 acre parcel of REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million.
On April 4, 2022, the Company sold the remaining 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million on the consolidated statements of income and comprehensive income. The Company utilized $13.3 million of the $187.6 million of available capital loss carryforwards to offset the gain on sale of its REO Property for income tax purposes in 2022. See Note 9 for additional details. As of June 30, 2022, the Company no longer owns any REO Property.
For the six months ended June 30, 2022 and 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain pools of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company did not utilize the reinvestment feature during the three and six months ended June 30, 2022. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. During the three and six months ended June 30, 2022, the Company utilized the reinvestment feature in TRTX 2021-FL4. During the three and six months ended June 30, 2021, the Company utilized the reinvestment feature in TRTX 2021-FL4. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On October 25, 2019, Sub-REIT issued a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021 and the Company did not utilize the reinvestment feature during the three and six months ended June 30, 2021. In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs.
On November 29, 2018, Sub-REIT issued a collateralized loan obligation (“TRTX 2018-FL2” or “FL2”). TRTX 2018-FL2 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2018-FL2 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2018-FL2 ended on December 11, 2020. In connection with TRTX 2018-FL2, the Company incurred $8.7 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of June 30, 2022 and December 31, 2021 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT structure (dollars in thousands):

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$25,967	$28,167
Collateralized loan obligation proceeds held at trustee(1)	130,908	204
Accounts receivable from servicer/trustee(2)	259,796	150
Accrued interest receivable	5,806	6,765
Loans held for investment, net(3)	2,808,158	3,138,603
Total assets	$3,230,635	$3,173,889
Liabilities
Accrued interest payable	$2,687	$1,823
Accrued expenses	310	1,490
Collateralized loan obligations, net(4)	2,639,314	2,545,691
Payable to affiliates	6,731	3,830
Total liabilities	$2,649,042	$2,552,834
________________________________
(1)Includes $59.2 million and $71.7 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of June 30, 2022. Includes $0.2 million of cash available for acquire eligible assets related to TRTX 2021-FL4 as of December 31, 2021.
(2)Includes $83.6 million, $150.5 million, and $25.5 million of cash proceeds related to loan repayments held by the Company's loan servicer as of June 30, 2022, which are remitted to the Company during the subsequent remittance cycle related to TRTX 2022-FL5, TRTX 2021-FL4 and TRTX 2019-FL3, respectively.
(3)Includes one loan held for investment with an unpaid principal balance of $1.6 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
(4)Net of $12.6 million and $10.3 million of unamortized deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, assets held by these VIEs are restricted and can only be used to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	June 30, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investment assets	15	LIBOR	$898,090	$861,596	3.15%	1.7
Financing provided	1	Term SOFR(4)	707,389	705,884	1.57%	12.3
TRTX 2021-FL4
Collateral loan investment assets	21	LIBOR(5)	1,250,000	1,021,079	3.06%	2.9
Financing provided	1	LIBOR	1,037,500	1,032,109	1.60%	15.7
TRTX 2022-FL5
Collateral loan investment assets	17	LIBOR(6)	1,075,000	923,842	3.28%	3.3
Financing provided	1	Compounded SOFR	907,031	901,321	2.02%	16.6
Total
Collateral loan investment assets(7)	53	LIBOR	$3,223,090	$2,806,517	3.16%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,651,920	$2,639,314	1.74%	15.1 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLO investment structures and does not include other loans held for investment, net of $1.6 million held within the Sub-REIT structure.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(5)As of June 30, 2022, the TRTX 2022-FL4 mortgage assets are indexed to LIBOR, with the exception of one $27.7 million participation interest which is indexed to Term SOFR.
(6)As of June 30, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of one $16.8 million participation interest which is indexed to Term SOFR. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 19.1%, 26.5% and 22.8% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of June 30, 2022.
(8)During the three months ended June 30, 2022, the Company recognized interest expense of $18.2 million, which includes $1.9 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the six months ended June 30, 2022, the Company recognized interest expense of $32.5 million, which includes $4.1 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

	December 31, 2021
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2018-FL2
Collateral loan investment assets	17	LIBOR	$805,685	$795,815	3.39%	2.0
Financing provided	1	LIBOR	600,001	599,394	1.56%	15.9
TRTX 2019-FL3
Collateral loan investment assets	19	LIBOR	1,109,229	1,100,497	3.19%	2.2
Financing provided	1	Term SOFR(3)	918,487	915,451	1.48%	12.8
TRTX 2021-FL4
Collateral loan investment assets	24	LIBOR	1,249,796	1,242,291	3.19%	3.1
Financing provided	1	LIBOR	1,037,500	1,030,846	1.60%	16.2
Total
Collateral loan investment assets(4)	60	LIBOR	$3,164,710	$3,138,603	3.24%	2.7 years
Financing provided(5)	3	Term SOFR/LIBOR	$2,555,988	$2,545,691	1.55%	15.2 years
________________________________
(1)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(2)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(3)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(4)Collateral loan investment assets of FL2, FL3, and FL4 represent 16.4%, 22.5%, and 25.4% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2021.
(5)During the three months ended June 30, 2021, the Company recognized interest expense of $13.5 million, which includes $1.7 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the six months ended June 30, 2021, the Company recognized interest expense of $22.0 million, which includes $2.9 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, mortgage loans payable, and collateralized loan obligations.
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	June 30, 2022	December 31, 2021
Collateralized loan obligations(1)	$2,651,920	$2,555,988
Secured credit agreements	1,089,655	1,166,211
Secured revolving credit facility	52,065	—
Asset-specific financing arrangements	124,202	—
Total	$3,917,842	$3,722,199
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of June 30, 2022 and December 31, 2021, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR or Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values after the second anniversary date of the facility on October 30, 2022.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	June 30, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/22	08/19/24	1 Month BR	1.8%	3.5%	$500,000	$94,044	$405,956	$540,261	$539,727
Wells Fargo(2)	04/18/25	04/18/25	1 Month BR	1.6%	3.3%	500,000	118,001	381,999	515,891	511,618
Barclays(3)	08/13/25	08/13/26	1 Month BR	1.6%	3.3%	500,000	399,499	100,501	134,408	133,661
Morgan Stanley(4)	05/04/23	05/04/23	1 Month BR	2.3%	4.0%	500,000	446,975	53,025	75,661	75,599
JP Morgan	10/30/23	10/30/25	1 Month BR	1.7%	3.4%	400,000	275,372	124,628	178,701	178,326
Bank of America	09/29/22	09/29/22	1 Month BR	—%	—%	200,000	200,000	—	—	—
Institutional financing	10/30/23	10/30/25	1 Month BR	4.5%	6.3%	249,546	226,000	23,546	43,092	43,092
Totals						$2,849,546	$1,759,891	$1,089,655	$1,488,014	$1,482,023
________________________________
(1)Borrowings under secured credit agreements with a guarantee for 25% recourse from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks. Under the JP Morgan secured credit agreement, the Company is also subject to spread marks. Index rate is the underlying benchmark interest rate ("BR"), currently LIBOR or Term SOFR, for the Company's borrowings on each secured credit agreement.
(2)On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(3)On April 11, 2022 the secured credit agreement's initial maturity was extended to August 13, 2025 and the Company reduced the total commitment to $500.0 million from $750.0 million. The secured credit agreement includes a $250.0 million accordion feature subject to the lender's approval.
(4)On April 29, 2022 the secured credit agreement's initial maturity was extended to May 4, 2023.

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
________________________________
(1)Borrowings under secured credit agreements with a guarantee for 25% recourse from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks. Under the JP Morgan secured credit agreement, the Company is also subject to spread marks.
(2)On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(3)Effective February 1, 2022 for the sole loan pledged to the secured credit agreement, the Company amended its financing arrangement to reduce its borrowing by $9.4 million and extend its term on a non-mark-to-market basis through March 31, 2022, with an option to further extend its maturity through April 15, 2022 in exchange for a further reduction in borrowings of $9.4 million.
Secured Credit Agreement Terms
As of June 30, 2022 and December 31, 2021, the Company had six and seven secured credit agreements, respectively, to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of June 30, 2022 and December 31, 2021 consisted of 54 and 53 mortgage loans, or participation interests therein, respectively. Under five of the six secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the sixth secured credit agreement, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
Under each of the Company’s secured credit agreements, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on non-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations include credit-based factors (which are generally based on factors other than those related to the capital markets). In only one instance do the considerations include changes in observable credit spreads in the market for these assets.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	June 30, 2022
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$540,261	$542,450	$406,732	$135,718	9.4%	781
Wells Fargo	500,000	515,891	514,144	382,320	131,824	9.1%	1023
Barclays	500,000	134,408	133,922	100,648	33,274	2.3%	1505
Morgan Stanley Bank	500,000	75,661	75,736	53,404	22,332	1.5%	308
JP Morgan Chase Bank	649,546	221,793	222,590	149,001	73,589	5.1%	1218
Bank of America	200,000	—	—	—	—	—%	91
Total / weighted average	$2,849,546	$1,488,014	$1,488,842	$1,092,105	$396,737		969
_______________________
(1)Loan amounts include interest receivable of $6.8 million and are net of premium, discount and origination fees of $6.0 million.
(2)Loan amounts include interest payable of $2.5 million and do not reflect unamortized deferred financing fees of $2.2 million.
(3)Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	December 31, 2021
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$250,000	$158,177	$159,269	$96,389	$62,880	4.3%	962
Wells Fargo	750,000	779,791	776,196	570,839	205,357	14.0%	839
Barclays	750,000	41,294	41,019	23,330	17,689	1.2%	590
Morgan Stanley Bank	500,000	255,125	255,858	180,891	74,967	5.1%	489
JP Morgan Chase Bank	649,546	242,538	243,181	133,191	109,990	7.5%	1399
US Bank	44,730	59,060	59,435	34,035	25,400	1.7%	921
Bank of America	128,625	183,750	184,531	128,648	55,883	3.8%	272
Total / weighted average	$3,072,901	$1,719,735	$1,719,489	$1,167,323	$552,165		794
_______________________
(1)Loan amounts include interest receivable of $8.0 million and are net of premium, discount and origination fees of $8.8 million.
(2)Loan amounts include interest payable of $1.1 million and do not reflect unamortized deferred financing fees of $4.0 million.
(3)Loan amounts represent the net carrying value of the commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
As a result of contributing collateral into TRTX 2022-FL5 upon its issuance during the six months ended June 30, 2022, the Company accelerated $1.1 million of unamortized deferred transaction costs related to its secured credit agreements to interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2022-FL5.
On April 11, 2022, the Company repaid the $34.0 million outstanding under the US Bank secured credit agreement and simultaneously terminated the financing arrangement prior to its July 9, 2022 maturity date.

Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and six months ended June 30, 2022, the weighted average unused fee was 20 basis points and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the permanent financing asset classification. This facility is 100% recourse to Holdco. As of June 30, 2022, the Company pledged two loan investments with an aggregate collateral principal balance of $69.4 million and outstanding Term SOFR-based borrowings of $52.1 million.
Asset-Specific Financing Arrangements
On April 26, 2022, the Company closed an asset-specific financing arrangement with Axos Bank secured by one performing first mortgage loan secured by an office property. The arrangement provides non-mark-to-market financing, a term of up to 2 years, and is 15% recourse to Holdco.
On June 30, 2022, the Company closed a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	June 30, 2022
	Financing					Collateral
Asset-specific financing	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	$89,802	$89,802	$89,351	4.4%	1.8	$208,603	$204,519	0.2
BMO Facility	200,000	34,400	34,228	1.5%	4.7	43,000	42,588	4.7
Total / weighted average	$289,802	$124,202	$123,579	3.6%	2.6 years	$251,603	$247,107	1.4 years
_______________________
(1)Net of $0.6 million unamortized deferred financing costs.
(2)Collateral loan assets and the financing provided are indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.
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

Financial Covenant Compliance
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the lingering aftereffects of COVID-19, on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
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
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of June 30, 2022 and December 31, 2021.
(7) Schedule of Maturities
As of June 30, 2022 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)
2022	$465,421	$465,421	$—	$—	$—
2023	560,246	359,047	201,199	—	—
2024	870,937	375,179	405,956	—	89,802
2025	562,520	27,955	482,500	52,065	—
2026	517,287	517,287	—	—	—
Thereafter	941,431	907,031	—	—	34,400
Total	$3,917,842	$2,651,920	$1,089,655	$52,065	$124,202
(1)The scheduled maturities for the investment grade bonds issued by the Company's CRE CLOs are based upon the fully extended maturity of the underlying mortgage loan collateral, considering the reinvestment window of each CRE CLO.
(2)The scheduled maturities of the Company's secured credit agreement liabilities is based on the extended maturity date for the specific credit agreement where extension options are at its option, subject to standard default provisions, or the current maturity date of those credit agreements where extension options are subject to counterparty approval.
(3)The scheduled maturities of the Company's asset-specific financing arrangements are based on the extended maturity date for the specific arrangement, or in the case of the BMO Facility, the fully-extended maturity date of the underlying mortgage loan collateral.

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of June 30, 2022 and December 31, 2021, the Company had $239.9 million and $199.3 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, and secured credit agreements that are considered Level III fair value measurements that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	June 30, 2022
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,617,254	$—	$—	$4,644,660
Financial liabilities
Collateralized loan obligations	2,639,314	—	—	2,656,671
Secured credit agreements	1,087,419	—	—	1,092,568
Secured revolving credit facility	49,997	—	—	49,997
Asset-specific financing arrangements	123,579	—	—	127,263

	December 31, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,867,203	$—	$—	$4,899,666
Financial liabilities
Collateralized loan obligations	2,545,691	—	—	2,558,544
Secured credit agreements	1,162,206	—	—	1,169,710
As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s loans held for investment portfolio was $4.6 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of June 30, 2022 and December 31, 2021 was 3.44% and 3.39%, respectively. The weighted average years to maturity as of June 30, 2022 and December 31, 2021 was 2.7 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of June 30, 2022 and December 31, 2021, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value as current borrowing spreads and duration reflect market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and six months ended June 30, 2022.

(9) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2018 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2022 and December 31, 2021, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2022 and 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.
The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates beginning in March 2020 coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs have in the past generated EII, which is treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII in accordance with its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is 21%. This tax liability is included in the consolidated statements of income and comprehensive income and balance sheets of the Company.
For the three months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0.2 million, respectively, of federal, state, and local tax expense. For the six months ended June 30, 2022 and 2021, the Company recognized $0.2 million and $1.2 million, respectively, of federal, state, and local tax expense. As of June 30, 2022 and 2021, the Company’s effective tax rate was 0.3% and 1.8%, respectively.
As of June 30, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2021, the Company had no income tax assets and a $0.3 million income tax liability recorded for the operating activities of the Company’s TRSs.
During the year ended December 31, 2020, the Company sold all of its CRE debt securities investments and recorded losses from these sales of $203.4 million, which became available to offset qualifying capital gains of the Company in 2020 and, to the extent those capital losses exceeded the Company’s capital gains for 2020, such losses were carried forward to offset capital gains in future years. The Company recognized no capital gains during the year ended December 31, 2020 and recognized capital gains of $15.8 million during the year ended December 31, 2021, utilizing its capital loss carryforwards to offset an equal amount for income tax purposes. As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carryforward into future years indefinitely.
During the six months ended June 30, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of its REO Property in April 2022. The Company has $174.3 million of capital losses that it can carryforward into future years indefinitely as of June 30, 2022.
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
Management Fees and Incentive Management Fees Incurred and Paid
The following table details the management fees and incentive management fees incurred and paid pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Incurred
Management fees	$5,856	$5,344	$11,565	$10,437
Incentive management fee	5,183	—	5,183	—
Total management and incentive fees incurred	$11,039	$5,344	$16,748	$10,437

Paid
Management fees	$5,709	$5,094	$11,318	$10,452
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,709	$5,094	$11,318	$10,452

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 are $11.0 million and $5.6 million, respectively. During the three and six months ended June 30, 2022, the Manager earned $5.2 million and $5.2 million of incentive management fees. No incentive management fee was earned during the three and six months ended June 30, 2021.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and six months ended June 30, 2022 and 2021, the Company reimbursed to the Manager $0.3 million and $0.5 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
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
As of June 30, 2022 and December 31, 2021, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2022 and 2021, $0.2 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the six months ended June 30, 2022 and 2021, $0.4 million and $0.3 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the three and six months ended June 30, 2021 this adjustment totaled $24.0 million and $25.4 million, respectively.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three months ended June 30, 2022 and 2021, the Warrants are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the six months ended June 30, 2022 and 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock during the six months ended June 30, 2022 and 2021 was $11.32 and $11.90, respectively, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(5,434)	$32,391	$18,347	$64,347
Preferred stock dividends(1)	(3,148)	(6,799)	(6,296)	(12,923)
Participating securities' share in (loss) earnings	(226)	(148)	(423)	(294)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs(3)	—	(23,997)	—	(25,449)
Net (loss) income attributable to common stockholders	$(8,808)	$(21,038)	$11,628	$3,196
Weighted average common shares outstanding, basic	77,188,291	76,899,270	77,186,136	76,897,453
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	—	4,049,470	4,433,898
Weighted average common shares outstanding, diluted	77,188,291	76,899,270	81,235,606	81,331,351
(Loss) earnings per common share, basic(4)	$(0.11)	$(0.27)	$0.15	$0.04
(Loss) earnings per common share, diluted(4)	$(0.11)	$(0.27)	$0.14	$0.04
_______________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three and six months ended June 30, 2022 and 2021 and undeclared dividends for Series C Preferred Stock shares outstanding of $0.6 million for the three and six months ended June 30, 2021.
(2)Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such share of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. Refer to Note 12 to these consolidated financial statements for details.
(3)Series B Preferred Stock Accretion, including Allocated Warrant Fair Value and Transaction Costs includes amounts recorded as deemed dividends of amortized transaction costs and the write-off of unamortized transactions costs and the unaccreted portion of the allocated Warrant fair value related to the Company’s Series B Preferred Stock. For the three and six months ended June 30, 2021, the write-off of unamortized transaction costs and unaccreted allocated Warrant fair value was $22.5 million.
(4)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the six months ended June 30, 2022 and 2021.

(12) Stockholders' Equity
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
Holders of Series C Preferred Stock have no voting rights except as set forth in the Articles Supplementary for the Series C Preferred Stock.
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

Warrants to Purchase Common Stock
The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of June 30, 2022.
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
Equity Distribution Agreement
On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. As of June 30, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.
Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and six months ended June 30, 2022 and 2021, the Company sold no shares of common stock under this arrangement.
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
On June 13, 2022, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the second quarter of 2022. The common stock dividend was paid on July 25, 2022 to the holders of record of the Company’s common stock as of June 28, 2022.
On June 9, 2022, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2022. The Series C Preferred Stock dividend was paid on June 30, 2022 to the preferred stockholders of record as of June 20, 2022.
On June 14, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.5 million in the aggregate, for the second quarter of 2021. The common stock dividend was paid on July 23, 2021 to the holders of record of the Company’s common stock as of June 28, 2021.
On June 14, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, for the second quarter of 2021. The Series B Preferred Stock dividend was paid on June 16, 2021 to the Series B Preferred Stock holder of record as of June 15, 2021.
For the six months ended June 30, 2022 and 2021, common stock dividends in the amount of $37.4 million and $31.0 million, respectively, were declared and approved.

For the six months ended June 30, 2022, Series C Preferred Stock dividends in the amount of $6.3 million were declared and approved.
For the six months ended June 30, 2021, Series B Preferred Stock dividends in the amount of $12.3 million were declared and approved.
As of June 30, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.
(13) Stock-based Compensation
The Company does not have any employees. As of June 30, 2022, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance. Over the next four years the number of common shares associated with outstanding stock-based compensation awards that will vest include the following: 274,041 in 2023, 220,758 in 2024, 136,859 in 2025 and 30,048 in 2026. During the three and six months ended June 30, 2022, 278,821 common shares vested, of which the Company issued 215,029 shares of common stock. During the three and six months ended June 30, 2022, the Company granted 120,192 common shares and forfeited zero and 15,594 common shares, respectively, related to certain individuals employed by an affiliate of the Manager pursuant to the terms of the Incentive Plan.
During the three and six months ended June 30, 2022, the Company accrued 2,507 and 4,460 shares of common stock, respectively, for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2022 and June 28, 2022. Dividends payable to holders of such grants made on December 17, 2021 and thereafter will be paid in cash.
As of June 30, 2022, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $8.1 million. These compensation costs are expected to be recognized over a weighted average period of 1.4 years from June 30, 2022. For the three months ended June 30, 2022 and 2021, the Company recognized $1.3 million and $1.4 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2022 and 2021, the Company recognized $2.6 million and $2.8 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Impact of Global Macroeconomic Conditions
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, the war in Ukraine and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on the Company's business, the U.S. and global economies, the real estate industry and the Company's borrowers, and the performance of the properties securing the Company's loans. As of June 30, 2022, no contingencies have been recorded on the Company's consolidated balance sheet as a result of such trends and conditions; however, if market conditions worsen or extend, it may have long-term impacts on the Company's financial condition, results of operations, and cash flows.
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of June 30, 2022 and December 31, 2021 was $470.9 million and $487.8 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $9.2 million and $4.2 million as of June 30, 2022 and December 31, 2021 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of June 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

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
Property Type
A summary of the Company’s loans held for investment portfolio by property type based on total loan commitment and current unpaid principal balance (“UPB”) is as follows (dollars in thousands):

	June 30, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$1,928,630	$142,168	37.2%	$1,786,462	37.8%
Multifamily	1,865,326	133,194	36.0	1,732,132	36.8
Hotel	493,944	4,000	9.5	492,359	10.5
Life Science	404,600	146,367	7.8	258,233	5.5
Mixed-Use	285,340	15,230	5.5	270,110	5.7
Industrial	113,000	6,167	2.2	106,833	2.3
Other	50,600	21,600	1.0	29,000	0.6
Retail(1)	33,000	2,143	0.6	23,000	0.5
Condominium(2)	12,032	—	0.2	12,032	0.3
Total	$5,186,472	$470,869	100.0%	$4,710,161	100.0%

	December 31, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,265,187	$178,878	41.9%	$2,086,309	42.4%
Multifamily	1,595,643	121,211	29.5	1,474,731	30.0
Hotel	658,943	4,000	12.2	657,672	13.4
Life Science	494,600	163,860	9.1	330,740	6.7
Mixed-Use	347,408	17,681	6.4	329,728	6.7
Retail(1)	33,000	2,143	0.6	23,000	0.5
Condominium(2)	17,163	—	0.3	17,163	0.3
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)For the period ended June 30, 2022 and December 31, 2021, the Company's non-performing retail loan held for investment was in default of its loan agreement and as a result the $2.1 million of outstanding unfunded loan commitments could not be drawn upon by the borrower.
(2)Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project to the same borrower.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,942,462	$71,429	37.5%	$1,872,204	39.7%
West(1)	1,510,326	249,692	29.1	1,253,479	26.6
South	1,290,922	106,851	24.9	1,184,613	25.2
Midwest	372,762	36,730	7.2	336,032	7.1
Various	70,000	6,167	1.3	63,833	1.4
Total	$5,186,472	$470,869	100.0%	$4,710,161	100.0%

	December 31, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,925,457	$63,459	35.6%	$1,863,172	37.8%
West(1)	1,484,883	244,100	27.4	1,233,628	25.1
South	1,323,800	115,714	24.5	1,208,940	24.6
Midwest	677,804	64,500	12.5	613,603	12.5
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)For the period ended June 30, 2022 and December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.

Category
A summary of the Company’s loans held for investment portfolio by loan category based on total loan commitment and current UPB is as follows (dollars in thousands):

	June 30, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,735,717	$270,443	33.4%	$1,466,446	31.1%
Bridge(1)	1,684,247	49,873	32.5	1,627,760	34.6
Light Transitional	1,680,908	128,953	32.4	1,551,955	32.9
Construction	85,600	21,600	1.7	64,000	1.4
Total	$5,186,472	$470,869	100.0%	$4,710,161	100.0%

	December 31, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,950,739	$294,693	36.1%	$1,657,218	33.7%
Light Transitional	1,779,310	145,621	32.9	1,633,689	33.2
Bridge(1)	1,646,895	47,459	30.4	1,593,436	32.4
Construction	35,000	—	0.6	35,000	0.7
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)For the period ended June 30, 2022 and December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment cannot be drawn by the borrower.
(16) Subsequent Events
The following events occurred subsequent to June 30, 2022:
•From July 1, 2022 through August 2, 2022, the Company closed, or is in the process of closing, seven first mortgage loans with a total loan commitment amount of $557.1 million and initial fundings of $513.0 million.
•From July 1, 2022 through August 2, 2022, the Company received full loan repayments related to two of its first mortgage loans with an aggregate loan commitment and unpaid principal balance of $226.6 million and $226.2 million, respectively. The first mortgage loans were all secured by office properties.
•From July 1, 2022 through August 2, 2022, the Company had the following activity related to its loans held for investment:
•On July 9, 2022, the Company entered into an extension and modification agreement with respect to its one risk category “5” office loan to facilitate an orderly disposition of the underlying property by the borrower. The amortized cost of the loan was $55.7 million, and the carrying value of the loan was $44.6 million, net of an individually-assessed CECL reserve of $11.1 million, as of June 30, 2022. The loan is performing and all contractual amounts due to the Company have been received.
•On July 14, 2022, the property securing the Company's non-performing retail loan was sold by the borrower for $19.7 million, generating net proceeds of $18.6 million, that were directed by the borrower to retire the Company's loan. The Company will realize a $4.4 million loss during the three months ended September 30, 2022, which was fully reserved within the Company's CECL reserve as of June 30, 2022.

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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a rising interest rate environment, inflation, supply chain concerns and growing geopolitical tensions as well as the ongoing changes to the way commercial tenants use real estate. Rising interest rates, increased volatility in public debt and equity markets, and elevated geopolitical risk led us to moderate our loan origination volume during the first half of 2022. From January 1, 2022 through June 30, 2022 we originated 12 first mortgage transitional loans, with total commitments of $0.6 billion, an initial unpaid principal balance of $0.5 billion, and unfunded commitments at closing of $0.1 billion.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 23, 2022.
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

Second Quarter 2022 Activity
Operating Results:
•Recognized net (loss) income attributable to common stockholders of $(8.8) million, compared to $20.4 million for the three months ended March 31, 2022, a decrease of $29.2 million.
•Generated Distributable Earnings of $21.5 million, a decrease of $5.1 million compared to the three months ended March 31, 2022.
•Produced net interest income of $38.0 million, resulting from interest income of $66.0 million and interest expense of $28.0 million. All interest income and interest expense resulted from our loan portfolio.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $42.3 million, for a total allowance for credit losses of $93.4 million, or 180 basis points of total loan commitments of $5.2 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended June 30, 2022.
Investment Portfolio Activity:
•Originated seven first mortgage loans with total loan commitments of $380.3 million, an aggregate initial unpaid principal balance of $312.7 million, unfunded loan commitments of $67.6 million, a weighted average interest rate of Term SOFR plus 4.21%, and a weighted average interest rate floor of 0.28%.
•Funded $29.3 million in future funding obligations associated with existing loans.
•Received seven full loan repayments of $676.9 million, and partial principal payments including accrued PIK interest payments of $80.1 million across nine loans, for total loan repayments of $757.0 million.
Investment Portfolio Financing Activity:
•Closed an asset-specific financing arrangement with Axos Bank secured by one performing first mortgage loan secured by an office property. The arrangement provides financing on a non-mark-to-market basis and a term of up to 2 years.
•Closed a $200.0 million loan financing facility with BMO Harris Bank which provides asset-specific financing on a non-mark-to-market basis with matched term.
•Utilized the reinvestment feature in TRTX 2021-FL4 two times, recycling loan unpaid principal balances of $86.8 million.
Liquidity:
Available liquidity as of June 30, 2022 of $771.7 million was comprised of:
•Cash-on-hand of $356.0 million, of which $338.7 million was available for investment, net of $17.3 million held to satisfy liquidity covenants under our secured financing agreements.
•$365.0 million of cash in our CRE CLOs available for investment in eligible collateral, including $234.1 million held at the trustee for future reinvestment.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $50.7 million under secured credit agreements with five lenders.
We have financed our loan investments as of June 30, 2022 utilizing three CRE CLOs totaling $2.7 billion, two of which are open for reinvestment of eligible loan collateral at quarter end, $1.1 billion under secured credit agreements with total commitments of $2.8 billion provided by six lenders, $52.1 million on our $250.0 million secured revolving credit facility, $124.2 million under asset-specific financing arrangements and a $132.0 million non-consolidated senior interest. As of June 30, 2022, 67.7% of our borrowings were pursuant to our CRE CLO vehicles, 29.1% were pursuant to our secured credit agreements and secured revolving credit facility and 3.2% were pursuant to our asset-specific financing arrangements. Based on the foregoing, 73.7% of our total loan portfolio borrowings, are from non-mark-to-market financing sources as of the end of the second quarter of 2022.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-driven events. As of June 30, 2022, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.79% (1.72% for arrangements with mark-to-market provisions and 2.78% for two arrangements with no mark-to-market provisions, one of which will become subject to mark-to-market provisions after October 30, 2022), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.7 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended June 30, 2022, we recorded net (loss) attributable to common stockholders of $(0.11) per diluted common share, a decrease of $0.36 per diluted common share from the three months ended March 31, 2022, of which $0.49 per diluted common share relates to an increase of our allowance for credit losses in the second quarter of 2022 and was partially offset by $0.17 per diluted common share related to a gain on sale of 10 acres of REO Property recorded during the second quarter of 2022.
Distributable Earnings per diluted common share was $0.27 for three months ended June 30, 2022, a decrease of $0.06 per diluted common share from the three months ended March 31, 2022. The decrease in Distributable Earnings per diluted common share was primarily due to $0.06 per diluted common share of incentive management fee expense recognized during the second quarter of 2022.
For the three months ended June 30, 2022, we declared a cash dividend of $0.24 per common share which was paid on July 25, 2022.
Our book value per common share as of June 30, 2022 was $16.03, a decrease of $0.34 per common share from our book value per common share as of December 31, 2021 of $16.37, primarily due to an increase in our allowance for credit losses for the second quarter of 2022 of $42.3 million or $0.55 per common share.
Earnings Per Common Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted net (loss) income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2022	March 31, 2022
Net (loss) income	$(5,434)	$23,781
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in (loss) earnings	(226)	(197)
Net (loss) income attributable to common stockholders - see Note 11	$(8,808)	$20,436
Weighted average common shares outstanding, basic	77,188,291	77,183,957
Weighted average common shares outstanding, diluted	77,188,291	81,788,723
(Loss) earnings per common share, basic(2)	$(0.11)	$0.26
(Loss) earnings per common share, diluted(2)	$(0.11)	$0.25
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock and Series C Preferred Stock shares outstanding for the three months ended June 30, 2022 and March 31, 2022.
(2)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2022	March 31, 2022
Net (loss) income attributable to common stockholders - see Note 11	$(8,808)	$20,436
Utilization of taxable income capital loss carryforwards(1)	(13,291)	—
Non-cash stock compensation expense	1,328	1,266
Credit loss expense (benefit), net	42,290	4,884
Distributable earnings	$21,519	$26,586
Weighted average common shares outstanding, basic	77,188,291	77,183,957
Weighted average common shares outstanding, diluted	80,592,302	81,788,723
Distributable earnings per common share, basic	$0.28	$0.34
Distributable earnings per common share, diluted	$0.27	$0.33
__________________________________
(1)For the three months ended June 30, 2022, taxable income capital loss carryforwards were utilized to offset the $13.3 million taxable income gain realized from the partial sale of our REO Property.
Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	June 30, 2022	December 31, 2021
Total stockholders’ equity	$1,441,928	$1,464,706
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$1,240,553	$1,263,331
Number of common shares outstanding at period end	77,403,381	77,183,892
Book value per common share	$16.03	$16.37

Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of June 30, 2022, our loans held for investment portfolio consisted of 72 first mortgage loans (or interests therein) and one mezzanine loan totaling $5.2 billion of commitments with an unpaid principal balance of $4.7 billion. As of June 30, 2022, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 99.3% were first mortgage loans or, in three instances a first mortgage loan and contiguous mezzanine loan both owned by us, and 0.7% was a mezzanine loan. As of June 30, 2022, we had $470.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip with a carrying value of $60.6 million. The REO Property was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. On April 4, 2022, we sold the remaining 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. As of June 30, 2022, we no longer own any REO Property.
See Note 4 to our consolidated financial statements included in this Form 10-Q for additional information regarding the sale of the remaining portion of the REO Property.
Loan Portfolio
During the three months ended June 30, 2022, we originated seven mortgage loans with a total commitment of $380.3 million, an initial unpaid principal balance of $312.7 million, and an unfunded commitment at closing of $67.6 million. Loan fundings included $29.3 million of deferred future fundings related to previously originated loans. We received proceeds from seven loan repayments in-full of $676.9 million, and principal amortization and accrued PIK interest payments of $80.1 million across nine loans, for total loan repayments of $757.0 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	June 30, 2022	March 31, 2022
Loan originations — initial funding	$312,690	$224,600
Other loan fundings(1)	29,323	29,235
Loan repayments	(756,719)	(47,698)
Accrued PIK interest repayments	(300)	(313)
Total loan activity, net	$(415,006)	$205,824
_______________________________
(1)Additional fundings made under existing loan commitments.
For the three months ended June 30, 2022, we generated interest income of $66.0 million and incurred interest expense of $28.0 million, which resulted in net interest income of $38.0 million. All interest income and interest expense resulted from our loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of June 30, 2022 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	73	74
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments	$5,186,472	$5,318,472
Unpaid principal balance(2)	$4,710,161	$4,842,161
Unfunded loan commitments(3)	$470,869	$470,869
Amortized cost	$4,701,410	$4,701,410
Weighted average credit spread	3.4%	3.5%
Weighted average all-in yield(4)	5.6%	5.6%
Weighted average term to extended maturity (in years)(5)	2.7	2.8
Weighted average LTV(6)	67.6%	66.9%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. As of June 30, 2022, we had outstanding one non-consolidated senior interest of $132.0 million.
(2)Unpaid principal balance includes PIK interest of $2.4 million as of June 30, 2022.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of June 30, 2022, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of June 30, 2022, based on the total loan commitments of our loan portfolio, 11.8% (or $0.6 billion) of our loans were subject to Term SOFR and 88.2% (or $4.6 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of June 30, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2022, based on the unpaid principal balance of our total loan exposure, 43.3% of our loans were subject to yield maintenance or other prepayment restrictions and 56.7% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2022, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of June 30, 2022 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less floor	$2,522,344	$2,202,337	0.16%
0.51% to 1.00% floor	484,654	451,327	0.87
1.01% to 1.50% floor	938,547	918,846	1.42
1.51% to 2.00% floor	1,166,684	1,062,236	1.91
2.01% or more floor	74,243	75,415	2.05
Total	$5,186,472	$4,710,161	0.90%
_________________________________
(1)Excludes capitalized interest resulting from previously modified loans of $2.4 million and includes a $7.8 million commitment related to a non-performing retail loan held for investment. The commitment on the non-performing retail loan cannot be drawn by the borrower.
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
During the three months ended December 31, 2021, we sold a 17 acre parcel of REO Property. As of December 31, 2021, we held the remaining 10 acre parcel of the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, we sold the remaining 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. As of June 30, 2022, we no longer own any REO Property.
See Notes 4 and 6 to our Consolidated Financial Statements included in this Form 10-Q for additional information regarding the sale of the remaining portion of the REO Property and the predecessor mortgage loan, respectively.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	June 30, 2022		December 31, 2021
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	4	349,628	5	527,051
3	55	3,304,956	57	3,726,753
4	12	968,094	6	632,398
5	2	78,732	1	23,000
Totals	73	$4,701,410	69	$4,909,202

The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	June 30, 2022			December 31, 2021
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Office	20	$1,785,496	3.3	22	$2,084,496	2.9
Multifamily	30	1,726,577	3.0	24	1,468,505	3.0
Hotel	8	492,357	3.1	9	657,565	3.6
Mixed-Use	3	269,876	3.4	4	329,434	2.9
Life Science	4	257,104	3.0	5	329,039	2.7
Industrial	2	106,450	3.0	—	—	—
Other	1	28,518	3.0	—	—	—
Retail	1	23,000	5.0	1	23,000	5.0
Condominium(1)	4	12,032	3.0	4	17,163	3.0
Totals	73	$4,701,410	3.2	69	$4,909,202	3.0
______________________________________________
(1)Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project and to the same borrower.
The weighted average risk rating of our loan portfolio increased to 3.2 as of June 30, 2022 compared to 3.0 as of December 31, 2021.
During the three months ended June 30, 2022, we downgraded one office loan and upgraded one hotel loan as part of our quarterly loan risk rating process. We downgraded one office loan from risk category "4" to "5" because of a near-term maturity with the borrower and a significant risk of principal loss because a short sale of the underlying collateral is likely during the second half of 2022.
During the three months ended June 30, 2022, we upgraded one hotel loan from risk category "3" to "2" due to continued improvement in property-level operating performance and strong debt service coverage that exceeds original underwriting. Additionally, during the three months ended June 30, 2022, we received full loan repayments with respect to seven loans with a total unpaid principal balance of $676.9 million and a weighted average risk rating of 2.8 as of March 31, 2022. The seven loans were included within our multifamily, office, hotel, mixed-use and life science property categories.
During the three months ended March 31, 2022, we downgraded nine loans and upgraded one loan as part of our quarterly loan risk rating process. Of the nine downgraded loans, eight loans related to office properties and one loan related to a mixed-use property. We downgraded seven office loans from risk category "3" to "4" and one office loan from risk category "2" to "3" because of ongoing concerns about shifting office market fundamentals, the impact on property-level operating performance of slower-than-expected return-to-office trends, and increased market volatility. Additionally, we downgraded one mixed-use loan from risk category "3" to "4" because of plateauing property-level operating performance, local market economic conditions, and concerns regarding the borrower’s ability to repay the loan upon or prior to its maturity later this year.
During the three months ended March 31, 2022, we upgraded one hotel loan from risk category "3" to "2" due to continued improvement in property-level operating performance and strong debt service coverage that exceeds original underwriting. During the three months ended March 31, 2022, we received repayment in full of one office loan with a total unpaid principal balance of $40.3 million and a risk rating of 3 as of December 31, 2021.
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. None of our loan modifications resulted in a significant modification.
We continue to work with our borrowers to address required changes as they arise, while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses. All modified loans are performing as of June 30, 2022.

Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of its loans, loan quality, risk rating, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and six months ended June 30, 2022, we recorded an increase of $42.3 million and $47.2 million, respectively, in our allowance for credit losses for an aggregate CECL reserve of $93.4 million. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the increasing probability of an economic recession, tightening liquidity in the capital markets and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals, supply chain constraints and delays, and inflationary pressures that may cause operating margins to narrow.
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
As of June 30, 2022, non-mark-to-market financing sources accounted for 73.7% of our total loan portfolio borrowings. The remaining 26.3% of our loan portfolio borrowings, comprised primarily of our six secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks.
The following table summarizes our investment portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			June 30, 2022			December 31, 2021
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$405,956	$405,956	$—	$96,320	$96,320
Wells Fargo	Credit	25.0%	—	381,999	381,999	—	570,216	570,216
Barclays	Credit	25.0%	—	100,501	100,501	—	23,314	23,314
Morgan Stanley	Credit	25.0%	—	53,025	53,025	—	180,731	180,731
JP Morgan	Credit and Spread	25.0%	—	124,628	124,628	—	109,477	109,477
US Bank(1)	Credit	25.0%	—	—	—	—	33,982	33,982
Bank of America	Credit	25.0%	—	—	—	—	128,625	128,625
Institutional financing(2)	Credit	25.0%	23,546	—	23,546	23,546	—	23,546
			23,546	1,066,109	1,089,655	23,546	1,142,665	1,166,211
Secured revolving credit facility
Syndicate lenders	None	100.0%	52,065	—	52,065	—	—	—

Asset-specific financing
Axos Bank	None	15.0%	89,802	—	89,802	—	—	—
BMO Facility	None	25.0%	34,400	—	34,400	—	—	—
			124,202	—	124,202	—	—	—
Collateralized loan obligations
TRTX 2018-FL2	None	n.a	—	—	—	600,001	—	600,001
TRTX 2019-FL3	None	n.a	707,389	—	707,389	918,487	—	918,487
TRTX 2021-FL4	None	n.a	1,037,500	—	1,037,500	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	—	—	—
			2,651,920	—	2,651,920	2,555,988	—	2,555,988

Non-consolidated senior interests	None	n.a	132,000	—	132,000	132,000	—	132,000
Total indebtedness			$2,983,733	$1,066,109	$4,049,842	$2,711,534	$1,142,665	$3,854,199
Percentage of total indebtedness			73.7%	26.3%	100.0%	70.4%	29.6%	100.0%
_______________________________
(1)On April 11, 2022, we repaid $34.0 million outstanding and simultaneously terminated the financing arrangement.
(2)The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Agreements
As of June 30, 2022, aggregate borrowings outstanding under our secured credit agreements totaled $1.1 billion, relating to our loan investment portfolio. As of June 30, 2022, the overall weighted average interest rate was the benchmark interest rate plus 1.78% per annum, the weighted average credit spread for borrowings with mark-to-market provisions was 1.72%, the weighted average credit spread for borrowings with no current mark-to-market provisions was 4.50%, and the overall weighted average advance rate was 77.0%. As of June 30, 2022, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.7 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of June 30, 2022 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(3)	Available capacity(2)	Credit Spread(8)	Extended maturity(4)
Goldman Sachs	$500,000	$540,261	77.9%	$419,678	$405,956	$13,722	$80,322	1.81%	08/19/24
Wells Fargo(5)	500,000	515,891	79.3	408,851	381,999	26,852	91,149	1.60	04/18/25
Barclays(6)	500,000	134,408	76.6	100,813	100,501	312	399,187	1.58	08/13/26
Morgan Stanley(7)	500,000	75,661	73.1	55,279	53,025	2,254	444,721	2.32	05/04/23
JP Morgan	400,000	178,701	72.1	132,202	124,628	7,574	267,798	1.66	10/30/25
Bank of America	200,000	—	—	—	—	—	200,000	—	09/29/22
Institutional financing	249,546	43,092	60.0	23,546	23,546	—	226,000	4.50	10/30/25
Totals / weighted average	$2,849,546	$1,488,014	77.0%	$1,140,369	$1,089,655	$50,714	$1,709,177	1.78%
________________________________
(1)Commitment amount represents the maximum amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
(3)Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.
(4)Our ability to extend our secured credit agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.
(5)On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(6)On April 11, 2022 the secured credit agreement's initial maturity was extended to August 13, 2025 and the Company reduced the total commitment to $500.0 million from $750.0 million. The secured credit agreement includes a $250.0 million accordion feature subject to the lender's approval.
(7)On April 29, 2022 the secured credit agreement's initial maturity was extended to May 4, 2023.
(8)Each secured credit agreement interest rate is subject to LIBOR or Term SOFR as its benchmark interest rate, depending upon the LIBOR transition provisions of the specific secured credit agreement and underlying transaction confirmations. The credit spread for each arrangement is added to the applicable benchmark interest rate to calculate the interest rate charged for each borrowing.
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
As of June 30, 2022, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 23.0% compared to 23.9% as of December 31, 2021.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and six months ended June 30, 2022, the weighted average unused fee was 20 basis points and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of June 30, 2022, we pledged two loan investments with an aggregate collateral principal balance of $69.4 million and outstanding Term SOFR-based borrowings of $52.1 million.
Asset-Specific Financing Arrangements
We closed two separate asset-specific financing arrangements with third party lenders during the second quarter of 2022, which increased our non-mark-to-market portfolio financing arrangements. On April 26, 2022, we closed an asset-specific financing arrangement with Axos Bank secured by one performing first mortgage loan secured by an office property. The arrangement provides non-mark-to-market financing, a term of up to 2 years, and is 15% recourse to Holdco. On June 30, 2022, we closed a $200.0 million loan financing facility, the BMO Facility. The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	June 30, 2022
	Financing					Collateral
Asset-specific financing	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	$89,802	$89,802	$89,351	4.4%	1.8	$208,603	$204,519	0.2
BMO Facility	200,000	34,400	34,228	1.5%	4.7	43,000	42,588	4.7
Total / weighted average	$289,802	$124,202	$123,579	3.6%	2.6 years	$251,603	$247,107	1.4 years
_______________________
(1)Net of $0.6 million unamortized deferred financing costs.
(2)Collateral loan assets and the financing provided are indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of June 30, 2022, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.7 billion, financing $3.2 billion, or 68.4%, of our loans held for investment portfolio and holding $130.9 million of cash for investment in eligible loan collateral. As of June 30, 2022, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 67.7% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR, LIBOR, or Compounded SOFR plus 1.74%, have a weighted average advance rate of 82.4%, and include a reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	June 30, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investment assets	15	LIBOR	$898,090	$861,596	3.15%	1.7
Financing provided	1	Term SOFR(4)	707,389	705,884	1.57%	12.3
TRTX 2021-FL4
Collateral loan investment assets	21	LIBOR(5)	1,250,000	1,021,079	3.06%	2.9
Financing provided	1	LIBOR	1,037,500	1,032,109	1.60%	15.7
TRTX 2022-FL5
Collateral loan investment assets	17	LIBOR(6)	1,075,000	923,842	3.28%	3.3
Financing provided	1	Compounded SOFR	907,031	901,321	2.02%	16.6
Total
Collateral loan investment assets(7)	53	LIBOR	$3,223,090	$2,806,517	3.16%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,651,920	$2,639,314	1.74%	15.1 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $1.6 million held within the Sub-REIT structure.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. We have the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(5)As of June 30, 2022, the TRTX 2022-FL4 mortgage assets are indexed to LIBOR, with the exception of one $27.7 million participation interest which is indexed to Term SOFR.
(6)As of June 30, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of one $16.8 million participation interest which is indexed to Term SOFR. We have the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 19.1%, 26.5% and 22.8% of the aggregate unpaid principal balance of our loans held for investment portfolio as of June 30, 2022.
(8)During the three months ended June 30, 2022, we recognized interest expense of $18.2 million, which includes $1.9 million of deferred financing cost amortization. During the six months ended June 30, 2022, we recognized interest expense of $32.5 million, which includes $4.1 million of deferred financing cost amortization.
During the three and six months ended June 30, 2022, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 two times, recycling repayment of loan principal of $86.8 million. We did not use our eligible reinvestment feature related to TRTX 2022-FL5 and the reinvestment period for TRTX 2019-FL3 ended on October 11, 2021.
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
The following table presents our non-consolidated senior interest and retained mezzanine loan outstanding as of June 30, 2022 (dollars in thousands):

Non-consolidated senior interests	Count	Guarantee	Loan commitment	Principal balance	Amortized cost	Wtd. avg. credit spread(1)	Wtd. avg. term to extended maturity
Senior loan sold or co-originated	1	None	$132,000	$132,000	n.a.	L+ 4.3%	6/28/2025
Retained mezzanine loan	1	None	35,000	35,000	35,000	L+ 11.3%	6/28/2025
Total loan	2		$167,000	$167,000		L+ 5.8%	6/28/2025
____________________________
(1)Loan commitment used as a basis for computation of weighted average credit spread.
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
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of June 30, 2022 and December 31, 2021.
If we fail to satisfy any of the covenants in our financing arrangements and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021, LIBOR, and thereafter Term or Compounded SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the beneficial impact of interest rate floors in our mortgage loan investment portfolio. As of June 30, 2022, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 3.8% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that vary based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio as of June 30, 2022 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,710,161
Floating rate mortgage loan liabilities(1)(2)	(3,917,842)
Total floating rate mortgage loan exposure, net	$792,319
__________________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of June 30, 2022, $0.6 billion of $4.7 billion of our floating rate mortgage loan assets and $2.5 billion of $3.9 billion of our outstanding floating rate mortgage loan liabilities were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)Floating rate liabilities include secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements and collateralized loan obligations.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended,
	June 30, 2022			March 31, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,893,521	$64,571	5.3%	$4,995,594	$59,881	4.8%
Retained mezzanine loans	35,000	1,450	16.6%	34,980	1,136	13.0%
Core interest-earning assets	$4,928,521	$66,021	5.4%	$5,030,574	$61,017	4.9%

Interest-bearing liabilities:
Collateralized loan obligations	2,732,973	18,153	2.7%	$2,735,377	$14,299	2.1%
Secured credit agreements	1,107,521	8,299	3.0%	1,153,607	8,043	2.8%
Secured revolving credit facility	44,594	678	6.0%	10,750	159	5.9%
Asset-specific financing arrangements	90,323	878	5.4%	—	—	—
Total interest-bearing liabilities	$3,975,411	$28,008	2.9%	$3,899,734	$22,501	2.3%
Net interest income(3)		$38,013			$38,516

Other Interest-earning assets:
Cash equivalents	$365,822	$219	0.2%	$46,046	$3	0.0%
Accounts receivable from servicer/trustee	207,252	33	0.1%	54,061	—	0.0%
Total interest-earning assets	$5,501,595	$66,273	4.8%	$5,130,681	$61,020	4.8%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2022. Calculated balances as the month-end averages.
(2)Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income and comprehensive income.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,944,557	$124,452	5.0%	$4,619,670	$117,861	5.1%
Retained mezzanine loans	34,990	2,586	14.8%	33,548	2,203	13.1%
Core interest-earning assets	$4,979,547	$127,038	5.1%	$4,653,218	$120,064	5.2%

Interest-bearing liabilities:
Collateralized loan obligations	2,734,175	32,452	2.4%	$2,518,206	$21,849	1.7%
Secured credit agreements	1,130,564	16,342	2.9%	1,093,077	19,016	3.5%
Secured revolving credit facility	41,690	837	6.2%	—	—	—
Asset-specific financing arrangements	90,323	878	5.4%	—	—	—
Mortgage loan payable	—	—	—	50,000	1,442	5.8%
Total interest-bearing liabilities	$3,996,752	$50,509	2.6%	$3,661,283	$42,307	2.3%
Net interest income(3)		$76,529			$77,757

Other Interest-earning assets:
Cash equivalents	$337,740	$223	0.1%	$255,323	$13	0.0%
Accounts receivable from servicer/trustee	103,994	33	0.1%	127,264	1	0.0%
Total interest-earning assets	$5,421,281	$127,294	4.7%	$5,035,805	$120,078	4.8%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2022. Calculated balances as the month-end averages.
(2)Weighted average yield or financing cost calculated based on annualized interest income or expense divided by calculated month-end average outstanding balance.
(3)Represents interest income on core interest-earning assets less interest expense on total interest-bearing liabilities. Interest income on Other Interest-earning assets is included in Other Income, net on the consolidated statements of income and comprehensive income.

Our Results of Operations
Operating Results
Comparison of the Three Months Ended June 30, 2022 and March 31, 2022
Item 303 of Regulation S-K allows registrants to compare the results of operations of the most recently completed quarter to the results of operations of either the immediately preceding quarter or the corresponding quarter of the preceding fiscal year. Beginning with this Form 10-Q, we have elected to present sequential quarterly analysis. Given the dynamic nature of our business and sensitivity to the real estate and capital markets, we believe that providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business. Additionally, in the first filing after the adoption of these rule changes, we are required to present results in both the historic presentation and the new revised presentation formats. Accordingly, we have compared our results of operations for the three months ended June 30, 2022 to our results of operations for the three months ended March 31, 2022 and June 30, 2021.
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	June 30, 2022	March 31, 2022	Variance
Interest income and interest expense
Interest income	$66,021	$61,017	$5,004
Interest expense	(28,008)	(22,501)	(5,507)
Net interest income	38,013	38,516	(503)
Other revenue
Other income, net	629	18	611
Total other revenue	629	18	611
Other expenses
Professional fees	1,150	1,146	4
General and administrative	949	1,169	(220)
Stock compensation expense	1,328	1,266	62
Servicing and asset management fees	493	494	(1)
Management fee	5,856	5,709	147
Incentive management fee	5,183	—	5,183
Total other expenses	14,959	9,784	5,175
Gain on sale of real estate owned, net	13,291	—	13,291
Credit loss (expense) benefit, net	(42,290)	(4,884)	(37,406)
(Loss) income before income taxes	(5,316)	23,866	(29,182)
Income tax expense, net	(118)	(85)	(33)
Net (loss) income	$(5,434)	$23,781	$(29,215)
Preferred stock dividends and participating securities' share in earnings	(3,374)	(3,345)	(29)
Net (loss) income attributable to common stockholders - see Note 11	$(8,808)	$20,436	$(29,244)
Other comprehensive income (loss)
Net (loss) income	$(5,434)	$23,781	$(29,215)
Comprehensive net (loss) income	$(5,434)	$23,781	$(29,215)
(Loss) earnings per common share, basic(1)	$(0.11)	$0.26	$(0.37)
(Loss) earnings per common share, diluted(1)	$(0.11)	$0.25	$(0.36)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.

Net Interest Income
Net interest income decreased by $0.5 million to $38.0 million during the three months ended June 30, 2022 compared to $38.5 million for the three months ended March 31, 2022. The decrease was primarily due to an increase in the weighted average index rate, which increased our interest expense and at times during the period exceeded our weighted average interest rate floors on our loan portfolio, partially eliminating the impact of such floors during the three months ended June 30, 2022. Additionally, our weighted average interest rate floors decreased from 1.05% as of March 31, 2022 to 0.90% as of June 30, 2022.
Other Revenue
Other revenue increased $0.6 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 primarily due to $0.4 million recognized in association with our REO property prior to its sale during the current quarter.
Other Expenses
Other expenses increased $5.2 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, primarily due to incentive management fee expense of $5.2 million, resulting from an increase in Core Earnings (as defined in the Management Agreement) primarily attributable to the $13.3 million gain on sale of real estate owned, net.
Gain on Sale of Real Estate Owned, net
During the three months ended June 30, 2022, we sold the remaining 10 acre parcel of the REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not sell any real estate owned during the three months ended March 31, 2022.
Allowance for Credit Losses
Allowance for Credit losses increased by $37.4 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022. The increase to our allowance for credit losses was due to weakening credit indicators, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan originations offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense increased $33.0 thousand for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 primarily due to franchise tax filing fees and payments made during the three months ended June 30, 2022.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended June 30, 2022 and March 31, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended June 30, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million. During the three months ended March 31, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million.

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	June 30, 2022	June 30, 2021	Variance
Interest income and interest expense
Interest income	$66,021	$61,915	$4,106
Interest expense	(28,008)	(22,017)	(5,991)
Net interest income	38,013	39,898	(1,885)
Other revenue
Other income, net	629	157	472
Total other revenue	629	157	472
Other expenses
Professional fees	1,150	1,137	13
General and administrative	949	1,081	(132)
Stock compensation expense	1,328	1,393	(65)
Servicing and asset management fees	493	328	165
Management fee	5,856	5,344	512
Incentive management fee	5,183	—	5,183
Total other expenses	14,959	9,283	5,676
Gain on sale of real estate owned, net	13,291	—	13,291
Credit loss (expense) benefit, net	(42,290)	1,852	(44,142)
(Loss) Income before income taxes	(5,316)	32,624	(37,940)
Income tax expense, net	(118)	(233)	115
Net (loss) income	$(5,434)	$32,391	$(37,825)
Preferred stock dividends and participating securities' share in earnings	(3,374)	(6,947)	3,573
Series B Preferred Stock redemption make-whole payment	—	(22,485)	22,485
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(23,997)	23,997
Net (loss) income attributable to common stockholders - see Note 11	$(8,808)	$(21,038)	$12,230
Other comprehensive income (loss)
Net (loss) income	$(5,434)	$32,391	$(37,825)
Comprehensive net (loss) income	$(5,434)	$32,391	$(37,825)
(Loss) earnings per common share, basic(1)	$(0.11)	$(0.27)	$0.16
(Loss) earnings per common share, diluted(1)	$(0.11)	$(0.27)	$0.16
Dividends declared per common share	$0.24	$0.20	$0.04
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $1.9 million to $38.0 million during the three months ended June 30, 2022 compared to $39.9 million for the three months ended June 30, 2021. The decrease was primarily due to an increase in the weighted average index rate, which increased our interest expense and at times during the period exceeded our weighted average interest rate floors on our loan portfolio, partially eliminating the impact of such floors during the three months ended June 30, 2022. Our weighted average interest rate floors decreased from 1.44% as of June 30, 2021 to 0.90% as of June 30, 2022.
Other Revenue
Other revenue increased $0.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to $0.4 million recognized in association with our REO property prior to its sale during the second quarter of 2022.

Other Expenses
Other expenses increased $5.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to incentive management fees of $5.2 million, resulting from an increase in Core Earnings primarily attributable to the $13.3 million gain on sale of real estate owned, net. Additionally, management fee expense increased $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021.
Gain on Sale of Real Estate Owned, net
During the three months ended June 30, 2022, we sold the remaining 10 acre parcel of the REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not sell any real estate owned during the three months ended June 30, 2021.
Allowance for Credit Losses
Allowance for Credit losses increased by $44.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $42.3 million increase to our allowance for credit losses during the three months ended June 30, 2022 compared to a $1.9 million benefit recognized during the comparable period. The increase to the Company's allowance for credit losses was due to weakening credit indicators, weakening conditions in the capital markets and a decline in investment sales, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, and new loan originations offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense decreased $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a reduction of excess inclusion income (“EII”) generated by certain of our CRE CLOs. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 9 to our Consolidated Financial Statements included in this Form 10-Q for details.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended June 30, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock. During the three months ended June 30, 2021, we declared and paid a cash dividend of $6.2 million related to our Series B Preferred Stock.
Series B Preferred Stock Redemption Make-Whole Payment
During the three months ended June 30, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (any not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details.
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs
During the three months ended June 30, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details.
Dividends Declared Per Common Share
During the three months ended June 30, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million. During the three months ended June 30, 2021, we declared cash dividends of $0.20 per common share, or $15.5 million.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Six Months Ended
	June 30, 2022	June 30, 2021	Variance
Interest income and interest expense
Interest income	$127,038	$120,064	$6,974
Interest expense	(50,509)	(42,307)	(8,202)
Net interest income	76,529	77,757	(1,228)
Other revenue
Other income, net	647	253	394
Total other revenue	647	253	394
Other expenses
Professional fees	2,296	2,336	(40)
General and administrative	2,118	2,112	6
Stock compensation expense	2,594	2,849	(255)
Servicing and asset management fees	987	655	332
Management fee	11,565	10,437	1,128
Incentive management fee	5,183	—	5,183
Total other expenses	24,743	18,389	6,354
Gain on sale of real estate owned, net	13,291	—	13,291
Credit loss (expense) benefit, net	(47,174)	5,890	(53,064)
Income before income taxes	18,550	65,511	(46,961)
Income tax expense, net	(203)	(1,164)	961
Net income	$18,347	$64,347	$(46,000)
Preferred stock dividends and participating securities' share in earnings	(6,719)	(13,217)	6,498
Series B Preferred Stock redemption make-whole payment	—	(22,485)	22,485
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(25,449)	25,449
Net income attributable to common stockholders - see Note 11	$11,628	$3,196	$8,432
Other comprehensive income
Net income	$18,347	$64,347	$(46,000)
Comprehensive net income	$18,347	$64,347	$(46,000)
Earnings per common share, basic(1)	$0.15	$0.04	$0.11
Earnings per common share, diluted(1)	$0.14	$0.04	$0.10
Dividends declared per common share	$0.48	$0.40	$0.08
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $1.2 million to $76.5 million during the six months ended June 30, 2022 compared to $77.8 million for the six months ended June 30, 2021. The decrease was primarily due to an increase in the weighted average index rate, which increased our interest expense and at times during the period exceeded our weighted average interest rate floors on our loan portfolio, partially eliminating the impact of such floors during the six months ended June 30, 2022. Our weighted average interest rate floors decreased from 1.44% as of June 30, 2021 to 0.90% as of June 30, 2022.
Other Revenue
Other revenue increased $0.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to $0.4 million recognized in association with our REO property prior to its sale during the second quarter of 2022.

Other Expenses
Other expenses increased $6.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to incentive management fees of $5.2 million, resulting from an increase in Core Earnings primarily attributable to the $13.3 million gain on sale of real estate owned, net. Additionally, management fee expense increased $1.1 million for the six months ended June 30, 2022 compared to the same period in 2021.
Gain on Sale of Real Estate Owned, net
During the six months ended June 30, 2022, we sold the remaining 10 acre parcel of the REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not sell any real estate owned during the six months ended June 30, 2021.
Allowance for Credit Losses
Allowance for Credit losses increased by $53.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $47.2 million increase to our allowance for credit losses during the six months ended June 30, 2022 compared to a $7.5 million benefit recognized during the comparable period. The increase to the Company's allowance for credit losses was due to weakening credit indicators, weakening conditions in the capital markets and a decline in investment sales, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, and new loan originations offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense decreased $1.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a reduction of excess inclusion income (“EII”) generated by certain of our CRE CLOs. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 9 to our Consolidated Financial Statements included in this Form 10-Q for details.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the six months ended June 30, 2022, we declared and paid a cash dividend of $6.3 million related to our Series C Preferred Stock. During the six months ended June 30, 2021, we declared and paid a cash dividend of $12.3 million related to our Series B Preferred Stock.
Series B Preferred Stock Redemption Make-Whole Payment
During the six months ended June 30, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (any not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details.
Series B Preferred Stock Accretion, Including Allocated Warrant Fair Value and Transaction Costs
During the six months ended June 30, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs. See Note 12 to our Consolidated Financial Statements included in this Form 10-Q for additional details.
Dividends Declared Per Common Share
During the six months ended June 30, 2022, we declared cash dividends of $0.48 per common share, or $37.4 million. During the six months ended June 30, 2021, we declared cash dividends of $0.40 per common share, or $31.0 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of June 30, 2022, we had outstanding 77.4 million shares of our common stock representing $1.2 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.9 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	June 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.47x	2.36x
Total leverage ratio(2)	2.56x	2.45x
__________________________________
(1)Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, secured credit agreements, asset-specific financing arrangements, a secured revolving credit facility, and mortgage loans payable (if any), less cash, to (ii) total stockholders’ equity, at period end.
(2)Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, secured credit agreements, asset-specific financing arrangements, a secured revolving credit facility, and mortgage loans payable (if any), plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements, available borrowings under our asset-specific financing arrangements, capacity in our collateralized loan obligations available for reinvestment, and a secured revolving credit facility.
Our current sources of immediate liquidity are set forth in the following table (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$355,994	$260,635
Secured credit agreements	50,714	60,319
Collateralized loan obligation proceeds held at trustee(1)	365,002	204
Total	$771,710	$321,158
__________________________________
(1)Includes $234.1 million held at the trustee for future reinvestment.
Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the six months ended June 30, 2022, loan repayments (including $0.6 million of accrued PIK interest) totaled $805.0 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $74.3 million that are eligible to pledge under our existing financing arrangements.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.9 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, $470.9 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$65,073	$61,060
Cash flows (used in) investing activities	(105,580)	(363,587)
Cash flows provided by financing activities	136,251	223,429
Net change in cash, cash equivalents, and restricted cash	$95,744	$(79,098)
Operating Activities
During the six months ended June 30, 2022 and 2021, cash flows provided by operating activities totaled $65.1 million and $61.1 million, respectively, primarily related to net interest income, offset by operating expenses.
Investing Activities
During the six months ended June 30, 2022, cash flows used in investing activities totaled $105.6 million primarily due to new loan originations of $535.1 million, advances on loans of $58.6 million, offset by loan repayments of $414.1 million and proceeds from the sale of real estate owned of $73.9 million. During the six months ended June 30, 2021 cash flows used in investing activities totaled $363.6 million primarily due to new loan originations of $631.4 million and advances on loans of $73.1 million, offset by loan repayments of $282.6 million and proceeds from sales of loans of $58.4 million.
Financing Activities
During the six months ended June 30, 2022, cash flows provided by financing activities totaled $136.3 million primarily due to the issuance of TRTX 2022-FL5 which generated gross proceeds of $907.0 million, borrowings on our secured financing agreements of $847.5 million, borrowings on our asset-specific financing arrangements of $124.2 million, offset by payments on CRE CLOs of $811.1 million (of which $600.8 million related to the redemption of TRTX 2018-FL2), payments on secured financing agreements of $872.0 million, and payment of dividends on our common stock and Series C Preferred Stock of $49.1 million. During the six months ended June 30, 2021, cash flows provided by financing activities totaled $223.4 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion net of the FL4 Ramp-Up Account of $308.9 million, issuance of Series C Preferred Stock of $201.3 million offset by net payments on secured financing agreements of $659.6 million, payments related to the redemption of Series B Preferred Stock of $247.5 million, payment of dividends on our common stock and Series B Preferred Stock of $57.3 million and payments of deferred financing costs of $8.1 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2022 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$470,869	$149,470	$289,930	$31,469	$—
Collateralized loan obligations—principal(2)	2,651,920	739,945	487,657	517,287	907,031
Secured credit agreements—principal(3)	1,089,655	53,025	936,129	100,501	—
Secured revolving credit facility—principal(3)	52,065	—	52,065	—	—
Asset-specific financing arrangements—principal(4)	124,202	—	89,802	34,400	—
Collateralized loan obligations—interest(5)	299,171	9,392	31,211	66,687	191,881
Secured credit agreements—interest(5)	87,166	1,816	74,896	10,454	—
Secured revolving credit facility—interest(3)	5,160	—	5,160	—	—
Asset-specific financing arrangements—interest(5)	15,269	—	10,054	5,215	—
Total	$4,795,477	$953,648	$1,976,904	$766,013	$1,098,912
________________________________________
(1)The allocation of our unfunded loan commitments for our loans held for investment portfolio is based on the earlier of the commitment expiration date and the loan maturity date.
(2)Collateralized loan obligation liabilities are based on the fully extended maturity of mortgage loan collateral, considering the reinvestment window of our collateralized loan obligation.
(3)The allocation of secured credit agreements and secured revolving credit facility is based on the extended maturity date for those secured financing agreements where extensions are at our option, subject to no default, or the current maturity date of those facilities where extension options are subject to counterparty approval.
(4)The allocation of asset-specific financing arrangements are based on the extended maturity date for the specific arrangement, or in the case of the BMO Facility, the fully extended maturity date of the underlying mortgage loan collateral.
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of June 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans are indexed to LIBOR or Term SOFR; our related liabilities are indexed to LIBOR, Compounded SOFR or Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the three and six months ended June 30, 2022, our Manager earned $5.2 million of incentive management fees. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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

Corporate Activities
Offering of Common Stock
On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of June 30, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.
Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold pursuant to the equity distribution agreement during the six months ended June 30, 2022 and 2021.
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
On June 13, 2022, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the second quarter of 2022. The common stock dividend was paid on July 25, 2022 to the holders of record of our common stock as of June 28, 2022.
On June 9, 2022, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2022. The Series C Preferred Stock dividend was paid on June 30, 2022 to the preferred stockholders of record as of June 20, 2022.
On June 14, 2021, our Board of Directors declared and approved a cash dividend of $0.20 per share of common stock, or $15.5 million in the aggregate, for the second quarter of 2021. The common stock dividend was paid on July 23, 2021 to the holders of record of our common stock as of June 28, 2021.
On June 14, 2021, our Board of Directors declared and approved a cash dividend of $0.69 per share of Series B Preferred Stock, or $6.2 million in the aggregate, for the second quarter of 2021. The Series B Preferred Stock dividend was paid on June 16, 2021 to the Series B Preferred Stock holder of record as of June 15, 2021.
For the six months ended June 30, 2022 and 2021, common stock dividends in the amount of $37.4 million and $31.0 million, respectively, were declared and approved.
As of June 30, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

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
If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Except as discussed below, there have been no material changes to our Critical Accounting Policies and Use of Estimates as described within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the SEC on February 23, 2022.
Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements in our Form 10-K filed with the SEC on February 23, 2022, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment, and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the charge-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy, described above.
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
1 -Outperform—Exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;
2 -Meets or Exceeds Expectations—Collateral performance meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3 -Satisfactory—Collateral performance meets or is on track to meet underwriting; business plan is met or can reasonably be achieved;
4 -Underperformance—Collateral performance falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and
5 -Default/Possibility of Loss—Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; the loan is in default or substantially in default; timely exit from loan via sale or refinancing is questionable; significant risk of principal loss.
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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the lingering aftereffects of COVID-19, which has made it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: a loss-given-default (“LGD”) model-based approach utilized for substantially all of our loans; and an individually-assessed approach for loans for which we conclude it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or are individually-assessed based on accounting guidance contained in the CECL accounting guidance because the loan is in default, or default is probable and impending, and repayment of the loan is expected based solely on the underlying collateral value. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above. See Note 2 to the Consolidated Financial Statements in this Form 10-Q for further discussion of our methodologies.
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the three and six months ended June 30, 2022, we recognized an increase of $42.3 million and $47.2 million, respectively, to our allowance for credit losses. The credit loss allowance was $93.4 million as of June 30, 2022.
See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for a listing and description of our significant accounting policies.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Form 10-Q.
Subsequent Events
For a discussion of subsequent events, see Note 16 to our Consolidated Financial Statements included in this Form 10-Q.

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of June 30, 2022 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
First mortgage loans(1)
1	Senior Loan(12)	8/21/2019	$290.8	$289.0	$288.9	L + 1.6%	L + 1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$574 Sq ft	65.2%	3
2	Senior Loan	5/5/2021	215.0	131.9	131.4	L + 3.9%	L + 4.1%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
3	Senior Loan(11)	9/18/2019	190.0	190.0	190.0	L + 2.9%	L + 3.2%	Floating	3/9/2023	New York, NY	Office	Moderate Transitional	$859 Sq ft	65.2%	3
4	Senior Loan	7/20/2021	188.0	187.0	187.0	L + 3.4%	L + 3.6%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%	3
5	Senior Loan(14)	6/28/2018	179.6	179.6	179.6	L + 3.7%	L + 4.2%	Floating	9/9/2022	Philadelphia, PA	Office	Bridge	$168 Sq ft	73.6%	4
6	Senior Loan	9/29/2017	173.3	173.3	173.3	L + 4.3%	L + 4.7%	Floating	10/9/2022	Philadelphia, PA	Office	Moderate Transitional	$213 Sq ft	72.2%	2
7	Senior Loan	8/7/2018	152.6	110.1	110.0	L + 3.4%	L + 3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$215 Sq ft	61.4%	3
8	Senior Loan	5/15/2019	143.0	134.5	134.5	L + 2.6%	L + 3.0%	Floating	9/9/2023	New York, NY	Mixed-Use	Moderate Transitional	$1,741 Sq ft	61.0%	4
9	Senior Loan	5/7/2021	122.5	118.0	118.0	L + 2.9%	L + 3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
10	Senior Loan	6/14/2021	114.0	86.0	86.0	L + 3.1%	L + 3.4%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
11	Senior Loan	11/26/2019	113.0	113.7	113.7	L + 3.0%	L + 3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	4
12	Senior Loan	12/20/2018	105.9	101.7	101.7	L + 4.0%	L + 4.2%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	3
13	Senior Loan	12/18/2019	101.0	85.5	85.5	L + 2.6%	L + 2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	4
14	Senior Loan	4/1/2022	97.0	70.4	70.4	S + 3.4%	S + 3.7%	Floating	4/9/2027	Los Angeles, CA	Multifamily	Moderate Transitional	$551,136 Unit	60.0%	3
15	Senior Loan	12/9/2021	96.0	88.1	87.3	L + 3.8%	L + 4.0%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
16	Senior Loan	10/27/2021	92.2	86.0	86.0	L + 3.3%	L + 3.6%	Floating	11/9/2026	Nashville, TN	Multifamily	Light Transitional	$143,984 Unit	73.2%	3
17	Senior Loan	6/29/2021	90.0	84.8	84.8	L + 3.0%	L + 3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%	3
18	Senior Loan	9/29/2017	89.5	89.2	89.2	L + 3.9%	L + 4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	4
19	Senior Loan	9/25/2020	87.9	78.3	78.3	L + 3.0%	L + 3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$198 Sq ft	78.4%	4
20	Senior Loan	2/1/2017	80.7	80.7	80.7	L + 5.7%	L + 6.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%	2
21	Senior Loan	11/30/2021	80.0	77.6	77.0	L + 3.5%	L + 3.8%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	3
22	Senior Loan	8/8/2019	76.5	63.1	63.1	L + 3.0%	L + 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	4
23	Senior Loan	12/10/2019	75.8	60.5	60.5	L + 2.6%	L + 2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	4
24	Senior Loan	10/12/2021	74.0	70.0	70.0	L + 5.3%	L + 5.6%	Floating	11/9/2025	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
25	Senior Loan	2/9/2022	70.0	63.8	63.8	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$188 Sq ft	72.1%	3
26	Senior Loan	9/30/2021	69.0	55.3	55.3	L + 3.7%	L + 4.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
27	Senior Loan	11/30/2021	65.6	52.4	51.9	L + 3.4%	L + 3.7%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
28	Senior Loan	6/28/2019	63.9	59.1	59.1	L + 2.5%	L + 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
29	Senior Loan	4/20/2022	63.0	63.0	62.4	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
30	Senior Loan	4/11/2022	62.4	57.4	57.4	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	3
31	Senior Loan	6/25/2019	62.0	62.0	62.0	L + 3.1%	L + 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
32	Senior Loan	12/29/2021	60.6	55.0	54.5	L + 3.3%	L + 3.6%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
33	Senior Loan	12/18/2019	58.8	58.8	58.7	L + 2.7%	L + 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	3
34	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
35	Senior Loan	6/20/2018	55.7	55.7	55.7	L + 3.0%	L + 3.3%	Floating	7/9/2023	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%	5
36	Senior Loan	3/12/2020	55.0	51.6	51.5	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
37	Senior Loan	1/22/2019	54.0	54.0	54.0	L + 3.9%	L + 4.1%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	3
38	Senior Loan	1/23/2018	53.3	53.0	53.0	L + 3.4%	L + 3.6%	Floating	2/9/2023	Walnut Creek, CA	Office	Bridge	$119 Sq ft	66.9%	3
39	Senior Loan	10/10/2019	52.9	50.4	50.4	L + 2.8%	L + 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
40	Senior Loan	1/8/2019	52.8	38.7	38.7	L + 3.8%	L + 4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$80 Sq ft	74.3%	3
41	Senior Loan	12/17/2021	52.1	47.2	47.2	L + 3.7%	L + 3.9%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
42	Senior Loan	10/27/2021	51.9	41.4	41.0	L + 3.4%	L + 3.6%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
43	Senior Loan	6/24/2022	51.6	47.8	47.8	S + 3.8%	S + 4.0%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
44	Senior Loan(13)	6/3/2021	51.4	47.5	47.1	L + 4.7%	L + 4.8%	Floating	6/9/2026	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%	3
45	Senior Loan	12/20/2017	51.0	51.5	51.5	L + 4.8%	L + 5.0%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
46	Senior Loan	8/26/2021	51.0	26.2	25.8	L + 4.1%	L + 4.4%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%	3
47	Senior Loan	5/25/2022	50.6	29.0	28.5	S + 8.5%	S + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
48	Senior Loan	3/12/2020	50.2	47.0	46.9	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
49	Senior Loan	6/2/2021	48.6	43.9	43.6	L + 3.8%	L + 4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
50	Senior Loan	4/6/2021	47.0	45.9	45.8	L + 3.7%	L + 4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%	3
51	Senior Loan	9/30/2021	45.9	45.9	45.5	L + 3.3%	L + 3.6%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
52	Senior Loan	3/17/2021	45.4	43.5	43.2	L + 3.3%	L + 3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
53	Senior Loan	12/21/2021	45.0	40.8	40.8	L + 3.7%	L + 3.9%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
54	Senior Loan	3/30/2018	43.3	41.3	41.3	L + 3.7%	L + 4.0%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$150 Sq ft	57.9%	4
55	Senior Loan	1/14/2022	43.0	43.0	42.9	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
56	Senior Loan	3/4/2022	43.0	43.0	42.6	S + 4.0%	S + 4.2%	Floating	3/9/2027	Various, SC	Industrial	Bridge	$35 Sq ft	45.3%	3
57	Senior Loan	3/7/2019	39.2	40.4	40.4	L + 3.8%	L + 4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
58	Senior Loan	3/11/2019	39.0	39.0	39.0	L + 3.4%	L + 3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	3
59	Senior Loan	7/15/2021	39.0	39.0	38.7	L + 3.5%	L + 4.0%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
60	Senior Loan	6/3/2021	36.4	33.9	33.7	L + 3.6%	L + 3.8%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
61	Senior Loan	1/4/2018	35.2	30.4	30.4	L + 3.7%	L + 3.9%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	4
62	Senior Loan	8/11/2021	34.5	31.4	31.3	L + 3.6%	L + 3.9%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
63	Senior Loan	5/27/2018	33.0	23.0	23.0	L + 3.7%	L + 3.9%	Floating	6/9/2023	Woodland Hills, CA	Retail	Bridge	$498 Sq ft	63.6%	5
64	Senior Loan	6/9/2022	31.2	27.7	27.4	S + 3.6%	S + 3.8%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
65	Senior Loan	5/14/2021	27.6	23.2	23.1	L + 3.2%	L + 3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
66	Senior Loan	10/27/2021	24.6	14.1	13.9	L + 5.5%	L + 5.7%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%	3
67	Senior Loan	6/29/2022	24.5	21.6	21.5	S + 3.9%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
68	Senior Loan	1/26/2022	19.0	17.3	17.1	S + 3.8%	S + 4.1%	Floating	2/9/2027	Los Angeles, CA	Multifamily	Light Transitional	$191,919 Unit	81.4%	3
69	Senior Loan	10/19/2016	5.0	5.0	5.0	L + 5.1%	L + 5.3%	Floating	7/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$320 Sq ft	49.8%	3
70	Senior Loan	10/19/2016	3.8	3.8	3.8	L + 5.1%	L + 5.3%	Floating	7/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$344 Sq ft	43.3%	3
71	Senior Loan	10/19/2016	2.3	2.3	2.3	L + 5.1%	L + 5.3%	Floating	7/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$455 Sq ft	40.7%	3
72	Senior Loan	10/19/2016	0.9	0.9	0.9	L + 5.1%	L + 5.3%	Floating	7/9/2022	Manhattan, NY	Condominium	Moderate Transitional	$271 Sq ft	46.6%	3
Subtotal / weighted average(9)			$5,151.5	$4,675.2	$4,666.4	BR + 3.4%	BR + 3.7%		2.7 years					67.8%	3.2
Mezzanine loans:
73	Mezzanine Loan(10)	6/28/2019	$35.0	$35.0	$35.0	L + 11.3%	L + 11.8%	Floating	6/28/2025	Napa, CA	Hotel	Construction	$818,195 Unit	41.0%	3
Subtotal / weighted average			$35.0	$35.0	$35.0	L + 11.3%	L + 11.8%		3.0 years					41.0%	3
Total / weighted average			$5,186.5	$4,710.2	$4,701.4	BR + 3.4%	BR + 3.7%		2.7 years					67.6%	3.2
_______________________________
(1)First mortgage loans are whole mortgage loans unless otherwise noted. Loans numbered 69, 70, 71, and 72 represent 24% pari passu participation interests in whole mortgage loans.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)Interest rate represents the formula pursuant to which our right to receive a cash coupon on a loan is determined, or the underlying benchmark interest rate ("BR") plus credit spread.
(5)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio assumes the applicable floating benchmark interest rate as of June 30, 2022 and excludes the impact of our interest rate floors.
(6)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2022, based on unpaid principal balance, 43.3% of our loans were subject to yield maintenance or other prepayment restrictions and 56.7% were open to repayment by the borrower without penalty.

(7)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
(8)For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(9)Represents the weighted average of the credit spread as of June 30, 2022 for the loans, all of which are floating rate.
(10)Reflects the total loan amount, excluding a non-consolidated senior interest, related to the property’s 135 hotel rooms. Excludes other improvements planned for the remainder of the project site.
(11)This loan is comprised of a first mortgage loan of $101.0 million and a contiguous mezzanine loan of $89.0 million, of which we own both. Each loan carries the same interest rate.
(12)Calculated as the ratio of unpaid principal balance as of June 30, 2022 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.
(13)On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million. This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.
(14)This loan is comprised of a first mortgage loan of $129.4 million and a contiguous mezzanine loan of $50.2 million, of which we own both. Each loan carries the same interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of June 30, 2022, the weighted average interest rate floor for our loan portfolio was 0.90%. As of June 30, 2022, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of June 30, 2022, less than 3.8% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following June 30, 2022, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,710,161	Interest income	$10,202	$(9,037)	$21,967	$(16,601)	$33,743	$(23,324)
Floating rate mortgage loan liabilities	(3,917,842)	Interest expense	(9,795)	9,795	(19,589)	19,589	(29,384)	29,384
Total floating rate mortgage loan exposure, net	$792,319	Total change in net interest income	$407	$758	$2,378	$2,988	$4,359	$6,060
__________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of June 30, 2022, $0.6 billion of $4.7 billion of our floating rate mortgage loan assets (based on total unpaid principal balance) and $2.5 billion of $3.9 billion of floating rate mortgage loan liabilities (based on outstanding principal balance) were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)Floating rate liabilities include secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations.
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
Capital Markets Risk
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

Global macroeconomic conditions, including, without limitation, heightened inflation, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in global supply chains, coupled with the war in Ukraine and the lingering aftereffects of COVID-19 have contributed to increased volatility in public debt and equity markets, increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in the first half of 2022, and may cause us to restrain our investment activity in the future. For more information, see risk factors set forth in our Form 10-K filed with the SEC on February 23, 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

10.1	Ninth Amendment to Master Repurchase and Securities Contract Agreement, dated as of April 4, 2022 by and between TPG RE Finance 12, LTD. and Morgan Stanley Bank, N.A.

10.2	Tenth Amendment to Master Repurchase and Securities Contract Agreement, dated as of May 4, 2022, by and between TPG RE Finance 12, LTD. and Morgan Stanley Bank, N.A.

10.3	Second Amendment to Master Repurchase Agreement, dated April 14, 2022, entered into by and between TPG RE Finance 23, LTD. and Barclays Bank PLC

10.4	First Amendment to Fee Letter and Third Amendment to Master Repurchase Agreement, dated April 26, 2022, entered into by and between TPG RE Finance 23, LTD. and Barclays Bank PLC*

31.1	Certificate of Doug Bouquard, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Doug Bouquard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2022	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)