Form 10-Q
period 2022-09-30
TPG RE Finance Trust, Inc.
filed 2022-11-01
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, there were 77,406,620 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:
•the general political, economic, regulatory, competitive and other conditions in the markets in which we invest;
•the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates such as term or compounded Secured Overnight Financing Rate ("SOFR"); adverse changes in the real estate and real estate capital markets;
•general volatility of the securities markets in which we participate;
•changes in our business, investment strategies or target assets;
•difficulty in obtaining financing or raising capital;
•reductions in the yield on our investments and increases in the cost of our financing;
•events giving rise to increases in our current expected credit loss reserve;
•adverse legislative or regulatory developments, including with respect to tax laws, securities laws and the laws governing financing and lending institutions;
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
•higher interest rates imposed by the Federal Reserve may lead to a decrease in prepayment speeds and an increase in the number of borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments;
•the ongoing impact of the COVID-19 pandemic on our business, U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans;
•reduced demand for office space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;
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

•adverse developments in the availability of desirable investment opportunities, whether due to competition, regulation or otherwise;
•difficulty or delays in redeploying the proceeds from repayments of our existing investments;
•increased competition from entities engaged in mortgage lending and/or investing in our target assets;
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

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Nine Months ended September 30, 2022 and September 30, 2021	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Nine Months ended September 30, 2022 and September 30, 2021	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2022 and September 30, 2021	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	76

Item 4.	Controls and Procedures	78

Part II. Other Information		79

Item 1.	Legal Proceedings	79

Item 1A.	Risk Factors	79

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

Signatures		81

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$236,094	$260,635
Restricted cash	484	404
Accounts receivable	474	12
Collateralized loan obligation proceeds held at trustee	286,621	204
Accounts receivable from servicer/trustee	12,315	176
Accrued interest and fees receivable	35,410	26,620
Loans held for investment	5,301,804	4,909,202
Allowance for credit losses	(210,547)	(41,999)
Loans held for investment, net	5,091,257	4,867,203
Real estate owned	—	60,622
Other assets	983	2,144
Total assets	$5,663,638	$5,218,020
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$7,687	$2,723
Accrued expenses and other liabilities	24,283	11,563
Collateralized loan obligations, net	2,456,668	2,545,691
Secured financing agreements, net	1,283,469	1,162,206
Asset-specific financings, net	558,867	—
Payable to affiliates	5,906	5,609
Deferred revenue	1,653	1,366
Dividends payable	18,711	24,156
Total liabilities	4,357,244	3,753,314
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,406,620 and 77,183,892 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,715,412	1,711,886
Accumulated deficit	(409,103)	(247,265)
Total stockholders' equity	1,306,394	1,464,706
Total permanent equity	1,306,394	1,464,706
Total liabilities and stockholders' equity	$5,663,638	$5,218,020
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2022 include assets and liabilities of variable interest entities (“VIEs”) of $3.0 billion and $2.5 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2021 include assets and liabilities of VIEs of $3.2 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss) (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income and interest expense
Interest income	$75,497	$59,984	$202,535	$180,048
Interest expense	(45,072)	(20,979)	(95,581)	(63,286)
Net interest income	30,425	39,005	106,954	116,762
Other revenue
Other income, net	1,362	97	2,009	350
Total other revenue	1,362	97	2,009	350
Other expenses
Professional fees	1,074	1,044	3,370	3,380
General and administrative	1,197	1,173	3,315	3,285
Stock compensation expense	932	1,250	3,526	4,099
Servicing and asset management fees	494	462	1,481	1,117
Management fee	5,906	5,473	17,471	15,910
Incentive management fee	—	—	5,183	—
Total other expenses	9,603	9,402	34,346	27,791
Gain on sale of real estate owned, net	—	—	13,291	—
Credit loss (expense) benefit, net	(136,666)	(139)	(183,840)	5,751
(Loss) income before income taxes	(114,482)	29,561	(95,932)	95,072
Income tax expense, net	(125)	(236)	(328)	(1,400)
Net (loss) income	$(114,607)	$29,325	$(96,260)	$93,672
Preferred stock dividends and participating securities' share in earnings	(3,307)	(3,279)	(10,026)	(16,497)
Series B Preferred Stock redemption make-whole payment	—	—	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	—	—	(25,449)
Net (loss) income attributable to common stockholders - see Note 11	$(117,914)	$26,046	$(106,286)	$29,241
(Loss) earnings per common share, basic	$(1.52)	$0.34	$(1.38)	$0.38
(Loss) earnings per common share, diluted	$(1.52)	$0.32	$(1.38)	$0.36
Weighted average number of common shares outstanding
Basic:	77,403,487	77,060,225	77,259,382	76,952,306
Diluted:	77,403,487	82,028,975	77,259,382	81,575,257
Other comprehensive income (loss)
Net (loss) income	$(114,607)	$29,325	$(96,260)	$93,672
Comprehensive net (loss) income	$(114,607)	$29,325	$(96,260)	$93,672
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2022	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706
Issuance of common stock	—	—	—	—	1,953	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,266	—	1,266
Net income	—	—	—	—	—	—	—	23,781	23,781
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,697)	(18,697)
March 31, 2022	125	$—	8,050,000	$8	77,185,845	$77	$1,713,152	$(245,329)	$1,467,908
Issuance of common stock	—	—	—	—	217,536	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,328	—	1,328
Net loss	—	—	—	—	—	—	—	(5,434)	(5,434)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,726)	(18,726)
June 30, 2022	125	$—	8,050,000	$8	77,403,381	$77	$1,714,480	$(272,637)	$1,441,928
Issuance of common stock	—	—	—	—	3,239	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	932	—	932
Net loss	—	—	—	—	—	—	—	(114,607)	(114,607)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,711)	(18,711)
September 30, 2022	125	$—	8,050,000	$8	77,406,620	$77	$1,715,412	$(409,103)	$1,306,394
TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity									Temporary equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity	Series B Preferred Stock
January 1, 2021	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$1,266,900	$199,551
Issuance of common stock	—	—	—	—	110,096	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,456	—	1,456	—
Net income	—	—	—	—	—	—	—	31,955	31,955	—
Dividends on preferred stock	—	—	—	—	—	—	—	(6,124)	(6,124)	—
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	—	—	—	—	—	(1,452)	—	(1,452)	1,452
Dividends on common stock (dividends declared per share of $0.20)	—	—	—	—	—	—	—	(15,507)	(15,507)	—
March 31, 2021	125	$—	—	$—	76,897,102	$77	$1,559,685	$(282,534)	$1,277,228	$201,003
Issuance of common stock	—	—	—	—	192,023	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	8	—	—	201,242	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement transaction costs	—	—	—	—	—	—	(6,866)	—	(6,866)	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,393	—	1,393	—
Net income	—	—	—	—	—	—	—	32,391	32,391	—
Dividends on preferred stock	—	—	—	—	—	—	—	(6,214)	(6,214)	—
Series B Preferred Stock redemption at par value	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock redemption make-whole payment	—	—	—	—	—	—	(22,485)	—	(22,485)	—
Series B Preferred Stock accretion and write-off of discount, including allocated Warrant fair value and transaction costs	—	—	—	—	—	—	(23,997)	—	(23,997)	23,997
Dividends on common stock (dividends declared per share of $0.20)	—	—	—	—	—	—	—	(15,509)	(15,509)	—
June 30, 2021	125	$—	8,050,000	$8	77,089,125	$77	$1,708,972	$(271,866)	$1,437,191	$—
Issuance of common stock	—	—	—	—	1,783	—	—	—	—	—
Retirement of common stock	—	—	—	—	(42,942)	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,250	—	1,250	—
Net income	—	—	—	—	—	—	—	29,325	29,325	—
Dividends on preferred stock	—	—	—	—	—	—	—	(3,708)	(3,708)	—
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,591)	(18,591)	—
September 30, 2021	125	$—	8,050,000	$8	77,047,966	$77	$1,710,222	$(264,840)	$1,445,467	$—
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(96,260)	$93,672
Adjustment to reconcile net (loss) income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(5,266)	(5,448)
Amortization of deferred financing costs	10,637	11,258
Decrease of accrued capitalized interest	613	1,209
Gain on sale of real estate owned, net	(13,291)	—
Stock compensation expense	3,526	4,099
Increase (decrease) of allowance for credit losses, net (see Note 3)	183,840	(5,751)
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(312)	768
Accrued interest receivable	(9,091)	(1,021)
Accrued expenses and other liabilities	1,435	(4,095)
Accrued interest payable	4,964	33
Payable to affiliates	297	(98)
Deferred revenue	287	(484)
Other assets	1,161	2,881
Net cash provided by operating activities	82,540	97,023
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(1,461,931)	(1,062,872)
Advances on loans held for investment	(105,905)	(110,196)
Principal repayments of loans held for investment	877,082	782,144
Sale of real estate owned	73,913	—
Sales of loans held for investment	—	58,374
Net cash (used in) investing activities	(616,841)	(332,550)
Cash flows from financing activities:
Payments on collateralized loan obligations	(995,494)	(109,751)
Proceeds from collateralized loan obligations	907,031	1,037,500
Payments on secured financing agreements	(1,025,464)	(1,122,858)
Proceeds from secured financing agreements	1,147,466	519,915
Proceeds from asset-specific financing arrangements	564,232	—
Payment of deferred financing costs	(16,908)	(9,417)
Proceeds from issuance of Series C Cumulative Redeemable Preferred Stock	—	201,250
Series B Preferred Stock redemption make-whole payment	—	(22,485)
Series B Preferred Stock redemption at par value	—	(225,000)
Dividends paid on common stock	(61,579)	(60,499)
Dividends paid on preferred stock	(9,444)	(16,043)
Payment of Equity Issuance and Equity Distribution Agreement transaction costs	—	(6,824)
Net cash provided by financing activities	509,840	185,788
Net change in cash, cash equivalents, and restricted cash	(24,461)	(49,739)
Cash, cash equivalents and restricted cash at beginning of period	261,039	319,669
Cash, cash equivalents and restricted cash at end of period	$236,578	$269,930
Supplemental disclosure of cash flow information:
Interest paid	$80,071	$52,033
Taxes paid	$784	$1,169
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$286,417	$—
Dividends declared, not paid	$18,711	$18,593
Transfer from Loans Held for Investment to Loans Held for Sale	$—	$86,636
Principal repayments of loans held for investment held by servicer/trustee, net	$11,988	$15,332
Accrued Equity Issuance and Transaction Costs	$—	$42
Accrued deferred financing costs	$393	$593
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
Loans Held for Investment
Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of cumulative write-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized premiums, discounts, loan origination fees and costs. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments. Accrued but not yet collected interest is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets.
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

Credit Losses
Allowance for Credit Losses for Loans Held for Investment
The Company accounts for its allowance for credit losses on loans held for investment using the Current Expected Credit Loss model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectible accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.
The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; industrial; mixed-use; land for industrial and office use; and self storage.
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
The Company generally assigns a risk rating of “3” to all loan investments upon origination or acquisition, except when specific circumstances warrant an exception.
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
The key inputs to the Company's estimation of its allowance for credit losses as of September 30, 2022 were impacted by dislocations in the capital markets, increased interest rates, accelerating inflationary trends, a heightened risk of recession, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.

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

In certain instances, the Company uses a probability-weighted outcome approach that considers the likelihood of default and expected loss given a borrower default to estimate future recovery amounts. The probability-weighted outcome approach is used when multiple credit resolution paths may exist, some of which may involve disparate outcomes.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2022, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has in the past been present in certain of the Company’s CRE CLOs due to sharp declines in LIBOR or compounded SOFR since the issuance of a CRE CLO's liabilities, loans contributed to the CRE CLOs with interest rate floors materially higher than the current applicable benchmark rates, and liabilities whose benchmark rates are unfloored. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2022 and December 31, 2021. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of September 30, 2022 and December 31, 2021, the Company held as part of its total cash balances $25.4 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of September 30, 2022, cash and cash equivalents of $236.1 million has been combined with $0.5 million of restricted cash in the consolidated statement of cash flows. As of December 31, 2021, cash and cash equivalents of $260.6 million has been combined with $0.4 million of restricted cash in the consolidated statement of cash flows.
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
Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 12 is classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accreted changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (May 28, 2024, the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of September 30, 2022 and December 31, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 12.
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of September 30, 2022. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock, are described in Note 12.

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
The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition as it occurs. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. For the three and nine months ended September 30, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $20.4 million and $14.3 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, the Company originated seventeen and acquired five mortgage loans with a total commitment of $1,597.3 million, an initial unpaid principal balance of $1,487.4 million, and unfunded commitments at closing of $109.9 million.
During the nine months ended September 30, 2022, the Company received sixteen full loan repayments of $1,008.7 million, and partial principal payments including accrued PIK interest payments, of $167.4 million across thirteen loans, for total loan repayments of $1,176.1 million.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	September 30, 2022		December 31, 2021
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	75	75	69	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$5,792,681	$5,792,681	$5,411,944	$5,543,944
Unpaid principal balance(2)	$5,332,184	$5,332,184	$4,919,343	$5,051,343
Unfunded loan commitments(3)	$462,912	$462,912	$487,773	$487,773
Amortized cost	$5,301,804	$5,301,804	$4,909,202	$4,909,202
Weighted average credit spread	3.5%	3.5%	3.4%	3.4%
Weighted average all-in yield(4)	7.1%	7.1%	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.9	2.9	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had outstanding one non-consolidated senior interest of $132.0 million as of December 31, 2021, and none as of September 30, 2022.
(2)Unpaid principal balance includes PIK interest of $2.4 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of September 30, 2022, all of the Company’s loans were floating rate. Loans originated by the Company before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of September 30, 2022, based on the total loan commitments of the Company’s loan portfolio, 18.6% (or $1.1 billion) of the Company’s loans were subject to Term SOFR and 81.4% (or $4.7 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of September 30, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2022, based on the unpaid principal balance of the Company’s total loan exposure, 47.4% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 52.6% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	September 30, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$5,332,184	$(30,380)	$5,301,804
Subordinated and mezzanine loans	—	—	—
Total	$5,332,184	$(30,380)	$5,301,804
Allowance for credit losses			(210,547)
Loans held for investment, net			$5,091,257

	December 31, 2021
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,884,343	$(10,101)	$4,874,242
Subordinated and mezzanine loans	35,000	(40)	34,960
Total	$4,919,343	$(10,141)	$4,909,202
Allowance for credit losses			(41,999)
Loans held for investment, net			$4,867,203
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
For the nine months ended September 30, 2022, the Company’s loans held for investment portfolio activity was as follows (dollars in thousands):

Carrying value
Balance as of January 1, 2022	$4,867,203
Additions during the period:
Loans originated and acquired	1,461,931
Additional fundings	105,905
Amortization of origination fees and discounts	5,266
Deductions during the period:
Collection of principal	(1,171,087)
Collection of accrued PIK interest	(613)
Write-off	(4,400)
(Increase) of allowance for credit losses	(172,948)
Balance as of September 30, 2022	$5,091,257
As of September 30, 2022 and December 31, 2021, there was $8.6 million and $10.1 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of September 30, 2022, there was $21.8 million of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets. As of December 31, 2021, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

Loan Risk Ratings
The Company evaluates all of its loans to assign risk ratings on a quarterly basis on a 5-point scale. As described in Note 2, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively. The Company generally assigns a risk rating of “3” to all loan investments upon origination or acquisition, except when specific circumstances warrant an exception.
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	September 30, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	215,104	—	271,966	—	80,700	567,770
3	982,374	1,694,369	217,242	560,421	110,356	—	3,564,762
4	—	—	—	497,541	342,969	51,542	892,052
5	—	—	78,269	53,985	55,732	89,234	277,220
Total senior loans	$982,374	$1,909,473	$295,511	$1,383,913	$509,057	$221,476	$5,301,804
Senior loans:
Current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Total current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	—	—	—	—	—
Total	$982,374	$1,909,473	$295,511	$1,383,913	$509,057	$221,476	$5,301,804

	December 31, 2021
	Amortized cost by origination year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,621	—	82,461	242,614	168,355	—	527,051
3	1,600,659	95,858	1,400,670	407,509	169,934	17,163	3,691,793
4	—	78,013	154,093	183,750	216,542	—	632,398
5	—	—	—	23,000	—	—	23,000
Total senior loans	$1,634,280	$173,871	$1,637,224	$856,873	$554,831	$17,163	$4,874,242
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,960	—	—	—	34,960
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,960	—	—	—	34,960
Total	$1,634,280	$173,871	$1,672,184	$856,873	$554,831	$17,163	$4,909,202
Loans acquired are presented in the preceding table in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	September 30, 2022	December 31, 2021
1	$—	$—
2	567,770	527,051
3	3,564,762	3,726,753
4	892,052	632,398
5	277,220	23,000
Total	$5,301,804	$4,909,202
Allowance for credit losses	(210,547)	(41,999)
Carrying value	$5,091,257	$4,867,203
Weighted average risk rating(1)	3.2	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio increased to 3.2 as of September 30, 2022 compared to 3.0 as of December 31, 2021.
Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of September 30, 2022. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Three Months Ended September 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2022	$83,485	$671	$84,156
Allowance for (reversal of) credit losses, net	131,462	(671)	130,791
Write-off	(4,400)	—	(4,400)
Subtotal	210,547	—	210,547
Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2022	9,227	—	9,227
Allowance for (reversal of) credit losses, net	5,875	—	5,875
Subtotal	15,102	—	15,102
Total allowance for credit losses	$225,649	$—	$225,649

	For the Three Months Ended September 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2021	$51,431	$510	$51,941
Allowance for (reversal of) credit losses, net	(1,084)	(323)	(1,407)
Write-off	(483)	—	(483)
Subtotal	49,864	187	50,051
Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2021	3,360	11	3,371
Allowance for (reversal of) credit losses, net	852	694	1,546
Subtotal	4,212	705	4,917
Total allowance for credit losses	$54,076	$892	$54,968

	For the Nine Months Ended September 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	173,754	(806)	172,948
Write-off	(4,400)	—	(4,400)
Subtotal	210,547	—	210,547
Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	10,892	—	10,892
Subtotal	15,102	—	15,102
Total allowance for credit losses	$225,649	$—	$225,649

	For the Nine Months Ended September 30, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2021	$58,210	$1,730	$59,940
Allowance for (reversal of) credit losses, net	(6,237)	(1,543)	(7,780)
Write-off	(2,109)	—	(2,109)
Subtotal	49,864	187	50,051
Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2021	2,756	132	2,888
Allowance for (reversal of) credit losses, net	1,456	573	2,029
Subtotal	4,212	705	4,917
Total allowance for credit losses	$54,076	$892	$54,968

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2022
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$138,254	$72,293	$210,547
Unfunded loan commitments	15,102	—	15,102
Total allowance for credit losses	$153,356	$72,293	$225,649
Total unpaid principal balance	$5,054,964	$277,220	$5,332,184

	December 31, 2021
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$41,999	$—	$41,999
Unfunded loan commitments	4,210	—	4,210
Total allowance for credit losses	$46,209	$—	$46,209
Total unpaid principal balance	$4,919,343	$—	$4,919,343
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

During the three months ended September 30, 2022, the Company recorded an increase of $132.3 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was due to weakening credit indicators, inflationary expectations, reduced liquidity in the capital markets, increased capitalization rates for properties, especially office, an uncertain macroeconomic outlook, and new loan investments offset by eight loan repayments in-full and nine partial repayments. The uncertain macroeconomic outlook is caused by surging inflationary pressures, rising short term interest rates, continuing supply chain disruptions, widening credit spreads in the fixed income markets, a material decline in U.S. stock market indices and unsettled geopolitical conditions. These factors, and slowing business plan execution for certain of our loans, contributed to the increase in the Company’s allowance for credit losses during the three months ended September 30, 2022. While the ultimate impact of the macroeconomic outlook and property-level performance trends of the Company's loan portfolio remain uncertain, the Company's macroeconomic outlook is intended to address these uncertainties. The Company has made specific forward-looking valuation adjustments to the inputs of its loss calculation to reflect the variability associated with the timing, strength, and breadth of a sustained economic recovery or the potential impact of an uncertain economic outlook that may occur.
During the nine months ended September 30, 2022, the Company recorded an increase of $179.4 million to its allowance for credit losses, increasing its CECL reserve to $225.6 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company's estimate of expected credit losses was impacted by loan investments and repayments of $1,461.9 million and $1,171.1 million, respectively, an increase to four from one in the number of loans bearing a risk rating of "5", and recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve. For the nine months ended September 30, 2021, the Company’s estimate of expected credit losses was impacted by loan investments, sales, and repayments of $1,062.9 million, $60.7 million, and $799.7 million, respectively, recessionary and recovery macroeconomic assumptions employed in determining the model-based general CECL reserve, and an increase in the Company’s total loan commitments and unpaid principal balance as of September 30, 2021.
As of September 30, 2022, four first mortgage loans satisfied the CECL framework's criteria for individual assessment, of which three were first mortgage loans secured by office properties that were determined to satisfy the CECL framework's criteria for individual assessment for the first time as of September 30, 2022. The amortized cost of the loans was $277.2 million and $221.2 million as of September 30, 2022 and December 31, 2021, respectively. Accordingly, the Company utilized the estimated fair value of the collateral to estimate a total allowance for credit losses of $72.3 million as of September 30, 2022. The Company’s fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 8.5% – 13.6%, and a terminal capitalization rate range of 8.0% – 9.0%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. In limited instances, the Company uses broker-prepared estimates of values based on discounted cash flows and sales comparables to estimate or corroborate fair value. As of September 30, 2022, two of the four loans with an amortized cost of $167.5 million were on non-accrual status; the two other loans with an amortized cost of $109.7 million were not on non-accrual status because all amounts of interest due were collected by the Company and the borrowers were not in default of the loan agreements.
During the three months ended September 30, 2022, the property securing the Company's non-performing retail loan was sold by the borrower for $19.7 million, generating net proceeds of $18.6 million that were directed by the borrower to retire the Company's loan. The Company wrote-off $4.4 million during the three months ended September 30, 2022, which was fully reserved within the Company's CECL reserve as of June 30, 2022. The amortized cost of the loan was $23.0 million as of December 31, 2021. The loan was previously placed on non-accrual status due to a default caused by non-payment of interest in December 2020. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status.

As of September 30, 2022, the Company had two loans with an amortized cost of $167.5 million on non-accrual status. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status. As of September 30, 2022 and December 31, 2021, none of the Company's accrual status loans had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of September 30, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$5,134,301	$167,503	$—	$—	$167,503	$5,301,804
Subordinated and mezzanine loans	—	—	—	—	—	—
Total	$5,134,301	$167,503	$—	$—	$167,503	$5,301,804

		Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,851,242	$—	$—	$23,000	$23,000	$4,874,242
Subordinated and mezzanine loans	34,960	—	—	—	—	34,960
Total	$4,886,202	$—	$—	$23,000	$23,000	$4,909,202
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the nine months ended September 30, 2022, none of the Company’s loan modifications resulted in significant modifications.
As of September 30, 2022, the total amount of accrued PIK interest in the loans held for investment portfolio was $2.4 million with respect to three first mortgage loans.
The following table presents the accrued PIK interest activity for the nine months ended September 30, 2022 for the Company’s loans held for investment portfolio (dollars in thousands):

September 30, 2022
Balance as of January 1, 2022	$3,028
Accrued PIK interest	—
Repayments of accrued PIK interest	(313)
Balance as of March 31, 2022	$2,715
Accrued PIK interest	—
Repayments of accrued PIK interest	(300)
Write-off of accrued PIK interest	—
Balance as of June 30, 2022	$2,415
Accrued PIK interest	—
Repayments of accrued PIK interest	—
Write-off of accrued PIK interest	—
Balance as of September 30, 2022	$2,415
No accrued PIK interest was recorded and deferred during the nine months ended September 30, 2022.

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
During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the REO Property for net cash proceeds of $54.4 million and recognized a gain on sale of real estate owned, net of $15.8 million on the consolidated statements of income and comprehensive income. The Company utilized $15.8 million of its $203.4 million of capital loss carryforwards to offset the gain on sale of its REO Property for income tax purposes in 2021. As of December 31, 2021, the Company held the remaining 10 acre parcel of REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million.
On April 4, 2022, the Company sold the remaining 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million on the consolidated statements of income and comprehensive income. The Company utilized $13.3 million of the $187.6 million of available capital loss carryforwards to offset the gain on sale of its REO Property for income tax purposes in 2022. See Note 9 for additional details. As of September 30, 2022, the Company no longer owns any REO Property.
For the nine months ended September 30, 2022 and 2021, operating revenues from the REO Property were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain pools of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and nine months ended September 30, 2022. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. During the three and nine months ended September 30, 2022, the Company utilized the reinvestment feature in TRTX 2021-FL4. During the three and nine months ended September 30, 2021, the Company utilized the reinvestment feature in TRTX 2021-FL4. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On October 25, 2019, Sub-REIT issued a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021 and the Company utilized the reinvestment feature during the three and nine months ended September 30, 2021. In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of September 30, 2022 and December 31, 2021 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$26,659	$28,167
Collateralized loan obligation proceeds held at trustee(1)	286,621	204
Accounts receivable from servicer/trustee(2)	2,288	150
Accrued interest receivable	6,628	6,765
Loans held for investment, net(3)	2,645,166	3,138,603
Total assets	$2,967,362	$3,173,889
Liabilities
Accrued interest payable	$4,337	$1,823
Accrued expenses	1,277	1,490
Collateralized loan obligations, net(4)	2,456,668	2,545,691
Payable to affiliates	3,046	3,830
Total liabilities	$2,465,328	$2,552,834
________________________________
(1)Includes $162.7 million and $123.9 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of September 30, 2022. Includes $0.2 million of cash available to acquire eligible assets related to TRTX 2021-FL4 as of December 31, 2021.
(2)Includes $2.0 million of cash proceeds related to loan repayments related to TRTX 2019-FL3 and TRTX 2022-FL5 held by the Company's loan servicer as of September 30, 2022, which are remitted to the Company during the subsequent remittance cycle.
(3)Includes two loans held for investment with an unpaid principal balance of $1.4 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
(4)Net of $10.9 million and $10.3 million of unamortized deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	September 30, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	13	LIBOR	$713,696	$660,103	3.19%	1.7
Financing provided	1	Term SOFR(4)	522,995	522,268	1.72%	12.0
TRTX 2021-FL4
Collateral loan investments	24	LIBOR(5)	1,250,000	1,211,718	3.18%	2.8
Financing provided	1	LIBOR	1,037,500	1,032,609	1.60%	15.4
TRTX 2022-FL5
Collateral loan investments	18	LIBOR(6)	1,075,000	1,058,611	3.32%	3.5
Financing provided	1	Compounded SOFR	907,031	901,791	2.02%	16.4
Total
Collateral loan investments(7)	55	LIBOR	$3,038,696	$2,930,432	3.23%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,467,526	$2,456,668	1.78%	15.1 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other loans held for investment, net of $1.4 million held within the Sub-REIT.
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
(5)As of September 30, 2022, the TRTX 2022-FL4 mortgage assets are indexed to LIBOR, with the exception of three participation interests totaling $106.4 million which are indexed to Term SOFR.
(6)As of September 30, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of two participation interests totaling $87.8 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 13.4%, 23.4% and 20.2% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of September 30, 2022.
(8)During the three months ended September 30, 2022, the Company recognized interest expense of $26.4 million, which includes $1.9 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2022, the Company recognized interest expense of $58.8 million, which includes $6.0 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

	December 31, 2021
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2018-FL2
Collateral loan investments	17	LIBOR	$805,685	$795,815	3.39%	2.0
Financing provided	1	LIBOR	600,001	599,394	1.56%	15.9
TRTX 2019-FL3
Collateral loan investments	19	LIBOR	1,109,229	1,100,497	3.19%	2.2
Financing provided	1	Term SOFR(3)	918,487	915,451	1.48%	12.8
TRTX 2021-FL4
Collateral loan investments	24	LIBOR	1,249,796	1,242,291	3.19%	3.1
Financing provided	1	LIBOR	1,037,500	1,030,846	1.60%	16.2
Total
Collateral loan investments(4)	60	LIBOR	$3,164,710	$3,138,603	3.24%	2.7 years
Financing provided(5)	3	Term SOFR/LIBOR	$2,555,988	$2,545,691	1.55%	15.2 years
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
(5)During the three months ended September 30, 2021, the Company recognized interest expense of $13.7 million, which includes $2.2 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2021, the Company recognized interest expense of $35.7 million, which includes $5.0 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, mortgage loans payable, and collateralized loan obligations.
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	September 30, 2022	December 31, 2021
Collateralized loan obligations(1)	$2,467,526	$2,555,988
Secured credit agreements	1,083,854	1,166,211
Secured revolving credit facility	204,359	—
Asset-specific financing arrangements	564,232	—
Total	$4,319,971	$3,722,199
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of September 30, 2022 and December 31, 2021, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR or Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values after the second anniversary date of the facility on October 30, 2022.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/23	08/19/24	1 Month BR	1.8%	4.9%	$500,000	$129,132	$370,868	$555,743	$555,256
Wells Fargo(3)	04/18/25	04/18/25	1 Month BR	1.6%	4.7%	500,000	91,990	408,010	532,594	528,361
Barclays(4)	08/13/25	08/13/26	1 Month BR	1.6%	4.6%	500,000	403,074	96,926	128,159	127,539
Morgan Stanley(5)	05/04/23	05/04/23	1 Month BR	2.3%	5.4%	500,000	446,975	53,025	77,749	77,731
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	4.7%	400,000	280,840	119,160	164,733	164,673
Bank of America(6)	03/31/23	03/31/23	1 Month BR	1.8%	4.8%	200,000	164,135	35,865	47,820	47,820
Institutional Lender 1	10/30/23	10/30/25	1 Month BR	4.5%	7.6%	249,546	249,546	—	3,849	3,849
Totals						$2,849,546	$1,765,692	$1,083,854	$1,510,647	$1,505,229
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks. Under the JP Morgan secured credit agreement, the Company is also subject to spread marks. Index rate is the underlying benchmark interest rate ("BR"), currently LIBOR or Term SOFR, for the Company's borrowings on each secured credit agreement.
(2)On August 19, 2022 the secured credit agreement's initial maturity was extended to August 19, 2023.
(3)On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(4)On April 11, 2022 the secured credit agreement's initial maturity was extended to August 13, 2025 and the Company reduced the total commitment to $500.0 million from $750.0 million. The secured credit agreement includes a $250.0 million accordion feature subject to the lender's approval.
(5)On April 29, 2022 the secured credit agreement's maturity was extended to May 4, 2023.
(6)On September 14, 2022, the secured credit agreement's initial and extended maturity was extended to March 31, 2023.

	December 31, 2021
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/22	08/19/24	1 Month LIBOR	2.0%	2.1%	$250,000	$153,680	$96,320	$158,177	$157,550
Wells Fargo(2)	04/18/22	04/18/24	1 Month LIBOR	1.6%	1.7%	750,000	179,784	570,216	779,791	773,868
Barclays	08/13/22	08/13/23	1 Month LIBOR	1.5%	1.7%	750,000	726,686	23,314	41,294	41,058
Morgan Stanley	05/04/22	05/04/23	1 Month LIBOR	2.0%	2.1%	500,000	319,269	180,731	255,125	254,559
JP Morgan	10/30/23	10/30/25	1 Month LIBOR	1.7%	1.8%	400,000	290,523	109,477	200,148	199,246
US Bank	07/09/22	07/09/24	1 Month LIBOR	1.4%	1.7%	44,730	10,748	33,982	59,060	59,060
Bank of America(3)	09/29/22	09/29/22	1 Month LIBOR	1.8%	1.9%	128,625	—	128,625	183,750	183,750
Institutional Lender 1	10/30/23	10/30/25	1 Month LIBOR	4.5%	4.8%	249,546	226,000	23,546	42,390	42,366
Totals						$3,072,901	$1,906,690	$1,166,211	$1,719,735	$1,711,457
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks. Under the JP Morgan secured credit agreement, the Company is also subject to spread marks.
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
Secured Credit Agreement Terms
As of September 30, 2022 and December 31, 2021, the Company had six and seven secured credit agreements, respectively, to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2022 and December 31, 2021 consisted of 53 and 53 mortgage loans, or participation interests therein, respectively. Under five of the six secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the sixth secured credit agreement, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
Under each of the Company’s secured credit agreements, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on non-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations only include credit-based factors unrelated to the capital markets. In only one instance do the considerations include changes in observable credit spreads in the market for these assets.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	September 30, 2022
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$555,743	$557,922	$371,873	$186,049	14.2%	689
Wells Fargo	500,000	532,594	530,990	408,604	122,386	9.4%	931
Barclays	500,000	128,159	127,890	97,135	30,755	2.4%	1413
Morgan Stanley Bank	500,000	77,749	77,944	53,367	24,577	1.9%	216
JP Morgan Chase Bank	649,546	168,582	169,937	120,000	49,937	3.8%	1126
Bank of America	200,000	47,820	48,216	35,907	12,309	0.9%	182
Total / weighted average	$2,849,546	$1,510,647	$1,512,899	$1,086,886	$426,013		853
_______________________
(1)Loan amounts include interest receivable of $7.7 million and are net of premium, discount and origination fees of $5.4 million.
(2)Loan amounts include interest payable of $3.0 million and do not reflect unamortized deferred financing fees of $2.9 million.
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
As a result of contributing collateral into TRTX 2022-FL5 upon its issuance during the nine months ended September 30, 2022, the Company accelerated $1.1 million of unamortized deferred transaction costs related to its secured credit agreements to interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2022-FL5.
On April 11, 2022, the Company repaid the $34.0 million outstanding under the US Bank secured credit agreement and simultaneously terminated the financing arrangement prior to its July 9, 2022 maturity date.

Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2022, the weighted average unused fee was 16 basis points and 19 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the permanent financing asset classification. This facility is 100% recourse to Holdco. As of September 30, 2022, the Company pledged two loan investments with an aggregate collateral principal balance of $272.5 million and outstanding Term SOFR-based borrowings of $204.4 million.
Asset-Specific Financing Arrangements
As of September 30, 2022, the Company had two asset-specific financing arrangements with Axos Bank each secured by a performing first mortgage loan. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco.
On June 30, 2022, the Company closed a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 25% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
On September 1, 2022, the Company closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement is non-mark-to-market, matched term, and non-recourse. The advance rate and borrowing rate are uniform for all loans financed under the arrangement.
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	September 30, 2022
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$108,652	$108,652	$107,878	4.4%	1.6	2	$198,603	$198,184	1.5
BMO Facility	1	200,000	63,510	62,892	1.7%	4.7	2	79,388	79,041	4.7
Institutional Lender 2	1	397,928	392,070	388,097	3.5%	2.7	5	513,181	491,377	2.7
Total / weighted average		$706,580	$564,232	$558,867	3.5%	2.7 years		$791,172	$768,602	2.6 years
_______________________
(1)Net of $5.4 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR under Axos Bank and the BMO Facility. Under the Institutional Lender 2 arrangement, collateral loan assets are indexed to LIBOR and the financing provided is indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility and the Institutional Lender 2 arrangement are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan assets are exercised by the borrower.
Mortgage Loan Payable
The Company through a special purpose entity subsidiary was a borrower under a $50.0 million mortgage loan secured by a first deed of trust against an REO Property. The loan had an interest rate of LIBOR plus 4.50% and was subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term through December 15, 2021.
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
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of September 30, 2022 and December 31, 2021.
(7) Schedule of Maturities
As of September 30, 2022 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)
2022	$82,974	$82,974	$—	$—	$—
2023	984,000	678,121	208,050	—	97,829
2024	913,829	348,130	370,868	—	194,831
2025	877,936	168,641	504,936	204,359	—
2026	561,307	353,245	—	—	208,062
Thereafter	899,925	836,415	—	—	63,510
Total	$4,319,971	$2,467,526	$1,083,854	$204,359	$564,232
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
(3)The scheduled maturities of the Company's asset-specific financing arrangements are based on the extended maturity date for the specific arrangement, or in the case of the BMO Facility and the Institutional Lender 2 arrangement, the fully-extended maturity date of the underlying mortgage loan collateral.

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of September 30, 2022 and December 31, 2021, the Company had $139.1 million and $199.3 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	September 30, 2022
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$5,091,257	$—	$—	$5,213,472
Financial liabilities
Collateralized loan obligations	2,456,668	—	—	2,502,693
Secured credit agreements	1,080,953	—	—	1,130,722
Secured revolving credit facility	202,516	—	—	208,451
Asset-specific financing arrangements	558,867	—	—	562,665

	December 31, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,867,203	$—	$—	$4,899,666
Financial liabilities
Collateralized loan obligations	2,545,691	—	—	2,558,544
Secured credit agreements	1,162,206	—	—	1,169,710
As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s loans held for investment portfolio was $5.2 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2022 and December 31, 2021 was 3.46% and 3.39%, respectively. The weighted average years to maturity as of September 30, 2022 and December 31, 2021 was 2.9 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of September 30, 2022 and December 31, 2021, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and nine months ended September 30, 2022.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2022 and December 31, 2021, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2022 and 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.2 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $1.4 million, respectively, of federal, state, and local tax expense. As of September 30, 2022 and 2021, the Company’s effective tax rate was 0.6% and 1.5%, respectively.
As of September 30, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2021, the Company had no income tax assets and a $0.3 million income tax liability recorded for the operating activities of the Company’s TRSs.
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
During the nine months ended September 30, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of its REO Property in April 2022. The Company has $174.3 million of capital losses that it can carryforward into future years indefinitely as of September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Incurred
Management fees	$5,906	$5,473	$17,471	$15,910
Incentive management fee	—	—	5,183	—
Total management and incentive fees incurred	$5,906	$5,473	$22,654	$15,910

Paid
Management fees	$5,856	$5,344	$17,174	$15,796
Incentive management fee	5,183	—	5,183	—
Total management and incentive fees paid	$11,039	$5,344	$22,357	$15,796

Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 are $5.9 million and $5.6 million, respectively. No incentive management fee was earned during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Manager earned $5.2 million of incentive management fees. No incentive management fee was earned during the three and nine months ended September 30, 2021.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three and nine months ended September 30, 2022 and 2021, the Company reimbursed to the Manager $0.3 million and $0.8 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
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
As of September 30, 2022 and December 31, 2021, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2022 and 2021, $0.2 million and $0.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the nine months ended September 30, 2022 and 2021, $0.6 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.

In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the three and nine months ended September 30, 2021 this adjustment totaled $0.0 million and $25.4 million, respectively.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three and nine months ended September 30, 2022, the Warrants are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the three and nine months ended September 30, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock was $12.80 and $12.20, respectively, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(114,607)	$29,325	$(96,260)	$93,672
Preferred stock dividends(1)	(3,148)	(3,157)	(9,444)	(16,081)
Participating securities' share in (loss) earnings	(159)	(122)	(582)	(416)
Series B preferred stock redemption make-whole payment(2)	—	—	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs(3)	—	—	—	(25,449)
Net (loss) income attributable to common stockholders	$(117,914)	$26,046	$(106,286)	$29,241
Weighted average common shares outstanding, basic	77,403,487	77,060,225	77,259,382	76,952,306
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	4,968,750	—	4,622,951
Weighted average common shares outstanding, diluted	77,403,487	82,028,975	77,259,382	81,575,257
(Loss) earnings per common share, basic(4)	$(1.52)	$0.34	$(1.38)	$0.38
(Loss) earnings per common share, diluted(4)	$(1.52)	$0.32	$(1.38)	$0.36
_______________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the three and nine months ended September 30, 2022 and 2021 and undeclared dividends for Series C Preferred Stock shares outstanding of $0.04 million for the three and nine months ended September 30, 2021.
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
(4)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the nine months ended September 30, 2022 and 2021.

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

Warrants to Purchase Common Stock
The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of September 30, 2022.
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
Equity Distribution Agreement
On March 7, 2019, the Company and the Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale by the Company of shares of its common stock pursuant to a continuous offering program. As of September 30, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.
Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of the Company’s common stock sold through it, as the Company’s agent. For the three and nine months ended September 30, 2022 and 2021, the Company sold no shares of common stock under this arrangement.
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
On September 12, 2022, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the third quarter of 2022. The common stock dividend was paid on October 25, 2022 to the holders of record of the Company’s common stock as of September 28, 2022.
On September 8, 2022, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2022. The Series C Preferred Stock dividend was paid on September 30, 2022 to the preferred stockholders of record as of September 20, 2022.
On September 13, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.6 million in the aggregate, for the third quarter of 2021. The common stock dividend was paid on October 22, 2021 to the holders of record of the Company’s common stock as of September 29, 2021.
On September 13, 2021, the Company’s Board of Directors declared a cash dividend of $0.4601 per share of Series C Preferred Stock, or $3.7 million in the aggregate, for the period of issuance to, but not including, September 30, 2021. The Series C Preferred Stock dividend was paid on September 30, 2021 to the preferred stockholders of record as of September 20, 2021.
For the nine months ended September 30, 2022 and 2021, common stock dividends in the amount of $56.1 million and $49.6 million, respectively, were declared and approved.

For the nine months ended September 30, 2022 and 2021, Series C Preferred Stock dividends in the amount of $9.4 million and $3.7 million, respectively, were declared and approved.
For the nine months ended September 30, 2021, Series B Preferred Stock dividends in the amount of $12.3 million were declared and approved.
As of September 30, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.
(13) Stock-based Compensation
The Company does not have any employees. As of September 30, 2022, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance. Over the next four years the number of common shares associated with outstanding stock-based compensation awards that will vest include the following: 274,041 in 2023, 220,758 in 2024, 136,859 in 2025 and 30,048 in 2026. During the three months ended September 30, 2022, no common shares vested, no common shares were granted or issued by the Company and there were no forfeitures of common shares. During the nine months ended September 30, 2022, 278,821 common shares vested, of which the Company issued 214,297 shares of common stock. During the nine months ended September 30, 2022, the Company granted 120,192 common shares and forfeited 15,594 common shares related to certain individuals employed by an affiliate of the Manager pursuant to the terms of the Incentive Plan.
During the three and nine months ended September 30, 2022, the Company accrued 3,239 and 7,699 shares of common stock, respectively, for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2022, June 28, 2022 and September 28, 2022. Dividends payable to holders of such grants made on December 17, 2021 and thereafter will be paid in cash.
As of September 30, 2022, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $7.2 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from September 30, 2022. For the three months ended September 30, 2022 and 2021, the Company recognized $0.9 million and $1.3 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2022 and 2021, the Company recognized $3.5 million and $4.1 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Impact of Global Macroeconomic Conditions
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, the war in Ukraine and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on the Company's business, the U.S. and global economies, the real estate industry and the Company's borrowers, and the performance of the properties securing the Company's loans. As of September 30, 2022, no contingencies have been recorded on the Company's consolidated balance sheet as a result of such trends and conditions; however, if market conditions worsen or extend, it may have long-term impacts on the Company's financial condition, results of operations, and cash flows.
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2022 and December 31, 2021 was $462.9 million and $487.8 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $15.1 million and $4.2 million as of September 30, 2022 and December 31, 2021 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of September 30, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

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
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	September 30, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,561,834	$128,697	44.2%	$2,433,137	45.6%
Office	1,632,864	146,261	28.1	1,486,603	28.0
Hotel	677,443	11,667	11.7	668,191	12.5
Life Science	404,600	121,666	7.0	282,934	5.3
Mixed-Use	283,340	15,134	4.9	268,206	5.0
Industrial	113,000	5,987	2.0	107,013	2.0
Self Storage	69,000	11,900	1.2	57,100	1.1
Other	50,600	21,600	0.9	29,000	0.5
Total	$5,792,681	$462,912	100.0%	$5,332,184	100.0%

	December 31, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,265,187	$178,878	41.9%	$2,086,309	42.4%
Multifamily	1,595,643	121,211	29.5	1,474,731	30.0
Hotel	658,943	4,000	12.2	657,672	13.4
Life Science	494,600	163,860	9.1	330,740	6.7
Mixed-Use	347,408	17,681	6.4	329,728	6.7
Retail(1)	33,000	2,143	0.6	23,000	0.5
Condominium(2)	17,163	—	0.3	17,163	0.3
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)As of December 31, 2021, the Company's non-performing retail loan held for investment was in default of its loan agreement and as a result the $2.1 million of outstanding unfunded loan commitments could not be drawn upon by the borrower.
(2)Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project to the same borrower.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment could not be drawn by the borrower and was extinguished in July 2022.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,932,437	$77,572	33.4%	$1,856,037	34.8%
West	1,761,901	213,791	30.4	1,548,812	29.0
South	1,586,581	119,759	27.4	1,467,363	27.5
Midwest	372,762	33,903	6.4	338,859	6.4
Various	139,000	17,887	2.4	121,113	2.3
Total	$5,792,681	$462,912	100.0%	$5,332,184	100.0%

	December 31, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,925,457	$63,459	35.6%	$1,863,172	37.8%
West(1)	1,484,883	244,100	27.4	1,233,628	25.1
South	1,323,800	115,714	24.5	1,208,940	24.6
Midwest	677,804	64,500	12.5	613,603	12.5
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)As of December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment could not be drawn by the borrower and was extinguished in July 2022.

Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,589,595	$246,761	27.4%	$1,344,005	25.3%
Bridge	2,433,792	59,772	42.0	2,375,264	44.5
Light Transitional	1,718,694	134,779	29.7	1,583,915	29.7
Construction	50,600	21,600	0.9	29,000	0.5
Total	$5,792,681	$462,912	100.0%	$5,332,184	100.0%

	December 31, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,950,739	$294,693	36.1%	$1,657,218	33.7%
Light Transitional	1,779,310	145,621	32.9	1,633,689	33.2
Bridge(1)	1,646,895	47,459	30.4	1,593,436	32.4
Construction	35,000	—	0.6	35,000	0.7
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)As of December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $2.4 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment cannot be drawn by the borrower.
(16) Subsequent Events
The following events occurred subsequent to September 30, 2022:
•The Company acquired via a deed-in-lieu of foreclosure an 845,919 square foot office property in Dallas, Texas. The property previously served as collateral for a loan held for investment with an amortized cost of $89.2 million and a carrying value of $76.5 million, net of an individually-assessed CECL reserve of $12.7 million and bore a “5” risk rating at September 30, 2022.

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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a rising interest rate environment, inflation, supply chain disruptions, geopolitical tensions, growing concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, increased volatility in public debt and equity markets, and elevated geopolitical risk led us to moderate our loan origination volume and increase our liquidity during the first half of 2022. Improving conditions for lending caused us to increase investment activity during the third quarter of 2022. From January 1, 2022 through September 30, 2022 we originated 17 and acquired 5 first mortgage transitional loans, with total commitments of $1.6 billion, an initial unpaid principal balance of $1.5 billion, and unfunded commitments at closing of $0.1 billion.
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

Third Quarter 2022 Activity
Operating Results:
•Recognized net (loss) attributable to common stockholders of ($117.9) million, compared to ($8.8) million for the three months ended June 30, 2022, an increase of $109.1 million.
•Generated Distributable Earnings of $15.3 million, a decrease of $6.2 million compared to the three months ended June 30, 2022.
•Produced net interest income of $30.4 million, resulting from interest income of $75.5 million and interest expense of $45.1 million. All interest income and interest expense resulted from our loan portfolio.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $132.3 million, for a total allowance for credit losses of $225.6 million, or 390 basis points of total loan commitments of $5.8 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended September 30, 2022.
Investment Portfolio Activity:
•Originated five and acquired five first mortgage loans with total loan commitments of $984.0 million, an aggregate initial unpaid principal balance of $950.1 million, unfunded loan commitments of $33.9 million, a weighted average interest rate of the applicable benchmark rate plus 3.52%, and a weighted average interest rate floor of 0.89%.
•Funded $47.3 million in future funding obligations associated with existing loans
•Received eight full loan repayments of $291.4 million, and partial principal payments including accrued PIK interest payments of $79.7 million across nine loans, for total loan repayments of $371.1 million.
Investment Portfolio Financing Activity:
•Closed an asset-specific financing arrangement with an Institutional Lender secured by five performing first mortgage loans. The arrangement provides financing on a matched term, non-recourse, non-mark-to-market basis.
•Utilized the reinvestment feature in TRTX 2021-FL4 six times, recycling loan repayments of $120.9 million.
•Utilized the reinvestment feature in TRTX 2022-FL5 two times, recycling loan repayments of $74.2 million.
Liquidity:
Available liquidity as of September 30, 2022 of $571.3 million was comprised of:
•Cash-on-hand of $236.1 million, of which $210.7 million was available for investment, net of $25.4 million held to satisfy liquidity covenants under our secured financing agreements.
•$286.6 million of cash in our CRE CLOs available for investment in eligible collateral.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $48.6 million under secured credit agreements with five lenders.
We have financed our loan investments as of September 30, 2022 utilizing three CRE CLOs totaling $2.5 billion, two of which are open for reinvestment of eligible loan collateral at quarter end, $1.1 billion under secured credit agreements with total commitments of $2.8 billion provided by six lenders, $204.4 million under our $250.0 million secured revolving credit facility and $564.2 million under asset-specific financing arrangements. As of September 30, 2022, 57.1% of our borrowings were pursuant to our CRE CLO vehicles, 29.8% were pursuant to our secured credit agreements and secured revolving credit facility and 13.1% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 74.9% of total loan portfolio borrowings as of the end of the third quarter of 2022.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-driven events. Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (2.00% above Term SOFR). As of September 30, 2022, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.76% (1.71% for arrangements with mark-to-market provisions and 2.00% for two arrangements with no mark-to-market provisions, one of which will become subject to mark-to-market provisions after October 30, 2022), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.3 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended September 30, 2022, we recorded net (loss) attributable to common stockholders of ($1.52) per diluted common share, an increase of $1.41 per diluted common share from the three months ended June 30, 2022, of which $1.22 per diluted common share relates to an increase of our allowance for credit losses in the third quarter of 2022 and $0.17 per diluted common share related to a gain on sale of 10 acres of REO Property recorded during the second quarter of 2022.
Distributable Earnings per diluted common share was $0.19 for three months ended September 30, 2022, a decrease of $0.08 per diluted common share from the three months ended June 30, 2022. The decrease in Distributable Earnings per diluted common share was primarily due to $0.06 per diluted common share of a write-off related to a non-performing retail loan recognized during the third quarter of 2022.
For the three months ended September 30, 2022, we declared a cash dividend of $0.24 per common share which was paid on October 25, 2022.
Our book value per common share as of September 30, 2022 was $14.28, a decrease of $2.09 per common share from our book value per common share as of December 31, 2021 of $16.37, primarily due to an increase in our allowance for credit losses during the nine months ended September 30, 2022 of $183.8 million or $2.37 per common share.
Earnings Per Common Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted net (loss) income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2022	June 30, 2022
Net (loss) income	$(114,607)	$(5,434)
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in (loss) earnings	(159)	(226)
Net (loss) income attributable to common stockholders - see Note 11	$(117,914)	$(8,808)
Weighted average common shares outstanding, basic	77,403,487	77,188,291
Weighted average common shares outstanding, diluted	77,403,487	77,188,291
(Loss) earnings per common share, basic(2)	$(1.52)	$(0.11)
(Loss) earnings per common share, diluted(2)	$(1.52)	$(0.11)
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock and Series C Preferred Stock shares outstanding for the three months ended September 30, 2022 and June 30, 2022.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2022	June 30, 2022
Net (loss) income attributable to common stockholders - see Note 11	$(117,914)	$(8,808)
Utilization of taxable income capital loss carryforwards(1)	—	(13,291)
Non-cash stock compensation expense	932	1,328
Credit loss expense (benefit), net	136,666	42,290
Write-off	(4,400)	—
Distributable earnings	$15,284	$21,519
Weighted average common shares outstanding, basic	77,403,487	77,188,291
Weighted average common shares outstanding, diluted	79,939,764	80,592,302
Distributable earnings per common share, basic	$0.20	$0.28
Distributable earnings per common share, diluted	$0.19	$0.27
__________________________________
(1)For the three months ended June 30, 2022, taxable income capital loss carryforwards were utilized to offset the $13.3 million taxable income gain realized from the partial sale of our REO Property.
Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	September 30, 2022	December 31, 2021
Total stockholders’ equity	$1,306,394	$1,464,706
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$1,105,019	$1,263,331
Number of common shares outstanding at period end	77,406,620	77,183,892
Book value per common share	$14.28	$16.37

Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of September 30, 2022, our loans held for investment portfolio consisted of 75 first mortgage loans (or interests therein) totaling $5.8 billion of commitments with an unpaid principal balance of $5.3 billion. As of September 30, 2022, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans or, in three instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of September 30, 2022, we had $462.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip with a carrying value of $60.6 million. The REO Property was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. On April 4, 2022, we sold the 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. As of September 30, 2022, we no longer own any REO Property.
See Note 4 to our consolidated financial statements included in this Form 10-Q for additional information regarding the sale of the remaining portion of the REO Property.
Loan Portfolio
During the three months ended September 30, 2022, we originated five and acquired five mortgage loans with a total commitment of $984.0 million, an initial unpaid principal balance of $950.1 million, and an unfunded commitment at closing of $33.9 million. Loan fundings included $47.3 million of deferred future fundings related to previously originated loans. We received proceeds from eight loan repayments in-full of $291.4 million, and principal amortization and accrued PIK interest payments of $79.7 million across nine loans, for total loan repayments of $371.1 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	September 30, 2022	June 30, 2022
Loan originations and acquisitions — initial funding	$950,147	$312,690
Other loan fundings(1)	47,347	29,323
Loan repayments	(371,070)	(756,719)
Accrued PIK interest repayments	—	(300)
Write-off	(4,400)	—
Total loan activity, net	$622,024	$(415,006)
_______________________________
(1)Additional fundings made under existing loan commitments.
For the three months ended September 30, 2022, we generated interest income of $75.5 million and incurred interest expense of $45.1 million, which resulted in net interest income of $30.4 million. All interest income and interest expense resulted from our loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2022 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	75	75
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments	$5,792,681	$5,792,681
Unpaid principal balance(2)	$5,332,184	$5,332,184
Unfunded loan commitments(3)	$462,912	$462,912
Amortized cost	$5,301,804	$5,301,804
Weighted average credit spread	3.5%	3.5%
Weighted average all-in yield(4)	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	2.9	2.9
Weighted average LTV(6)	67.2%	67.2%
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
(2)Unpaid principal balance includes PIK interest of $2.4 million as of September 30, 2022.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of September 30, 2022, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of September 30, 2022, based on the total loan commitments of our loan portfolio, 18.6% (or $1.1 billion) of our loans were subject to Term SOFR and 81.4% (or $4.7 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of September 30, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2022, based on the unpaid principal balance of our total loan exposure, 47.4% of our loans were subject to yield maintenance or other prepayment restrictions and 52.6% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2022, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of September 30, 2022 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less floor	$2,918,359	$2,635,321	0.16%
0.51% to 1.00% floor	768,482	744,155	0.88
1.01% to 1.50% floor	704,995	678,058	1.48
1.51% to 2.00% floor	1,215,442	1,113,269	1.88
2.01% or more floor	185,403	161,381	2.23
Total	$5,792,681	$5,332,184	0.85%
_________________________________
(1)Excludes capitalized interest resulting from previously modified loans of $2.4 million.
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
During the three months ended December 31, 2021, we sold a 17 acre parcel of REO Property. As of December 31, 2021, we held the remaining 10 acre parcel of the REO Property at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, we sold the 10 acre parcel of REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. As of September 30, 2022, we no longer own any REO Property.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	September 30, 2022		December 31, 2021
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	8	567,770	5	527,051
3	52	3,564,762	57	3,726,753
4	11	892,052	6	632,398
5	4	277,220	1	23,000
Totals	75	$5,301,804	69	$4,909,202

The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	September 30, 2022			December 31, 2021
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Office	18	$1,485,945	3.7	22	$2,084,496	2.9
Multifamily	37	2,415,641	2.9	24	1,468,505	3.0
Hotel	9	658,290	2.8	9	657,565	3.6
Mixed-Use	3	268,000	3.7	4	329,434	2.9
Life Science	4	281,904	3.0	5	329,039	2.7
Industrial	2	106,667	3.0	—	—	—
Self Storage	1	56,776	3.0	—	—	—
Other	1	28,581	3.0	—	—	—
Retail	—	—	—	1	23,000	5.0
Condominium(1)	—	—	—	4	17,163	3.0
Totals	75	$5,301,804	3.2	69	$4,909,202	3.0
______________________________________________
(1)Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project and to the same borrower.
The weighted average risk rating of our loan portfolio increased to 3.2 as of September 30, 2022 compared to 3.0 as of December 31, 2021.
During the three months ended September 30, 2022, as part of our quarterly risk rating process, we: downgraded three office loans from risk category "4" to "5" because of near-term loan maturities and a significant risk of principal loss; and upgraded one hotel and two multifamily loans from risk category "3" to "2" due to strong property-level operating performance and debt service coverage that materially exceeds original underwriting. During the three months ended September 30, 2022, we received full loan repayments with respect to eight loans with a total unpaid principal balance of $291.4 million and a weighted average risk rating of 2.6 as of June 30, 2022. The eight loans were included within our office, hotel, retail and condominium property categories. Additionally, we received partial principal repayments of $77.1 million relating to three separate loans secured by office properties. Two of the ten new loan investments made during the three months ended September 30, 2022, were assigned an initial risk rating of "2" based on their strong operating performance and debt service coverage ratios and the remaining eight new loan investments were assigned an initial risk rating of "3".
During the three months ended June 30, 2022, we downgraded one office loan and upgraded one hotel loan as part of our quarterly loan risk rating process. We downgraded one office loan from risk category "4" to "5" because of the loan's near-term maturity, and a risk of principal loss because a short sale of the underlying collateral was likely during the second half of 2022.
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
We continue to work with our borrowers to address required changes as they arise, while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses. All modified loans are performing as of September 30, 2022.
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and nine months ended September 30, 2022, we recorded an increase of $132.3 million and $179.4 million, respectively, in our allowance for credit losses for an aggregate CECL reserve of $225.6 million. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the increasing probability of an economic recession, tightening liquidity in the capital markets and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals, supply chain constraints and delays, and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2022
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$138,254	$5,054,964	$15,102	$453,000	$5,505,549	279	bps
Specific reserve	72,293	277,220	—	9,912	287,132	2,518
Total	$210,547	$5,332,184	$15,102	$462,912	$5,792,681	390	bps

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
As of September 30, 2022, non-mark-to-market financing sources accounted for 74.9% of our total loan portfolio borrowings. The remaining 25.1% of our loan portfolio borrowings, comprised primarily of our six secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks.
The following table summarizes our investment portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			September 30, 2022			December 31, 2021
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$370,868	$370,868	$—	$96,320	$96,320
Wells Fargo	Credit	25.0%	—	408,010	408,010	—	570,216	570,216
Barclays	Credit	25.0%	—	96,926	96,926	—	23,314	23,314
Morgan Stanley	Credit	25.0%	—	53,025	53,025	—	180,731	180,731
JP Morgan	Credit and Spread	25.0%	—	119,160	119,160	—	109,477	109,477
US Bank(1)	Credit	25.0%	—	—	—	—	33,982	33,982
Bank of America	Credit	25.0%	—	35,865	35,865	—	128,625	128,625
Institutional Lender 1(2)	Credit	25.0%	—	—	—	23,546	—	23,546
			—	1,083,854	1,083,854	23,546	1,142,665	1,166,211
Secured revolving credit facility
Syndicate lenders	None	100.0%	204,359	—	204,359	—	—	—

Asset-specific financing
Axos Bank	None	15.0%	108,652	—	108,652	—	—	—
BMO Facility	None	25.0%	63,510	—	63,510	—	—	—
Institutional Lender 2	None	n.a	392,070	—	392,070	—	—	—
			564,232	—	564,232	—	—	—
Collateralized loan obligations
TRTX 2018-FL2	None	n.a	—	—	—	600,001	—	600,001
TRTX 2019-FL3	None	n.a	522,995	—	522,995	918,487	—	918,487
TRTX 2021-FL4	None	n.a	1,037,500	—	1,037,500	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	—	—	—
			2,467,526	—	2,467,526	2,555,988	—	2,555,988

Non-consolidated senior interests	None	n.a	—	—	—	132,000	—	132,000
Total indebtedness			$3,236,117	$1,083,854	$4,319,971	$2,711,534	$1,142,665	$3,854,199
Percentage of total indebtedness			74.9%	25.1%	100.0%	70.4%	29.6%	100.0%
_______________________________
(1)On April 11, 2022, we repaid $34.0 million outstanding and simultaneously terminated the financing arrangement.
(2)The secured credit agreement may be re-margined beginning after its second anniversary date on October 30, 2022 based on an LTV test; otherwise, no credit or spread-based margin calls apply.

Secured Credit Agreements
As of September 30, 2022, aggregate borrowings outstanding under our secured credit agreements totaled $1.1 billion, relating to our loan investment portfolio. As of September 30, 2022, the overall weighted average interest rate was the benchmark interest rate plus 1.71% per annum, the weighted average credit spread for borrowings with mark-to-market provisions was 1.71%, the weighted average credit spread for borrowings with no current mark-to-market provisions was 4.50%, and the overall weighted average advance rate was 76.9%. As of September 30, 2022, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.3 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of September 30, 2022 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs(6)	$500,000	$555,743	76.3%	$397,706	$370,868	$26,838	$102,294	1.81%	08/19/24
Wells Fargo(7)	500,000	532,594	79.3	422,062	408,010	14,052	77,938	1.61	04/18/25
Barclays(8)	500,000	128,159	77.3	97,340	96,926	414	402,660	1.58	08/13/26
Morgan Stanley(9)	500,000	77,749	73.3	56,950	53,025	3,925	443,050	2.32	05/04/23
JP Morgan	400,000	164,733	72.3	122,511	119,160	3,351	277,489	1.60	10/30/25
Bank of America(10)	200,000	47,820	75.0	35,865	35,865	—	164,135	1.75	03/31/23
Institutional Lender 1	249,546	3,849	60.0	—	—	—	249,546	4.50	10/30/25
Totals / weighted average	$2,849,546	$1,510,647	76.9%	$1,132,434	$1,083,854	$48,580	$1,717,112	1.71%
________________________________
(1)Commitment amount represents the maximum amount of borrowings available under a given agreement once sufficient collateral assets have been approved by the lender and pledged by us.
(2)Undrawn capacity represents the positive difference between the borrowing amount approved by the lender against collateral assets pledged by us and the amount actually drawn against those collateral assets. The funding of such amounts is generally subject to the sole and absolute discretion of each lender.
(3)Represents the commitment amount less the approved borrowings, which amount is available to be borrowed provided we pledge, and the lender approves, additional collateral assets.
(4)Each secured credit agreement interest rate is subject to LIBOR or Term SOFR as its benchmark interest rate, depending upon the LIBOR transition provisions of the specific secured credit agreement and underlying transaction confirmations. The credit spread for each arrangement is added to the applicable benchmark interest rate to calculate the interest rate charged for each borrowing.
(5)Our ability to extend our secured credit agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder.
(6)On August 19, 2022, the secured credit agreement's initial maturity was extended to August 19, 2023.
(7)On February 9, 2022 the secured credit agreement’s initial maturity was extended to April 18, 2025.
(8)On April 11, 2022 the secured credit agreement's initial maturity was extended to August 13, 2025 and the Company reduced the total commitment to $500.0 million from $750.0 million. The secured credit agreement includes a $250.0 million accordion feature subject to the lender's approval.
(9)On April 29, 2022 the secured credit agreement's maturity was extended to May 4, 2023.
(10)On September 14, 2022, the secured credit agreement's initial and extended maturity was extended to March 31, 2023.
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
As of September 30, 2022, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 23.1% compared to 23.9% as of December 31, 2021.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2022, the weighted average unused fee was 16 basis points and 19 basis points, respectively. This facility is 100% recourse to Holdco. As of September 30, 2022, we pledged two loan investments with an aggregate collateral principal balance of $272.5 million and had outstanding Term SOFR-based borrowings of $204.4 million.
Asset-Specific Financing Arrangements
We closed three separate asset-specific financing arrangements with third party lenders during the second and third quarters of 2022, which increased our non-mark-to-market portfolio financing arrangements. On September 1, 2022, we closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement provides non-mark-to-market matched term, non-recourse financing. As of September 30, 2022, we had two asset-specific financing arrangements with Axos Bank secured by two performing first mortgage loans. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	September 30, 2022
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$108,652	$108,652	$107,878	4.4%	1.6	2	$198,603	$198,184	1.5
BMO Facility	1	200,000	63,510	62,892	1.7%	4.7	2	79,388	79,041	4.7
Institutional Lender 2	1	397,928	392,070	388,097	3.5%	2.7	5	513,181	491,377	2.7
Total / weighted average		$706,580	$564,232	$558,867	3.5%	2.7 years		$791,172	$768,602	2.6 years
_______________________
(1)Net of $5.4 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR under Axos Bank and the BMO Facility. Under the Institutional Lender 2 arrangement, collateral loan assets are indexed to LIBOR and the financing provided is indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility and the Institutional Lender 2 arrangement are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of September 30, 2022, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.5 billion, financing $3.0 billion, or 57.0%, of our loans held for investment portfolio and holding $286.6 million of cash for investment in eligible loan collateral. As of September 30, 2022, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 57.1% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR, LIBOR, or Compounded SOFR plus 1.78%, have a weighted average advance rate of 81.5%, and include a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held in the collateralized loan obligations.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	September 30, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	13	LIBOR	$713,696	$660,103	3.19%	1.7
Financing provided	1	Term SOFR(4)	522,995	522,268	1.72%	12.0
TRTX 2021-FL4
Collateral loan investments	24	LIBOR(5)	1,250,000	1,211,718	3.18%	2.8
Financing provided	1	LIBOR	1,037,500	1,032,609	1.60%	15.4
TRTX 2022-FL5
Collateral loan investments	18	LIBOR(6)	1,075,000	1,058,611	3.32%	3.5
Financing provided	1	Compounded SOFR	907,031	901,791	2.02%	16.4
Total
Collateral loan investments(7)	55	LIBOR	$3,038,696	$2,930,432	3.23%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,467,526	$2,456,668	1.78%	15.1 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $1.4 million held within the Sub-REIT structure.
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
(5)As of September 30, 2022, the TRTX 2022-FL4 mortgage assets are indexed to LIBOR, with the exception of three participation interests totaling $106.4 million which are indexed to Term SOFR.
(6)As of September 30, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of two participation interests totaling $87.8 million which are indexed to Term SOFR. We have the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 13.4%, 23.4% and 20.2% of the aggregate unpaid principal balance of our loans held for investment portfolio as of September 30, 2022.
(8)During the three months ended September 30, 2022, we recognized interest expense of $26.4 million, which includes $1.9 million of deferred financing cost amortization. During the nine months ended September 30, 2022, we recognized interest expense of $58.8 million, which includes $6.0 million of deferred financing cost amortization.
During the three and nine months ended September 30, 2022, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 six times, recycling repayment of loan principal of $120.9 million and eight times, recycling repayment of loan principal of $207.6 million, respectively. During the three and nine months ended September 30, 2022, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 two times, recycling $74.2 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021.
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
On August 18, 2022, our $35.0 million retained mezzanine loan was repaid. As of September 30, 2022, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
Financial Covenants for Outstanding Borrowings
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements require Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness
Tangible Net Worth	$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock
Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0
Interest Coverage	Minimum interest coverage ratio of no less than 1.5 to 1.0
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of September 30, 2022 and December 31, 2021.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021, LIBOR, and thereafter Term or Compounded SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of September 30, 2022, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $1.0 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 3.3% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that vary based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio as of September 30, 2022 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$5,332,184
Floating rate mortgage loan liabilities(1)(2)	(4,319,971)
Total floating rate mortgage loan exposure, net	$1,012,213
__________________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of September 30, 2022, $1.1 billion of $5.3 billion of our floating rate mortgage loan assets and $2.9 billion of $4.3 billion of our outstanding floating rate mortgage loan liabilities were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended,
	September 30, 2022			June 30, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,902,928	$74,680	6.1%	$4,893,521	$64,571	5.3%
Retained mezzanine loans	35,000	817	17.4%	35,000	1,450	16.6%
Core interest-earning assets	$4,937,928	$75,497	6.2%	$4,928,521	$66,021	5.4%

Interest-bearing liabilities:
Collateralized loan obligations	2,529,651	26,380	4.2%	$2,732,973	$18,153	2.7%
Secured credit agreements	1,108,407	11,903	4.3%	1,107,521	8,299	3.0%
Secured revolving credit facility	167,809	2,259	6.0%	44,594	678	6.0%
Asset-specific financing arrangements	271,030	4,530	5.4%	90,323	878	5.4
Total interest-bearing liabilities	$4,076,897	$45,072	4.4%	$3,975,411	$28,008	2.9%
Net interest income(3)		$30,425			$38,013

Other Interest-earning assets:
Cash equivalents	$309,619	$911	1.2%	$365,822	$219	0.2%
Accounts receivable from servicer/trustee	365,018	452	0.5%	207,252	33	0.1%
Total interest-earning assets	$5,612,565	$76,860	5.5%	$5,501,595	$66,273	4.8%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2022. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,951,235	$199,132	5.4%	$4,678,282	$176,687	5.0%
Retained mezzanine loans	34,987	3,403	15.6%	33,961	3,361	13.2%
Core interest-earning assets	$4,986,222	$202,535	5.4%	$4,712,243	$180,048	5.1%

Interest-bearing liabilities:
Collateralized loan obligations	2,660,559	58,832	2.9%	$2,600,659	$35,705	1.8%
Secured credit agreements	1,135,636	28,246	3.3%	1,043,230	25,428	3.2%
Secured revolving credit facility	97,029	3,094	4.3%	—	—	—
Asset-specific financing arrangements	113,501	5,409	6.4%	—	—	—
Mortgage loan payable	—	—	—	50,000	2,153	5.7%
Total interest-bearing liabilities	$4,006,725	$95,581	3.2%	$3,693,889	$63,286	2.3%
Net interest income(3)		$106,954			$116,762

Other Interest-earning assets:
Cash equivalents	$325,106	$1,134	0.5%	$185,564	$15	0.0%
Accounts receivable from servicer/trustee	172,093	485	0.4%	102,863	4	0.0%
Total interest-earning assets	$5,483,421	$204,154	5.0%	$5,000,670	$180,067	4.8%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2022. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended September 30, 2022 and June 30, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2022	June 30, 2022[2]	Variance
Interest income and interest expense
Interest income	$75,497	$66,021	$9,476
Interest expense	(45,072)	(28,008)	(17,064)
Net interest income	30,425	38,013	(7,588)
Other revenue
Other income, net	1,362	629	733
Total other revenue	1,362	629	733
Other expenses
Professional fees	1,074	1,150	(76)
General and administrative	1,197	949	248
Stock compensation expense	932	1,328	(396)
Servicing and asset management fees	494	493	1
Management fee	5,906	5,856	50
Incentive management fee	—	5,183	(5,183)
Total other expenses	9,603	14,959	(5,356)
Gain on sale of real estate owned, net	—	13,291	(13,291)
Credit loss (expense) benefit, net	(136,666)	(42,290)	(94,376)
(Loss) income before income taxes	(114,482)	(5,316)	(109,166)
Income tax expense, net	(125)	(118)	(7)
Net (loss) income	$(114,607)	$(5,434)	$(109,173)
Preferred stock dividends and participating securities' share in earnings	(3,307)	(3,374)	67
Net (loss) income attributable to common stockholders - see Note 11	$(117,914)	$(8,808)	$(109,106)
Other comprehensive income (loss)
Net (loss) income	$(114,607)	$(5,434)	$(109,173)
Comprehensive net (loss) income	$(114,607)	$(5,434)	$(109,173)
(Loss) earnings per common share, basic(1)	$(1.52)	$(0.11)	$(1.41)
(Loss) earnings per common share, diluted(1)	$(1.52)	$(0.11)	$(1.41)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended June 30, 2022 can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 2, 2022.
Net Interest Income
Net interest income decreased by $7.6 million to $30.4 million during the three months ended September 30, 2022 compared to $38.0 million for the three months ended June 30, 2022. The decrease was primarily due to an increase in the benchmark index rates tied to all of our loans and borrowings which increased our interest expense more quickly than it increased our interest income. By the end of the third quarter of 2022, the benchmark index rates exceeded the highest of the rate floors embedded in certain of our loans, which had previously constrained increases in interest income in response to rising benchmark rates. Additionally, our weighted average interest rate floors decreased from 0.90% as of June 30, 2022 to 0.85% as of September 30, 2022.

Other Revenue
Other revenue increased $0.7 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 primarily due to an increase in interest rates earned on cash balances during the three months ended September 30, 2022, partially offset by the absence of $0.4 million of income recognized from our REO property prior to its sale during the three months ended June 30, 2022.
Other Expenses
Other expenses decreased $5.4 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily due to incentive management fee expense of $5.2 million earned during the second quarter of 2022 resulting from an increase in Core Earnings (as defined in the Management Agreement) primarily attributable to the $13.3 million gain on sale of real estate owned, net during the second quarter of 2022.
Gain on Sale of Real Estate Owned, net
During the three months ended June 30, 2022, we sold the remaining 10 acre parcel of the REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not own any real estate owned during the three months ended September 30, 2022.
Allowance for Credit Losses
Allowance for Credit losses increased by $94.4 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022. The increase to our allowance for credit losses was due to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended September 30, 2022 and June 30, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended September 30, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million. During the three months ended June 30, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Nine Months Ended
	September 30, 2022	September 30, 2021	Variance
Interest income and interest expense
Interest income	$202,535	$180,048	$22,487
Interest expense	(95,581)	(63,286)	(32,295)
Net interest income	106,954	116,762	(9,808)
Other revenue
Other income, net	2,009	350	1,659
Total other revenue	2,009	350	1,659
Other expenses
Professional fees	3,370	3,380	(10)
General and administrative	3,315	3,285	30
Stock compensation expense	3,526	4,099	(573)
Servicing and asset management fees	1,481	1,117	364
Management fee	17,471	15,910	1,561
Incentive management fee	5,183	—	5,183
Total other expenses	34,346	27,791	6,555
Gain on sale of real estate owned, net	13,291	—	13,291
Credit loss (expense) benefit, net	(183,840)	5,751	(189,591)
Income before income taxes	(95,932)	95,072	(191,004)
Income tax expense, net	(328)	(1,400)	1,072
Net income	$(96,260)	$93,672	$(189,932)
Preferred stock dividends and participating securities' share in earnings	(10,026)	(16,497)	6,471
Series B Preferred Stock redemption make-whole payment	—	(22,485)	22,485
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(25,449)	25,449
Net income attributable to common stockholders - see Note 11	$(106,286)	$29,241	$(135,527)
Other comprehensive income
Net income	$(96,260)	$93,672	$(189,932)
Comprehensive net income	$(96,260)	$93,672	$(189,932)
Earnings per common share, basic(1)	$(1.38)	$0.38	$(1.76)
Earnings per common share, diluted(1)	$(1.38)	$0.36	$(1.74)
Dividends declared per common share	$0.72	$0.64	$0.08
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $9.8 million to $107.0 million during the nine months ended September 30, 2022 compared to $116.8 million for the nine months ended September 30, 2021. The decrease was primarily due to an increase in the weighted average index rate, which increased our interest expense, and the lingering impact of high-rate floors on certain of our loans, which limited an increase in interest income on these loans until late in the third quarter, when benchmark rates exceeded 100% of our rate floors during the nine months ended September 30, 2022. Our weighted average interest rate floors decreased from 1.33% as of September 30, 2021 to 0.85% as of September 30, 2022.
Other Revenue
Other revenue increased $1.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in interest rates earned on our cash balances and $0.4 million recognized in association with our REO property prior to its sale during the second quarter of 2022.

Other Expenses
Other expenses increased $6.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to incentive management fees of $5.2 million resulting from an increase in Core Earnings primarily attributable to the $13.3 million gain on sale of real estate owned, net during the second quarter of 2022. Additionally, management fee expense increased $1.6 million for the nine months ended September 30, 2022 compared to the same period in 2021.
Gain on Sale of Real Estate Owned, net
During the nine months ended September 30, 2022, we sold the remaining 10 acre parcel of the REO Property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not sell any real estate owned during the nine months ended September 30, 2021.
Allowance for Credit Losses
Allowance for Credit losses increased by $189.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $183.8 million increase to our allowance for credit losses during the nine months ended September 30, 2022 compared to a $5.8 million benefit recognized during the comparable period. The increase to the Company's allowance for credit losses was due to weakening credit indicators, weakening conditions in the capital markets and a decline in investment sales, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense decreased $1.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a reduction of excess inclusion income (“EII”) generated by certain of our CRE CLOs. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 9 to our Consolidated Financial Statements included in this Form 10-Q for details.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the nine months ended September 30, 2022, we declared and paid a cash dividend of $9.4 million related to our Series C Preferred Stock. During the nine months ended September 30, 2021, we declared and paid a cash dividend of $12.3 million related to our Series B Preferred Stock.
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
Dividends Declared Per Common Share
During the nine months ended September 30, 2022, we declared cash dividends of $0.72 per common share, or $56.1 million. During the nine months ended September 30, 2021, we declared cash dividends of $0.64 per common share, or $49.6 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of September 30, 2022, we had outstanding 77.4 million shares of our common stock representing $1.1 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $4.3 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
Our Debt-to-Equity ratio and Total Leverage ratio as of September 30, 2022 reflect the increase in our allowance for credit losses during the nine months ended September 30, 2022 of $183.8 million.
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	September 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	3.13x	2.36x
Total leverage ratio(2)	3.13x	2.45x
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
Our current sources of immediate liquidity are set forth in the following table (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$236,094	$260,635
Secured credit agreements	48,580	60,319
Collateralized loan obligation proceeds held at trustee	286,621	204
Total	$571,295	$321,158
Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2022, loan repayments (including $0.6 million of accrued PIK interest) totaled $1,171.7 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $7.6 million that are eligible to pledge under our existing financing arrangements.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.3 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, $462.9 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$82,540	$97,023
Cash flows (used in) investing activities	(616,841)	(332,550)
Cash flows provided by financing activities	509,840	185,788
Net change in cash, cash equivalents, and restricted cash	$(24,461)	$(49,739)
Operating Activities
During the nine months ended September 30, 2022 and 2021, cash flows provided by operating activities totaled $82.5 million and $97.0 million, respectively, primarily related to net interest income, offset by operating expenses.
Investing Activities
During the nine months ended September 30, 2022, cash flows used in investing activities totaled $616.8 million primarily due to new loan originations and acquisitions of $1,461.9 million, advances on loans of $105.9 million, offset by loan repayments of $877.1 million and proceeds from the sale of real estate owned of $73.9 million. During the nine months ended September 30, 2021 cash flows used in investing activities totaled $332.6 million primarily due to new loan originations of $1,062.9 million and advances on loans of $110.2 million, offset by loan repayments of $782.1 million and proceeds from sales of loans of $58.4 million.
Financing Activities
During the nine months ended September 30, 2022, cash flows provided by financing activities totaled $509.8 million primarily due to the issuance of TRTX 2022-FL5 which generated gross proceeds of $907.0 million, borrowings on our secured financing agreements of $1,147.5 million, borrowings on our asset-specific financing arrangements of $564.2 million, offset by repayments of CRE CLO liabilities of $995.5 million (of which $600.8 million related to the redemption of TRTX 2018-FL2), payments on secured financing agreements of $1,025.5 million, and payment of dividends on our common stock and Series C Preferred Stock of $71.0 million. During the nine months ended September 30, 2021, cash flows provided by financing activities totaled $185.8 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion net of the FL4 Ramp-Up Account of $308.9 million, issuance of Series C Preferred Stock of $201.3 million offset by net payments on secured financing agreements of $602.9 million, payments related to the redemption of Series B Preferred Stock of $247.5 million, payment of dividends on our common stock and Series B Preferred Stock of $76.5 million and payments of deferred financing costs of $9.4 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2022 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$462,912	$160,859	$302,053	$—	$—
Collateralized loan obligations—principal(2)	2,467,526	761,095	516,771	353,245	836,415
Secured credit agreements—principal(3)	1,083,854	88,891	994,963	—	—
Secured revolving credit facility—principal(3)	204,359	—	204,359	—	—
Asset-specific financing arrangements—principal(4)	564,232	—	292,660	271,572	—
Collateralized loan obligations—interest(5)	365,932	23,361	52,132	59,482	230,957
Secured credit agreements—interest(5)	105,998	2,574	103,424	—	—
Secured revolving credit facility—interest(3)	25,073	—	25,073	—	—
Asset-specific financing arrangements—interest(5)	97,021	—	31,029	65,992	—
Total	$5,376,907	$1,036,780	$2,522,464	$750,291	$1,067,372
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
(4)The allocation of asset-specific financing arrangements are based on the extended maturity date for the specific arrangement or, in the case of the BMO Facility and the Institutional Lender 2 arrangement, the fully extended maturity date of the underlying mortgage loan collateral.
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of September 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans are indexed to LIBOR or Term SOFR; our related liabilities are indexed to LIBOR, Compounded SOFR or Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the public and private equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. No incentive management fee was earned during the three months ended September 30, 2022. During the nine months ended September 30, 2022, our Manager earned $5.2 million of incentive management fees. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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

Corporate Activities
Offering of Common Stock
On March 7, 2019, we and our Manager entered into an equity distribution agreement with each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, JMP Securities LLC, Wells Fargo Securities, LLC and TPG Capital BD, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”) relating to the issuance and sale of shares of our common stock pursuant to a continuous offering program. In accordance with the terms of the equity distribution agreement, we may, at our discretion and from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $125.0 million through the Sales Agents, each acting as our agent. The offering of shares of our common stock pursuant to the equity distribution agreement will terminate upon the earlier of (1) the sale of shares of our common stock subject to the equity distribution agreement having an aggregate gross sales price of $125.0 million and (2) the termination of the equity distribution agreement by the Sales Agents or us at any time as set forth in the equity distribution agreement. As of September 30, 2022, cumulative gross proceeds issued under the equity distribution agreement totaled $50.9 million, leaving $74.1 million available for future issuance subject to the direction of management, and market conditions.
Each Sales Agent will be entitled to commissions in an amount not to exceed 1.75% of the gross sales prices of shares of our common stock sold through it, as our agent. No shares of common stock were sold pursuant to the equity distribution agreement during the nine months ended September 30, 2022 and 2021.
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
On September 12, 2022, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the third quarter of 2022. The common stock dividend was paid on October 25, 2022 to the holders of record of our common stock as of September 28, 2022.
On September 8, 2022, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2022. The Series C Preferred Stock dividend was paid on September 30, 2022 to the preferred stockholders of record as of September 20, 2022.
On September 13, 2021, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.6 million in the aggregate, for the third quarter of 2021. The common stock dividend was paid on October 22, 2021 to the holders of record of our common stock as of September 29, 2021.
On September 13, 2021, our Board of Directors declared a cash dividend of $0.4601 per share of Series C Preferred Stock, or $3.7 million in the aggregate, for the period of issuance to, but not including, September 30, 2021. The Series C Preferred Stock dividend was paid on September 30, 2021 to the preferred stockholders of record as of September 20, 2021.
For the nine months ended September 30, 2022 and 2021, common stock dividends in the amount of $56.1 million and $49.6 million, respectively, were declared and approved.
As of September 30, 2022 and December 31, 2021, common stock dividends of $18.7 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements in our Form 10-K filed with the SEC on February 23, 2022, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment, and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy, described above.
We consider key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in our commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; industrial; mixed-use; land for industrial and office use; and self storage.
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
We generally assign a risk rating of “3” to all loans originated or acquired during the most recent quarter, except when specific circumstances warrant an exception.
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
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the three and nine months ended September 30, 2022, we recognized an increase of $132.3 million and $179.4 million, respectively, to our allowance for credit losses. The credit loss allowance was $225.6 million as of September 30, 2022.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2022 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
First mortgage loans(1)
1	Senior Loan	7/28/2022	$245.0	$245.0	$245.0	S + 3.4%	S + 3.6%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
2	Senior Loan(10)	8/21/2019	228.8	226.9	226.9	L + 1.6%	L + 1.8%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$452 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	151.9	151.4	L + 3.9%	L + 4.1%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan	7/20/2021	188.0	187.0	187.0	L + 3.4%	L + 3.6%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%	3
5	Senior Loan(11)	9/18/2019	185.0	185.0	185.0	L + 2.9%	L + 3.2%	Floating	3/9/2023	New York, NY	Office	Moderate Transitional	$836 Sq ft	65.2%	3
6	Senior Loan(12)	6/28/2018	177.6	169.6	169.6	L + 4.7%	L + 5.1%	Floating	3/9/2024	Philadelphia, PA	Office	Bridge	$166 Sq ft	73.6%	4
7	Senior Loan	8/7/2018	152.6	110.4	110.4	L + 3.4%	L + 3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$215 Sq ft	61.4%	3
8	Senior Loan(13)	9/1/2022	148.5	140.8	135.8	L + 3.5%	L + 4.6%	Floating	6/9/2026	Dallas, TX	Hotel	Bridge	$445,946 Unit	54.2%	2
9	Senior Loan	5/15/2019	141.0	132.5	132.5	L + 3.6%	L + 4.0%	Floating	9/9/2023	New York, NY	Mixed-Use	Moderate Transitional	$1,717 Sq ft	61.0%	4
10	Senior Loan(14)	9/1/2022	128.0	128.0	118.4	L + 3.5%	L + 10.7%	Floating	11/15/2023	San Francisco, CA	Multifamily	Bridge	$387,969 Unit	67.0%	3
11	Senior Loan	5/7/2021	122.5	119.1	119.1	L + 2.9%	L + 3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
12	Senior Loan	6/14/2021	114.0	86.0	86.0	L + 3.1%	L + 3.4%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
13	Senior Loan	11/26/2019	113.0	113.7	113.7	L + 3.0%	L + 3.3%	Floating	12/9/2024	Burbank, CA	Hotel	Bridge	$231,557 Unit	70.4%	4
14	Senior Loan(15)	9/1/2022	112.8	112.8	112.2	L + 3.3%	L + 3.6%	Floating	8/9/2024	Brooklyn, NY	Multifamily	Bridge	$473,950 Unit	50.9%	2
15	Senior Loan	12/20/2018	105.9	101.8	101.8	L + 4.0%	L + 4.2%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	4
16	Senior Loan	12/18/2019	101.0	86.3	86.3	L + 2.6%	L + 2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	4
17	Senior Loan	4/1/2022	97.0	76.0	76.0	S + 3.4%	S + 3.7%	Floating	4/9/2027	Los Angeles, CA	Multifamily	Moderate Transitional	$551,136 Unit	60.0%	3
18	Senior Loan	12/9/2021	96.0	90.0	89.2	L + 3.8%	L + 4.0%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
19	Senior Loan	10/27/2021	92.2	89.5	89.5	L + 3.3%	L + 3.6%	Floating	11/9/2026	Nashville, TN	Multifamily	Light Transitional	$143,984 Unit	73.2%	3
20	Senior Loan	6/29/2021	90.0	85.3	85.3	L + 3.0%	L + 3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%	3
21	Senior Loan	9/29/2017	89.5	89.2	89.2	L + 3.9%	L + 4.2%	Floating	10/9/2022	Dallas, TX	Office	Moderate Transitional	$106 Sq ft	50.7%	5
22	Senior Loan	9/25/2020	87.9	78.3	78.3	L + 3.0%	L + 3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$198 Sq ft	78.4%	5
23	Senior Loan	2/1/2017	80.7	80.7	80.7	L + 5.7%	L + 6.0%	Floating	2/9/2023	St. Pete Beach, FL	Hotel	Light Transitional	$211,257 Unit	60.7%	2
24	Senior Loan	11/30/2021	80.0	78.8	78.2	L + 3.5%	L + 3.8%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	3
25	Senior Loan	8/8/2019	76.5	63.3	63.3	L + 3.0%	L + 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	4
26	Senior Loan	12/10/2019	75.8	61.5	61.5	L + 2.6%	L + 2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	4
27	Senior Loan	10/12/2021	74.0	70.0	70.0	L + 5.3%	L + 5.6%	Floating	11/9/2025	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
28	Senior Loan	7/28/2022	72.0	71.0	71.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
29	Senior Loan(16)	9/1/2022	70.0	70.0	65.1	L + 3.4%	L + 5.3%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$346,034 Unit	61.2%	3
30	Senior Loan	2/9/2022	70.0	64.0	64.0	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$188 Sq ft	72.1%	3
31	Senior Loan	7/26/2022	69.0	57.1	56.8	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$173 Sq ft	66.2%	3
32	Senior Loan	9/30/2021	69.0	56.3	56.3	L + 3.7%	L + 4.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
33	Senior Loan	11/30/2021	65.6	52.4	51.9	L + 3.4%	L + 3.7%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
34	Senior Loan	6/28/2019	63.9	59.1	59.1	L + 2.5%	L + 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
35	Senior Loan	4/20/2022	63.0	63.0	62.5	S + 4.2%	S + 4.5%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
36	Senior Loan	4/11/2022	62.4	57.9	57.9	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	3
37	Senior Loan	6/25/2019	62.0	62.0	62.0	L + 3.1%	L + 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
38	Senior Loan(17)	9/1/2022	61.5	61.5	59.8	L + 2.8%	L + 3.5%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
39	Senior Loan	12/29/2021	60.6	55.0	54.5	L + 3.3%	L + 3.6%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
40	Senior Loan	12/18/2019	58.8	58.8	58.7	L + 2.7%	L + 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	2
41	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
42	Senior Loan	6/20/2018	55.7	55.7	55.7	L + 3.0%	L + 3.3%	Floating	10/9/2022	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%	5

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
43	Senior Loan	3/12/2020	55.0	51.7	51.6	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
44	Senior Loan	1/22/2019	54.0	54.0	54.0	L + 4.4%	L + 4.8%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	5
45	Senior Loan	10/10/2019	52.9	50.6	50.6	L + 2.8%	L + 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$214 Sq ft	69.5%	3
46	Senior Loan	1/8/2019	52.8	38.9	38.9	L + 3.8%	L + 4.1%	Floating	2/9/2024	Kansas City, MO	Office	Moderate Transitional	$80 Sq ft	74.3%	3
47	Senior Loan	12/17/2021	52.1	47.2	47.2	L + 3.7%	L + 3.9%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
48	Senior Loan	10/27/2021	51.9	41.4	41.0	L + 3.4%	L + 3.6%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%	3
49	Senior Loan	6/24/2022	51.6	47.8	47.8	S + 3.8%	S + 4.0%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
50	Senior Loan(18)	6/3/2021	51.4	48.5	48.2	L + 4.7%	L + 4.8%	Floating	6/9/2026	Durham, NC	Multifamily	Bridge	$102,787 Unit	86.3%	3
51	Senior Loan	12/20/2017	51.0	51.5	51.5	L + 4.8%	L + 5.0%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
52	Senior Loan	8/26/2021	51.0	27.9	27.5	L + 4.1%	L + 4.4%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%	3
53	Senior Loan	5/26/2022	50.6	29.0	28.6	S + 8.5%	S + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
54	Senior Loan	3/12/2020	50.2	47.3	47.2	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
55	Senior Loan	6/2/2021	48.6	45.1	44.8	L + 3.8%	L + 4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
56	Senior Loan	4/6/2021	47.0	45.9	45.8	L + 3.7%	L + 4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%	3
57	Senior Loan	8/10/2022	46.2	36.4	35.9	S + 3.9%	S + 4.2%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
58	Senior Loan	9/30/2021	45.9	45.9	45.6	L + 3.3%	L + 3.6%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	2
59	Senior Loan	3/17/2021	45.4	44.5	44.3	L + 3.3%	L + 3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
60	Senior Loan	12/21/2021	45.0	41.1	41.1	L + 3.7%	L + 3.9%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
61	Senior Loan	3/30/2018	43.1	41.1	41.1	L + 3.7%	L + 4.0%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$149 Sq ft	57.9%	4
62	Senior Loan	1/14/2022	43.0	43.0	42.9	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
63	Senior Loan	3/4/2022	43.0	43.0	42.7	S + 4.0%	S + 4.1%	Floating	3/9/2027	Various, SC	Industrial	Bridge	$35 Sq ft	45.3%	3
64	Senior Loan	3/7/2019	39.2	40.4	40.4	L + 3.8%	L + 4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
65	Senior Loan	3/11/2019	39.0	39.0	39.0	L + 3.4%	L + 3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	2
66	Senior Loan	7/15/2021	39.0	39.0	38.8	L + 3.5%	L + 3.8%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
67	Senior Loan	6/3/2021	36.4	33.9	33.7	L + 3.6%	L + 3.8%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
68	Senior Loan	1/4/2018	35.2	30.4	30.4	L + 3.7%	L + 3.9%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	4
69	Senior Loan	8/11/2021	34.5	31.4	31.3	L + 3.6%	L + 3.8%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
70	Senior Loan	6/9/2022	31.2	27.7	27.4	S + 3.6%	S + 3.8%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
71	Senior Loan	8/23/2022	31.0	27.5	27.2	S + 4.0%	S + 4.5%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
72	Senior Loan	5/14/2021	27.6	24.1	23.9	L + 3.2%	L + 3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
73	Senior Loan	10/27/2021	24.6	17.1	16.9	L + 5.5%	L + 5.7%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%	3
74	Senior Loan	6/29/2022	24.5	21.6	21.5	S + 3.9%	S + 4.0%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
75	Senior Loan	1/26/2022	19.0	17.3	17.1	S + 3.8%	S + 3.8%	Floating	2/9/2027	Los Angeles, CA	Multifamily	Light Transitional	$191,919 Unit	81.4%	3
Total / weighted average(9)			$5,792.7	$5,332.2	$5,301.8	BR +3.5%	BR +4.0%		2.9 years					67.2%	3.2
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)Interest rate represents the formula pursuant to which our right to receive a cash coupon on a loan is determined, or the underlying benchmark interest rate ("BR") plus credit spread.
(5)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio assumes the applicable floating benchmark interest rate as of September 30, 2022 and excludes the impact of our interest rate floors.
(6)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2022, based on unpaid principal balance, 47.4% of our loans were subject to yield maintenance or other prepayment restrictions and 52.6% were open to repayment by the borrower without penalty.

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
(9)Represents the weighted average of the credit spread as of September 30, 2022 for the loans, all of which are floating rate.
(10)Calculated as the ratio of unpaid principal balance as of September 30, 2022 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.
(11)This loan is comprised of a first mortgage loan of $98.3 million and a contiguous mezzanine loan of $86.7 million, of which we own both. Each loan carries the same interest rate.
(12)This loan is comprised of a first mortgage loan of $129.4 million and a contiguous mezzanine loan of $48.2 million, of which we own both. Each loan carries the same interest rate.
(13)This loan represents a 75.0% pari passu participation interest in a first mortgage loan, that was originated by a third party on June 11, 2021 and acquired by us on September 1, 2022.
(14)This loan represents a 19.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on October 29, 2020 and acquired by us on September 1, 2022.
(15)This loan represents a 50.0% pari passu participation interest in a first mortgage loan, that was originated by a third party on July 18, 2019 and acquired by us on September 1, 2022.
(16)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(17)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.
(18)On June 3, 2021, we originated a loan with a total loan commitment of $51.4 million. This loan is comprised of a first mortgage loan of $46.3 million and a contiguous mezzanine loan of $5.1 million, of which we own both. The interest rate on the first mortgage loan is 3.9% and the interest rate on the contiguous mezzanine loan is 12.0%. The weighted average interest rate is 4.7%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2022, the weighted average interest rate floor for our loan portfolio was 0.85%. As of September 30, 2022, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2022, less than 3.3% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2022, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$5,332,184	Interest income	$13,330	$(13,330)	$26,661	$(26,661)	$39,991	$(39,985)
Floating rate mortgage loan liabilities	(4,319,971)	Interest expense	(10,800)	10,800	(21,600)	21,600	(32,400)	32,400
Total floating rate mortgage loan exposure, net	$1,012,213	Total change in net interest income	$2,530	$(2,530)	$5,061	$(5,061)	$7,591	$(7,585)
__________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of September 30, 2022, $1.1 billion of $5.3 billion of our floating rate mortgage loan assets (based on total unpaid principal balance) and $2.9 billion of $4.3 billion of floating rate mortgage loan liabilities (based on outstanding principal balance) were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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

Date: November 1, 2022	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)