Form 10-K
period 2022-12-31
TPG RE Finance Trust, Inc.
filed 2023-02-21
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $633.1 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.
As of February 17, 2023, there were 77,410,282 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

Certain Terms

In this annual report, except where the context requires otherwise:
•“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•“TPG” refers to TPG, Inc., a Delaware corporation (previously TPG Global, LLC, a Delaware limited liability company), and its affiliates.
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
•the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates such as term or compounded Secured Overnight Financing Rate (“SOFR”);
•adverse changes in the real estate and real estate capital markets;
•general volatility of the securities markets in which we participate;
•changes in our business, investment strategies or target assets;
•difficulty in obtaining financing or raising capital;
•an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements;
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
•reduced demand for office space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
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
•our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from standard-setting bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Internal Revenue Service (“IRS”), the New York Stock Exchange (“NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.
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
Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a global, diversified alternative asset management firm consisting of five multi-product private equity investment platforms, including capital, growth, impact, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG’s real estate equity group and TPG’s executive committee.
TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners and TPG Thematic Advantage Core-Plus, TPG’s real estate equity investment vehicles, and us, TPG’s dedicated real estate debt investment platform. Collectively, TPG Real Estate managed more than $19.8 billion in real estate and real estate-related assets as of September 30, 2022. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 19 and 38 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.
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
See Note 10 to our Consolidated Financial Statements included in this Form 10-K for more detail on the terms of the Management Agreement.
Investment Strategy
Our investment objective is to directly originate and acquire a diversified portfolio of commercial real estate related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, including, but not limited to, the following:
•Commercial Mortgage Loans. We focus primarily on directly originating and selectively acquiring first mortgage loans. These loans are secured by high quality commercial real estate properties undergoing some form of transition and value creation, such as retenanting, refurbishment or other form of repositioning, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a pari passu participation within a commercial mortgage loan.
•Other Commercial Real Estate-Related Debt Instruments. From time to time we may invest in other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments. We have in the past invested in short-term, primarily investment grade CRE CLOs and commercial mortgage-backed securities (“CMBS”).
The commercial mortgage loans we target for origination or acquisition typically include, but are not limited to, the following characteristics:
•Unpaid principal balance greater than $50.0 million;
•As-is loan-to value (“LTV”) of less than 80% with respect to individual properties;
•Floating rate loans tied to the one-month U.S. dollar-denominated LIBOR or Secured Overnight Financing Rate (“SOFR”) and credit spreads of 300 to 600 basis points over the benchmark interest rate;
•Secured by properties that are: (1) primarily in the multifamily, life science, mixed-use, hospitality, self storage, and industrial real estate sectors; (2) expected to reach stabilization within 24 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals, such as growth in employment and household formation, medical infrastructure, universities and attractive cultural and lifestyle amenities; and
•Well-capitalized sponsors with experience in particular real estate sectors and geographic markets.
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
Investment Portfolio
Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of December 31, 2022, our balance sheet loan portfolio consisted of 70 loans held for investment totaling $5.4 billion of commitments and an unpaid principal balance of $5.0 billion, with a weighted average credit spread of 3.4%.
As of December 31, 2022, our balance sheet loan portfolio had a weighted average all-in yield of 8.1% and a weighted average term to extended maturity (assuming all extension options are exercised by our borrowers) of 2.8 years. As of December 31, 2022, 100.0% of our loan commitments were floating rate, of which 100.0% were first mortgage loans or, in two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of December 31, 2022, our balance sheet loan portfolio had a weighted average LTV of 67.2% and, subject to the satisfaction of certain borrower milestones, $426.1 million of unfunded loan commitments.
As of December 31, 2022, we did not hold any real estate owned (“REO”) or CRE debt securities.

Loan Portfolio
The following table details overall statistics for our loans held for investment portfolio as of December 31, 2022 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans	70	70
Floating rate loans	100.0%	100.0%
Total loan commitment(1)	$5,429,146	$5,429,146
Unpaid principal balance(2)	$5,004,798	$5,004,798
Unfunded loan commitments(3)	$426,061	$426,061
Amortized cost	$4,978,674	$4,978,674
Weighted average credit spread(4)	3.4%	3.4%
Weighted average all-in yield(4)	8.1%	8.1%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	67.2%	67.2%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2022. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.
(2)Unpaid principal balance includes PIK interest of $1.7 million as of December 31, 2022.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of December 31, 2022, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of December 31, 2022, based on the total loan commitments of our loan portfolio, 20.7% (or $1.1 billion) of our loans were subject to Term SOFR and 79.3% (or $4.3 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of December 31, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by our borrowers; provided, however, that our loans may be repaid prior to such date. As of December 31, 2022, based on the unpaid principal balance of our total loan exposure, 37.8% of our loans were subject to yield maintenance or other prepayment restrictions and 62.2% were open to repayment by the borrower without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2022, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
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

The following charts present, by total loan commitment, the property types securing our balance sheet loans held for investment portfolio and their geographic distribution within the U.S., as of December 31, 2022:
The following charts present, by total loan commitment, our loans held for investment portfolio by year of origination and loan category, as of December 31, 2022:

As of December 31, 2022, two loans, one secured by a multifamily property and another by an office property, were on non-accrual status due to a maturity default in one instance and non-payment of interest in the other. The amortized cost of the loan investments was $190.4 million. As of December 31, 2022, our allowance for credit losses for loans held for investment was $214.6 million, or 395 basis points of total loan commitments, including an allowance for credit losses on unfunded loan commitments, compared to $46.2 million, or 85 basis points of total loan commitments, as of December 31, 2021, an increase of $168.4 million from the prior year.

The following table details our total loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”), as of December 31, 2022 (dollars in thousands).

MSA(1)	MSA rank(1)	Number of loans	Loan commitment	Unpaid principal balance
New York City	1	7	$939,697	$917,625
San Francisco	11	5	596,748	509,759
Los Angeles	2	6	484,602	434,587
Dallas	4	2	235,500	200,613
San Antonio	24	4	184,370	173,572
Philadelphia	7	1	177,603	169,603
Atlanta	9	1	152,633	110,356
Miami	8	3	133,475	128,532
Baltimore	21	1	122,500	120,243
Chicago	3	2	119,000	118,536
Tampa	18	2	116,000	103,760
Houston	5	2	114,532	114,532
Washington DC	6	1	101,000	86,464
San Diego	17	2	75,600	50,720
St. Louis	20	1	65,600	52,400
Riverside (San Bernardino)	13	1	36,440	33,915
Phoenix	12	1	34,500	31,400
Charlotte	22	1	23,043	23,043
Other		27	1,716,303	1,625,138
Total		70	$5,429,146	$5,004,798
_________________________________
(1)Based on rankings of MSA for 2020 according to the United States Census Bureau.
Real Estate Owned and CRE Debt Securities Portfolio
As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip with a carrying value of $60.6 million. The Las Vegas land was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. On April 4, 2022, we sold the 10 acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. On October 12, 2022, we acquired an office property pursuant to a negotiated deed-in-lieu of foreclosure. On November 21, 2022, we sold the office property for gross proceeds of $78.6 million. As of December 31, 2022, we no longer own any REO.
We have, in the past, invested in CRE debt securities. As of December 31, 2022, we did not own any CRE debt securities.
For additional information regarding our investment portfolio as of December 31, 2022, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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
Our borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). As of December 31, 2022, 73.5% of our loan investment portfolio financing arrangements contained no mark-to-market provisions.
The following table details the principal balance amounts outstanding for our investment portfolio financing arrangements as of December 31, 2022 (dollars in thousands):

	Total indebtedness	Non-mark-to-market	Mark-to-market
Collateralized loan obligations	$2,461,170	$2,461,170	$—
Secured credit agreements	1,108,386	—	1,108,386
Secured revolving credit facility	44,279	44,279	—
Asset-specific financing	565,376	565,376	—
Non-consolidated senior interests	—	—	—
Total indebtedness(1)	$4,179,211	$3,070,825	$1,108,386
Percent of total indebtedness		73.5%	26.5%
_________________________________
(1)Excludes deferred financing costs of $18.7 million as of December 31, 2022.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices, typically LIBOR or SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2022, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and less than 3.0% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table illustrates the quarterly impact to our net interest income of an immediate increase of 25, 50, 75, and 100 basis points in the LIBOR and Term SOFR benchmark rates underlying our existing floating rate loans held for investment portfolio and related liabilities as of December 31, 2022 (dollars in thousands).

Portfolio Net Interest Income Sensitivity ($ Impact per Share per Quarter)
Index Rate
$0.03
$0.01
-$0.01
-$0.03
Index Rate at
December 31, 2022
LIBOR: 4.39%
Term SOFR: 4.36%
($0.03)
($0.01)
$0.00
$0.01
$0.03
- 1.00%
- 0.50%
-
+ 0.50%
+ 1.00%

Due to the floating rate and short-term nature of our loan investment portfolio, we have elected not to employ interest rate derivatives (e.g., interest rate swaps, caps, collars or swaptions) to limit our exposure to increasing interest rates, but we may do so in the future.
We had no fixed rate loans outstanding as of December 31, 2022.

Investment Guidelines
Our board of directors has approved the following investment guidelines:
•No investment will be made that would cause us to fail to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”);
•No investment will be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the Investment Company Act;
•Our Manager will seek to invest our capital in our target assets;
•Prior to the deployment of our capital into our target assets, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary Federal Reserve Bank dealers collateralized by direct U.S. government obligations and other instruments or investments determined by our Manager to be of high quality;
•Not more than 25% of our Equity (as defined in our Management Agreement) may be invested in any individual investment without the approval of a majority of our independent directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation will be deemed to be multiple investments in such underlying securities, instruments and assets and not the particular vehicle, product or other arrangement in which they are aggregated); and
•Any investment in excess of $300 million requires the approval of a majority of our independent directors.
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
In the face of this competition, we have access to our Manager’s professionals through TPG and TPG Real Estate, and their industry expertise, which provides us with an advantage in competing effectively for attractive investment opportunities, helps us assess risks and determine appropriate pricing for certain potential investments, and affords us access to capital with low costs and other attractive attributes. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A – “Risk Factors—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”
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
Risks Related to Our Lending and Investment Activities
•Our success depends on the availability of attractive investment opportunities and our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.
•Our commercial mortgage loans and other commercial real estate-related debt instruments expose us to risks associated with real estate investments generally.
•We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets.
•The due diligence process undertaken by our Manager in regard to our investment opportunities may not reveal all facts relevant to an investment and, as a result, we may experience losses.
•Real estate valuation is inherently subjective and uncertain. Our reserves for loan losses may prove inadequate.
•Interest rate, prepayment, concentration, liquidity, collateral and credit risk may adversely affect our financial performance. There are no assurances that the U.S. or global financial systems will remain stable.
•Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.
Risks Related to Our Financing
•We have a significant amount of debt, which subjects us to increased risk of loss.
•Our financing arrangements may require us to provide additional collateral or repay debt.
•There can be no assurance that we will be able to obtain or utilize additional financing arrangements in the future on similar or more favorable terms, or at all.
Risks Related to Our Relationship with Our Manager and its Affiliates
•We depend on our Manager and the personnel of TPG provided to our Manager for our success. We may not find a suitable replacement for our Manager if our Management Agreement is terminated, or if key personnel cease to be employed by TPG or otherwise become unavailable to us.
•Our Manager manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments.
Risks Related to Our Company
•Our investment, asset allocation and financing strategies may be changed without stockholder consent and we may not be able to operate our business successfully or implement our operating policies and investment strategy.
•TPG and our Manager may not be able to hire and retain qualified investment professionals or grow and maintain our relationships with key borrowers and loan brokers. We also depend on a third-party service provider for asset management services. We may not find a suitable replacement for this service provider if our agreement with them is terminated, or if key personnel of this service provider cease to be employed or otherwise become unavailable to us.
•Rapid changes in the market value or income potential of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion or exemption from regulation under the Investment Company Act.
•Actions of the U.S. government and other governmental and regulatory bodies designed to stabilize or reform the financial markets may not achieve the intended effect.
•Operational risks, including the risks of cyberattacks and the proposed transition from LIBOR to an alternate rate, may disrupt our businesses, result in losses or limit our growth.

Risks Related to our REIT Status and Certain Other Tax Items
•Failure to comply with REIT requirements could subject us to higher taxes and liquidity issues and reduce the amount of cash available for distribution to our stockholders.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•Compliance with the REIT requirements may hinder our ability to grow, which could materially and adversely affect us.
•We may choose to make distributions to our stockholders in shares of our common stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.
•Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
Risks Related to Our Common Stock
•We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
•The authorized but unissued shares of our common stock and preferred stock may prevent a change in our control.
•Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
•Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.
General Risks
•A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.
•Our obligations associated with being a public company, our failure to maintain an effective system of internal control and social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

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
We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments will be subject to various risks, including:
•economic and market fluctuations;
•political instability or changes, terrorism and acts of war;
•changes in environmental, zoning and other laws;
•casualty or condemnation losses;
•regulatory limitations on rents or moratoriums against tenant evictions or foreclosures;
•decreases in property values;
•changes in the appeal of properties to tenants, including due to the impact of remote work on how tenants and workers can efficiently use commercial space;
•changes in supply (resulting from the recent growth in commercial real estate ("CRE") debt funds or otherwise) and demand;
•energy supply shortages;
•various uninsured or uninsurable risks;
•natural disasters and outbreaks of pandemic or contagious diseases;
•changes in government regulations (such as rent control or regulation of greenhouse gas emissions);
•changes in monetary policy;
•changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•increased mortgage defaults;
•declining interest rates which reduce asset yields, subject to the impact of interest rate floors on certain of our floating rate loans;
•increasing interest rates, which may make it more difficult for our borrowers to repay loans via a refinancing or sale of the collateral property;
•increases in borrowing rates;
•changes in consumer spending; and
•negative developments in the economy and/or adverse changes in real estate values generally and other risk factors that are beyond our control.
Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. We cannot predict the degree to which economic conditions generally, and the conditions for commercial real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on us.

Commercial real estate debt instruments that are secured or otherwise supported, directly or indirectly, by commercial property are subject to delinquency, foreclosure and loss, which could materially and adversely affect us.
Commercial real estate debt instruments, such as mortgage loans, that are secured or, in the case of certain assets (including participation interests, mezzanine loans and preferred equity), supported by commercial properties are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay the principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to pay the principal of and interest on the loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property may be adversely affected by the risks particular to commercial real property described above, as well as, among other things:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•property location and condition, including, without limitation, any need to address environmental contamination at a property;
•competition from comparable types of properties;
•changes in global, national, regional or local economic conditions or changes in specific industry segments;
•changes in interest rates, and in the state of the credit, securitization, debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•global trade disruption, supply chain issues, significant introductions of trade barriers and bilateral trade frictions;
•declines in regional or local real estate values or rental or occupancy rates;
•responses of businesses, governments and individuals to pandemics or outbreaks of contagious disease;
•labor shortages and increases in the minimum wage and other forms of employee compensation and benefits;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes to tax laws and rates to which real estate lenders and investors are subject; and
•government regulations.
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
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement (the “IBA Announcement” and, together with the FCA Announcement, the “Announcements”) of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023; however, in November 2022, the FCA, which regulates the IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate (“SOFR”) based replacement rate identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no regulations have been promulgated.
As of December 31, 2022, our loan portfolio included $4.3 billion of floating rate loan commitments in which the interest rate was tied to LIBOR. Additionally, we had $1.4 billion of floating rate liabilities tied to LIBOR. The Announcements mean that our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee (the “ARRC”), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings and has recommended SOFR plus a recommended spread adjustment as LIBOR’s replacement. Our loans originated after January 1, 2022 are indexed to SOFR, and, with respect to our assets originated or acquired and liabilities incurred prior to 2022, we continue to evaluate the appropriate timing to transition away from LIBOR to SOFR. As of December 31, 2022, our portfolio included $1.1 billion of floating rate loan commitments and $2.8 billion of floating rate liabilities with interest rates tied to SOFR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, governmental bodies and other entities and may compete with TPG Funds, subject to duty to offer and other internal rules. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, required changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.”

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
Before originating a loan to a borrower or making other investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, technology, cybersecurity, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Manager's diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, risks of fire, floods, hurricanes and wind storms, and other climate-related hazards, diversity, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Further, some matters covered by our Manager's diligence, such as ESG, are continuously evolving and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager's ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as ESG.
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
Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to originate or acquire investments and may impair the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In 2022, the U.S. Federal Reserve raised benchmark overnight interest rates on 7 occasions for a total aggregate increase of 425 basis points. The U.S. Federal Reserve may continue to raise benchmark overnight interest rates in 2023. Any such increases would increase our interest expense, increase our borrowers’ interest payments, and, for certain borrowers, may cause defaults and possible losses to us. Such increases could also adversely affect commercial real estate property values.
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
Our business is currently focused on originating floating rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in comparable assets with lower yields than the assets that were prepaid. Conversely, in periods of rising interest rates, prepayment rates are likely to decrease and the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance a portion of our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
The value of certain of our assets may be affected by prepayment rates. For example, if in the future we acquire fixed rate CRE debt securities investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.
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
We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2022, 28.5% and 28.0% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings and 46.0% and 47.5% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by multifamily properties. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us.
For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to our Consolidated Financial Statements included in this Form 10-K.
The illiquidity of certain of our loans and other investments may materially and adversely affect us.
The illiquidity of certain of our loans and other investments may make it difficult for us to sell such loans and other investments if the need or desire arises. In addition, certain of our loans and other investments may become less liquid after we originate or acquire them as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such loans and other investments at advantageous times or in a timely manner. Moreover, we expect that many of our investments are not or will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our loans and other investments are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. For a discussion of losses that we recorded from sales of our CRE debt securities that we made in connection with margin calls against our former CRE debt securities portfolio in March and April of 2020, see “—Risks Related to Our Financing —Our financing arrangements may require us to provide additional collateral or repay debt.”
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
Our ability to manage our portfolio may be limited by the form in which our investments are made. In certain situations, we have:
•acquired loans or investments subject to rights of senior classes, servicers or collateral managers under intercreditor or servicing agreements or securitization documents;
•pledged our investments as collateral for financing arrangements;
•acquired only a minority and/or a non-controlling participation in an underlying loan or investment;
•co-invested with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•relied on independent third-party management or servicing with respect to the management of an asset.
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
We may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:
•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion or exemption from registration under the Investment Company Act;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to maintain our qualification as a REIT or our exclusion or exemption from registration under the Investment Company Act, even though we do not control the joint venture.
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
There may not be a trading market for subordinate interests in CMBS and CRE CLOs and similar structured finance investment vehicles generally, and volatility in CMBS and CRE CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the issuer, or if the value of the underlying mortgage portfolio declines and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Subordinate interests in CRE CLOs are typically rated non-investment grade, and the most subordinate class is typically not rated, and any investments that we make in such interests would subject us to the risks inherent in such investments. See “—Risks Related to Our Lending and Investment Activities—Investments in non-investment grade, rated or unrated, investments involve an increased risk of default and loss.”
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
We have in the past and may in the future need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable discounted pay-off of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and could potentially result in a reduction or discharge of a borrower’s debt. The expense of a foreclosure process may be exacerbated if we determine that it is necessary or desirable to make expenditures to protect the property during the foreclosure process.
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
The valuation of the commercial real estate that secures or otherwise supports our investments is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the commercial real estate that secures or otherwise supports investments are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial real estate markets such as that recently experienced due to the COVID-19 pandemic and other macroeconomic factors.
Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.
We evaluate our loans and loan loss reserves, and we will evaluate the adequacy of any future loan loss reserves we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of loan loss reserves. Our determination of general and asset-specific loan loss reserves may rely on material estimates regarding many factors, including the fair value of any loan collateral. The estimation of ultimate loan losses, loss reserves, and credit loss expense is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future loan loss reserves will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future reserves for loan losses prove inadequate, we may recognize additional losses, which could have a material adverse effect on us.

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
In circumstances where insurance proceeds on a property are insufficient to cover losses on the property, we may pursue various financing or structuring strategies in an effort to restore our economic position with respect to our investment or to mitigate our exposure to losses associated with the investment. These structuring and financing strategies may not be successful and would also expose us to any risks that may be associated with such strategies.
The impact of any future terrorist attacks and the availability of affordable terrorism insurance expose us to certain risks.
Terrorist attacks (including cyber sabotage or similar attacks), the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our investments and the properties underlying our interests.
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
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact commercial properties. However, any such future laws and regulations imposing reporting obligations or limitations on greenhouse gas emissions or additional taxation of energy use could require the owners of properties to make significant expenditures to attain and maintain compliance. Any such increased costs could impact the financial condition of our borrowers and their ability to meet their loan obligations to us. Consequently, any new legislative or regulatory initiatives related to climate change could adversely affect our business.
Owners of properties are also subject to legislation that has been passed but has not yet taken effect. For example, owners of large commercial buildings in New York City are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025, and imposes penalties for emissions above such limits.
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
A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally, any real property improvements made by the lessee during the term of the lease will revert to the landowner at the end of the lease term. We may originate or acquire commercial mortgage loans or commercial real estate-related debt instruments secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to expire or terminate unexpectedly, due to the borrower’s default on such ground lease, our interests in such loans could be materially and adversely affected. Additionally, any rent payments that the borrower may be obligated to make pursuant to the terms of such ground lease would reduce cash flows available to the borrower from the property, which may in turn impair the borrower's ability to repay the borrower's obligations to us.

Risks Related to Our Financing
We have a significant amount of debt, which subjects us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur or have outstanding.
As of December 31, 2022, we had $4.2 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit agreements, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of 11% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). On June 14, 2021, we issued $201.3 million in shares of 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and redeemed all of our outstanding shares of Series B Preferred Stock. As of December 31, 2022, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, JP Morgan Chase Bank, National Association, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Barclays Bank PLC, and Bank of America N.A., with an aggregate maximum amount of approximately $2.8 billion available to finance our loan investments.
Subject to compliance with the leverage covenants contained in our secured credit agreements and other financing documents, we expect that the amount of leverage that we will incur in the future will take into account a variety of factors, which may include our Manager’s assessment of credit, liquidity, price volatility and other risks of our investments and the financing counterparties, the potential for losses and extension risk in our portfolio, availability of particular types of financing at the then-current rate and our cash needs. Given current market conditions, we expect that our overall leverage, measured as the ratio of debt to equity excluding cash on our consolidated balance sheets, will generally be less than 3.75:1 (as defined under our secured credit agreements), subject to compliance with our financial covenants under our secured credit agreements, and other contractual obligations, although we may employ more or less leverage on individual loan investments after consideration of the impact on expected risk and return of the specific situation, and future changes in value of underlying properties. To the extent we believe market conditions are favorable, we may revise our leverage policy in the future. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
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
Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured credit agreements, non-recourse CLO financing, mortgage loans, and asset-specific borrowings. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our consolidated balance sheets, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our investments;
•the market’s perception of our growth potential;

•the ratings assigned by one or more nationally-recognized statistical credit rating organizations to our company, or to a specific issue of indebtedness issued by us or our subsidiaries;
•our current and potential future earnings and cash distributions; and
•the market price of our common stock.
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
Our investments currently include loans with floating interest rates and, in the future, may include loans with fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically, in our case, monthly) based upon an index (in our case, LIBOR or SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the interest they earn fluctuates based upon interest rates (for example, LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about risks relating to changes to, or the elimination of, LIBOR, see “Risks Related to Our Lending and Investment Activities—The planned discontinuance of LIBOR has affected and will continue to affect financial markets generally, and may adversely affect our interest income, interest expense, or both.” Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Our Manager may employ various hedging strategies on our behalf to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that hedging strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
Our Manager is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and other investments or our Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors rely primarily on information provided, or recommendations made, to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion or exemption from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.
Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or other investments, including speculative investments, which increase the risk of our portfolio.
We pay our Manager base management fees calculated on equity without regard to performance of our portfolio. Our Manager’s entitlement to base management fees, which are not based solely upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans or other investments that provide attractive risk-adjusted returns for our stockholders. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
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
We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2022, three of our eight directors are employees of TPG. In addition, our chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:
•TPG’s Policies and Procedures. Specified policies and procedures implemented by TPG, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across TPG’s various businesses that TPG expects to draw on for purposes of pursuing attractive investment opportunities. Because TPG has many different asset management, advisory and other businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, TPG has implemented certain policies and procedures (for example, information walls) that may reduce the benefits that TPG expects to utilize for our Manager for purposes of identifying and managing our investments. For example, TPG may come into possession of material non-public information with respect to companies that are TPG’s advisory clients in which our Manager may be considering making an investment on our behalf. As a consequence, that information, which could be of benefit to our Manager or us, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any TPG Fund has or has considered making an investment or which is otherwise an advisory client of TPG may restrict or otherwise limit the ability of TPG or our Manager to engage in businesses or activities competitive with such companies.

•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that TPG and our Manager will provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or policies of any such other person or entity are similar to those of ours, including, without limitation, the sponsoring, closing and/or managing of any TPG Fund. However, for so long as our Management Agreement is in effect and TPG controls our Manager, neither our Manager nor TPG Real Estate Management, LLC, which is the manager of TPG Real Estate Partners, will directly or indirectly form any other public vehicle in the U.S. whose strategy is to primarily originate, acquire and manage performing commercial mortgage loans. The respective investment guidelines and policies of our business and the TPG Funds may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between us and the TPG Funds in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such TPG Funds. The methodology applied between us and one or more of the TPG Funds under TPG’s allocation policy may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such allocation policy and/or based only on the circumstances of those particular investments. TPG and our Manager may also give advice to TPG Funds that may differ from advice given to us even though such TPG Funds’ investment objectives may be the same or similar to ours.
To the extent any TPG Funds otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, then, pursuant to TPG’s allocation policy, investment opportunities that fall within such common objectives or guidelines will generally be allocated among our company and one or more of such TPG Funds on a basis that our Manager and applicable TPG affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations:
•our and the relevant TPG Funds’ investment focuses and objectives;
•the TPG professionals who sourced the investment opportunity;
•the TPG professionals who are expected to oversee and monitor the investment;
•the expected amount of capital required to make the investment, as well as our and the relevant TPG Funds’ current and projected capacity for investing (including for any potential follow-on investments);
•our and the relevant TPG Funds’ targeted rates of return and investment holding periods;
•the stage of development of the prospective portfolio company or borrower;
•our and the relevant TPG Funds’ respective existing portfolio of investments;
•the investment opportunity’s risk profile;
•our and the relevant TPG Funds’ respective expected life cycles;
•any investment targets or restrictions (e.g., industry, size, etc.) that apply to us and the relevant TPG Funds;
•our ability and the ability of the relevant TPG Funds to accommodate structural, timing and other aspects of the investment process; and
•legal, tax, contractual, regulatory or other considerations that our Manager and applicable TPG affiliates deem relevant.
There is no assurance that any such conflicts arising out of the foregoing will be resolved in our favor. Our Manager and TPG affiliates are entitled to amend their investment objectives or guidelines at any time without prior notice to us or our consent.
•Investments in Different Levels or Classes of an Issuer’s Securities. We and the TPG Funds may make investments at different levels of an issuer’s or borrower’s capital structure (for example, an investment by a TPG Fund in an equity or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or in a different tranche of debt or equity with respect to an entity in which we have an interest. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the TPG Funds. Such investments may conflict with the interests of such TPG Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the TPG Funds that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, TPG will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the TPG Funds, such as where TPG may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third-party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. While TPG will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among us and the TPG Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any such conflicts will be resolved in our favor.
•Co-Investments with Other TPG Vehicles. We may co-invest together with TPG investment vehicles in some of our investment opportunities. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when TPG investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us.
•Assignment and Sharing or Limitation of Rights. We may invest alongside TPG Funds and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such TPG Funds certain of our rights, in whole or in part, or agree to limit our rights, including in certain instances certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to ameliorate conflicts of interest which may in certain circumstances involve a forbearance of our rights. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in a TPG Fund exercising such rights in a way that is adverse to us.
•Providing Debt Financings in connection with Acquisitions by Third Parties of Assets Owned by TPG Funds. We may provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more TPG Funds or their affiliates of assets and/or (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more TPG Funds or their affiliates relating to such portfolio entities and/or their underlying assets. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may also make investments and provide debt financing with respect to portfolio entities in which TPG Funds and/or their affiliates hold or propose to acquire an interest. While the terms and conditions of any such debt commitments and related arrangements will generally be on market terms, the involvement of us and/or such TPG Funds or their affiliates in such transactions may affect the terms of such transactions or arrangements and/or may otherwise influence our Manager’s decisions with respect to the management of us and/or TPG’s management of such TPG Funds and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.
•Pursuit of Differing Strategies. TPG and our Manager may determine that an investment opportunity may not be appropriate for us but may be appropriate for one or more of the TPG Funds, or may decide that our company and certain of the TPG Funds should take differing positions with respect to a particular investment. In these cases, TPG and our Manager may pursue separate transactions for us and one or more TPG Funds. This may affect the market price or the terms of the particular investment or the execution of the transaction, or both, to the detriment or benefit of us and one or more TPG Funds. For example, a TPG investment manager may determine that it would be in the interest of a TPG Fund to sell a security that we hold long, potentially resulting in a decrease in the market price of the security held by us.
•Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among us and the TPG Funds that it manages. If the amount or structure of the base management fees, incentive compensation and/or our Manager’s or its affiliates’ compensation differs among us and the TPG Funds (such as where certain TPG Funds pay higher base management fees, incentive compensation, performance-based management fees or other fees), our Manager or its affiliates might be motivated to help such TPG Funds over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s or its affiliates’ performance records or to derive other rewards, financial or otherwise, could influence our Manager or its affiliates in affording preferential treatment to TPG Funds over us. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such TPG Funds. Additionally, our Manager might be motivated to favor TPG Funds in which it has an ownership interest or in which TPG has ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in us but holds investments in TPG Funds, such investment professional’s conflicts of interest with respect to us may be more acute.
•Underwriting, Advisory and Other Relationships. As part of its regular business, TPG provides a broad range of underwriting, investment banking, placement agent and other services. In connection with selling investments by way of a public offering, a TPG broker-dealer has in the past and may again in the future act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. TPG may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. TPG may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of TPG Funds or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, TPG has in the past and may again in the future receive underwriting fees, placement commissions or other compensation with respect to such activities, which were not and will not be shared with us or our stockholders. Where TPG serves as underwriter with respect to a portfolio company’s securities, we or the applicable TPG Fund holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.
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
•Service Providers. Certain of our service providers or their affiliates (including administrators, lenders, brokers, attorneys, consultants and investment banking or commercial banking firms) also provide goods or services to, or have business, personal or other relationships with, TPG. Such service providers may be sources of investment opportunities, co-investors or commercial counterparties or portfolio companies of TPG Funds. Such relationships may influence our Manager in deciding whether to select such service providers. In certain circumstances, service providers or their affiliates may charge different rates or have different arrangements for services provided to TPG or TPG Funds as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by, or made with, us. In addition, in instances where multiple TPG businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by TPG rather than us.
•Material, Non-Public Information. We, directly or through TPG, our Manager or certain of their respective affiliates, may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of TPG which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect us.
•Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in our Management Agreement, our Manager, TPG RE Management, LLC and their respective affiliates will not be restricted in the scope of their businesses or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, TPG and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
•Transactions with TPG Funds. From time to time, we may enter into purchase and sale transactions with TPG Funds. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of our Management Agreement (including the requirement that sales to, or acquisitions of investments or receipt of financing from, TPG, any TPG Fund or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations.
•Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by TPG Funds. While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.
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
TPG and our Manager may not be able to hire and retain qualified investment professionals or grow and maintain our relationships with key borrowers and loan brokers, and if they are unable to do so, we could be materially and adversely affected.
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
On December 16, 2015, the U.S. Commodity Futures Trading Commission (the “CFTC”) published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities”, and such rule was amended on November 19, 2018. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule, when the average aggregate daily notional amount will thenceforth be $8.0 billion as calculated from June, July and August of the previous calendar year. Following the CFTC's publication of a final rule in November 2020 which extended the last implementation phase of the initial margin requirements for uncleared swaps these requirements ultimately took effect on September 1, 2022. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, as amended, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.
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
We rely heavily on our and TPG’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on TPG and its affiliates and their portfolio companies’ and service providers’ systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.
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
In addition, TPG operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and TPG operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that will go into effect in 2023. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or TPG’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our or TPG’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or TPG’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or TPG fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or investors in the TPG Funds and TPG clients to lose confidence in the effectiveness of our or TPG’s security measures.
Finally, most of the personnel of TPG provided to our Manager are located in TPG’s New York City and Fort Worth offices, and we depend on continued access to this office for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. TPG’s disaster recovery program may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Although we have no current intention of paying dividends in our own common stock, if in the future we choose to pay dividends in our own common stock, our stockholders may be required to pay tax in excess of the cash that they receive.
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
Our common stock trades on the NYSE under the symbol “TRTX”. The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in investment strategy or prospects;
•actual or perceived changes in the value of our investment portfolio;
•actual or perceived conflicts of interest with TPG, including our Manager, and the personnel of TPG provided to our Manager, including our executive officers, and TPG Funds;
•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•loss of a major funding source or inability to obtain new favorable funding sources in the future;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expense on our debt;
•our financing strategy and leverage;
•actual or anticipated accounting problems;
•publication of research reports about us or the commercial real estate industry;
•adverse market reaction to additional indebtedness we incur or securities we may issue in the future;
•additions to or departures of key personnel of TPG, including our Manager;
•changes in market valuations or operating performance of companies comparable to us;
•price and volume fluctuations in the overall stock market from time to time;
•short-selling pressure with respect to shares of our common stock or REITs generally;
•speculation in the press or investment community;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•failure to maintain our REIT qualification or exclusion or exemption from Investment Company Act regulation or listing on the NYSE;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•general market and economic conditions and trends, including inflationary concerns and the current state of the credit and capital markets; and
•the other factors described in this Item 1A - “Risk Factors.”

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, if any, as a percentage of our stock price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution yield or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market price of our common stock.
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
We believe that a change in any one of the following factors could adversely affect our results of operations and cash flows and impair our ability to make distributions to our stockholders:
•our ability to make attractive investments;
•margin calls or other expenses that reduce our cash flows;
•defaults or prepayments in our investment portfolio or decreases in the value of our investment portfolio;
•the impact of changes in interest rates on our net interest income; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
The MGCL provides that holders of “control shares” of our company (defined as shares of voting stock that, if aggregated with all other shares of capital stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved at a special meeting of stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all votes cast by holders of interested shares. Our bylaws currently exempt any and all acquisitions by any person of shares of our stock from the control share provisions of the MGCL.
The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, including a classified board structure, if we have a class of equity securities registered under the Exchange Act and at least three independent directors (both of which we currently have). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. Pursuant to this provision, any and all vacancies on our board of directors may be filled only by the affirmative vote of a majority of the directors remaining in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which such vacancy occurred and until a successor is duly elected and qualifies.
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
Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages except for liability resulting from:
•actual receipt of an improper personal benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or executive officer that is established by a final judgment and is material to the cause of action adjudicated.
Our charter and bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:
•any individual who is a present or former director or executive officer of our company and who is made, or threatened to be made, a party to, or witness in, the proceeding by reason of his or her service in that capacity; or
•any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, trustee, member, manager or partner of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made, or threatened to be made, a party to, or witness in, the proceeding by reason of his or her service in that capacity.
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
General Risk Factors
A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.
Geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.
Additionally, certain properties that secure a portion of our mortgage loan portfolio, such as those for offices, hospitality or residential tenants, could be especially vulnerable to various macroeconomic pressures. For example, in times of economic downturn, such as the current times, office tenants typically reduce their average occupancy as employment levels are reduced, lowering their need for office space. Similarly, consumer behavior related to discretionary spending and traveling, including demand for hotels, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from macroeconomic pressures. Further, with increased employer flexibility and employee demand for work-from-home arrangements, current and prospective residents may be less likely to live in dense urban centers or multifamily housing and office tenants may further reduce their average occupancy of office space. Any negative macroeconomic impact on these types of properties specifically, or the economy generally, could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.
Our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values may make it difficult for our borrowers to refinance our loans and significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our loan amount.
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
On March 21, 2022, the SEC issued proposed rules that would, if adopted, require extensive qualitative disclosures on climate risk in annual reporting to the SEC and the inclusion of climate risks in audited financials. These rules, if adopted, whether in the form proposed or in revised form, may place strains on our Manager's administrative, operational, and accounting resources and require us to make significant expenditures to attain and maintain compliance.
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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.
Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business.
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of our disclosure. Statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Performance
Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 17, 2023, there were approximately 46 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from July 20, 2017 (the date our common stock began trading on the NYSE) through December 31, 2022, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the Bloomberg REIT Mortgage Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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
This section discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a rising interest rate environment, inflation, supply chain disruptions, geopolitical tensions, growing concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, increased volatility in public debt and equity markets, and elevated geopolitical risk led us to moderate our loan origination volume and increase our liquidity during the first half of 2022. Improving conditions for lending caused us to increase investment activity during the second half of 2022. From January 1, 2022 through December 31, 2022, we originated 18 and acquired 5 first mortgage transitional loans, with total commitments of $1.7 billion, an initial unpaid principal balance of $1.5 billion, and unfunded commitments at closing of $0.2 billion.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in this Form 10-K.
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

Fourth Quarter 2022 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $32.6 million, compared to Net loss of ($117.9) million for the three months ended September 30, 2022, an increase of $150.6 million.
•Produced Net interest income of $35.2 million, resulting from interest income of $100.3 million and interest expense of $65.2 million. Net interest income increased $4.7 million compared to the three months ended September 30, 2022. All interest income and interest expense resulted from our loan portfolio.
•Generated Distributable Earnings of $23.3 million, an increase of $8.0 million, compared to the three months ended September 30, 2022.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $11.1 million, for a total allowance for credit losses of $214.6 million, or 395 basis points of total loan commitments of $5.4 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended December 31, 2022.
Investment Portfolio Activity:
•Originated one first mortgage loan with a total loan commitment of $87.0 million, an aggregate initial unpaid principal balance of $59.0 million, unfunded loan commitment of $28.0 million, an interest rate of Term SOFR plus 5.25%, and an interest rate floor of 2.50%.
•Funded $39.3 million in future funding obligations associated with existing loans.
•Received five full loan repayments of $294.4 million, and partial principal payments including accrued PIK interest payments of $42.1 million across five loans, for total loan repayments of $336.5 million.
•Sold a three-building office property classified as real estate owned for gross proceeds of $78.6 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2021-FL4 one time, recycling loan repayments of $12.5 million and in TRTX 2022-FL5 one time, recycling loan repayments of $107.5 million.
•Closed a $23.3 million asset-specific financing arrangement with a new institutional counterparty secured by a performing first mortgage loan. The arrangement provides financing on a matched term, non-recourse, non-mark-to-market basis.
•Increased the capacity of our secured revolving credit facility by $40.0 million to $290.0 million, with the inclusion of an additional lender.
Full Year 2022 Activity
Operating Results:
•Recognized Net (loss) attributable to common stockholders of ($73.6) million, or ($0.95) per diluted share, and Distributable Earnings of $86.7 million or $1.08 per diluted share.
•Produced Net interest income of $142.1 million, resulting from interest income of $302.9 million and interest expense of $160.8 million. All interest income and interest expense resulted from our loan portfolio.
•Declared dividends of $75.1 million, or $0.96 per common share, representing a 14.1% annualized dividend yield based on the December 30, 2022 closing price of $6.79.
Investment Portfolio Activity:
•Originated 18 and acquired 5 first mortgage loans with total loan commitments of $1.7 billion, an aggregate initial unpaid principal balance of $1.5 billion, unfunded loan commitments of $0.2 billion, a weighted average interest rate of the applicable benchmark rate plus 3.77%, and a weighted average interest rate floor of 0.72%.
•Funded $145.2 million in future funding obligations associated with existing loans.
•Received loan repayments, in whole and in part, of $1.5 billion including accrued PIK interest.

Investment Portfolio Financing Activity:
•Issued TRTX 2022-FL5, a $1.075 billion managed CRE CLO with $907.0 million of investment-grade bonds outstanding, a two-year reinvestment period, an advance rate of 84.4%, and a weighted average interest rate at issuance of Compounded SOFR plus 2.02%, before transaction costs.
•Redeemed all $600.0 million of outstanding investment-grade bonds of TRTX 2018-FL2. The 17 collateral interests with an aggregate unpaid principal balance of $805.7 million financed therein were refinanced by the issuance of TRTX 2022-FL5 and the expansion of an existing secured credit agreement.
•Closed a $250.0 million secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans, and subsequently added an additional lender increasing total capacity to $290.0 million. The credit facility has a 3-year term and an interest rate of Term SOFR plus 2.00%.
•Closed a $397.9 million asset-specific financing arrangement with an Institutional Lender secured by five first mortgage loans. The arrangement provides financing on a matched term, non-recourse, non-mark-to-market basis.
•Closed five separate non-mark-to-market asset-specific financing arrangements with four counterparties, increasing our non-market-to-market financing to 73.5% from 70.4% as of December 31, 2021.
Liquidity:
Available liquidity as of December 31, 2022 of $590.9 million was comprised of:
•$254.0 million of cash-on-hand, of which $231.7 million was available for investment, net of $22.4 million held to satisfy liquidity covenants under our secured financing agreements.
•$297.2 million of cash in our CRE CLOs available for investment in eligible collateral.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $38.4 million under secured credit agreements with five lenders, $0.6 million under our secured revolving credit facility and $0.8 million under asset-specific financing arrangements.
We have financed our loan investments as of December 31, 2022 utilizing three CRE CLOs totaling $2.5 billion, two of which are open for reinvestment of eligible loan collateral at year end, $1.1 billion under secured credit agreements with total commitments of $2.8 billion provided by six lenders, $565.4 million under asset-specific financing arrangements, and $44.3 million under our $290.0 million secured revolving credit facility. As of December 31, 2022, 58.9% of our borrowings were pursuant to our CRE CLO vehicles, 27.6% were pursuant to our secured credit agreements and secured revolving credit facility and 13.5% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 73.5% of total loan portfolio borrowings as of the end of the fourth quarter of 2022.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events and, in only one instance, to capital markets-driven events. Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of December 31, 2022, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.86% (1.86% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.1 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended December 31, 2022, we recorded net income attributable to common stockholders of $0.42 per diluted common share, an increase of $1.94 per diluted common share from the three months ended September 30, 2022, of which $1.91 per diluted common share relates to a decrease in our credit loss expense during the fourth quarter of 2022 as compared to the third quarter of 2022.
Distributable Earnings per diluted common share was $0.30 for three months ended December 31, 2022, an increase of $0.11 per diluted common share from the three months ended September 30, 2022. The increase in Distributable Earnings per diluted common share was primarily due to $0.06 per diluted common share of a write-off recognized during the third quarter of 2022 related to a non-performing retail loan.
For the three months ended December 31, 2022, we declared a cash dividend of $0.24 per common share which was paid on January 25, 2023.
Our book value per common share as of December 31, 2022 was $14.48, a decrease of $1.89 per common share from our book value per common share as of December 31, 2021 of $16.37, primarily due to an increase in our allowance for credit losses during the year ended December 31, 2022 of $173.0 million, or $2.23 per common share. Approximately $136.7 million, or 79%, of the net increase in our allowance for credit losses was recorded during the third quarter of 2022.
Earnings Per Common Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted net income (loss) attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,	Year Ended December 31,
	December 31, 2022	2022	2021
Net income (loss)	$36,194	$(60,066)	$138,550
Preferred stock dividends(1)	(3,148)	(12,592)	(19,194)
Participating securities' share in (loss) earnings	(404)	(986)	(717)
Series B preferred stock redemption make-whole payment	—	—	(22,485)
Series B preferred stock accretion and write-off of discount, including allocated warrant fair value and transaction costs	—	—	(25,449)
Net income (loss) attributable to common stockholders - see Note 11	$32,642	$(73,644)	$70,705
Weighted average common shares outstanding, basic	77,406,739	77,296,524	76,977,743
Incremental shares of common stock issued from the assumed exercise of warrants	—	—	4,706,645
Weighted average common shares outstanding, diluted - see Note 11	77,406,739	77,296,524	81,684,388
Earnings (loss) per common share, basic(2)	$0.42	$(0.95)	$0.92
Earnings (loss) earnings per common share, diluted(2)	$0.42	$(0.95)	$0.87
Dividends declared per common share	$0.24	$0.96	$0.95
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months and year ended December 31, 2022. Includes preferred stock dividends declared and paid for Series A Preferred Stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the year ended December 31, 2021.
(2)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Distributable Earnings
Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses, regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash stock compensation expense, (ii) depreciation and amortization expense, (iii) unrealized gains (losses) (including credit loss expense (benefit), net), and (iv) certain non-cash or income and expense items. The exclusion of depreciation and amortization expense from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,	Year Ended December 31,
	December 31, 2022	2022	2021
Net income (loss) attributable to common stockholders - see Note 11	$32,642	$(73,644)	$70,705
Series B Preferred Stock redemption make-whole payment(1)	—	—	22,485
Series B Preferred Stock accretion and write-off of discount, including allocated warrant fair value and transaction costs(2)	—	—	22,489
Utilization of capital loss carryforwards(3)	—	(13,291)	(15,790)
Non-cash stock compensation expense	1,526	5,052	5,764
Credit loss expense (benefit), net	(10,858)	172,982	(16,618)
Write-off	—	(4,400)	—
Distributable earnings	$23,310	$86,699	$89,035
Weighted average common shares outstanding, basic	77,406,739	77,296,524	76,977,743
Incremental shares of common stock issued from the assumed exercise of warrants	—	2,881,459	4,706,645
Weighted average common shares outstanding, diluted - see Note 11	77,406,739	80,177,983	81,684,388
Distributable earnings per common share, basic	$0.30	$1.12	$1.16
Distributable earnings per common share, diluted	$0.30	$1.08	$1.09
__________________________________
(1)Represents the make-whole payment to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (and not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary for the Series B Preferred Stock. See Note 12 to our consolidated financial statements included in this Form 10-K.
(2)Series B Preferred Stock accretion and write-off of discount, including allocated warrant fair value and transaction costs includes amounts recorded as deemed dividends and the write-off of unamortized transaction costs and the unaccreted portion of the allocated warrant fair value related to the Series B Preferred Stock. For the year ended December 31, 2021, the write-off of unamortized transaction costs and unaccreted allocated warrant fair value was $22.5 million.
(3)For the years ended December 31, 2022 and 2021, capital loss carryforwards were utilized to offset the $13.3 million and $15.8 million, respectively, of taxable capital gain realized from the sale of REO.

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	December 31, 2022	December 31, 2021
Total stockholders’ equity	$1,321,996	$1,464,706
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$1,120,621	$1,263,331
Number of common shares outstanding at period end	77,410,282	77,183,892
Book value per common share	$14.48	$16.37
Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of December 31, 2022, our loans held for investment portfolio consisted of 70 first mortgage loans (or interests therein) totaling $5.4 billion of commitments with an unpaid principal balance of $5.0 billion. As of December 31, 2022, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans or, in two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of December 31, 2022, we had $426.1 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
As of December 31, 2021, we owned a 10 acre parcel of largely undeveloped land near the north end of the Las Vegas Strip with a carrying value of $60.6 million. The Las Vegas land was acquired pursuant to a negotiated deed-in-lieu of foreclosure in December 2020. On April 4, 2022, we sold the 10 acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. On October 12, 2022, we acquired an office property pursuant to a negotiated deed-in-lieu of foreclosure. On November 21, 2022, we sold the office property for gross proceeds of $78.6 million. As of December 31, 2022, we no longer own any REO.
See Note 4 to our consolidated financial statements included in this Form 10-K for additional information.
Loan Portfolio
During the three months ended December 31, 2022, we originated one mortgage loan with a total commitment of $87.0 million, an initial unpaid principal balance of $59.0 million, and an unfunded commitment at closing of $28.0 million. Loan fundings included $39.3 million of deferred future fundings related to previously originated loans. We received proceeds from five loan repayments in-full of $294.4 million, and principal amortization and accrued PIK interest payments of $42.1 million across five loans, for total loan repayments of $336.5 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,	Year Ended,
	December 31, 2022	December 31, 2022
Loan originations and acquisitions — initial funding	$59,038	$1,546,475
Other loan fundings(1)	39,294	145,199
Loan repayments	(335,783)	(1,511,270)
Accrued PIK interest repayments	(701)	(1,314)
Write-off	—	(4,400)
Loan extinguishment on conversion to REO(2)	(89,234)	(89,234)
Total loan activity, net	$(327,386)	$85,456
_______________________________
(1)Additional fundings made under existing loan commitments.
(2)Extinguishment of a first mortgage loan with an unpaid principal balance of $89.2 million. In October 2022, we took title to the office property pursuant to a negotiated deed-in-lieu of foreclosure. The REO was sold during the three months ended December 31, 2022.
For the three months ended December 31, 2022, we generated interest income of $100.3 million and incurred interest expense of $65.2 million, which resulted in net interest income of $35.2 million. All interest income and interest expense resulted from our loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2022 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	70	70
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments	$5,429,146	$5,429,146
Unpaid principal balance(2)	$5,004,798	$5,004,798
Unfunded loan commitments(3)	$426,061	$426,061
Amortized cost	$4,978,674	$4,978,674
Weighted average credit spread	3.4%	3.4%
Weighted average all-in yield(4)	8.1%	8.1%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	67.2%	67.2%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2022.
(2)Unpaid principal balance includes PIK interest of $1.7 million as of December 31, 2022.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of December 31, 2022, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of December 31, 2022, based on the total loan commitments of our loan portfolio, 20.7% (or $1.1 billion) of our loans were subject to Term SOFR and 79.3% (or $4.3 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of December 31, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2022, based on the unpaid principal balance of our total loan exposure, 37.8% of our loans were subject to yield maintenance or other prepayment restrictions and 62.2% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2022, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of December 31, 2022 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$2,828,009	$2,591,700	0.17%
0.51% to 1.00%	591,109	567,253	0.90
1.01% to 1.50%	694,995	668,947	1.48
1.51% to 2.00%	1,042,630	954,710	1.87
2.01% or greater	272,403	222,188	2.31
Total	$5,429,146	$5,004,798	0.85%
_________________________________
(1)Excludes capitalized interest of $1.7 million relating to previously modified loans.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
In December 2020, we acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the Las Vegas land was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. We obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the Las Vegas land which was repaid on November 12, 2021.
During the three months ended December 31, 2021, we sold a 17 acre parcel of Las Vegas land. As of December 31, 2021, we held the remaining 10 acre parcel of the Las Vegas land at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, we sold the 10 acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million.
During the three months ended December 31, 2022, we acquired an office property pursuant to a negotiated deed-in-lieu of foreclosure. Our cost basis in the office property was $76.5 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. During the period of ownership, we funded $2.1 million of capital expenditures related to tenant improvements for the property. On November 21, 2022, we sold the office property for gross proceeds of $78.6 million. As of December 31, 2022, we no longer own any REO.
See Notes 4 and 6 to our Consolidated Financial Statements included in this Form 10-K for additional information regarding the sale of the remaining portion of the Las Vegas land and the office property and the predecessor mortgage loan, respectively.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	December 31, 2022		December 31, 2021
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	8	511,878	5	527,051
3	46	3,231,324	57	3,726,753
4	12	990,337	6	632,398
5	4	245,135	1	23,000
Totals	70	$4,978,674	69	$4,909,202

The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	December 31, 2022			December 31, 2021
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Office	17	$1,396,005	3.6	22	$2,084,496	2.9
Multifamily	35	2,365,481	3.0	24	1,468,505	3.0
Hotel	7	466,311	2.7	9	657,565	3.6
Mixed-Use	3	268,107	3.7	4	329,434	2.9
Life Science	4	310,577	3.0	5	329,039	2.7
Industrial	2	86,746	2.7	—	—	—
Self Storage	1	56,804	3.0	—	—	—
Other	1	28,643	3.0	—	—	—
Retail	—	—	—	1	23,000	5.0
Condominium(1)	—	—	—	4	17,163	3.0
Totals	70	$4,978,674	3.2	69	$4,909,202	3.0
______________________________________________
(1)Condominium property type includes a 24% pari passu participation interest in each of four whole mortgage loans related to one project and to the same borrower.
The weighted average risk rating of our loan portfolio increased to 3.2 as of December 31, 2022 compared to 3.0 as of December 31, 2021.
During the three months ended December 31, 2022, as part of our quarterly risk rating process, we downgraded four loans and upgraded one loan. Of the four downgraded loans, one office property was downgraded from "4" to "5" because of a near-term loan maturity and a significant risk of principal loss and three multifamily properties were downgraded from "3" to "4" due to a monetary default in two instances, and a maturity default in a third instance. We upgraded one industrial loan from risk category "3" to "2" due to continued improvement in property-level operating performance and the sale of one of two collateral properties, which materially reduced our loan-to-value ratio. During the three months ended December 31, 2022, we received full loan repayments with respect to five loans with a total unpaid principal balance of $294.4 million and a weighted average risk rating of 3.1 as of September 30, 2022. The five loans were included within our office, hotel, and multifamily property categories. Additionally, we received partial principal repayments of $41.4 million relating to five separate loans. The one new loan investment made during the three months ended December 31, 2022 was assigned an initial risk rating of "3".
During the three months ended September 30, 2022, we downgraded three office loans from risk category "4" to "5" because of near-term loan maturities and a significant risk of principal loss; and upgraded one hotel and two multifamily loans from risk category "3" to "2" due to strong property-level operating performance and debt service coverage that materially exceeds original underwriting. During the three months ended September 30, 2022, we received full loan repayments with respect to eight loans with a total unpaid principal balance of $291.4 million and a weighted average risk rating of 2.6 as of June 30, 2022. The eight loans were included within our office, hotel, retail and condominium property categories. Additionally, we received partial principal repayments of $77.1 million relating to three separate loans secured by office properties. Two of the ten new loan investments made during the three months ended September 30, 2022, were assigned an initial risk rating of "2" based on their strong operating performance and debt service coverage ratios and the remaining eight new loan investments were assigned an initial risk rating of "3".
During the three months ended June 30, 2022, we downgraded one office loan and upgraded one hotel loan. We downgraded one office loan from risk category "4" to "5" because of the loan's near-term maturity, and a risk of principal loss because a short sale of the underlying collateral was likely during the second half of 2022. During the three months ended June 30, 2022, we upgraded one hotel loan from risk category "3" to "2" due to continued improvement in property-level operating performance and strong debt service coverage that exceeds original underwriting. Additionally, during the three months ended June 30, 2022, we received full loan repayments with respect to seven loans with a total unpaid principal balance of $676.9 million and a weighted average risk rating of 2.8 as of March 31, 2022. The seven loans were included within our multifamily, office, hotel, mixed-use and life science property categories.

During the three months ended March 31, 2022, we downgraded nine loans and upgraded one loan. Of the nine downgraded loans, eight loans related to office properties and one loan related to a mixed-use property. We downgraded seven office loans from risk category "3" to "4" and one office loan from risk category "2" to "3" because of ongoing concerns about shifting office market fundamentals, the impact on property-level operating performance of slower-than-expected return-to-office trends, and increased market volatility. Additionally, we downgraded one mixed-use loan from risk category "3" to "4" because of plateauing property-level operating performance, local market economic conditions, and concerns regarding the borrower’s ability to repay the loan upon or prior to its maturity later this year. During the three months ended March 31, 2022, we upgraded one hotel loan from risk category "3" to "2" due to continued improvement in property-level operating performance and strong debt service coverage that exceeds original underwriting. During the three months ended March 31, 2022, we received repayment in full of one office loan with a total unpaid principal balance of $40.3 million and a risk rating of 3 as of December 31, 2021.
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. None of our loan modifications resulted in a significant modification.
We continue to work with our borrowers to address issues as they arise, while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2022, we recorded an increase of $168.4 million in our allowance for credit losses resulting in an aggregate CECL reserve of $214.6 million at year-end. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the increasing probability of an economic recession, tightening liquidity in the capital markets and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals, supply chain constraints and delays, and inflationary pressures that may cause operating margins to narrow.
While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, we selected our macroeconomic outlook to address this uncertainty, and made specific forward-looking adjustments to the inputs of our loan-level calculations to reflect variability in an economic climate marked by rising rates and other impacts to the broader economy.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2022
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$119,190	$4,759,663	$10,927	$404,065	$5,162,014	252	bps
Specific reserve	78,082	245,135	6,387	21,996	267,132	3,162	bps
Total	$197,272	$5,004,798	$17,314	$426,061	$5,429,146	395	bps

Investment Portfolio Financing
We finance our investment portfolio using secured financing agreements, including secured credit agreements, secured revolving credit facilities, mortgage loans payable, asset-specific financing arrangements, and collateralized loan obligations. In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk involving either credit or spread (capital markets) considerations.
As of December 31, 2022, non-mark-to-market financing sources accounted for 73.5% of our total loan portfolio borrowings. The remaining 26.5% of our loan portfolio borrowings, comprised primarily of our six secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks. As of December 31, 2022, we did not have any non-consolidated senior interests.
The following table summarizes our investment portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			December 31, 2022			December 31, 2021
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$385,338	$385,338	$—	$96,320	$96,320
Wells Fargo	Credit	25.0%	—	422,002	422,002	—	570,216	570,216
Barclays	Credit	25.0%	—	96,926	96,926	—	23,314	23,314
Morgan Stanley	Credit	25.0%	—	55,579	55,579	—	180,731	180,731
JP Morgan	Credit and Spread	25.0%	—	112,676	112,676	—	109,477	109,477
US Bank(1)	Credit	25.0%	—	—	—	—	33,982	33,982
Bank of America	Credit	25.0%	—	35,865	35,865	—	128,625	128,625
Institutional Lender 1(2)	Credit	25.0%	—	—	—	23,546	—	23,546
			—	1,108,386	1,108,386	23,546	1,142,665	1,166,211
Secured revolving credit facility
Syndicate lenders	None	100.0%	44,279	—	44,279	—	—	—

Asset-specific financing
Axos Bank	None	15.0%	105,152	—	105,152	—	—	—
BMO Facility	None	25.0%	47,545	—	47,545	—	—	—
Institutional Lender 2	None	n.a	392,070	—	392,070	—	—	—
Customers Bank	None	n.a	20,609	—	20,609	—	—	—
			565,376	—	565,376	—	—	—
Collateralized loan obligations
TRTX 2018-FL2	None	n.a	—	—	—	600,031	—	600,031
TRTX 2019-FL3	None	n.a	516,639	—	516,639	918,457	—	918,457
TRTX 2021-FL4	None	n.a	1,037,500	—	1,037,500	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	—	—	—
			2,461,170	—	2,461,170	2,555,988	—	2,555,988

Non-consolidated senior interests	None	n.a	—	—	—	132,000	—	132,000
Total indebtedness			$3,070,825	$1,108,386	$4,179,211	$2,711,534	$1,142,665	$3,854,199
Percentage of total indebtedness			73.5%	26.5%	100.0%	70.4%	29.6%	100.0%
_______________________________
(1)On April 11, 2022, we repaid $34.0 million outstanding and simultaneously terminated the financing arrangement.
(2)The secured credit agreement became eligible for re-margining after its second anniversary date on October 30, 2022 based on an LTV test; previously, no credit or spread-based margin risk applied.

Secured Credit Agreements
As of December 31, 2022, aggregate borrowings outstanding under our secured credit agreements totaled $1.1 billion. As of December 31, 2022, the overall weighted average interest rate was the benchmark interest rate plus 1.86% per annum and the overall weighted average advance rate was 78.1%. As of December 31, 2022, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.1 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of December 31, 2022 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs(6)	$500,000	$595,576	79.5%	$404,620	$385,338	$19,282	$95,380	2.22%	08/19/24
Wells Fargo(7)	500,000	544,557	79.3	431,586	422,002	9,584	68,414	1.61	04/18/25
Barclays(8)	500,000	129,049	77.3	98,040	96,926	1,114	401,960	1.58	08/13/26
Morgan Stanley(9)	500,000	79,103	73.4	58,032	55,579	2,453	441,968	2.29	05/04/23
JP Morgan	400,000	159,601	72.6	118,623	112,676	5,947	281,377	1.60	10/30/25
Bank of America(10)	200,000	47,820	75.0	35,865	35,865	—	164,135	1.75	03/31/23
Institutional Lender 1	249,546	1,542	—	—	—	—	249,546	—	10/30/25
Totals / weighted average	$2,849,546	$1,557,248	78.1%	$1,146,766	$1,108,386	$38,380	$1,702,780	1.86%
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
The maturity dates for each of our secured credit agreements are set forth in tables that appear earlier in this section. Our secured credit agreements generally have terms of between one and three years, but may be extended if we satisfy certain performance-based conditions. In the normal course of business, we maintain discussions with our lenders to extend, amend or otherwise optimize any financing agreements related to our loans.
As of December 31, 2022, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 21.9% compared to 23.9% as of December 31, 2021.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2022, the weighted average unused fee was 18 basis points. This facility is 100% recourse to Holdco. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. As of December 31, 2022, we pledged one loan investment with an aggregate collateral principal balance of $59.8 million and had outstanding Term SOFR-based borrowings of $44.3 million.
Asset-Specific Financing Arrangements
We closed five separate asset-specific financing arrangements with four third party lenders during the year ended December 31, 2022, which increased our non-mark-to-market portfolio financing arrangements. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On September 1, 2022, we closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement provides non-mark-to-market matched term, non-recourse financing. As of December 31, 2022, we had two asset-specific financing arrangements with Axos Bank secured by two mortgage loans. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	December 31, 2022
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$105,152	$105,152	$104,504	4.4%	1.3	2	$198,603	$198,246	1.2
BMO Facility	1	200,000	47,545	46,985	1.8%	4.5	2	59,431	58,717	4.5
Institutional Lender 2	1	397,928	392,070	389,442	3.5%	2.4	5	513,181	494,965	2.4
Customers Bank	1	23,250	20,609	20,086	2.5%	2.4	1	28,505	28,232	2.4
Total / weighted average		$726,330	$565,376	$561,017	3.5%	2.4 years		$799,720	$780,160	2.3 years
_______________________
(1)Net of $4.4 million unamortized deferred financing costs.
(2)Collateral loan assets are indexed to either LIBOR or Term SOFR and related financings are indexed to Term SOFR under Axos Bank, the BMO Facility and Customers Bank. Under the Institutional Lender 2 arrangement, collateral loan assets are indexed to LIBOR and the financing provided is indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility, the Institutional Lender 2 arrangement and Customers Bank are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of December 31, 2022, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.5 billion, financing $3.0 billion, or 60.6%, of our loans held for investment portfolio, and holding $297.2 million of cash for investment in eligible loan collateral. As of December 31, 2022, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 58.9% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR, LIBOR, or Compounded SOFR plus 1.78%, have a weighted average advance rate of 81.4%, and include a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	December 31, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	10	LIBOR	$707,456	$508,507	3.16%	1.4
Financing provided	1	Term SOFR(4)	516,639	516,639	1.72%	11.8
TRTX 2021-FL4
Collateral loan investments	23	LIBOR(5)	1,250,000	1,210,550	3.08%	2.7
Financing provided	1	LIBOR	1,037,500	1,033,264	1.60%	15.2
TRTX 2022-FL5
Collateral loan investments	18	LIBOR(6)	1,075,000	1,058,004	3.31%	3.4
Financing provided	1	Compounded SOFR	907,031	902,309	2.02%	16.1
Total
Collateral loan investments(7)	51	LIBOR	$3,032,456	$2,777,061	3.19%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,461,170	$2,452,212	1.78%	14.8 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $2.9 million held within the Sub-REIT structure.
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
(5)As of December 31, 2022, the TRTX 2021-FL4 mortgage assets are indexed to LIBOR, with the exception of four participation interests totaling $118.9 million which are indexed to Term SOFR.
(6)As of December 31, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of two participation interests totaling $178.5 million which are indexed to Term SOFR. We have the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 14.1%, 25.0% and 21.5% of the aggregate unpaid principal balance of our loans held for investment portfolio as of December 31, 2022.
(8)During the three months ended December 31, 2022, we recognized interest expense of $34.7 million, which includes $1.8 million of deferred financing cost amortization. During the year ended December 31, 2022, we recognized interest expense of $93.5 million, which includes $7.8 million of deferred financing cost amortization.
During the year ended December 31, 2022, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 nine times, recycling repayment of loan principal received of $220.1 million. During the year ended December 31, 2022, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 three times, recycling $181.7 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for details about our CRE CLO reinvestment feature.

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
On August 18, 2022, our $35.0 million retained mezzanine loan was repaid in connection with repayment of a related $132.0 million non-consolidated senior interest owned by a third party. As of December 31, 2022, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
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
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022 and December 31, 2021.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Prior to December 31, 2021, LIBOR was the prevailing benchmark; thereafter Term or Compounded SOFR apply. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2022, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 3.0% of our liabilities. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio as of December 31, 2022 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$5,004,798
Floating rate mortgage loan liabilities(1)(2)	(4,179,211)
Total floating rate mortgage loan exposure, net	$825,587
__________________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of December 31, 2022, $1.1 billion of $5.0 billion of our floating rate mortgage loan assets and $2.8 billion of $4.2 billion of our outstanding floating rate mortgage loan liabilities were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)Floating rate liabilities include secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements and collateralized loan obligations.
With the cessation of LIBOR expected to occur effective June 30, 2023, we continue to evaluate the appropriate timing to transition our assets and liabilities away from LIBOR to Term SOFR, the alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps extending through the final cessation of LIBOR in June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it is completed. We will continue to employ prudent risk management as it relates to the potential financial, operational, and legal risks associated with the expected cessation of LIBOR. While we generally seek to match index our assets and liabilities, there is an ongoing transition period as different underlying assets and sources of financing transition from LIBOR to an alternative index (generally, Term SOFR or Compounded SOFR) at different times. We expect substantially all of our loan investments and liabilities will transition by June 30, 2023.

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended,
	December 31, 2022			September 30, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$5,187,304	$100,325	7.7%	$4,902,928	$74,680	6.1%
Retained mezzanine loans	—	—	—%	35,000	817	17.4%
Core interest-earning assets	$5,187,304	$100,325	7.7%	$4,937,928	$75,497	6.2%

Interest-bearing liabilities:
Collateralized loan obligations	2,465,513	34,653	5.6%	$2,529,651	$26,380	4.2%
Secured credit agreements	1,126,097	16,983	6.0%	1,108,407	11,903	4.3%
Secured revolving credit facility	116,770	1,845	6.3%	167,809	2,259	6.0%
Asset-specific financing arrangements	555,944	11,693	8.4%	271,030	4,530	5.4%
Total interest-bearing liabilities	$4,264,324	$65,174	6.1%	$4,076,897	$45,072	4.4%
Net interest income(3)		$35,151			$30,425

Other Interest-earning assets:
Cash equivalents	$216,858	$870	1.6%	$309,619	$911	1.2%
Accounts receivable from servicer/trustee	334,245	1,163	1.4%	365,018	452	0.5%
Total interest-earning assets	$5,738,407	$102,358	7.1%	$5,612,565	$76,860	5.5%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2022. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Years Ended
	December 31, 2022			December 31, 2021
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$5,010,364	$299,457	6.0%	$4,696,942	$235,638	5.0%
Retained mezzanine loans	34,987	3,403	9.7%	34,209	4,523	13.2%
Core interest-earning assets	$5,045,351	$302,860	6.0%	$4,731,151	$240,161	5.1%

Interest-bearing liabilities:
Collateralized loan obligations	2,660,559	93,485	3.5%	$2,612,455	$48,912	1.9%
Secured credit agreements	1,135,636	45,228	4.0%	1,049,949	32,681	3.1%
Secured revolving credit facility	102,703	4,940	4.8%	—	—	—
Asset-specific financing arrangements	327,222	17,102	5.2%	—	—	—
Mortgage loan payable	—	—	—	41,667	3,497	8.4%
Total interest-bearing liabilities	$4,226,120	$160,755	3.8%	$3,704,071	$85,090	2.3%
Net interest income(3)		$142,105			$155,071

Other Interest-earning assets:
Cash equivalents	$297,721	$2,004	0.9%	$150,685	$19	0.0%
Accounts receivable from servicer/trustee	212,383	1,648	1.0%	90,662	5	0.0%
Total interest-earning assets	$5,555,455	$306,512	5.5%	$4,972,498	$240,185	4.8%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2022. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended December 31, 2022 and September 30, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	December 31, 2022	September 30, 2022[2]	Variance
Interest income and interest expense
Interest income	$100,325	$75,497	$24,828
Interest expense	(65,174)	(45,072)	(20,102)
Net interest income	35,151	30,425	4,726
Other revenue
Other income, net	840	1,362	(522)
Total other revenue	840	1,362	(522)
Other expenses
Professional fees	1,365	1,074	291
General and administrative	1,084	1,197	(113)
Stock compensation expense	1,526	932	594
Servicing and asset management fees	494	494	—
Management fee	5,984	5,906	78
Total other expenses	10,453	9,603	850
Credit loss (expense) benefit, net	10,858	(136,666)	147,524
(Loss) income before income taxes	36,396	(114,482)	150,878
Income tax expense, net	(202)	(125)	(77)
Net (loss) income	$36,194	$(114,607)	$150,801
Preferred stock dividends and participating securities' share in earnings	(3,552)	(3,307)	(245)
Net (loss) income attributable to common stockholders - see Note 11	$32,642	$(117,914)	$150,556
Other comprehensive income (loss)
Net (loss) income	$36,194	$(114,607)	$150,801
Comprehensive net (loss) income	$36,194	$(114,607)	$150,801
(Loss) earnings per common share, basic(1)	$0.42	$(1.52)	$1.94
(Loss) earnings per common share, diluted(1)	$0.42	$(1.52)	$1.94
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended September 30, 2022 can be found in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 1, 2022.
Net Interest Income
Net interest income increased by $4.7 million to $35.2 million during the three months ended December 31, 2022 compared to $30.4 million for the three months ended September 30, 2022. The increase was primarily due to an increase in the average loan balance, an increase in benchmark interest rates, and the collection of a $1.1 million prepayment penalty during the three months ended December 31, 2022. This was partially offset by an increase in the benchmark index rates tied to all of our loans and borrowings which increased our interest expense more quickly than it increased our interest income. By the end of the third quarter of 2022, the benchmark index rates exceeded the highest of the rate floors embedded in certain of our loans, which had previously constrained increases in interest income in response to rising benchmark rates. Additionally, our weighted average interest rate floors were unchanged from 0.85% as of December 31, 2022 and September 30, 2022.

Other Revenue
Other revenue decreased $0.5 million for the three months ended December 31, 2022 compared to the three months ended September 30, 2022 primarily due to operating expenses incurred at our real estate owned office property during our brief period of ownership, partially offset by an increase in interest rates earned on cash balances.
Other Expenses
Other expenses increased $0.9 million for the three months ended December 31, 2022 compared to the three months ended September 30, 2022, primarily due to an increase in stock compensation expense of $0.6 million resulting from restricted stock grants made during the fourth quarter as part of the Company's year-end compensation cycle.
Credit Loss (Expense) Benefit
Credit loss (expense) benefit decreased by $147.5 million for the three months ended December 31, 2022 compared to the three months ended September 30, 2022. The decrease to our credit loss expense was due to a significant increase in the reserve during the three months ended September 30, 2022 due to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended December 31, 2022 and September 30, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended December 31, 2022, we declared cash dividends of $0.24 per common share, or $19.0 million. During the three months ended September 30, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million.

Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Years Ended
	December 31, 2022	December 31, 2021	Variance
Interest income and interest expense
Interest income	$302,860	$240,161	$62,699
Interest expense	(160,755)	(85,090)	(75,665)
Net interest income	142,105	155,071	(12,966)
Other revenue
Other income, net	2,849	560	2,289
Total other revenue	2,849	560	2,289
Other expenses
Professional fees	4,735	4,835	(100)
General and administrative	4,399	4,392	7
Stock compensation expense	5,052	5,763	(711)
Servicing and asset management fees	1,975	1,608	367
Management fee	23,455	21,519	1,936
Incentive management fee	5,183	—	5,183
Total other expenses	44,799	38,117	6,682
Gain on sale of real estate owned, net	13,291	15,790	(2,499)
Credit loss (expense) benefit, net	(172,982)	6,310	(179,292)
Income before income taxes	(59,536)	139,614	(199,150)
Income tax expense, net	(530)	(1,064)	534
Net income	$(60,066)	$138,550	$(198,616)
Preferred stock dividends and participating securities' share in earnings	(13,578)	(19,911)	6,333
Series B Preferred Stock redemption make-whole payment	—	(22,485)	22,485
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(25,449)	25,449
Net income attributable to common stockholders - see Note 11	$(73,644)	$70,705	$(144,349)
Other comprehensive income
Net income	$(60,066)	$138,550	$(198,616)
Comprehensive net income	$(60,066)	$138,550	$(198,616)
Earnings per common share, basic(1)	$(0.95)	$0.92	$(1.87)
Earnings per common share, diluted(1)	$(0.95)	$0.87	$(1.82)
Dividends declared per common share	$0.96	$0.95	$0.01
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $13.0 million to $142.1 million during the year ended December 31, 2022 compared to $155.1 million for the year ended December 31, 2021. The decrease was primarily due to an increase in the weighted average index rate, which increased our interest expense, and the lingering impact of high-rate floors on certain of our loans, which limited an increase in interest income on these loans until late in the third quarter, when benchmark rates exceeded 100% of our rate floors during the year ended December 31, 2022. Our weighted average interest rate floors decreased from 1.10% as of December 31, 2021 to 0.85% as of December 31, 2022.
Other Revenue
Other revenue increased $2.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in interest rates earned on our cash balances and $0.4 million recognized in association with our REO prior to its sale during the second quarter of 2022.

Other Expenses
Other expenses increased $6.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to incentive management fees of $5.2 million resulting from an increase in Core Earnings primarily attributable to the $13.3 million gain on sale of real estate owned, net during the second quarter of 2022. Additionally, management fee expense increased $1.9 million for the year ended December 31, 2022 compared to the same period in 2021.
Gain on Sale of Real Estate Owned, net
During the year ended December 31, 2022, we sold the remaining 10 acre parcel of the Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. During the year ended December 31, 2021, we sold 10 acres of the Las Vegas land generating net cash proceeds of $54.4 million and a gain on sale of $15.8 million.
Credit Loss (Expense) Benefit
Credit loss (expense) benefit increased by $179.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $172.8 million increase to our allowance for credit losses during the year ended December 31, 2022 compared to a $6.3 million benefit recognized during the comparable period. The increase to the Company's allowance for credit losses was due to weakening credit indicators, weakening conditions in the capital markets and a decline in investment sales, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense decreased $0.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a reduction of excess inclusion income (“EII”) generated by certain of our CRE CLOs. Any EII generated by our CRE CLOs is ultimately allocated further to our TRSs. Consequently, no EII is allocated to us and, as a result, our shareholders will not be allocated any EII or unrelated business taxable income by us. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the year ended December 31, 2022, we declared and paid a cash dividend of $12.6 million related to our Series C Preferred Stock. During the year ended December 31, 2021, we declared and paid a cash dividend of $12.3 million related to our Series B Preferred Stock and $6.9 million related to our Series C Preferred Stock.
Series B Preferred Stock Redemption Make-Whole Payment
During the year ended December 31, 2021, we made a make-whole payment of $22.5 million to the holder of the Series B Preferred Stock for an amount equal to the present value of all remaining dividend payments due on such shares of Series B Preferred Stock from and after the redemption date (any not including any declared or paid dividends or accrued dividends prior to such redemption date) through the second anniversary of the original issue date, computed in accordance with the terms of the Articles Supplementary. See Note 12 to our Consolidated Financial Statements included in this Form 10-K for additional details.
Series B Preferred Stock Accretion, Including Allocated Warrant Fair Value and Transaction Costs
During the year ended December 31, 2021, in connection with the redemption of the Series B Preferred Stock, we accelerated and wrote-off the unamortized discount related to the allocated Warrant fair value and transaction costs. See Note 12 to our Consolidated Financial Statements included in this Form 10-K for additional details.
Dividends Declared Per Common Share
During the year ended December 31, 2022, we declared cash dividends of $0.96 per common share, or $75.1 million. During the year ended December 31, 2021, we declared cash dividends of $0.95 per common share, or $73.8 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of December 31, 2022, we had outstanding 77.4 million shares of our common stock representing $1.1 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $4.2 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
Our Debt-to-Equity ratio and Total Leverage ratio as of December 31, 2022 reflect the increase in our allowance for credit losses during the year ended December 31, 2022 of $173.0 million.
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	December 31, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.97x	2.36x
Total leverage ratio(2)	2.97x	2.45x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$254,050	$260,635
Secured credit agreements	38,380	60,319
Secured revolving credit facility	556	—
Asset-specific financing arrangements	770	—
Collateralized loan obligation proceeds held at trustee	297,168	204
Total	$590,924	$321,158
Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the year ended December 31, 2022, loan repayments (including $1.3 million of accrued PIK interest) totaled $1,508.2 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $5.6 million that are eligible to pledge under our existing financing arrangements.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.2 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, $426.1 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Year Ended December 31,
	2022	2021
Cash flows provided by operating activities	$100,496	$132,167
Cash flows (used in) investing activities	(452,561)	(342,898)
Cash flows provided by financing activities	345,341	152,101
Net change in cash, cash equivalents, and restricted cash	$(6,724)	$(58,630)
Operating Activities
During the year ended December 31, 2022 and 2021, cash flows provided by operating activities totaled $100.5 million and $132.2 million, respectively, primarily related to net interest income, offset by operating expenses.
Investing Activities
During the year ended December 31, 2022, cash flows used in investing activities totaled $452.6 million primarily due to new loan originations and acquisitions of $1,519.4 million, advances on loans and capital expenditures related to REO and other lending of $145.2 million and $5.1 million, respectively, offset by loan repayments of $1,062.4 million and proceeds from the sale of real estate owned of $154.7 million. During the year ended December 31, 2021 cash flows used in investing activities totaled $342.9 million primarily due to new loan originations of $1,623.6 million and advances on loans of $144.6 million, offset by loan repayments of $1,225.3 million, proceeds from sales of loans of $145.7 million and proceeds from the sale of real estate owned of $54.4 million.
Financing Activities
During the year ended December 31, 2022, cash flows provided by financing activities totaled $345.3 million primarily due to the issuance of TRTX 2022-FL5 which generated gross proceeds of $907.0 million, borrowings on our secured financing agreements of $1,333.0 million, borrowings on our asset-specific financing arrangements of $584.8 million, offset by repayments of CRE CLO liabilities of $1,001.9 million (of which $600.8 million related to the redemption of TRTX 2018-FL2), payments on secured financing agreements of $1,346.6 million, payments on asset-specific financing arrangements of $19.5 million and payment of dividends on our common stock and Series C Preferred Stock of $92.9 million. During the year ended December 31, 2021, cash flows provided by financing activities totaled $152.1 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $1.04 billion net of the FL4 Ramp-Up Account of $308.9 million, issuance of Series C Preferred Stock of $201.3 million offset by net payments on secured financing agreements of $356.6 million, payments related to the redemption of Series B Preferred Stock of $247.5 million, payment of dividends on our common stock and Series B Preferred Stock of $98.3 million and payments of deferred financing costs of $11.1 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2022 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$426,061	$148,621	$277,440	$—	$—
Collateralized loan obligations—principal(2)	2,461,170	879,513	620,911	215,213	745,533
Secured credit agreements—principal(3)	1,108,386	304,120	804,266	—	—
Secured revolving credit facility—principal(3)	44,279	—	44,279	—	—
Asset-specific financing arrangements—principal(4)	565,376	97,829	211,940	255,607	—
Collateralized loan obligations—interest(5)	393,133	27,414	75,887	42,471	247,361
Secured credit agreements—interest(5)	133,272	15,654	117,618	—	—
Secured revolving credit facility—interest(3)	7,915	—	7,915	—	—
Asset-specific financing arrangements—interest(5)	105,476	6,814	27,452	71,210	—
Total	$5,245,068	$1,479,965	$2,187,708	$584,501	$992,894
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of December 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans are indexed to LIBOR or Term SOFR; our related liabilities are indexed to LIBOR, Compounded SOFR or Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) term loans with private lenders; (vi) selling loans to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the year ended December 31, 2022, our Manager earned $5.2 million of incentive management fees. See Note 10 to our Consolidated Financial Statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.
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
Our REIT taxable income does not necessarily equal our net income as calculated in accordance with GAAP or our Distributable Earnings as described above. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for additional details.

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
On December 9, 2022, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.0 million in the aggregate, for the fourth quarter of 2022. The common stock dividend was paid on January 25, 2023 to the holders of record of our common stock as of December 29, 2022.
On December 9, 2022, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2022. The Series C Preferred Stock dividend was paid on December 30, 2022 to the preferred stockholders of record as of December 20, 2022.
On December 13, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the fourth quarter of 2021. The Board of Directors also declared and approved an additional, non-recurring special cash dividend of $0.07 per share of common stock, or $5.5 million in the aggregate, attributable to the Company's estimated 2021 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividends were paid on January 25, 2022 to the holders of record of the Company’s common stock as of December 29, 2021.
On December 9, 2021, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for for the fourth quarter of 2021. The Series C Preferred Stock dividend was paid on December 30, 2021 to the preferred stockholders of record as of December 20, 2021.
For the year ended December 31, 2022 and 2021, common stock dividends in the amount of $75.1 million and $73.8 million, respectively, were declared and approved.
As of December 31, 2022 and December 31, 2021, common stock dividends of $19.0 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
During 2022, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
Allowance for Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy, described above.
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
Our CECL reserve also reflects estimates of the current and future economic conditions that impact the performance of the commercial real estate assets securing the loans. These estimates include unemployment rates, inflation rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for our loans during their anticipated term. We license certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty. The actual economic conditions impacting our loan portfolio could vary significantly from the estimates made for the periods presented.
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the lingering aftereffects of COVID-19, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually-assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion of our methodologies.
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the year ended December 31, 2022, we recognized an increase of $168.4 million, respectively, to our allowance for credit losses. The credit loss allowance was $214.6 million as of December 31, 2022.
See Note 2 to our Consolidated Financial Statements included in this Form 10-K for a listing and description of our significant accounting policies.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of December 31, 2022 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
First mortgage loans(1)
1	Senior Loan	7/28/2022	$245.0	$245.0	$245.0	S + 3.4%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
2	Senior Loan(10)	8/21/2019	228.8	226.9	226.9	L + 1.5%	L + 1.7%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$452 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	174.8	174.3	L + 3.9%	L + 4.1%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan	7/20/2021	188.0	187.0	187.0	L + 3.4%	L + 3.6%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%	3
5	Senior Loan(11)	9/18/2019	175.0	175.0	175.0	L + 2.9%	L + 3.2%	Floating	12/9/2023	New York, NY	Office	Moderate Transitional	$791 Sq ft	65.2%	3
6	Senior Loan(12)	6/28/2018	177.6	169.6	169.6	L + 4.7%	L + 5.1%	Floating	3/9/2024	Philadelphia, PA	Office	Bridge	$166 Sq ft	73.6%	4
7	Senior Loan	8/7/2018	152.6	110.4	110.4	L + 3.4%	L + 3.6%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$215 Sq ft	61.4%	3
8	Senior Loan(13)	9/1/2022	148.5	140.8	137.6	L + 3.5%	L + 3.0%	Floating	6/9/2026	Dallas, TX	Hotel	Bridge	$445,946 Unit	54.2%	2
9	Senior Loan	5/15/2019	141.0	132.5	132.5	L + 3.6%	L + 4.0%	Floating	9/9/2023	New York, NY	Mixed-Use	Moderate Transitional	$1,717 Sq ft	61.0%	4
10	Senior Loan(14)	9/1/2022	128.0	128.0	119.2	L + 3.5%	L + 3.9%	Floating	11/15/2023	San Francisco, CA	Multifamily	Bridge	$388,528 Unit	67.1%	4
11	Senior Loan	5/7/2021	122.5	120.2	120.2	L + 2.9%	L + 3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
12	Senior Loan	6/14/2021	114.0	86.0	86.0	L + 3.1%	L + 3.4%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
13	Senior Loan(15)	9/1/2022	112.8	112.8	112.4	L + 3.3%	L + 2.7%	Floating	8/9/2024	Brooklyn, NY	Multifamily	Bridge	$473,950 Unit	50.9%	2
14	Senior Loan	12/20/2018	105.9	101.9	101.9	L + 4.0%	L + 4.2%	Floating	1/9/2024	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	4
15	Senior Loan	12/18/2019	101.0	86.5	86.5	L + 2.6%	L + 2.9%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	4
16	Senior Loan	4/1/2022	97.0	76.9	76.9	S + 3.4%	S + 3.7%	Floating	4/9/2027	Los Angeles, CA	Multifamily	Moderate Transitional	$551,136 Unit	60.0%	4
17	Senior Loan	12/9/2021	96.0	91.1	90.5	L + 3.8%	L + 4.1%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
18	Senior Loan	10/27/2021	92.2	90.5	90.5	L + 3.3%	L + 3.6%	Floating	11/9/2026	Nashville, TN	Multifamily	Light Transitional	$143,984 Unit	73.2%	3
19	Senior Loan	6/29/2021	90.0	86.8	86.8	L + 3.0%	L + 3.3%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%	3
20	Senior Loan	11/21/2022	87.0	59.8	58.9	S + 5.3%	S + 5.7%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$103 Sq ft	60.8%	3
21	Senior Loan	9/25/2020	80.9	71.3	71.3	L + 3.0%	L + 3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$182 Sq ft	78.4%	5
22	Senior Loan	11/30/2021	80.0	79.5	79.0	L + 3.5%	L + 3.8%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	4
23	Senior Loan	8/8/2019	76.5	64.1	64.1	L + 3.0%	L + 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	5
24	Senior Loan	12/10/2019	75.8	61.5	61.5	L + 2.6%	L + 2.8%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	4
25	Senior Loan	10/12/2021	74.0	70.0	70.0	L + 5.3%	L + 5.6%	Floating	10/9/2025	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
26	Senior Loan	7/28/2022	72.0	71.0	71.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
27	Senior Loan(16)	9/1/2022	70.0	70.0	65.8	L + 3.4%	L + 3.3%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
28	Senior Loan	2/9/2022	70.0	64.0	64.0	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$188 Sq ft	72.1%	3
29	Senior Loan	7/26/2022	69.0	57.1	56.8	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$173 Sq ft	66.2%	3
30	Senior Loan	9/30/2021	69.0	57.8	57.8	L + 3.7%	L + 4.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
31	Senior Loan	11/30/2021	65.6	52.4	52.0	L + 3.4%	L + 3.7%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
32	Senior Loan	6/28/2019	63.9	59.5	59.5	L + 2.5%	L + 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
33	Senior Loan	4/20/2022	63.0	63.0	62.5	S + 4.2%	S + 4.5%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
34	Senior Loan	4/11/2022	62.4	58.1	58.1	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	3
35	Senior Loan	6/25/2019	62.0	62.0	62.0	L + 3.1%	L + 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
36	Senior Loan(17)	9/1/2022	61.5	61.5	60.0	L + 2.8%	L + 1.5%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
37	Senior Loan	12/29/2021	60.6	55.1	54.7	L + 3.3%	L + 3.6%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
38	Senior Loan	12/18/2019	58.8	58.8	58.8	L + 2.7%	L + 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	2
39	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
40	Senior Loan	6/20/2018	55.7	55.7	55.7	L + 3.0%	L + 3.3%	Floating	1/31/2023	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%	5
41	Senior Loan	3/12/2020	55.0	51.7	51.6	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
42	Senior Loan	1/22/2019	54.0	54.0	54.0	L + 4.4%	L + 4.8%	Floating	2/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	5

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
43	Senior Loan	10/10/2019	45.9	44.0	44.0	L + 2.8%	L + 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$186 Sq ft	69.5%	3
44	Senior Loan	12/17/2021	52.1	47.5	47.5	L + 3.7%	L + 4.0%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
45	Senior Loan	10/27/2021	51.9	42.3	42.0	L + 3.4%	L + 3.7%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%	3
46	Senior Loan	6/24/2022	51.6	47.8	47.8	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
47	Senior Loan	12/20/2017	51.0	51.5	51.5	L + 4.8%	L + 5.1%	Floating	1/9/2023	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	4
48	Senior Loan	8/26/2021	51.0	29.1	28.8	L + 4.1%	L + 4.4%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%	3
49	Senior Loan	5/26/2022	50.6	29.0	28.6	S + 8.5%	S + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
50	Senior Loan	3/12/2020	50.2	47.3	47.2	L + 2.7%	L + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
51	Senior Loan	6/2/2021	48.6	45.5	45.3	L + 3.8%	L + 4.1%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
52	Senior Loan	4/6/2021	47.0	45.9	45.9	L + 3.7%	L + 4.1%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%	3
53	Senior Loan	8/10/2022	46.2	36.4	36.0	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
54	Senior Loan	9/30/2021	45.9	45.9	45.6	L + 3.3%	L + 3.6%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	2
55	Senior Loan	3/17/2021	45.4	45.0	44.8	L + 3.3%	L + 3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
56	Senior Loan	12/21/2021	45.0	43.1	43.1	L + 3.7%	L + 4.0%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
57	Senior Loan	3/30/2018	42.9	40.9	40.9	L + 3.7%	L + 4.0%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$149 Sq ft	57.9%	4
58	Senior Loan	1/14/2022	43.0	43.0	42.9	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
59	Senior Loan	3/4/2022	23.0	23.0	22.7	S + 4.0%	S + 4.1%	Floating	3/9/2027	Various, SC	Industrial	Bridge	$47 Sq ft	45.3%	2
60	Senior Loan	3/7/2019	39.2	40.4	40.4	L + 3.8%	L + 4.3%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
61	Senior Loan	3/11/2019	39.0	39.0	39.0	L + 3.4%	L + 3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	2
62	Senior Loan	7/15/2021	39.0	39.0	38.8	L + 3.5%	L + 3.8%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
63	Senior Loan	6/3/2021	36.4	33.9	33.7	L + 3.6%	L + 3.9%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
64	Senior Loan	1/4/2018	35.2	30.4	30.4	L + 3.7%	L + 4.0%	Floating	1/9/2023	Santa Ana, CA	Office	Light Transitional	$178 Sq ft	71.8%	4
65	Senior Loan	8/11/2021	34.5	31.4	31.3	L + 3.6%	L + 3.8%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
66	Senior Loan	6/9/2022	31.2	27.7	27.4	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
67	Senior Loan	8/23/2022	31.0	28.5	28.2	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
68	Senior Loan	5/14/2021	27.6	25.0	24.9	L + 3.2%	L + 3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
69	Senior Loan	10/27/2021	24.6	21.6	21.5	L + 5.5%	L + 5.8%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%	3
70	Senior Loan	6/29/2022	24.5	21.8	21.8	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Total / weighted average(9)			$5,429.1	$5,004.8	$4,978.7	BR +3.4%	BR +3.7%		2.8 years					67.2%	3.2
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)Interest rate represents the underlying benchmark interest rate ("BR") plus credit spread.
(5)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of December 31, 2022 and excludes the impact of our interest rate floors and borrower interest rate caps.
(6)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2022, based on unpaid principal balance, 37.8% of our loans were subject to yield maintenance or other prepayment restrictions and 62.2% were open to repayment by the borrower without penalty.
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
(9)Represents the weighted average of the credit spread as of December 31, 2022 for the loans, all of which are floating rate.
(10)Calculated as the ratio of unpaid principal balance as of December 31, 2022 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of December 31, 2022, the weighted average interest rate floor for our loan portfolio was 0.85%. As of December 31, 2022, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the beneficial impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of December 31, 2022, less than 3.0% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2022, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$5,004,798	Interest income	$12,512	$(12,512)	$25,024	$(25,024)	$37,536	$(37,536)
Floating rate mortgage loan liabilities	(4,179,211)	Interest expense	(10,448)	10,448	(20,896)	20,896	(31,344)	31,344
Total floating rate mortgage loan exposure, net	$825,587	Total change in net interest income	$2,064	$(2,064)	$4,128	$(4,128)	$6,192	$(6,192)
__________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of December 31, 2022, $1.1 billion of $5.0 billion of our floating rate mortgage loan assets (based on total unpaid principal balance) and $2.8 billion of $4.2 billion of floating rate mortgage loan liabilities (based on outstanding principal balance) were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
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

Extension Risk
Our Manager computes the projected weighted average life of our assets based on assumptions regarding the pace at which individual borrowers will prepay the mortgages or extend. If prepayment speeds decrease in a rising interest rate environment or extension options are exercised, the life of our loan investments could extend beyond the term of the secured debt agreements we use to finance our loan investments, except for our CRE CLOs for which the obligation to repay liabilities is tied to the repayment of underlying loans held by the CRE CLO trust. We expect that higher interest rates imposed by the Federal Reserve to rein in inflation may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, especially for loans involving office, and hotel properties. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-48. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).
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
Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than May 2, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.6(b)
Preferred Share Paying Agency Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.6(c)
Mortgage Asset Purchase Agreement, dated as of November 29, 2018, among TRTX 2018-FL2 Issuer, Ltd., TRTX CLO Loan Seller 2, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.6(d)
Collateral Management Agreement, dated as of November 29, 2018, between TRTX 2018-FL2 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on December 3, 2018)

10.6(e)
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

10.7(a)
Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.7(b)
Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.7(c)
Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

Exhibit Number	Description
10.7(d)
Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.7(e)
Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.8(a)†
Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.8(b)†
Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.8(c)†
Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.8(d)†
Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2019)

10.8(e)†
Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.9(a)
Indenture, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TRTX 2021-FL4 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.9(b)
Preferred Share Paying Agency Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.9(c)
Collateral Interest Purchase Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.9(d)
Collateral Management Agreement, dated as of March 31, 2021, between TRTX 2021-FL4 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.9(e)
Servicing Agreement, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.10(a)
Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.17(a) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

Exhibit Number	Description
10.10(b)
Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K (File No. 001-35156) filed on February 23, 2022)

10.10(c)
Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.10(d)
Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.17(d) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.10(e)
Servicing Agreement, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.17(e) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

21.1*	Subsidiaries of TPG RE Finance Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

Exhibit Number	Description
*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2023	TPG RE Finance Trust, Inc.

	By:	/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 21, 2023
Avi Banyasz

/s/ Doug Bouquard	Chief Executive Officer	February 21, 2023
Doug Bouquard	(Principal Executive Officer)

/s/ Robert Foley	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 21, 2023
Robert Foley

/s/ Michael Gillmore	Director	February 21, 2023
Michael Gillmore

/s/ Julie Hong	Director	February 21, 2023
Julie Hong

/s/ Todd Schuster	Director	February 21, 2023
Todd Schuster

/s/ Wendy Silverstein	Director	February 21, 2023
Wendy Silverstein

/s/ Bradley Smith	Director	February 21, 2023
Bradley Smith

/s/ Gregory White	Director	February 21, 2023
Gregory White

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loans Held for Investment and the Allowance for Credit Losses – Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
For certain loans meeting criteria for individual-assessment, the Company estimates an allowance for credit losses based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan. Determining the appropriateness of the allowance for individually-assessed loans is complex and requires judgment by management about the effects of matters that are inherently uncertain.
We have identified the estimation of the fair value of the underlying collateral of loans evaluated under the individually-assessed approach as a critical audit matter because of the complexity and judgment involved in the determination of the valuation methodology and assumptions, as well as the subjectivity of the unobservable inputs utilized in the valuation. Auditing the fair value of the underlying collateral for these loans required a high degree of auditor judgment and increased audit effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of the fair value of collateral for those loans evaluated using the individually-assessed approach included the following, among others:
•We tested the operating effectiveness of controls related to management's review of the fair value analysis and assumptions including, but not limited to, discount rate, capitalization rate, and the inputs used within the fair value analysis.
•We evaluated the Company's determination of the fair value of collateral by performing the following:
◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collaterals; and (3) mathematical accuracy of the overall valuation model
◦We tested the underlying data used to develop the fair value of collateral estimate to determine that the information used in the analysis was accurate and complete
◦We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures

/s/ Deloitte & Touche LLP

Dallas, Texas
February 21, 2023

We have served as the Company’s auditor since 2016.

TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets(1)
Cash and cash equivalents	$254,050	$260,635
Restricted cash	265	404
Accounts receivable	666	12
Collateralized loan obligation proceeds held at trustee	297,168	204
Accounts receivable from servicer/trustee	163,648	176
Accrued interest and fees receivable	41,742	26,620
Loans held for investment	4,978,674	4,909,202
Allowance for credit losses	(197,272)	(41,999)
Loans held for investment, net (includes $1,538,859 and $1,697,481, respectively, pledged as collateral under secured financing agreements)	4,781,402	4,867,203
Real estate owned	—	60,622
Other assets	6,197	2,144
Total assets	$5,545,138	$5,218,020
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$11,080	$2,723
Accrued expenses and other liabilities	25,132	11,563
Collateralized loan obligations, net	2,452,212	2,545,691
Secured financing agreements, net	1,147,288	1,162,206
Asset-specific financings, net	561,017	—
Payable to affiliates	5,984	5,609
Deferred revenue	1,459	1,366
Dividends payable	18,970	24,156
Total liabilities	4,223,142	3,753,314
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,410,282 and 77,183,892 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,716,938	1,711,886
Accumulated deficit	(395,027)	(247,265)
Total stockholders' equity	1,321,996	1,464,706
Total permanent equity	1,321,996	1,464,706
Total liabilities and stockholders' equity	$5,545,138	$5,218,020
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2022 include assets and liabilities of variable interest entities (“VIEs”) of $3.3 billion and $2.5 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2021 include assets and liabilities of VIEs of $3.2 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income and interest expense
Interest income	$302,860	$240,161	$283,672
Interest expense	(160,755)	(85,090)	(107,237)
Net interest income	142,105	155,071	176,435
Other revenue
Other income, net	2,849	560	537
Total other revenue	2,849	560	537
Other expenses
Professional fees	4,735	4,835	8,970
General and administrative	4,399	4,392	3,597
Stock compensation expense	5,052	5,763	5,768
Servicing and asset management fees	1,975	1,608	1,239
Management fee	23,455	21,519	20,767
Incentive management fee	5,183	—	—
Total other expenses	44,799	38,117	40,341
Securities impairments	—	—	(203,397)
Gain on sale of real estate owned, net	13,291	15,790	—
Credit loss (expense) benefit, net	(172,982)	6,310	(69,755)
(Loss) income before income taxes	(59,536)	139,614	(136,521)
Income tax expense, net	(530)	(1,064)	(305)
Net (loss) income	$(60,066)	$138,550	$(136,826)
Preferred stock dividends and participating securities' share in earnings	(13,578)	(19,911)	(18,706)
Series B Preferred Stock redemption make-whole payment	—	(22,485)	—
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	(25,449)	—
Net (loss) income attributable to common stockholders - see Note 11	$(73,644)	$70,705	$(155,532)
(Loss) earnings per common share, basic	$(0.95)	$0.92	$(2.03)
(Loss) earnings per common share, diluted	$(0.95)	$0.87	$(2.03)
Weighted average number of common shares outstanding
Basic:	77,296,524	76,977,743	76,656,756
Diluted:	77,296,524	81,684,388	76,656,756
Other comprehensive income (loss)
Net (loss) income	$(60,066)	$138,550	$(136,826)
Unrealized loss on available-for-sale debt securities	—	—	(1,051)
Comprehensive net (loss) income	$(60,066)	$138,550	$(137,877)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Permanent equity												Temporary equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Class A Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Series B Preferred Stock
Balance at December 31, 2019	125	$—	—	$—	74,886,113	$75	1,136,665	$1	$1,530,935	$(28,108)	1,051	$1,503,954	$—
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	—	—	(19,645)	—	(19,645)	—
Issuance of common stock	—	—	—	—	819,425	1	—	—	12,894	—	—	12,895	—
Conversions of Class A Common Stock to common stock	—	—	—	—	1,136,665	1	(1,136,665)	(1)	—	—	—	—	—
Retirement of common stock	—	—	—	—	(55,197)	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	210,598
Series B Preferred Stock allocated warrant fair value to purchase common stock	—	—	—	—	—	—	—	—	14,402	—	—	14,402	(14,209)
Equity Issuance, Shelf Registration, and Equity Distribution Agreement transaction costs	—	—	—	—	—	—	—	—	(1,129)	—	—	(1,129)	(27)
Amortization of stock compensation expense	—	—	—	—	—	—	—	—	5,768	—	—	5,768	—
Net (loss)	—	—	—	—	—	—	—	—	—	(136,826)	—	(136,826)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,051)	(1,051)	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(14,689)	—	(14,689)	—
Series B Preferred Stock accretion and write-off of discount, including allocated warrant fair value and transaction costs	—	—	—	—	—	—	—	—	(3,189)	—	—	(3,189)	3,189
Dividends on common stock (dividends declared per share of $1.21)	—	—	—	—	—	—	—	—	—	(93,590)	—	(93,590)	—
Balance at December 31, 2020	125	$—	—	$—	76,787,006	$77	—	$—	$1,559,681	$(292,858)	$—	$1,266,900	$199,551
Issuance of common stock	—	—	—	—	440,509	—	—	—	—	—	—	—	—
Retirement of common stock	—	—	—	—	(43,623)	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	8	—	—	—	—	201,242	—	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement transaction costs	—	—	—	—	—	—	—	—	(6,866)	—	—	(6,866)	—
Amortization of stock compensation expense	—	—	—	—	—	—	—	—	5,763	—	—	5,763	—
Net income	—	—	—	—	—	—	—	—	—	138,550	—	138,550	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(19,194)	—	(19,194)	—
Series B Preferred Stock redemption at par value	—	—	—	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock redemption make-whole payment	—	—	—	—	—	—	—	—	(22,485)	—	—	(22,485)	—
Series B Preferred Stock accretion and write-off of discount, including allocated warrant fair value and transaction costs	—	—	—	—	—	—	—	—	(25,449)	—	—	(25,449)	25,449
Dividends on common stock (dividends declared per share of $0.95)	—	—	—	—	—	—	—	—	—	(73,763)	—	(73,763)	—
Balance at December 31, 2021	125	$—	8,050,000	$8	77,183,892	$77	—	$—	$1,711,886	$(247,265)	$—	$1,464,706	$—
Issuance of common stock	—	—	—	—	226,390	—	—	—	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	—	—	5,052	—	—	5,052	—
Net (loss)	—	—	—	—	—	—	—	—	—	(60,066)	—	(60,066)	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(12,592)	—	(12,592)	—
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	—	—	(75,104)	—	(75,104)	—
Balance at December 31, 2022	125	$—	8,050,000	$8	77,410,282	$77	—	$—	$1,716,938	$(395,027)	$—	$1,321,996	$—
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(60,066)	$138,550	$(136,826)
Adjustment to reconcile net (loss) income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(11,085)	(7,204)	(11,089)
Amortization of deferred financing costs	15,007	15,891	13,504
Decrease (increase) of accrued capitalized interest	1,314	1,330	(4,701)
(Gain) loss on sale of real estate owned, net	(13,291)	(15,790)	—
Stock compensation expense	5,052	5,763	5,768
Loss on loans held for investment, net (see Note 3)	—	2,109	13,773
Partial write-off of loan held for investment (see Note 3)	—	8,200	—
Increase (decrease) of allowance for credit losses, net (see Note 3)	172,982	(16,619)	55,983
Loss on sales of CRE debt securities, net	—	—	203,397
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(504)	773	1,559
Accrued interest receivable	(16,542)	1,012	1,089
Accrued expenses and other liabilities	(143)	(4,430)	(66)
Accrued interest payable	8,357	93	(4,036)
Payable to affiliates	375	39	(3,949)
Deferred revenue	93	(52)	1,254
Other assets	(1,053)	2,502	(3,575)
Net cash provided by operating activities	100,496	132,167	132,085
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(1,519,406)	(1,623,585)	(351,650)
Advances on loans held for investment	(145,199)	(144,645)	(233,029)
Principal repayments of loans held for investment	1,062,381	1,225,294	819,813
Capital expenditures related to real estate owned and other lending	(5,060)	—	—
Sale of real estate owned	154,723	54,368	—
Sales of loans held for investment	—	145,670	131,902
Purchase of available-for-sale CRE debt securities	—	—	(168,888)
Sales and principal repayments of available-for-sale CRE debt securities	—	—	766,437
Net cash (used in) provided by investing activities	(452,561)	(342,898)	964,585
Cash flows from financing activities:
Payments on collateralized loan obligations	(1,001,850)	(316,272)	—
Proceeds from collateralized loan obligations	907,031	1,037,500	—
Payments on secured financing agreements - loan investments	(1,346,574)	(1,361,971)	(1,433,446)
Proceeds from secured financing agreements - loan investments	1,333,028	1,005,326	1,112,047
Payments on asset-specific financing arrangements	(19,465)	—	—
Proceeds from asset-specific financing arrangements	584,841	—	—
Payments on secured financing agreements - CRE debt securities	—	—	(824,920)
Proceeds from secured financing agreements - CRE debt securities	—	—	132,122
Proceeds from mortgage loan payable	—	—	50,000
Payments on mortgage loan payable	—	(50,000)	—
Payment of deferred financing costs	(18,788)	(11,098)	(6,368)
Proceeds from issuance of Series B Preferred Stock	—	—	210,598
Series B Preferred Stock redemption make-whole payment	—	(22,485)	—
Series B Preferred Stock redemption at par value	—	(225,000)	—
Proceeds from issuance of Series C Cumulative Redeemable Preferred Stock	—	201,250	—
Proceeds from issuance of warrants to purchase common stock	—	—	14,402
Proceeds from issuance of common stock	—	—	12,895
Dividends paid on common stock	(80,290)	(79,089)	(96,664)
Dividends paid on Class A common stock	—	—	(284)
Dividends paid on preferred stock	(12,592)	(19,194)	(14,685)
Payment of Equity Issuance and Equity Distribution Agreement transaction costs	—	(6,866)	(12,365)
Net cash provided by (used in) financing activities	345,341	152,101	(856,668)
Net change in cash, cash equivalents, and restricted cash	(6,724)	(58,630)	240,002
Cash, cash equivalents and restricted cash at beginning of period	261,039	319,669	79,666
Cash, cash equivalents and restricted cash at end of period	$254,315	$261,039	$319,668

Supplemental disclosure of cash flow information:
Interest paid	$137,511	$69,244	$97,767
Taxes paid	$784	$1,221	$141
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$296,964	$—	$—
Dividends declared, not paid	$18,970	$24,156	$29,481
Principal repayments of loans held for investment held by servicer/trustee, net	$162,203	$204	$174
Accrued interest receivable held by servicer/trustee, net	$1,444	$—	$—
Conversion of loans held for investment to real estate owned	$76,500	$—	$—
Accrued Equity Issuance and Transaction Costs	$—	$—	$3,000
Accrued deferred financing costs	$608	$221	$452
Unrealized gain (loss) on available-for-sale CRE debt securities	$—	$—	$(1,051)
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the Company's accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
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
The Company’s CECL reserve also reflects estimates of the current and future economic conditions that impact the performance of the commercial real estate assets securing the Company’s loans. These estimates include unemployment rates, inflation rates, interest rates, price indices for commercial property, current and expected future availability of liquidity in the commercial property debt and equity capital markets, and other macroeconomic factors that may influence the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term. The Company licenses certain macroeconomic financial forecasts to inform its view of the potential future impact that broader economic conditions may have on its loan portfolio’s performance. Selection of the economic forecast or forecasts used, in conjunction with loan level inputs, to determine the CECL reserve requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty. The actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented.
The key inputs to the Company's estimation of its allowance for credit losses as of December 31, 2022 were impacted by dislocations in the capital markets, increased interest rates, accelerating inflationary trends, a heightened risk of recession, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
Credit Loss Measurement
The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality and duration, collateral operating performance, risk rating, delinquency status, historic loss experience and other characteristics influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: (1) a model-based approach and (2) an individually-assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable.
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
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The Company has implemented a model-based approach used to measure the expected life-time allowance for credit losses related to loans which are not individually-assessed. The model-based approach considers the underlying loan level cash flows and relevant historical market loan loss data. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, in an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors, incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

The Company may use other acceptable alternative approaches depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

Allowance for Credit Losses for Loans Held for Investment – Individually-Assessed Approach
In instances where the Company concludes a loan repayment is entirely dependent on the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable, the Company individually assesses the allowance for credit loss for the underlying loan. The amount of expected credit loss is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and real estate sales comparables), and considers substantially the same credit factors as utilized in the model-based method. In instances where the Company determines foreclosure of the underlying collateral is probable, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral as of the measurement date. The fair value of the underlying collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the underlying collateral in instances where foreclosure is not probable.
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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to a REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the asset. REO is evaluated for recoverability when impairment indicators are identified. Any impairment loss, revenue and expenses from operations of the properties, and resulting gains or losses on sale are included in the consolidated statements of income and comprehensive income within Gain (loss) on sale of real estate owned, net and Other income, net.

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2022, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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

Earnings per Common Share
The Company calculates basic earnings per share using the two-class method. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.
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
Stock-based Compensation
Stock-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. The stock-based compensation awards to certain employees of affiliates of the Manager generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors prior to December 2021 fully vested on the grant date and accrued, and will continue to accrue, common stock dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Deferred stock units granted in December 2021 and in future periods will fully vest on the grant date and will continue to accrue and be paid cash common stock dividends on a quarterly basis. Stock-based compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.
Deferred Financing Costs
Deferred financing costs are reflected net of the liabilities to which they relate, currently collateralized loan obligations, secured financing agreements, which include secured credit agreements and a secured revolving credit facility, and asset-specific financing arrangements on the Company’s consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (i) for secured financing agreements other than CRE CLOs, the initial term of the financing agreement, or in the case of costs directly associated with the loan, over the life of the financing agreement or the loan, whichever is shorter; and (ii) for CRE CLOs, over the estimated life of the liabilities issued based on the underlying loans’ initial maturity dates, considering the expected repayment behavior of the loans collateralizing the notes and the impact of any reinvestment periods, as of the closing date.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2022 and December 31, 2021. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of December 31, 2022 and December 31, 2021, the Company held as part of its total cash balances $22.4 million and $15.0 million to comply with this covenant, respectively.

Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of December 31, 2022, cash and cash equivalents of $254.1 million has been combined with $0.3 million of restricted cash in the consolidated statement of cash flows. As of December 31, 2021, cash and cash equivalents of $260.6 million has been combined with $0.4 million of restricted cash in the consolidated statement of cash flows. The Company did not have any restricted cash amounts as of December 31, 2020.
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
Redeemable equity instruments are initially carried at the relative fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The Series B Preferred Stock issued in connection with the Investment Agreement described in Note 12 were classified as temporary equity in the accompanying financial statements. The Company elected the accreted redemption value method under which it accreted changes in the redemption value over the period from the date of issuance of the Series B Preferred Stock to the earliest costless redemption date (May 28, 2024, the fourth anniversary) using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock and accelerated the accretion of the redemption value. As of December 31, 2022 and December 31, 2021, the Company had no shares of Series B Preferred Stock outstanding. The Series B Preferred Stock issuance, including details related to the Warrants, and redemption are described in Note 12.
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of December 31, 2022. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock are described in Note 12.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” This ASU provides optional guidance for a limited period to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848”, which defers the expiration of ASC 848 from December 31, 2022, to December 31, 2024. This standard is effective for the Company immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.
The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition as it occurs. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. For the year ended December 31, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will reevaluate the application each quarter.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2022-02 on January 1, 2022 did not have a material impact on the Company's consolidated financial statements.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $26.4 million and $14.3 million as of December 31, 2022 and December 31, 2021, respectively.
During the year ended December 31, 2022, the Company originated 18 and acquired five mortgage loans with a total commitment of $1.7 billion, an initial unpaid principal balance of $1.5 billion, and unfunded commitments at closing of $0.2 billion. Additionally, the Company received 21 full loan repayments of $1.3 billion, and partial principal payments including accrued PIK interest payments, of $0.2 billion across 25 loans, for total loan repayments of $1.5 billion during the year ended December 31, 2022.
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
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	December 31, 2022		December 31, 2021
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	70	70	69	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$5,429,146	$5,429,146	$5,411,944	$5,543,944
Unpaid principal balance(2)	$5,004,798	$5,004,798	$4,919,343	$5,051,343
Unfunded loan commitments(3)	$426,061	$426,061	$487,773	$487,773
Amortized cost	$4,978,674	$4,978,674	$4,909,202	$4,909,202
Weighted average credit spread	3.4%	3.4%	3.4%	3.4%
Weighted average all-in yield(4)	8.1%	8.1%	4.8%	4.8%
Weighted average term to extended maturity (in years)(5)	2.8	2.8	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had outstanding one non-consolidated senior interest of $132.0 million as of December 31, 2021, and none as of December 31, 2022.
(2)Unpaid principal balance includes PIK interest of $1.7 million and $3.0 million as of December 31, 2022 and December 31, 2021, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of December 31, 2022, all of the Company’s loans were floating rate. Loans originated by the Company before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR. As of December 31, 2022, based on the total loan commitments of the Company’s loan portfolio, 20.7% (or $1.1 billion) of the Company’s loans were subject to Term SOFR and 79.3% (or $4.3 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of December 31, 2022 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2022, based on the unpaid principal balance of the Company’s total loan exposure, 37.8% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 62.2% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	December 31, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$5,004,798	$(26,124)	$4,978,674
Subordinated and mezzanine loans	—	—	—
Total	$5,004,798	$(26,124)	$4,978,674
Allowance for credit losses			(197,272)
Loans held for investment, net			$4,781,402

	December 31, 2021
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,884,343	$(10,101)	$4,874,242
Subordinated and mezzanine loans	35,000	(40)	34,960
Total	$4,919,343	$(10,141)	$4,909,202
Allowance for credit losses			(41,999)
Loans held for investment, net			$4,867,203
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	For the years ended December 31,
	2022	2021
Balance as of January 1	$4,867,203	$4,456,460
Additions during the period:
Loans originated and acquired	1,519,406	1,623,585
Additional fundings	145,199	146,032
Amortization of origination fees and discounts	11,085	7,203
Deductions during the period:
Collection of principal	(1,506,870)	(1,236,032)
Collection of accrued PIK interest	(1,314)	—
Write-off	(4,400)	—
Loan sale	—	(147,986)
Loan extinguishment on conversion to REO	(89,234)	—
(Increase) decrease of allowance for credit losses	(159,673)	17,941
Balance as of December 31	$4,781,402	$4,867,203
During the year ended December 31, 2021, the Company sold, in separate transactions, two performing hotel loans with an unpaid principal balance of $148.0 million, recording a $2.1 million loss on sale after giving effect to transaction costs. The sales prices were 98.0% and 100.0% of par, producing a weighted average sales price of 99.2% of par.
As of December 31, 2022 and December 31, 2021, there was $7.9 million and $10.1 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of December 31, 2022, there was $18.2 million of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets. As of December 31, 2021, there were no unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	December 31, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	22,732	216,960	—	272,185	—	—	511,877
3	907,161	1,609,556	98,874	505,377	110,356	—	3,231,324
4	76,938	79,023	119,172	320,793	342,869	51,542	990,337
5	—	—	71,269	118,135	55,732	—	245,136
Total senior loans	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674
Senior loans:
Current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Total current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	—	—	—	—	—
Total	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674

	December 31, 2021
	Amortized cost by origination year
	2021	2020	2019	2018	2017	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	33,621	—	82,461	242,614	168,355	—	527,051
3	1,600,659	95,858	1,400,670	407,509	169,934	17,163	3,691,793
4	—	78,013	154,093	183,750	216,542	—	632,398
5	—	—	—	23,000	—	—	23,000
Total senior loans	$1,634,280	$173,871	$1,637,224	$856,873	$554,831	$17,163	$4,874,242
Subordinated and mezzanine loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	34,960	—	—	—	34,960
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total subordinated and mezzanine loans	—	—	34,960	—	—	—	34,960
Total	$1,634,280	$173,871	$1,672,184	$856,873	$554,831	$17,163	$4,909,202
Loans acquired are presented in the preceding table in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	December 31, 2022	December 31, 2021
1	$—	$—
2	511,878	527,051
3	3,231,324	3,726,753
4	990,337	632,398
5	245,135	23,000
Total	$4,978,674	$4,909,202
Allowance for credit losses	(197,272)	(41,999)
Carrying value	$4,781,402	$4,867,203
Weighted average risk rating(1)	3.2	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio increased to 3.2 as of December 31, 2022 compared to 3.0 as of December 31, 2021.
Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of December 31, 2022. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Year Ended December 31, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	160,479	(806)	159,673
Write-off	(4,400)	—	(4,400)
Subtotal	197,272	—	197,272
Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	13,104	—	13,104
Subtotal	17,314	—	17,314
Total allowance for credit losses	$214,586	$—	$214,586

	For the Year Ended December 31, 2021
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2021	$58,210	$1,730	$59,940
Allowance for (reversal of) credit losses, net	(8,817)	(924)	(9,741)
Write-off	(8,200)	—	(8,200)
Subtotal	41,193	806	41,999
Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2021	2,756	132	2,888
Allowance for (reversal of) credit losses, net	1,454	(132)	1,322
Subtotal	4,210	—	4,210
Total allowance for credit losses	$45,403	$806	$46,209

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2022
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$119,190	$78,082	$197,272
Unfunded loan commitments	10,927	6,387	17,314
Total allowance for credit losses	$130,117	$84,469	$214,586
Total unpaid principal balance	$4,759,663	$245,135	$5,004,798

	December 31, 2021
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$41,999	$—	$41,999
Unfunded loan commitments	4,210	—	4,210
Total allowance for credit losses	$46,209	$—	$46,209
Total unpaid principal balance	$4,919,343	$—	$4,919,343
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.
During the year ended December 31, 2022, the Company recorded an increase of $168.4 million to its allowance for credit losses, increasing its CECL reserve to $214.6 million as of December 31, 2022. For the year ended December 31, 2022, the increase to the Company's allowance for credit losses was primarily due to an increase in credit loss expense of (1) $84.5 million related to individually assessed loans as further described below, (2) $26.2 million resulting from the Company's increased loan origination and acquisition activity during 2022, and (3) $70.0 million from recessionary and recovery macroeconomic assumptions employed in determining the general CECL reserve, offset by a decrease in the credit loss allowance of $12.4 million resulting from loan repayments.
During the year ended December 31, 2021, the Company recorded a decrease of $16.6 million to its allowance for credit losses primarily due to a decrease in credit loss expense of (1) $24.1 million related to loan repayments, loan sales, and a partial write-off of a non-performing retail loan held for investment (recognized as a partial worthlessness deduction for income tax purposes) and (2) $5.9 million from positive macroeconomic data and improved operating performance of the underlying collateral for many of the Company’s loans in 2021 that were adversely impacted by COVID-19 in 2020, offset by an increase in the credit loss allowance of $13.4 million resulting from the Company’s increased loan origination volume during 2021.
As of December 31, 2022, four first mortgage loans satisfied the CECL framework's criteria for individual assessment. The total amortized cost of the individually assessed loans as of December 31, 2022 and December 31, 2021, was $245.1 million and $250.7 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral to estimate a total allowance for credit losses of $78.1 million as of December 31, 2022. The Company’s fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 10.0% – 14.5%, and a terminal capitalization rate range of 6.5% – 9.0%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use broker-prepared estimates of fair values based on discounted cash flows and sales comparables to corroborate the estimated value of a loan's collateral. As of December 31, 2022, one of the four loans with an amortized cost of $71.3 million was on non-accrual status; the three other loans with an amortized cost of $173.9 million were not on non-accrual status because the borrowers were not in default of the loan agreements and all amounts of interest due were collected by the Company.
During the three months ended December 31, 2022, the Company extinguished a first mortgage loan with an unpaid principal balance of $89.2 million that experienced a maturity default. In October 2022, the Company negotiated and closed a deed-in-lieu of foreclosure to take ownership of the office property which previously served as collateral for the first mortgage loan. The carrying value of the loan was $76.5 million, net the asset-specific credit loss reserve as of the foreclosure date of $12.7 million, which was equal to the previously recorded specific CECL reserve. No cash was exchanged as part of this transaction. See Note 4 for further details.

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
As of December 31, 2022, the Company had two loans with an amortized cost of $190.4 million on non-accrual status, of which $119.2 million is 30-59 days past due. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when each loan was placed on non-accrual status. As of December 31, 2022 and December 31, 2021, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
Subordinated and mezzanine loans	—	—	—	—	—	—
Total	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674

		Days Outstanding as of December 31, 2021
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,851,242	$—	$—	$23,000	$23,000	$4,874,242
Subordinated and mezzanine loans	34,960	—	—	—	—	34,960
Total	$4,886,202	$—	$—	$23,000	$23,000	$4,909,202
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the year ended December 31, 2022, none of the Company’s loan modifications resulted in significant modifications.
As of December 31, 2022, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.7 million and related to two first mortgage loans.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

	Year Ended
	2022	2021
Balance as of January 1,	$3,028	$4,701
Accrued PIK interest	—	816
Repayments of accrued PIK interest	(313)	—
Balance as of March 31,	$2,715	$5,517
Accrued PIK interest	—	360
Repayments of accrued PIK interest	(300)	(1,034)
Write-off of accrued PIK interest	—	(690)
Balance as of June 30,	$2,415	$4,153
Accrued PIK interest	—	209
Repayments of accrued PIK interest	—	(871)
Write-off of accrued PIK interest	—	—
Balance as of September 30,	$2,415	$3,491
Accrued PIK interest	—	—
Repayments of accrued PIK interest	(701)	(120)
Write-off of accrued PIK interest	—	(343)
Balance as of December 31,	$1,714	$3,028
No accrued PIK interest was recorded and deferred during the year ended December 31, 2022.

(4) Real Estate Owned
In October 2022, the Company acquired an office property in Dallas, TX pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the office property was $76.5 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. During the period of ownership, the Company funded $2.1 million of capital expenditures related to tenant improvements for the property. On November 21, 2022, the Company sold the office property for gross proceeds of $78.6 million. Operating revenues and expenses related to the office property are reflected within Other income, net on the consolidated statements of income and comprehensive income and were immaterial to the financial results of the Company.
In December 2020, the Company acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Las Vegas land”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the Las Vegas land was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs. The Company obtained from a third party a $50.0 million non-recourse first mortgage loan secured by the Las Vegas land which it repaid on November 12, 2021. See Note 6 for additional information regarding the related mortgage loan.
During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the Las Vegas land for net cash proceeds of $54.4 million and recognized a gain on sale of real estate owned, net of $15.8 million on the consolidated statements of income and comprehensive income. The Company utilized $15.8 million of its $203.4 million of capital loss carryforwards to offset the gain on sale of its Las Vegas land for income tax purposes in 2021. As of December 31, 2021, the Company held the remaining 10 acre parcel of Las Vegas land at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million.
On April 4, 2022, the Company sold the remaining 10 acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million on the consolidated statements of income and comprehensive income. The Company utilized $13.3 million of the $187.6 million of available capital loss carryforwards to offset the gain on sale of its Las Vegas land for income tax purposes in 2022. See Note 9 for additional details. As of December 31, 2022, the Company no longer owns any REO.
For the year ended December 31, 2022 and 2021, operating revenues from Las Vegas land were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain pools of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the year ended December 31, 2022. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. During the year ended December 31, 2022, the Company utilized the reinvestment feature in TRTX 2021-FL4. During the year ended December 31, 2021, the Company utilized the reinvestment feature in TRTX 2021-FL4. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On October 25, 2019, Sub-REIT issued a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021 and the Company utilized the reinvestment feature during the year ended December 31, 2021. In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of December 31, 2022 and December 31, 2021 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$28,011	$28,167
Collateralized loan obligation proceeds held at trustee(1)	297,168	204
Accounts receivable from servicer/trustee(2)	156,633	150
Accrued interest receivable	5,584	6,765
Loans held for investment, net(3)	2,779,978	3,138,603
Total assets	$3,267,374	$3,173,889
Liabilities
Accrued interest payable	$6,106	$1,823
Accrued expenses	761	1,490
Collateralized loan obligations, net(4)	2,452,212	2,545,691
Payable to affiliates	8,175	3,830
Total liabilities	$2,467,254	$2,552,834
________________________________
(1)Includes $72.5 million and $224.7 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of December 31, 2022. Includes $0.2 million of cash available to acquire eligible assets related to TRTX 2021-FL4 as of December 31, 2021.
(2)Includes $155.2 million of cash proceeds related to loan repayments related to TRTX 2019-FL3 held by the Company's loan servicer as of December 31, 2022, which are remitted to the Company during the subsequent remittance cycle.
(3)Includes three loans held for investment with an unpaid principal balance of $2.9 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively.
(4)Net of $9.0 million and $10.3 million of unamortized deferred financing costs as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 and December 31, 2021, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	December 31, 2022
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	10	LIBOR	$707,456	$508,507	3.16%	1.4
Financing provided	1	Term SOFR(4)	516,639	516,639	1.72%	11.8
TRTX 2021-FL4
Collateral loan investments	23	LIBOR(5)	1,250,000	1,210,550	3.08%	2.7
Financing provided	1	LIBOR	1,037,500	1,033,264	1.60%	15.2
TRTX 2022-FL5
Collateral loan investments	18	LIBOR(6)	1,075,000	1,058,004	3.31%	3.4
Financing provided	1	Compounded SOFR	907,031	902,309	2.02%	16.1
Total
Collateral loan investments(7)	51	LIBOR	$3,032,456	$2,777,061	3.19%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,461,170	$2,452,212	1.78%	14.8 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other loans held for investment, net of $2.9 million held within the Sub-REIT.
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
(5)As of December 31, 2022, the TRTX 2021-FL4 mortgage assets are indexed to LIBOR, with the exception of four participation interests totaling $118.9 million which are indexed to Term SOFR.
(6)As of December 31, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of two participation interests totaling $178.5 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Compounded SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 14.1%, 25.0% and 21.5% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2022.
(8)During the three months ended December 31, 2022, the Company recognized interest expense of $34.7 million, which includes $1.8 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the year ended December 31, 2022, the Company recognized interest expense of $93.5 million, which includes $7.8 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

	December 31, 2021
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2018-FL2
Collateral loan investments	17	LIBOR	$805,685	$795,815	3.39%	2.0
Financing provided	1	LIBOR	600,031	599,394	1.56%	15.9
TRTX 2019-FL3
Collateral loan investments	19	LIBOR	1,109,229	1,100,497	3.19%	2.2
Financing provided	1	Term SOFR(3)	918,457	915,451	1.48%	12.8
TRTX 2021-FL4
Collateral loan investments	24	LIBOR	1,249,796	1,242,291	3.19%	3.1
Financing provided	1	LIBOR	1,037,500	1,030,846	1.60%	16.2
Total
Collateral loan investments(4)	60	LIBOR	$3,164,710	$3,138,603	3.24%	2.7 years
Financing provided(5)	3	Term SOFR/LIBOR	$2,555,988	$2,545,691	1.55%	15.2 years
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
(5)During the three months ended December 31, 2021, the Company recognized interest expense of $13.8 million, which includes $2.6 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the year ended December 31, 2021, the Company recognized interest expense of $49.4 million, which includes $7.7 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, mortgage loans payable, and collateralized loan obligations.
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	December 31, 2022	December 31, 2021
Collateralized loan obligations(1)	$2,461,170	$2,555,988
Secured credit agreements	1,108,386	1,166,211
Asset-specific financing arrangements	565,376	—
Secured revolving credit facility	44,279	—
Mortgage loan payable	—	—
Total	$4,179,211	$3,722,199
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of December 31, 2022 and December 31, 2021, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR or Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values after the second anniversary date of the facility on October 30, 2022.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/23	08/19/24	1 Month BR	2.2%	6.6%	$500,000	$114,662	$385,338	$595,576	$595,136
Wells Fargo(3)	04/18/25	04/18/25	1 Month BR	1.6%	6.0%	500,000	77,998	422,002	544,557	541,134
Barclays(4)	08/13/25	08/13/26	1 Month BR	1.6%	5.9%	500,000	403,074	96,926	129,049	128,489
Morgan Stanley(5)	05/04/23	05/04/23	1 Month BR	2.3%	6.7%	500,000	444,421	55,579	79,103	79,103
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	6.0%	400,000	287,324	112,676	159,601	159,596
Bank of America(6)	03/31/23	03/31/23	1 Month BR	1.8%	6.1%	200,000	164,135	35,865	47,820	47,820
Institutional Lender 1	10/30/23	10/30/25	1 Month BR	—%	—%	249,546	249,546	—	1,542	1,542
Totals						$2,849,546	$1,741,160	$1,108,386	$1,557,248	$1,552,820
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
Secured Credit Agreement Terms
As of December 31, 2022 and December 31, 2021, the Company had six and seven secured credit agreements, respectively, to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of December 31, 2022 and December 31, 2021 consisted of 45 and 53 mortgage loans, or participation interests therein, respectively. Under five of the six secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the sixth secured credit agreement, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	December 31, 2022
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$595,576	$596,838	$386,124	$210,714	15.9%	597
Wells Fargo	500,000	544,557	544,824	422,870	121,954	9.2%	839
Barclays	500,000	129,049	128,900	97,215	31,685	2.4%	1321
Morgan Stanley Bank	500,000	79,103	79,935	55,798	24,137	1.8%	124
JP Morgan Chase Bank	649,546	161,143	162,328	113,197	49,131	3.7%	1034
Bank of America	200,000	47,820	48,272	35,882	12,390	0.9%	90
Total / weighted average	$2,849,546	$1,557,248	$1,561,097	$1,111,086	$450,011		757
_______________________
(1)Loan amounts include interest receivable of $8.3 million and are net of premium, discount and origination fees of $4.4 million.
(2)Loan amounts include interest payable of $2.7 million and do not reflect unamortized deferred financing fees of $2.8 million.
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
As a result of contributing collateral into TRTX 2022-FL5 upon its issuance during the year ended December 31, 2022, the Company accelerated $1.1 million of unamortized deferred transaction costs related to its secured credit agreements to interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2022-FL5.
On April 11, 2022, the Company repaid the $34.0 million outstanding under the US Bank secured credit agreement and simultaneously terminated the financing arrangement prior to its July 9, 2022 maturity date.

Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2022, the weighted average unused fee was 18 basis points. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the permanent financing asset classification. This facility is 100% recourse to Holdco. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. As of December 31, 2022, the Company pledged one loan investment with an aggregate collateral principal balance of $59.8 million and outstanding Term SOFR-based borrowings of $44.3 million.
Asset-Specific Financing Arrangements
As of December 31, 2022, the Company had two asset-specific financing arrangements with Axos Bank each secured by a mortgage loan. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco.
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
On November 17, 2022, the Company closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement is non-mark-to-market, matched term, and non-recourse.
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	December 31, 2022
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$105,152	$105,152	$104,504	4.4%	1.3	2	$198,603	$198,246	1.2
BMO Facility	1	200,000	47,545	46,985	1.8%	4.5	2	59,431	58,717	4.5
Institutional Lender 2	1	397,928	392,070	389,442	3.5%	2.4	5	513,181	494,965	2.4
Customers Bank	1	23,250	20,609	20,086	2.5%	2.4	1	28,505	28,232	2.4
Total / weighted average		$726,330	$565,376	$561,017	3.5%	2.4 years		$799,720	$780,160	2.3 years
_______________________
(1)Net of $4.4 million unamortized deferred financing costs.
(2)Collateral loan assets are indexed to either LIBOR or Term SOFR and related financings are indexed to Term SOFR under Axos Bank, the BMO Facility and Customers Bank. Under the Institutional Lender 2 arrangement, collateral loan assets are indexed to LIBOR and the financing provided is indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility, the Institutional Lender 2 arrangement and Customers Bank are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan assets are exercised by the borrower.
Mortgage Loan Payable
The Company through a special purpose entity subsidiary was a borrower under a $50.0 million mortgage loan secured by a first deed of trust against a REO. The loan had an interest rate of LIBOR plus 4.50% and was subject to a LIBOR interest rate floor of 0.50% and a rate cap of 0.50%. The Company posted cash of $2.4 million to pre-fund interest payments due under the note during its initial term through December 15, 2021.
On November 12, 2021, the Company repaid the mortgage loan. See Note 4 for additional information.

Financial Covenant Compliance
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the lingering aftereffects of COVID-19 on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
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
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022 and December 31, 2021.
(7) Schedule of Maturities
As of December 31, 2022 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)
2023	$1,281,462	$879,513	$304,120	$—	$97,829
2024	815,775	339,106	285,338	—	191,331
2025	865,621	281,805	518,928	44,279	20,609
2026	423,275	215,213	—	—	208,062
2027	47,545	—	—	—	47,545
Thereafter	745,533	745,533	—	—	—
Total	$4,179,211	$2,461,170	$1,108,386	$44,279	$565,376
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of December 31, 2022 and December 31, 2021, the Company had $145.1 million and $199.3 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	December 31, 2022
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,781,402	$—	$—	$4,922,290
Financial liabilities
Collateralized loan obligations	2,452,212	—	—	2,498,853
Secured credit agreements	1,105,151	—	—	1,128,847
Secured revolving credit facility	42,137	—	—	42,137
Asset-specific financing arrangements	561,017	—	—	571,097

	December 31, 2021
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,867,203	$—	$—	$4,899,666
Financial liabilities
Collateralized loan obligations	2,545,691	—	—	2,558,544
Secured credit agreements	1,162,206	—	—	1,169,710
As of December 31, 2022 and December 31, 2021, the estimated fair value of the Company’s loans held for investment portfolio was $4.9 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of December 31, 2022 and December 31, 2021 was 3.44% and 3.39%, respectively. The weighted average years to maturity as of December 31, 2022 and December 31, 2021 was 2.8 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of December 31, 2022 and December 31, 2021, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the year ended December 31, 2022.

(9) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2019 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2022 and December 31, 2021, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the year ended December 31, 2022 and 2021, the Company did not have interest or penalties associated with the underpayment of any income taxes.
The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates beginning in March 2020 coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs have in the past generated EII, which may be treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII among its shareholders in proportion to its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is 21%. This tax liability is included in the consolidated statements of income and comprehensive income and balance sheets of the Company.
The following table details the income tax treatment for the Company's common stock and Class A common stock (to the extent outstanding) dividends declared:

	For the Years Ended December 31,
	2022	2021	2020
Ordinary income dividends	$0.96	$0.95	$1.21
Capital gain dividends	—	—	—
Total common stock dividends	$0.96	$0.95	$1.21
For the year ended December 31, 2022, 2021 and 2020, the Company recognized $0.5 million, $1.1 million and $0.3 million, respectively, of federal, state, and local tax expense. As of December 31, 2022, 2021 and 2020, the Company’s effective tax rate was 0.5%, 0.8% and 0.2%, respectively.
As of December 31, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2021, the Company had no income tax assets and a $0.3 million income tax liability recorded for the operating activities of the Company’s TRSs.
During the year ended December 31, 2020, the Company sold all of its CRE debt securities investments and recorded losses from these sales of $203.4 million, which became available to offset qualifying capital gains of the Company in 2020 and, to the extent those capital losses exceeded the Company’s capital gains for 2020, such losses were carried forward and available to offset capital gains in future years. The Company recognized no capital gains during the year ended December 31, 2020 and recognized capital gains of $15.8 million during the year ended December 31, 2021, utilizing its capital loss carryforwards to offset an equal amount for income tax purposes. As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carryforward into future years indefinitely.
During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. The Company has $174.3 million of capital losses that it can carryforward into future years indefinitely as of December 31, 2022.

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
For so long as any shares of Series B Preferred Stock remain issued and outstanding, the Manager agreed to reduce by 50% the base management fee attributable to the Series B Preferred Stock net proceeds included in the Company’s Equity, such that the base management fee rate will equal 0.75% per annum instead of 1.50% per annum as provided in the Management Agreement. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock, incorporating the impact of the redemption into its calculation of Company Equity. The reduced base management fee rate will apply until the Series B Preferred Stock issuance and redemption no longer impact the Company’s Equity used to calculate the base management fee payable to its Manager.

Management Fees and Incentive Management Fees Incurred and Paid
The following table details the management fees and incentive management fees incurred and paid pursuant to the Management Agreement (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Incurred
Management fees	$23,455	$21,519	$20,767
Incentive management fee	5,183	—	—
Total management and incentive fees incurred	$28,638	$21,519	$20,767

Paid
Management fees	$23,080	$21,269	$21,031
Incentive management fee	5,183	—	1,629
Total management and incentive fees paid	$28,263	$21,269	$22,660
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 are $6.0 million and $5.6 million, respectively. During the year ended December 31, 2022, the Manager earned $5.2 million of incentive management fees. No incentive management fee was earned during the year ended December 31, 2021 and 2020.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the year ended December 31, 2022, 2021 and 2020, the Company reimbursed to the Manager $1.0 million, $1.0 million and $1.0 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
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
As of December 31, 2022 and December 31, 2021, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
In connection with the Series C Preferred Stock issuance as described in Note 12, the Company paid TPG Capital BD, LLC a $0.7 million underwriting discount and commission for its services as joint bookrunner during the three months ended June 30, 2021. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in the Company’s consolidated statement of changes in equity at closing.

(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the year ended December 31, 2022, 2021 and 2020, $1.0 million, $0.7 million and $0.8 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the year ended December 31, 2021and 2020, this adjustment totaled $3.0 million and $3.2 million, respectively.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the year ended December 31, 2022 and 2020, 2,881,459 warrants and 1,980,684 warrants, respectively, are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the year ended December 31, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock was $12.34, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(60,066)	$138,550	$(136,826)
Preferred stock dividends(1)	(12,592)	(19,194)	(14,685)
Participating securities' share in (loss) earnings	(986)	(717)	(832)
Series B preferred stock redemption make-whole payment(2)	—	(22,485)	—
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs(3)	—	(25,449)	(3,189)
Net (loss) income attributable to common stockholders	$(73,644)	$70,705	$(155,532)
Weighted average common shares outstanding, basic	77,296,524	76,977,743	76,656,756
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	4,706,645	—
Weighted average common shares outstanding, diluted	77,296,524	81,684,388	76,656,756
(Loss) earnings per common share, basic(4)	$(0.95)	$0.92	$(2.03)
(Loss) earnings per common share, diluted(4)	$(0.95)	$0.87	$(2.03)
_______________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock, Series C Preferred Stock, and Series B Preferred Stock shares outstanding for the year ended December 31, 2022 and 2021.
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
(4)Basic and diluted (loss) earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. Accordingly, the sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the year ended December 31, 2022, 2021 and 2020.
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
Warrants to Purchase Common Stock
The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of December 31, 2022.
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
On December 9, 2022, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.0 million in the aggregate, for the fourth quarter of 2022. The common stock dividend was paid on January 25, 2023 to the holders of record of the Company’s common stock as of December 29, 2022.
On December 9, 2022, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2022. The Series C Preferred Stock dividend was paid on December 30, 2022 to the preferred stockholders of record as of December 20, 2022.
On December 13, 2021, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.7 million in the aggregate, for the fourth quarter of 2021. The Board of Directors also declared and approved an additional, non-recurring special cash dividend of $0.07 per share of common stock, or $5.5 million in the aggregate, attributable to the Company's estimated 2021 REIT taxable income which was previously undistributed. The fourth quarter regular and special dividends were paid on January 25, 2022 to the holders of record of the Company’s common stock as of December 29, 2021.
On December 9, 2021, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2021. The Series C Preferred Stock dividend was paid on December 30, 2021 to the preferred stockholders of record as of December 20, 2021.
For the year ended December 31, 2022 and 2021, common stock dividends in the amount of $75.1 million and $73.8 million, respectively, were declared and approved.
For the year ended December 31, 2022 and 2021, Series C Preferred Stock dividends in the amount of $12.6 million and $6.9 million, respectively, were declared and approved.
For the year ended December 31, 2021, Series B Preferred Stock dividends in the amount of $12.3 million were declared and approved.
As of December 31, 2022 and December 31, 2021, common stock dividends of $19.0 million and $24.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of December 31, 2022, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted-average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2019	624,006	$19.93
Granted	386,003	11.05
Vested	(121,018)	20.30
Forfeited	—	—
Balance as of December 31, 2020	888,991	$16.09
Granted	436,213	12.15
Vested	(407,706)	17.34
Forfeited	(81,569)	15.25
Balance as of December 31, 2021	835,929	$13.16
Granted	1,141,926	7.93
Vested	(278,821)	14.25
Forfeited	(15,594)	12.06
Balance as of December 31, 2022	1,683,440	$9.44
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2023	529,467
2024	476,184
2026	392,285
2026	285,504
Total	1,683,440
During the year ended December 31, 2022, the Company accrued 11,361 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2022, June 28, 2022, September 28, 2022 and December 29, 2022. Dividends payable to holders of such grants made on December 17, 2021 and thereafter will be paid in cash.
During the year ended December 31, 2021, the Company accrued 7,083 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of December 29, 2021.
As of December 31, 2022, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $13.9 million. These compensation costs are expected to be recognized over a weighted average period of 1.4 years from December 31, 2022. For the year ended December 31, 2022, 2021 and 2020, the Company recognized $5.1 million, $5.8 million and $5.8 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Impact of Global Macroeconomic Conditions
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, the war in Ukraine and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on the Company's business, the U.S. and global economies, the real estate industry and the Company's borrowers, and the performance of the properties securing the Company's loans. As of December 31, 2022, no contingencies have been recorded on the Company's consolidated balance sheet as a result of such trends and conditions; however, if market conditions worsen or extend, it may have long-term impacts on the Company's financial condition, results of operations, and cash flows.
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of December 31, 2022 and December 31, 2021 was $426.1 million and $487.8 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $17.3 million and $4.2 million as of December 31, 2022 and December 31, 2021 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of December 31, 2022 and December 31, 2021, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Impact of COVID-19 on Concentration of Credit Risk
The potential long-run negative impacts on the Company’s business caused by COVID-19 may be heightened because the Company is not required to observe specific diversification criteria, which means that the Company’s investments may be concentrated in certain property types, geographical areas or loan categories that are more adversely affected by COVID-19 than other property types, geographical areas or loan categories. For example, certain of the loans in the Company’s loan portfolio are secured by office buildings, hotels and retail properties. At the onset of the COVID-19 pandemic, hotels were disproportionately affected. As the pandemic evolved, and the ways people use real estate have changed, much of the Company's focus has shifted to its office exposure. For example, office buildings have been adversely impacted by a slowdown in return-to-office, a reversal in the pre-COVID trend toward increased densification of office space, and a preference by office users for vintage office buildings and for suburban properties less reliant on public transportation to safely deliver their employees to and from the workplace. Additionally, entrenched work-from-home behavior by employees appears to have caused a slow return to office, which may translate into a permanent reduction in demand for office space.
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	December 31, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,491,441	$110,769	46.0%	$2,380,672	47.5%
Office	1,553,378	155,986	28.5	1,397,392	28.0
Hotel	483,743	11,666	8.9	473,790	9.5
Life Science	404,600	93,092	7.5	311,508	6.2
Mixed-Use	283,340	15,061	5.2	268,279	5.4
Industrial	93,044	5,987	1.7	87,057	1.7
Self Storage	69,000	11,900	1.3	57,100	1.1
Other	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%

	December 31, 2021
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Office	$2,265,187	$178,878	41.9%	$2,086,309	42.4%
Multifamily	1,595,643	121,211	29.5	1,474,731	30.0
Hotel	658,943	4,000	12.2	657,672	13.4
Life Science	494,600	163,860	9.1	330,740	6.7
Mixed-Use	347,408	17,681	6.4	329,728	6.7
Retail(1)	33,000	2,143	0.6	23,000	0.5
Condominium(2)	17,163	—	0.3	17,163	0.3
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
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
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $1.7 million and $3.0 million as of December 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment could not be drawn by the borrower and was extinguished in July 2022 when the loan was retired.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,844,087	$73,104	33.9%	$1,772,155	35.4%
West	1,629,727	179,104	30.0	1,450,623	29.0
South	1,496,382	138,836	27.6	1,358,087	27.1
Midwest	319,950	17,130	5.9	302,820	6.1
Various	139,000	17,887	2.6	121,113	2.4
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%

	December 31, 2021
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,925,457	$63,459	35.6%	$1,863,172	37.8%
West(1)	1,484,883	244,100	27.4	1,233,628	25.1
South	1,323,800	115,714	24.5	1,208,940	24.6
Midwest	677,804	64,500	12.5	613,603	12.5
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)As of December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $1.7 million and $3.0 million as of December 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment could not be drawn by the borrower and was extinguished in July 2022 when the loan was retired.

Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,524,284	$225,914	28.1%	$1,299,541	26.0%
Bridge	2,249,442	52,588	41.4	2,197,397	43.9
Light Transitional	1,604,820	125,959	29.6	1,478,860	29.5
Construction	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%

	December 31, 2021
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Moderate Transitional	$1,950,739	$294,693	36.1%	$1,657,218	33.7%
Light Transitional	1,779,310	145,621	32.9	1,633,689	33.2
Bridge(1)	1,646,895	47,459	30.4	1,593,436	32.4
Construction	35,000	—	0.6	35,000	0.7
Total	$5,411,944	$487,773	100.0%	$4,919,343	100.0%
_______________________
(1)As of December 31, 2021, the Company's unfunded loan commitments included $2.1 million of outstanding unfunded loan commitments that could not be drawn upon by the borrower related to a non-performing retail loan held for investment that was in default.
Loan commitments exclude (1) capitalized interest resulting from previously modified loans of $1.7 million and $3.0 million as of December 31, 2022 and December 31, 2021, respectively and include (2) a $7.8 million commitment related to a non-performing retail loan held for investment as of December 31, 2021. The commitment was unavailable to be drawn by the borrower. The loan was retired in July 2022.
(16) Subsequent Events
The following events occurred subsequent to December 31, 2022:
•The Company closed, or is in the process of closing, two first mortgage loans with a total loan commitment amount of $123.8 million and initial funding of $111.4 million. The first mortgage loans are secured by a hotel and a portfolio of industrial properties.
•The Company received a full loan repayment related to one of its first mortgage loans with an aggregate loan commitment and unpaid principal balance of $35.2 million and $30.4 million, respectively. The first mortgage loan was secured by an office property.

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2022
(Dollars in Thousands)

Type of Loan/Borrower(1)	Description / Location	Interest Payment Rates	Extended Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Unpaid Principal Balance	Carrying Amount of Loans(5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / San Jose	S+3.4%	2027	I/O	—	245,000	245,000
Borrower B	Senior Loan / New York	L+1.5%	2024	I/O	—	226,914	226,914
Borrower C	Senior Loan / Daly City	L+3.9%	2026	I/O	—	174,788	174,348
Borrower D	Senior Loan / Various	L+3.4%	2026	I/O	—	187,000	187,000
Borrower E	Senior Loan / New York	L+2.9%	2023	I/O	—	175,000	175,000
Borrower F	Senior Loan / Philadelphia	L+4.7%	2024	I/O	—	169,603	169,603
Senior Loans less than 3% of the carrying amount of total loans
Senior loan	Multifamily / Diversified	Floating BR+2.7% - 4.2%	2023 - 2027	I/O	—	1,948,674	1,933,482
Senior loan	Office / Diversified	Floating BR+2.5% - 5.3%	2023 - 2027	I/O	—	825,875	824,488
Senior loan	Hotel / Diversified	Floating L+3.4% - 5.3%	2023 - 2026	I/O	—	473,790	466,311
Senior loan	Mixed-Use / Diversified	Floating L+3.6% - 4.0%	2023 - 2026	I/O	—	268,279	268,106
Senior loan	Life Science / Diversified	Floating L+3.1% - 5.5%	2026	I/O	—	136,720	136,229
Senior loan	Industrial / Diversified	Floating S+3.3% - 4.0%	2027	I/O	—	87,057	86,746
Senior loan	Self Storage / Diversified	Floating S+4.2%	2027	I/O	—	57,100	56,804
Senior loan	Other / NC	Floating S+8.5%	2024	I/O	—	29,000	28,643
Total senior loans					—	5,004,800	4,978,674
Total loans					—	5,004,800	4,978,674
CECL reserve(6)							(197,272)
Total loans, net							$4,781,402
_______________________________
(1)Includes senior mortgage loans, contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)Extended maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third-party liens and is expressed as the total loan commitment senior to our subordinated loan interest as of December 31, 2022.
(5)The aggregate tax basis of the loans is $5.0 billion as of December 31, 2022.
(6)As of December 31, 2022, the Company has a total CECL reserve of $197.3 million on its loans held for investment, of which $78.1 million is specifically related to four of its loans with an aggregate outstanding principal balance of $245.1 million as of December 31, 2022. Refer to Note 3 for additional information on the Company's CECL reserve.
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles the Company’s mortgage loans on real estate activity for the years ended (dollars in thousands):

	2022	2021	2020
Balance at January 1,	$4,867,203	$4,456,460	$4,980,389
Additions during period:
Loans originated and acquired	1,519,406	1,623,585	430,050
Additional fundings	145,199	146,032	237,856
Amortization of origination fees and discounts	11,085	7,203	11,345
Deductions during period:
Collection of principal	(1,506,870)	(1,236,032)	(885,565)
Collection of accrued PIK interest	(1,314)	—	—
Write-off	(4,400)	—	—
Loan sales	—	(147,986)	(145,675)
Loan extinguishment on conversion to REO	(89,234)	—	(112,000)
Allowance for credit losses	(159,673)	17,941	(59,940)
Balance at December 31,	$4,781,402	$4,867,203	$4,456,460
S-1