Form 10-Q
period 2023-03-31
TPG RE Finance Trust, Inc.
filed 2023-05-02
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, there were 77,414,006 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:
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
•global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, stress to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations and challenges in global supply chains;
•the failure of any banks with which we and/or our borrowers have a commercial relationship could adversely affect, among other things, our borrower's ability to access deposits or obtaining financing on favorable terms or at all;
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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets(1)
Cash and cash equivalents	$161,524	$254,050
Restricted cash	642	265
Accounts receivable	12	666
Collateralized loan obligation proceeds held at trustee	367,715	297,168
Accounts receivable from servicer/trustee	96,245	163,648
Accrued interest and fees receivable	36,582	41,742
Loans held for investment	4,916,444	4,978,674
Allowance for credit losses	(201,508)	(197,272)
Loans held for investment, net (includes $1,731,500 and $1,538,859, respectively, pledged as collateral under secured financing agreements)	4,714,936	4,781,402
Real estate owned	—	—
Other assets	6,116	6,197
Total assets	$5,383,772	$5,545,138
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$10,556	$11,080
Accrued expenses and other liabilities(2)	26,948	25,132
Collateralized loan obligations, net	2,230,426	2,452,212
Secured financing agreements, net	1,238,234	1,147,288
Asset-specific financings, net	540,822	561,017
Payable to affiliates	6,019	5,984
Deferred revenue	2,736	1,459
Dividends payable	18,974	18,970
Total liabilities	4,074,715	4,223,142
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,414,006 and 77,410,282 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,718,742	1,716,938
Accumulated deficit	(409,770)	(395,027)
Total stockholders' equity	1,309,057	1,321,996
Total permanent equity	1,309,057	1,321,996
Total liabilities and stockholders' equity	$5,383,772	$5,545,138
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of March 31, 2023 include assets and liabilities of variable interest entities (“VIEs”) of $3.1 billion and $2.2 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2022 include assets and liabilities of VIEs of $3.3 billion and $2.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $20.9 million and $17.3 million of reserve for expected losses for unfunded loan commitments as of March 31, 2023 and December 31, 2022, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Interest income and interest expense
Interest income	$91,726	$61,017
Interest expense	(69,990)	(22,501)
Net interest income	21,736	38,516
Other revenue
Other income, net	3,519	18
Total other revenue	3,519	18
Other expenses
Professional fees	1,330	1,146
General and administrative	896	1,169
Stock compensation expense	1,804	1,266
Servicing and asset management fees	(137)	494
Management fee	6,019	5,709
Total other expenses	9,912	9,784
Credit loss expense, net	(7,784)	(4,884)
Income before income taxes	7,559	23,866
Income tax expense, net	(184)	(85)
Net income	$7,375	$23,781
Preferred stock dividends and participating securities' share in earnings	(3,552)	(3,345)
Net income attributable to common stockholders - see Note 11	$3,823	$20,436
Earnings per common share, basic	$0.05	$0.26
Earnings per common share, diluted	$0.05	$0.25
Weighted average number of common shares outstanding
Basic:	77,410,406	77,183,957
Diluted:	78,089,651	81,788,723
Other comprehensive income
Net income	$7,375	$23,781
Comprehensive net income	$7,375	$23,781
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2023	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996
Issuance of common stock	—	—	—	—	3,724	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,804	—	1,804
Net income	—	—	—	—	—	—	—	7,375	7,375
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,970)	(18,970)
March 31, 2023	125	$—	8,050,000	$8	77,414,006	$77	$1,718,742	$(409,770)	$1,309,057

	Permanent equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2022	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706
Issuance of common stock	—	—	—	—	1,953	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,266	—	1,266
Net income	—	—	—	—	—	—	—	23,781	23,781
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,697)	(18,697)
March 31, 2022	125	$—	8,050,000	$8	77,185,845	$77	$1,713,152	$(245,329)	$1,467,908
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$7,375	$23,781
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(4,156)	(1,491)
Amortization of deferred financing costs	3,650	4,521
Decrease of accrued capitalized interest	542	313
Stock compensation expense	1,804	1,266
Increase of allowance for credit losses, net (see Note 3)	7,784	4,884
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	954	35
Accrued interest and fees receivable	5,963	(3,310)
Accrued expenses and other liabilities	(1,312)	809
Accrued interest payable	(524)	546
Payable to affiliates	35	544
Deferred revenue	1,277	418
Other assets	81	301
Net cash provided by operating activities	23,473	32,617
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(109,922)	(223,871)
Advances on loans held for investment	(51,524)	(29,235)
Principal repayments of loans held for investment	223,042	47,294
Net cash provided by (used in) investing activities	61,596	(205,812)
Cash flows from financing activities:
Payments on collateralized loan obligations	(223,042)	(637,906)
Proceeds from collateralized loan obligations	—	907,031
Payments on secured financing agreements	(190,604)	(567,993)
Proceeds from secured financing agreements	280,218	599,835
Payments on asset-specific financing arrangements	(28,218)	—
Proceeds from asset-specific financing arrangements	6,628	—
Payment of deferred financing costs	(86)	(9,092)
Dividends paid on common stock	(18,970)	(24,156)
Dividends paid on preferred stock	(3,144)	(3,144)
Net cash (used in) provided by financing activities	(177,218)	264,575
Net change in cash, cash equivalents, and restricted cash	(92,149)	91,380
Cash, cash equivalents and restricted cash at beginning of period	254,315	261,039
Cash, cash equivalents and restricted cash at end of period	$162,166	$352,419
Supplemental disclosure of cash flow information:
Interest paid	$66,856	$17,490
Taxes paid	$784	$20
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$70,547	$56
Dividends declared, not paid	$18,974	$18,701
Principal repayments of loans held for investment held by servicer/trustee, net	$66,285	$348
Accrued deferred financing costs	$286	$711
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company's accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 21, 2023.
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
Loans Held for Investment
Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their outstanding principal balances net of cumulative write-offs, interest applied to principal (for loans accounted for using the cost-recovery method), unamortized premiums, discounts, loan origination fees and costs. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments. Accrued but not yet collected interest is separately reported as accrued interest and fees receivable on the Company’s consolidated balance sheets.
Non-Accrual Loans
Loans are placed on non-accrual status when the full and timely collection of principal or interest is doubtful, generally when: management determines that the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; the loan becomes 90 days or more past due for principal or interest; or the loan experiences a maturity default. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled contractual payments by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Company’s external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership (the “Manager”), are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.
Loans Held for Sale
The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate market, capital markets, or when a shift occurs in the Company's approach to loan portfolio construction. Once a determination is made to sell a loan, or the Company determines it no longer has the intent and ability to hold a loan held for investment for the foreseeable future, the loan is transferred to loans held for sale. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the current expected credit loss ("CECL") reserve.

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
The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in the entity that owns the real estate securing the Company's first mortgage loan. The Company regularly evaluates on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.
Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; (iv) the frequency and materiality of loan modifications or waivers occasioned by unfavorable variances between the underwritten business plan and actual performance; (v) changes in the capital markets that may impact the repayment of the loan via a refinancing, or sale of the loan collateral; and (vi) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively:
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss; and
5 -Default/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
The Company generally assigns a risk rating of “3” to all loan investments upon origination or acquisition, except when specific circumstances warrant an exception. During the three months ended March 31, 2023, the Company simplified its risk rating definitions. The Company re-evaluated its risk ratings based on the simplified definitions and concluded that there was no impact to prior period risk ratings.

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
The key inputs to the Company's estimation of its allowance for credit losses as of March 31, 2023 were impacted by dislocations in the capital markets, increased interest rates, continuing inflationary trends, a heightened risk of recession, recent distress in the banking sector, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
Credit Loss Measurement
The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality and duration, collateral operating performance, risk rating, delinquency status, historic loss experience and other characteristics influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: (1) a model-based approach; and (2) an individually-assessed approach for loans considered to be "collateral-dependent" since the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral, and the borrower is experiencing financial difficulty or foreclosure is probable.
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
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The Company has implemented a model-based approach used to measure the expected lifetime allowance for credit losses related to loans which are not individually-assessed. The model-based approach considers the underlying loan level cash flows and relevant historical market loan loss data. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, and an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors, incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2023, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and the recent distress in the banking sector, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has in the past occurred in certain of the Company’s CRE CLOs due to sharp declines in LIBOR or compounded SOFR since the issuance of a CRE CLO's liabilities, loans contributed to the CRE CLOs with interest rate floors materially higher than the current applicable benchmark rates, and liabilities whose benchmark rates are unfloored. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2023 and December 31, 2022. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of March 31, 2023 and December 31, 2022, the Company held as part of its total cash balances $29.0 million and $22.4 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of March 31, 2023, $0.6 million of restricted cash was combined with cash and cash equivalents of $161.5 million in the consolidated statement of cash flows. As of December 31, 2022, $0.3 million of restricted cash was combined with cash and cash equivalents of $254.1 million in the consolidated statement of cash flows.

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
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of March 31, 2023. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock are described in Note 12.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” This ASU provides optional guidance for a limited period to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848”, which defers the expiration of ASC 848 from December 31, 2022, to December 31, 2024. This standard is effective for the Company immediately and generally may be elected over time through December 31, 2024.
The Company continues to evaluate the documentation and control processes associated with its assets and liabilities to manage the transition from LIBOR to an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System, and continues to utilize required resources to revise its control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition as it occurs. The Company will continue to employ prudent risk management as it relates to the potential financial, operational and legal risks associated with the expected cessation of LIBOR, and to ensure that its assets and liabilities generally remain match-indexed following this event. The Company has not elected to apply the temporary optional expedients and exceptions through March 31, 2023, but will continue to reevaluate the application.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $23.3 million and $26.4 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, the Company originated two mortgage loans with a total commitment of $123.8 million, an initial unpaid principal balance of $111.2 million, and unfunded commitments at closing of $12.6 million. Additionally, the Company received three full loan repayments of $144.4 million, and partial principal payments including accrued PIK interest payments and cost-recovery proceeds of $83.5 million across six loans, for total loan repayments of $227.8 million during the three months ended March 31, 2023.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	March 31, 2023		December 31, 2022
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	69	69	70	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$5,294,242	$5,294,242	$5,429,146	$5,429,146
Unpaid principal balance(2)	$4,939,650	$4,939,650	$5,004,798	$5,004,798
Unfunded loan commitments(3)	$353,884	$353,884	$426,061	$426,061
Amortized cost	$4,916,444	$4,916,444	$4,978,674	$4,978,674
Weighted average credit spread	3.5%	3.5%	3.4%	3.4%
Weighted average all-in yield(4)	8.5%	8.5%	8.1%	8.1%
Weighted average term to extended maturity (in years)(5)	2.7	2.7	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of March 31, 2023 and December 31, 2022.
(2)Unpaid principal balance includes PIK interest of $1.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of March 31, 2023, all of the Company’s loans were floating rate. Loans originated by the Company before December 31, 2022 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR, with the exception of LIBOR loans which have been converted to Term SOFR. As of March 31, 2023, based on the total loan commitments of the Company’s loan portfolio, 28.4% (or $1.5 billion) of the Company’s loans were subject to Term SOFR and 71.6% (or $3.8 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of March 31, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of March 31, 2023, based on the unpaid principal balance of the Company’s total loan exposure, 33.8% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 66.2% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	March 31, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,939,650	$(23,206)	$4,916,444
Total	$4,939,650	$(23,206)	$4,916,444
Allowance for credit losses			(201,508)
Loans held for investment, net			$4,714,936

	December 31, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$5,004,798	$(26,124)	$4,978,674
Total	$5,004,798	$(26,124)	$4,978,674
Allowance for credit losses			(197,272)
Loans held for investment, net			$4,781,402
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

Carrying value
Balance as of January 1, 2023	$4,781,402
Additions during the period:
Loans originated and acquired	109,922
Additional fundings	51,524
Amortization of origination fees and discounts	4,156
Deductions during the period:
Collection of principal	(225,410)
Collection of accrued PIK interest	(542)
Collection of cost-recovery proceeds	(1,880)
Increase of allowance for credit losses	(4,236)
Balance as of March 31, 2023	$4,714,936
As of March 31, 2023 and December 31, 2022, there was $7.8 million and $7.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, there was $15.4 million and $18.2 million, respectively, of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	March 31, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	226,443	—	272,357	—	498,800
3	109,968	920,844	1,549,363	98,936	505,715	85,500	3,270,326
4	—	77,014	79,311	119,172	321,055	307,512	904,064
5	—	—	—	71,269	116,956	55,029	243,254
Total senior loans	$109,968	$997,858	$1,855,117	$289,377	$1,216,083	$448,041	$4,916,444
Senior loans:
Current-period write-offs	$—	$—	$—	$—	$—	$—	$—
Total current-period write-offs	$—	$—	$—	$—	$—	$—	$—
Total	$109,968	$997,858	$1,855,117	$289,377	$1,216,083	$448,041	$4,916,444

	December 31, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	22,732	216,960	—	272,185	—	—	511,877
3	907,161	1,609,556	98,874	505,377	110,356	—	3,231,324
4	76,938	79,023	119,172	320,793	342,869	51,542	990,337
5	—	—	71,269	118,135	55,732	—	245,136
Total senior loans	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674
Senior loans:
Current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Total current-period write-offs	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Total	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674
Loans acquired are presented in the preceding table in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	March 31, 2023	December 31, 2022
1	$—	$—
2	498,800	511,878
3	3,270,327	3,231,324
4	904,062	990,337
5	243,255	245,135
Total	$4,916,444	$4,978,674
Allowance for credit losses	(201,508)	(197,272)
Carrying value	$4,714,936	$4,781,402
Weighted average risk rating(1)	3.2	3.2
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.2 as of March 31, 2023, unchanged from December 31, 2022.
Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of March 31, 2023. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Three Months Ended March 31, 2023
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272	$—	$197,272
Allowance for (reversal of) credit losses, net	4,236	—	4,236
Subtotal	201,508	—	201,508

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314	—	17,314
Allowance for (reversal of) credit losses, net	3,548	—	3,548
Subtotal	20,862	—	20,862
Total allowance for credit losses	$222,370	$—	$222,370

	For the Three Months Ended March 31, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	4,747	(439)	4,308
Subtotal	45,940	367	46,307

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	576	—	576
Subtotal	4,786	—	4,786
Total allowance for credit losses	$50,726	$367	$51,093

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$144,117	$57,391	$201,508
Unfunded loan commitments	14,309	6,553	20,862
Total allowance for credit losses	$158,426	$63,944	$222,370
Total unpaid principal balance	$4,696,395	$243,255	$4,939,650

	December 31, 2022
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$119,190	$78,082	$197,272
Unfunded loan commitments	10,927	6,387	17,314
Total allowance for credit losses	$130,117	$84,469	$214,586
Total unpaid principal balance	$4,759,663	$245,135	$5,004,798
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.
During the three months ended March 31, 2023, the Company recorded an increase of $7.8 million to its allowance for credit losses, increasing its CECL reserve to $222.4 million as of March 31, 2023. For the three months ended March 31, 2023, the increase to the Company's allowance for credit losses was primarily due to an increase in credit loss expense of (1) $29.1 million from recessionary and recovery macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector and (2) $0.8 million resulting from the Company's loan origination activity during 2023, offset by (1) a decrease of $20.5 million related to individually assessed loans resulting from improved collateral specific fundamentals and (2) $1.5 million resulting from full loan repayments.
During the three months ended March 31, 2022, the Company increased its allowance for credit losses to $51.1 million, from $46.2 million as of December 31, 2021. The $4.9 million increase to the Company's allowance for credit losses was due to new loan originations offset by one loan repayment in-full, weakening credit indicators, and an uncertain macroeconomic outlook. The uncertain macroeconomic outlook was caused by surging inflationary pressures, rising short term interest rates, continuing supply chain disruptions, a slower-than-expected return-to-office by office workers, widening credit spreads in the fixed income markets, and Russia’s invasion of Ukraine. These factors, and slowing business plan execution for certain of the Company's office loans, contributed to the increase in the Company’s allowance for credit losses during the three months ended March 31, 2022.
As of March 31, 2023, four first mortgage loans satisfied the CECL framework's criteria for individual assessment. The total amortized cost of the individually assessed loans as of March 31, 2023 and December 31, 2022, was $243.3 million and $245.1 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral to estimate a total allowance for credit losses of $63.9 million as of March 31, 2023. The Company’s fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 8.5% – 14.3%, and a terminal capitalization rate range of 6.5% – 9.0%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use broker-prepared estimates of fair values based on discounted cash flows and sales comparables to corroborate the estimated value of a loan's collateral. As of March 31, 2023, three of the four loans with an amortized cost of $189.3 million were on non-accrual status, of which two of the loans with an amortized cost of $118.0 million are on cost-recovery given there is a significant risk of principal loss. The fourth loan, which had an amortized cost of $54.0 million, was not on non-accrual status because the borrower was not in default of the loan agreement and all amounts of interest due were collected by the Company. The same four loans comprised the entirety of the Company's individually assessed loans as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, the Company had six loans with an amortized cost of $550.1 million on non-accrual status. As of December 31, 2022, the Company had two loans with an amortized cost of $190.4 million on non-accrual status. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when each loan was placed on non-accrual status. As of March 31, 2023 and December 31, 2022, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of March 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,366,386	$55,029	$—	$495,029	$550,058	$4,916,444
Total	$4,366,386	$55,029	$—	$495,029	$550,058	$4,916,444

		Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
Total	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the three months ended March 31, 2023, none of the Company’s loan modifications resulted in significant modifications.
As of March 31, 2023, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.2 million and related to one first mortgage loan. No accrued PIK interest was recorded and deferred during the three months ended March 31, 2023.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

March 31, 2023
Balance as of January 1, 2023	$1,714
Repayments of accrued PIK interest	(542)
Balance as of March 31, 2023	$1,172

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
During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the Las Vegas land and retained the remaining 10 acre parcel of Las Vegas land at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, the Company sold the remaining 10 acre parcel of Las Vegas land. The Las Vegas land parcels were sold for gains during the years ended December 31, 2022 and 2021. For the three months ended March 31, 2022, operating revenues from Las Vegas land were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.
As of March 31, 2023, the Company does not hold any REO.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain pools of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three months ended March 31, 2023. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, the Company committed to contribute certain assets and expects to complete the contribution process by mid-May 2023. During the three months ended March 31, 2023, the Company utilized the reinvestment feature in TRTX 2021-FL4. During the three months ended March 31, 2022, the Company did not utilize the reinvestment feature in TRTX 2021-FL4. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On October 25, 2019, Sub-REIT issued a collateralized loan obligation (“TRTX 2019-FL3” or “FL3”). TRTX 2019-FL3 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2019-FL3 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. In connection with TRTX 2019-FL3, the Company incurred $7.8 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of March 31, 2023 and December 31, 2022 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$32,041	$28,011
Collateralized loan obligation proceeds held at trustee(1)	367,715	297,168
Accounts receivable from servicer/trustee(2)	91,218	156,633
Accrued interest receivable	5,214	5,584
Loans held for investment, net(3)	2,603,768	2,779,978
Total assets	$3,099,956	$3,267,374
Liabilities
Accrued interest payable	$5,990	$6,106
Accrued expenses	430	761
Collateralized loan obligations, net(4)	2,230,426	2,452,212
Payable to affiliates	8,397	8,175
Total liabilities	$2,245,243	$2,467,254
________________________________
(1)Includes $102.3 million and $265.4 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of March 31, 2023. Includes $72.5 million and $224.7 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of December 31, 2022.
(2)Includes $89.5 million of cash proceeds related to loan repayments related to TRTX 2022-FL5 held by the Company's loan servicer as of March 31, 2023, which are remitted to the Company during the subsequent remittance cycle. Includes $155.2 million of cash proceeds related to loan repayments related to TRTX 2019-FL3 held by the Company's loan servicer as of December 31, 2022, which are remitted to the Company during the subsequent remittance cycle.
(3)Includes two loans held for investment with an unpaid principal balance of $1.0 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively.
(4)Net of $7.7 million and $9.0 million of unamortized deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	March 31, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	9	LIBOR	$484,298	$427,638	3.29%	1.4
Financing provided	1	Term SOFR(4)	293,597	293,597	2.04%	11.5
TRTX 2021-FL4
Collateral loan investments	20	LIBOR(5)	1,250,000	1,204,722	3.22%	2.8
Financing provided	1	LIBOR	1,037,500	1,034,003	1.60%	14.9
TRTX 2022-FL5
Collateral loan investments	16	LIBOR(6)	1,075,000	970,417	3.43%	3.3
Financing provided	1	Compounded SOFR	907,031	902,826	2.02%	15.9
Total
Collateral loan investments(7)	45	LIBOR	$2,809,298	$2,602,777	3.31%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,238,128	$2,230,426	1.83%	14.9 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other loans held for investment, net of $1.0 million held within the Sub-REIT.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company has the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(5)As of March 31, 2023, the TRTX 2021-FL4 mortgage assets are indexed to LIBOR, with the exception of seven participation interests totaling $288.1 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(6)As of March 31, 2023, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of four participation interests totaling $237.0 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR. This conversion will initiate the transition of the liabilities to Term SOFR once 50% of the underlying mortgage loans are converted to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.8%, 25.3% and 21.8% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of March 31, 2023.
(8)During the three months ended March 31, 2023, the Company recognized interest expense of $37.6 million, which includes $1.2 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company has the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(5)As of December 31, 2022, the TRTX 2021-FL4 mortgage assets are indexed to LIBOR, with the exception of four participation interests totaling $118.9 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(6)As of December 31, 2022, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of two participation interests totaling $178.5 million which are indexed to Term SOFR. The Company has the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR. This conversion will initiate the transition of the liabilities to Term SOFR once 50% of the underlying mortgage loans are converted to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4, and FL5 represent 14.1%, 25.0%, and 21.5% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2022.
(8)During the three months ended March 31, 2022, the Company recognized interest expense of $14.3 million, which includes $2.2 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, and collateralized loan obligations.
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	March 31, 2023	December 31, 2022
Collateralized loan obligations(1)	$2,238,128	$2,461,170
Secured credit agreements	1,043,178	1,108,386
Asset-specific financing arrangements	543,786	565,376
Secured revolving credit facility	199,100	44,279
Total	$4,024,192	$4,179,211
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of March 31, 2023 and December 31, 2022, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to LIBOR or Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	March 31, 2023
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/23	08/19/24	1 Month BR	2.2%	7.1%	$500,000	$161,335	$338,665	$569,719	$569,325
Wells Fargo	04/18/25	04/18/25	1 Month BR	1.6%	6.4%	500,000	93,778	406,222	545,192	542,276
Barclays	08/13/25	08/13/26	1 Month BR	1.6%	6.4%	500,000	403,074	96,926	129,023	128,523
Morgan Stanley(2)	05/04/23	05/04/23	1 Month BR	2.3%	7.1%	500,000	444,421	55,579	80,840	80,840
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	6.4%	400,000	290,079	109,921	155,324	155,324
Bank of America(3)	05/30/23	05/30/23	1 Month BR	1.8%	6.6%	200,000	164,135	35,865	48,609	48,609
Institutional Lender 1(4)	10/30/23	10/30/25	1 Month BR	—%	—%	249,546	249,546	—	—	—
Totals						$2,849,546	$1,806,368	$1,043,178	$1,528,707	$1,524,897
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
(2)On March 17, 2023 the Company executed an extension of the secured credit agreement's maturity that is effective May 4, 2023 with a one year term maturing on May 4, 2024.
(3)On March 20, 2023, the Company executed a short term extension of the secured credit agreement's maturity to May 30, 2023. The Company intends to secure a long term extension of this secured credit agreement. There can be no assurance that this longer term extension will be secured, and the extension is subject to customary counterparty approvals.
(4)Under this arrangement, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values.

	December 31, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/23	08/19/24	1 Month BR	2.2%	6.6%	$500,000	$114,662	$385,338	$595,576	$595,136
Wells Fargo(3)	04/18/25	04/18/25	1 Month BR	1.6%	6.0%	500,000	77,998	422,002	544,557	541,134
Barclays(4)	08/13/25	08/13/26	1 Month BR	1.6%	5.9%	500,000	403,074	96,926	129,049	128,489
Morgan Stanley(5)	05/04/23	05/04/23	1 Month BR	2.3%	6.7%	500,000	444,421	55,579	79,103	79,103
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	6.0%	400,000	287,324	112,676	159,601	159,596
Bank of America(6)	03/31/23	03/31/23	1 Month BR	1.8%	6.1%	200,000	164,135	35,865	47,820	47,820
Institutional Lender 1(7)	10/30/23	10/30/25	1 Month BR	—%	—%	249,546	249,546	—	1,542	1,542
Totals						$2,849,546	$1,741,160	$1,108,386	$1,557,248	$1,552,820
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
(3)On February 9, 2022 the secured credit agreement's initial maturity was extended to April 18, 2025.
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
(7)Under this arrangement, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values.
Secured Credit Agreement Terms
As of March 31, 2023 and December 31, 2022, the Company had six secured credit agreements, to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of March 31, 2023 and December 31, 2022 consisted of 49 and 45 mortgage loans, or participation interests therein, respectively. Under five of the six secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the sixth secured credit agreement, which is a mortgage warehouse facility, the lender receives a security interest (pledge) in the loans financed under the arrangement. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
Under each of the Company’s secured credit agreements, including the mortgage warehouse facility, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is in all but one instance limited to collateral-specific credit marks based on non-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations only include credit-based factors unrelated to the capital markets. In only one instance do the considerations include changes in observable credit spreads for such liabilities.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	March 31, 2023
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$569,719	$570,857	$339,298	$231,559	17.7%	507
Wells Fargo	500,000	545,192	545,693	407,037	138,656	10.6%	749
Barclays	500,000	129,023	129,114	97,224	31,890	2.4%	1231
Morgan Stanley Bank	500,000	80,840	81,858	55,804	26,054	2.0%	34
JP Morgan Chase Bank	649,546	155,324	156,380	110,466	45,914	3.5%	944
Bank of America	200,000	48,609	48,695	35,882	12,813	1.0%	60
Total / weighted average	$2,849,546	$1,528,707	$1,532,597	$1,045,711	$486,886		674
_______________________
(1)Loan amounts include interest receivable of $7.7 million and are net of premium, discount and origination fees of $3.8 million.
(2)Loan amounts include interest payable of $2.5 million and do not reflect unamortized deferred financing fees of $2.4 million.
(3)Loan amounts represent the net carrying value of the commercial real estate loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
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
(3)Loan amounts represent the net carrying value of the commercial real estate loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2023 and 2022, the weighted average unused fee was 19 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. As of March 31, 2023, the Company pledged six loan investments with an aggregate collateral principal balance of $265.5 million and outstanding Term SOFR-based borrowings of $199.1 million. As of December 31, 2022, the Company pledged one loan investment with an aggregate collateral principal balance of $59.8 million and outstanding Term SOFR-based borrowings of $44.3 million.

Asset-Specific Financing Arrangements
As of March 31, 2023, the Company had two asset-specific financing arrangements with Axos Bank each secured by a mortgage loan. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	March 31, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$105,152	$105,152	$104,631	4.4%	1.1	2	$193,603	$193,307	1.0
BMO Facility	1	200,000	29,110	28,737	2.0%	4.4	1	36,525	36,160	4.4
Institutional Lender 2	1	388,145	388,145	386,550	3.5%	2.2	5	520,848	505,434	2.2
Customers Bank	1	23,250	21,379	20,904	2.5%	2.2	1	28,505	28,257	2.2
Total / weighted average		$716,547	$543,786	$540,822	3.6%	2.1 years		$779,481	$763,158	2.0 years
_______________________
(1)Net of $3.0 million unamortized deferred financing costs.
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

Financial Covenant Compliance
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and recent distress in the banking sector, on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of March 31, 2023 and December 31, 2022.
(7) Schedule of Maturities
As of March 31, 2023 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)
2023	$905,997	$516,586	$301,365	$—	$88,046
2024	961,289	531,293	238,665	—	191,331
2025	1,137,487	413,860	503,148	199,100	21,379
2026	296,451	82,531	—	—	213,920
2027	29,110	—	—	—	29,110
Thereafter	693,858	693,858	—	—	—
Total	$4,024,192	$2,238,128	$1,043,178	$199,100	$543,786
(1)The scheduled maturities for the investment grade bonds issued by the Company's CRE CLOs are based upon the fully-extended maturity of the underlying mortgage loan collateral, considering the reinvestment window of each CRE CLO.
(2)The scheduled maturities of the Company's secured credit agreement liabilities are based on the extended maturity date for the specific credit agreement where extension options are at its option, subject to standard default provisions, or the current maturity date of those credit agreements where extension options are subject to counterparty approval.
(3)The scheduled maturities of the Company's asset-specific financing arrangements are based on the extended maturity date for the specific arrangement, or in the case of the BMO Facility and the Institutional Lender 2 arrangement, the fully-extended maturity date of the underlying mortgage loan collateral.

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of March 31, 2023 and December 31, 2022, the Company had $95.6 million and $145.1 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	March 31, 2023
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,714,936	$—	$—	$4,850,472
Financial liabilities
Collateralized loan obligations	2,230,426	—	—	2,112,241
Secured credit agreements	1,040,805	—	—	1,031,119
Asset-specific financing arrangements	540,822	—	—	541,933
Secured revolving credit facility	197,429	—	—	198,267

	December 31, 2022
		Fair value
	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,781,402	$—	$—	$4,922,290
Financial liabilities
Collateralized loan obligations	2,452,212	—	—	2,498,853
Secured credit agreements	1,105,151	—	—	1,128,847
Asset-specific financing arrangements	561,017	—	—	571,097
Secured revolving credit facility	42,137	—	—	42,137
As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s loans held for investment portfolio was $4.9 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of March 31, 2023 and December 31, 2022 was 3.51% and 3.44%, respectively. The weighted average years to maturity as of March 31, 2023 and December 31, 2022 was 2.7 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of March 31, 2023 and December 31, 2022, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three months ended March 31, 2023.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2023 and December 31, 2022, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2023 and 2022, the Company did not have interest or penalties associated with the underpayment of any income taxes.
The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a large proportion of its loan investment portfolio. Due to unusually low LIBOR rates between March 2020 and September 2022, coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs have in the past generated EII, which may be treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII among its shareholders in proportion to its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is 21%. This tax liability is included in the consolidated statements of income and comprehensive income and balance sheets of the Company.
For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of federal, state, and local tax expense. As of March 31, 2023 and 2022, the Company’s effective tax rate was 1.2% and 0.4%, respectively.
As of March 31, 2023, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carryforward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. The Company has $174.3 million of capital losses that it can carryforward into future years as of March 31, 2023.
The Company does not expect these losses to reduce the amount that the Company will be required to distribute in accordance with the requirement that the Company distribute to its stockholders at least 90% of the Company’s REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year to continue to qualify as a REIT.

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

	Three Months Ended March 31,
	2023	2022
Incurred
Management fees	$6,019	$5,709
Incentive management fee	—	—
Total management and incentive fees incurred	$6,019	$5,709

Paid
Management fees	$5,984	$5,609
Incentive management fee	—	—
Total management and incentive fees paid	$5,984	$5,609
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 are $6.0 million and $6.0 million, respectively. No incentive management fee was earned during the three months ended March 31, 2023 and March 31, 2022.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. For the three months ended March 31, 2023 and 2022, the Company reimbursed to the Manager $0.3 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
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
As of March 31, 2023 and December 31, 2022, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
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

(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2023 and 2022, $0.4 million and $0.2 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three months ended March 31, 2023 and March 31, 2022, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock was $7.95 and $12.17, respectively, which exceeds the strike price of $7.50 per common share for Warrants currently outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$7,375	$23,781
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in (loss) earnings	(404)	(197)
Net income attributable to common stockholders	$3,823	$20,436
Weighted average common shares outstanding, basic	77,410,406	77,183,957
Incremental shares of common stock issued from the assumed exercise of the Warrants	679,245	4,604,766
Weighted average common shares outstanding, diluted	78,089,651	81,788,723
Earnings per common share, basic(2)	$0.05	$0.26
Earnings per common share, diluted(2)	$0.05	$0.25
_______________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock and Series C Preferred Stock shares outstanding for the three months ended March 31, 2023 and 2022.
(2)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.

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
On and after June 14, 2026, the Company, at its option, upon not fewer than 30 days’ nor more than 60 days’ written notice, may redeem the Series C Preferred Stock, in whole, at any time, or in part, from time to time, for cash, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) on such shares of Series C Preferred Stock to, but not including, the redemption date (other than any dividend with a record date before the applicable redemption date and a payment date after the applicable redemption date, which shall be paid on the payment date notwithstanding prior redemption of such shares).
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

Warrants to Purchase Common Stock
The Warrants have an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of March 31, 2023.
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
On March 13, 2023, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.0 million in the aggregate, for the first quarter of 2023. The common stock dividend was paid on April 25, 2023 to the holders of record of the Company’s common stock as of March 29, 2023.
On March 9, 2023, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2023. The Series C Preferred Stock dividend was paid on March 30, 2023 to the preferred stockholders of record as of March 20, 2023.
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
For the three months ended March 31, 2023 and 2022, common stock dividends in the amount of $19.0 million and $18.7 million, respectively, were declared and approved.
For the three months ended March 31, 2023 and 2022, Series C Preferred Stock dividends in the amount of $3.1 million and $3.1 million, respectively, were declared and approved.
As of March 31, 2023 and December 31, 2022, common stock dividends of $19.0 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of March 31, 2023, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted-average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2022	1,683,440	$9.44
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2023	1,683,440	$9.44
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2023	529,467
2024	476,184
2025	392,285
2026	285,504
Total	1,683,440
During the three months ended March 31, 2023, the Company accrued 3,724 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2023. Dividends payable to holders of such grants made on December 17, 2021 and thereafter are paid in cash.
As of March 31, 2023, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $12.1 million. These compensation costs are expected to be recognized over a weighted average period of 1.4 years from March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recognized $1.8 million and $1.3 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Impact of Global Macroeconomic Conditions
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, the war in Ukraine, stress to the commercial banking systems of the U.S. and Western Europe, and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on the Company's business, the U.S. and global economies, the real estate industry and the Company's borrowers, and the performance of the properties securing the Company's loans. As of March 31, 2023, no contingencies have been recorded on the Company's consolidated balance sheet as a result of such trends and conditions; however, if market conditions worsen or extend, it may have long-term impacts on the Company's financial condition, results of operations, and cash flows.
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of March 31, 2023 and December 31, 2022 was $353.9 million and $426.1 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $20.9 million and $17.3 million as of March 31, 2023 and December 31, 2022 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of March 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

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
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	March 31, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,399,291	$100,613	45.4%	$2,298,678	46.4%
Office	1,409,868	121,093	26.5	1,286,895	26.2
Hotel	570,543	11,740	10.8	559,975	11.3
Life Science	404,600	72,334	7.6	332,266	6.7
Mixed-Use	283,340	14,799	5.4	268,541	5.4
Industrial	107,000	9,705	2.0	97,295	2.0
Self Storage	69,000	2,000	1.3	67,000	1.4
Other	50,600	21,600	1.0	29,000	0.6
Total	$5,294,242	$353,884	100.0%	$4,939,650	100.0%

	December 31, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,491,441	$110,769	46.0%	$2,380,672	47.5%
Office	1,553,378	155,986	28.5	1,397,392	28.0
Hotel	483,743	11,666	8.9	473,790	9.5
Life Science	404,600	93,092	7.5	311,508	6.2
Mixed-Use	283,340	15,061	5.2	268,279	5.4
Industrial	93,044	5,987	1.7	87,057	1.7
Self Storage	69,000	11,900	1.3	57,100	1.1
Other	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,821,043	$76,979	34.5%	$1,745,238	35.3%
West	1,594,349	151,616	30.1	1,441,554	29.2
South	1,419,900	103,100	26.8	1,316,097	26.6
Midwest	319,950	15,384	6.0	304,566	6.2
Various	139,000	6,805	2.6	132,195	2.7
Total	$5,294,242	$353,884	100.0%	$4,939,650	100.0%

	December 31, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,844,087	$73,104	33.9%	$1,772,155	35.4%
West	1,629,727	179,104	30.0	1,450,623	29.0
South	1,496,382	138,836	27.6	1,358,087	27.1
Midwest	319,950	17,130	5.9	302,820	6.1
Various	139,000	17,887	2.6	121,113	2.4
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,313,199	$54,192	43.7%	$2,259,007	45.7%
Moderate Transitional	1,524,283	199,983	28.7	1,324,294	26.8
Light Transitional	1,406,160	78,109	26.6	1,327,349	26.9
Construction	50,600	21,600	1.0	29,000	0.6
Total	$5,294,242	$353,884	100.0%	$4,939,650	100.0%

	December 31, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,249,442	$52,588	41.4%	$2,197,397	43.9%
Light Transitional	1,604,820	125,959	29.6	1,478,860	29.5
Moderate Transitional	1,524,284	225,914	28.1	1,299,541	26.0
Construction	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.

(16) Subsequent Events
The following events occurred subsequent to March 31, 2023:
•The Company received a full loan repayment related to one of its first mortgage loans with an aggregate loan commitment and unpaid principal balance of $45.9 million and $44.3 million, respectively. The first mortgage loan was secured by an office property.
•The Company acquired via negotiated deed in lieu of foreclosure 100% ownership in a 375,440 square foot office property in Houston, TX. The loan had a "5" risk rating as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 21, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from any results expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in our Form 10-K filed with the SEC on February 21, 2023.
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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a rising interest rate environment, inflation, stress to the commercial banking systems of the U.S. and Western Europe, geopolitical tensions, growing concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, stress to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, and elevated geopolitical risk led us to moderate our loan origination volume and increase our liquidity during the first quarter of 2023. From January 1, 2023 through March 31, 2023, we originated two first mortgage transitional loans, with total commitments of $123.8 million, an initial unpaid principal balance of $111.2 million, and unfunded commitments at closing of $12.6 million.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 21, 2023.
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

First Quarter 2023 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $3.8 million, compared to $32.6 million for the three months ended December 31, 2022, a decrease of $28.8 million.
•Produced Net interest income of $21.7 million, resulting from interest income of $91.7 million and interest expense of $70.0 million. Net interest income decreased $13.4 million compared to the three months ended December 31, 2022. All interest income and interest expense resulted from our loan portfolio.
•Generated Distributable Earnings of $13.4 million, a decrease of $9.9 million compared to the three months ended December 31, 2022.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $7.8 million, for a total allowance for credit losses of $222.4 million, or 420 basis points of total loan commitments of $5.3 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended March 31, 2023.
Investment Portfolio Activity:
•Originated two first mortgage loans with total loan commitments of $123.8 million, an aggregate initial unpaid principal balance of $111.2 million, unfunded loan commitments of $12.6 million, a weighted average interest rate of Term SOFR plus 4.62%, and a weighted average interest rate floor of 3.75%.
•Funded $51.5 million in future funding obligations associated with existing loans.
•Received three full loan repayments of $144.4 million, and partial principal payments including accrued PIK interest payments and cost-recovery proceeds of $83.5 million across six loans, for total loan repayments of $227.8 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2021-FL4 eight times, recycling loan repayments of $119.4 million and in TRTX 2022-FL5 two times, recycling loan repayments of $31.8 million.
Liquidity:
Available liquidity as of March 31, 2023 of $662.6 million was comprised of:
•$161.5 million of cash-on-hand, of which $132.5 million was available for investment, net of $29.0 million held to satisfy liquidity covenants under our secured financing agreements.
•$457.2 million of cash in our CRE CLOs available for investment in eligible collateral, including $89.5 million held at the trustee for future reinvestment.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $43.7 million under secured credit agreements with six lenders, and $0.1 million under asset-specific financing arrangements.
We have financed our loan investments as of March 31, 2023 utilizing three CRE CLOs totaling $2.2 billion, one of which is open for reinvestment of eligible loan collateral at quarter end, $1.0 billion under secured credit agreements with total commitments of $2.8 billion provided by six lenders, $543.8 million under asset-specific financing arrangements, and $199.1 million under our $290.0 million secured revolving credit facility. As of March 31, 2023, 55.6% of our borrowings were pursuant to our CRE CLO vehicles, 30.9% were pursuant to our secured credit agreements and secured revolving credit facility and 13.5% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 74.1% of total loan portfolio borrowings as of March 31, 2023.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events (i.e., "credit" marks) and, in only one instance, to capital markets-driven events (i.e., "spread" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of March 31, 2023, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.88% (1.86% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 1.9 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended March 31, 2023, we recorded net income attributable to common stockholders of $0.05 per diluted common share, a decrease of $0.37 per diluted common share from the three months ended December 31, 2022, of which $0.24 per diluted common share relates primarily to an increase in our credit loss expense during the first quarter of 2023 as compared to a benefit recorded during the fourth quarter of 2022.
Distributable Earnings per diluted common share was $0.17 for three months ended March 31, 2023, a decrease of $0.13 per diluted common share from the three months ended December 31, 2022. The decrease in Distributable Earnings per diluted common share was primarily due to a decrease in net interest income of $0.17 per diluted common share related to an increase in loans on non-accrual status.
For the three months ended March 31, 2023, we declared a cash dividend of $0.24 per common share which was paid on April 25, 2023.
Our book value per common share as of March 31, 2023 was $14.31, a decrease of $0.17 per common share from our book value per common share as of December 31, 2022 of $14.48, primarily due to an increase in our allowance for credit losses during the three months ended March 31, 2023 of $7.8 million, or $0.10 per common share.
Earnings Per Common Share and Dividends Declared Per Common Share
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2023	December 31, 2022
Net income	$7,375	$36,194
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(404)	(404)
Net income attributable to common stockholders - see Note 11	$3,823	$32,642
Weighted average common shares outstanding, basic	77,410,406	77,406,739
Incremental shares of common stock issued from the assumed exercise of warrants	679,245	—
Weighted average common shares outstanding, diluted - see Note 11	78,089,651	77,406,739
Earnings per common share, basic(2)	$0.05	$0.42
Earnings per common share, diluted(2)	$0.05	$0.42
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months ended March 31, 2023 and December 31, 2022.
(2)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2023	December 31, 2022
Net income attributable to common stockholders - see Note 11	$3,823	$32,642
Non-cash stock compensation expense	1,804	1,526
Credit loss expense, net	7,784	(10,858)
Distributable earnings	$13,411	$23,310
Weighted average common shares outstanding, basic	77,410,406	77,406,739
Incremental shares of common stock issued from the assumed exercise of warrants	679,245	—
Weighted average common shares outstanding, diluted - see Note 11	78,089,651	77,406,739
Distributable earnings per common share, basic	$0.17	$0.30
Distributable earnings per common share, diluted	$0.17	$0.30

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	March 31, 2023	December 31, 2022
Total stockholders’ equity	$1,309,057	$1,321,996
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$1,107,682	$1,120,621
Number of common shares outstanding at period end	77,414,006	77,410,282
Book value per common share	$14.31	$14.48

Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of March 31, 2023, our loans held for investment portfolio consisted of 69 first mortgage loans (or interests therein) totaling $5.3 billion of commitments with an unpaid principal balance of $4.9 billion. As of March 31, 2023, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans or, in two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of March 31, 2023, we had $353.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
In addition to our loan portfolio, we may hold REO as a result of taking title to a loan's collateral. As of March 31, 2023, we do not hold any REO.
Loan Portfolio
During the three months ended March 31, 2023, we originated two mortgage loans with total commitments of $123.8 million, an initial unpaid principal balance of $111.2 million, and unfunded commitments at closing of $12.6 million. Loan fundings included $51.5 million of deferred future fundings related to previously originated loans. We received proceeds from three loan repayments in-full of $144.4 million, and principal amortization and accrued PIK interest payments of $83.5 million across four loans, for total loan repayments of $226.0 million during the period. We also received cost-recovery proceeds from two non-accrual loans of $1.9 million.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	March 31, 2023	December 31, 2022
Loan originations and acquisitions — initial funding	$111,160	$59,038
Other loan fundings(1)	51,524	39,294
Loan repayments	(225,409)	(335,783)
Accrued PIK interest repayments	(542)	(701)
Cost-recovery cash repayments	(1,880)	—
Loan extinguishment on conversion to REO(2)	—	(89,234)
Total loan activity, net	$(65,147)	$(327,386)
_______________________________
(1)Additional fundings made under existing loan commitments.
(2)Extinguishment of a first mortgage loan with an unpaid principal balance of $89.2 million. In October 2022, we took title to the office property pursuant to a negotiated deed-in-lieu of foreclosure. The REO was sold during the three months ended December 31, 2022.
For the three months ended March 31, 2023, we generated interest income of $91.7 million and incurred interest expense of $70.0 million, which resulted in net interest income of $21.7 million. All interest income and interest expense resulted from our loan portfolio.

The following table details overall statistics for our loans held for investment portfolio as of March 31, 2023 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	69	69
Floating rate loans (by unpaid principal balance)	100.0%	100.0%
Total loan commitments	$5,294,242	$5,294,242
Unpaid principal balance(2)	$4,939,650	$4,939,650
Unfunded loan commitments(3)	$353,884	$353,884
Amortized cost	$4,916,444	$4,916,444
Weighted average credit spread	3.5%	3.5%
Weighted average all-in yield(4)	8.5%	8.5%
Weighted average term to extended maturity (in years)(5)	2.7	2.7
Weighted average LTV(6)	67.1%	67.1%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of March 31, 2023.
(2)Unpaid principal balance includes PIK interest of $1.2 million as of March 31, 2023.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, to finance operating deficits during renovation and lease-up, and in limited instances to finance construction.
(4)As of March 31, 2023, all of our loans were floating rate. Loans originated before December 31, 2021 are indexed to LIBOR, while loans originated after January 1, 2022 are indexed to Term SOFR, with the exception of LIBOR loans which have been converted to Term SOFR. As of March 31, 2023, based on the total loan commitments of our loan portfolio, 28.4% (or $1.5 billion) of our loans were subject to Term SOFR and 71.6% (or $3.8 billion) were subject to LIBOR as the benchmark interest rate. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes the applicable floating benchmark interest rate as of March 31, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2023, based on the unpaid principal balance of our total loan exposure, 33.8% of our loans were subject to yield maintenance or other prepayment restrictions and 66.2% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of March 31, 2023, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of March 31, 2023 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$2,712,816	$2,517,059	0.17%
0.51% to 1.00%	555,731	537,696	0.90
1.01% to 1.50%	694,995	661,524	1.48
1.51% to 2.00%	858,697	817,998	1.90
2.01% or greater	472,003	405,373	2.94
Total	$5,294,242	$4,939,650	0.94%
_________________________________
(1)Excludes capitalized interest of $1.2 million relating to previously modified loans.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	March 31, 2023		December 31, 2022
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	7	498,800	8	511,878
3	48	3,270,327	46	3,231,324
4	10	904,062	12	990,337
5	4	243,255	4	245,135
Totals	69	$4,916,444	70	$4,978,674
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	March 31, 2023			December 31, 2022
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	34	$2,284,549	3.0	35	$2,365,481	3.0
Office	16	1,285,659	3.7	17	1,396,005	3.6
Hotel	8	554,044	2.6	7	466,311	2.7
Life Science	4	331,432	3.0	4	310,577	3.0
Mixed-Use	3	268,397	3.7	3	268,107	3.7
Industrial	2	96,927	3.0	2	86,746	2.7
Self Storage	1	66,732	3.0	1	56,804	3.0
Other	1	28,704	3.0	1	28,643	3.0
Totals	69	$4,916,444	3.2	70	$4,978,674	3.2
The weighted average risk rating of our loan portfolio was 3.2 as of March 31, 2023, unchanged from December 31, 2022.
During the three months ended March 31, 2023, as part of our quarterly risk rating process, we upgraded one loan and did not downgrade any of our loans. We upgraded one hotel loan from risk category "4" to "3" due to continued improvement in property-level operating performance. During the three months ended March 31, 2023, we received repayment in full of three loans with a total unpaid principal balance of $144.4 million and a weighted average risk rating of 3.1 as of December 31, 2022. The three loan repayments were included within our office, multifamily, and industrial property categories and had risk ratings of 4, 3, and 2, respectively, as of December 31, 2022. The two new loan investments made during the three months ended March 31, 2023 were assigned an initial risk rating of "3".

Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. None of our loan modifications resulted in a significant modification.
We continue to work with our borrowers to address issues as they arise, while seeking to protect the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended March 31, 2023, we recorded an increase of $7.8 million in our allowance for credit losses resulting in an aggregate CECL reserve of $222.4 million at quarter-end. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the increasing probability of an economic recession, limited liquidity in the capital markets, the recent distress in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, we selected our macroeconomic outlook to address this uncertainty, and made specific forward-looking adjustments to the inputs of our loan-level calculations to reflect collateral operating performance, credit structure features of loan agreements, variability in an economic climate marked by rising rates, and other impacts to the broader economy.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2023
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$144,117	$4,696,395	$14,309	$331,888	$5,027,110	315	bps
Specific reserve	57,391	243,255	6,553	21,996	267,132	2,394	bps
Total	$201,508	$4,939,650	$20,862	$353,884	$5,294,242	420	bps

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
As of March 31, 2023, non-mark-to-market financing sources accounted for 74.1% of our total loan portfolio borrowings. The remaining 25.9% of our loan portfolio borrowings, comprised primarily of our six secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks. As of March 31, 2023, we did not have any non-consolidated senior interests.
The following table summarizes our investment portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			March 31, 2023			December 31, 2022
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$338,665	$338,665	$—	$385,338	$385,338
Wells Fargo	Credit	25.0%	—	406,222	406,222	—	422,002	422,002
Barclays	Credit	25.0%	—	96,926	96,926	—	96,926	96,926
Morgan Stanley	Credit	25.0%	—	55,579	55,579	—	55,579	55,579
JP Morgan	Credit and Spread	25.0%	—	109,921	109,921	—	112,676	112,676
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
Institutional Lender 1	Credit	25.0%	—	—	—	—	—	—
			—	1,043,178	1,043,178	—	1,108,386	1,108,386
Secured revolving credit facility
Syndicate lenders	None	100.0%	199,100	—	199,100	44,279	—	44,279

Asset-specific financing
Axos Bank	None	15.0%	105,152	—	105,152	105,152	—	105,152
BMO Facility	None	25.0%	29,110	—	29,110	47,545	—	47,545
Institutional Lender 2	None	n.a	388,145	—	388,145	392,070	—	392,070
Customers Bank	None	n.a	21,379	—	21,379	20,609	—	20,609
			543,786	—	543,786	565,376	—	565,376
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	293,597	—	293,597	516,639	—	516,639
TRTX 2021-FL4	None	n.a	1,037,500	—	1,037,500	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	907,031	—	907,031
			2,238,128	—	2,238,128	2,461,170	—	2,461,170

Total indebtedness			$2,981,014	$1,043,178	$4,024,192	$3,070,825	$1,108,386	$4,179,211
Percentage of total indebtedness			74.1%	25.9%	100.0%	73.5%	26.5%	100.0%

Secured Credit Agreements
As of March 31, 2023, aggregate borrowings outstanding under our secured credit agreements totaled $1.0 billion. As of March 31, 2023, the overall weighted average interest rate was the benchmark interest rate plus 1.86% per annum and the overall weighted average advance rate was 77.6%. As of March 31, 2023, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 1.8 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of March 31, 2023 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$569,719	79.7%	$344,829	$338,665	$6,164	$155,171	2.25%	08/19/24
Wells Fargo	500,000	545,192	77.9	432,015	406,222	25,793	67,985	1.62	04/18/25
Barclays	500,000	129,023	77.3	98,040	96,926	1,114	401,960	1.58	08/13/26
Morgan Stanley(6)	500,000	80,840	73.6	59,422	55,579	3,843	440,578	2.29	05/04/23
JP Morgan	400,000	155,324	72.9	116,108	109,921	6,187	283,892	1.60	10/30/25
Bank of America(7)	200,000	48,609	75.0	36,457	35,865	592	163,543	1.75	05/30/23
Institutional Lender 1	249,546	—	—	—	—	—	249,546	—	10/30/25
Totals / weighted average	$2,849,546	$1,528,707	77.6%	$1,086,871	$1,043,178	$43,693	$1,762,675	1.86%
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
(6)On March 17, 2023 we executed an extension of the secured credit agreement's maturity that is effective May 4, 2023 with a one year term maturing on May 4, 2024.
(7)On March 20, 2023, we executed a short term extension of the secured credit agreement's maturity to May 30, 2023. We intend to secure a long term extension of this secured credit agreement. There can be no assurances that this longer term extension will be secured and the extension is subject to customary counterparty approvals.
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
As of March 31, 2023, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.4% compared to 21.9% as of December 31, 2022.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2023, the weighted average unused fee was 19 basis points. This facility is 100% recourse to Holdco. As of March 31, 2023, we pledged six loan investments with an aggregate collateral principal balance of $265.5 million and had outstanding Term SOFR-based borrowings of $199.1 million.
Asset-Specific Financing Arrangements
As of March 31, 2023, we had five separate asset-specific financing arrangements with four third-party lenders. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On September 1, 2022, we closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement provides non-mark-to-market matched term, non-recourse financing. On April 25, 2022 and July 5, 2022, we closed two asset-specific financing arrangements with Axos Bank secured by two mortgage loans. The separate arrangements provide non-mark-to-market financing, a term of up to 2 years, and are 15% recourse to Holdco. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	March 31, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	2	$105,152	$105,152	$104,631	4.4%	1.1	2	$193,603	$193,307	1.0
BMO Facility	1	200,000	29,110	28,737	2.0%	4.4	1	36,525	36,160	4.4
Institutional Lender 2	1	388,145	388,145	386,550	3.5%	2.2	5	520,848	505,434	2.2
Customers Bank	1	23,250	21,379	20,904	2.5%	2.2	1	28,505	28,257	2.2
Total / weighted average		$716,547	$543,786	$540,822	3.6%	2.1 years		$779,481	$763,158	2.0 years
_______________________
(1)Net of $3.0 million unamortized deferred financing costs.
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

Collateralized Loan Obligations
As of March 31, 2023, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.2 billion, financing $2.8 billion, or 56.9%, of our loans held for investment portfolio, and holding $367.7 million of cash for investment in eligible loan collateral. As of March 31, 2023, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 55.6% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR, LIBOR, or Compounded SOFR plus 1.83%, have a weighted average advance rate of 80.6%, and include a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	March 31, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	9	LIBOR	$484,298	$427,638	3.29%	1.4
Financing provided	1	Term SOFR(4)	293,597	293,597	2.04%	11.5
TRTX 2021-FL4
Collateral loan investments	20	LIBOR(5)	1,250,000	1,204,722	3.22%	2.8
Financing provided	1	LIBOR	1,037,500	1,034,003	1.60%	14.9
TRTX 2022-FL5
Collateral loan investments	16	LIBOR(6)	1,075,000	970,417	3.43%	3.3
Financing provided	1	Compounded SOFR	907,031	902,826	2.02%	15.9
Total
Collateral loan investments(7)	45	LIBOR	$2,809,298	$2,602,777	3.31%	2.7 years
Financing provided(8)	3	Term SOFR/LIBOR/Compounded SOFR	$2,238,128	$2,230,426	1.83%	14.9 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $1.0 million held within the Sub-REIT structure.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. We have the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(5)As of March 31, 2023, the TRTX 2021-FL4 mortgage assets are indexed to LIBOR, with the exception of seven participation interests totaling $288.1 million which are indexed to Term SOFR. We have the right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(6)As of March 31, 2023, the TRTX 2022-FL5 mortgage assets are indexed to LIBOR, with the exception of four participation interests totaling $237.0 million which are indexed to Term SOFR. We have the right to convert the mortgage assets benchmark interest rate from LIBOR to Term SOFR. This conversion will initiate the transition of the liabilities to Term SOFR once 50% of the underlying mortgage loans are converted to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.8%, 25.3% and 21.8% of the aggregate unpaid principal balance of our loans held for investment portfolio as of March 31, 2023.
(8)During the three months ended March 31, 2023, we recognized interest expense of $37.6 million, which includes $1.2 million of deferred financing cost amortization.
During the three months ended March 31, 2023, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 eight times, recycling repayment of loan principal received of $119.4 million. During the three months ended March 31, 2023, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 two times, recycling $31.8 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, we committed to contribute certain assets and expect to complete the contribution process by mid-May 2023.
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
As of March 31, 2023, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
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
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of March 31, 2023 and December 31, 2022.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Prior to December 31, 2021, LIBOR was the prevailing benchmark; thereafter Term or Compounded SOFR apply. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of March 31, 2023, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.9 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 3.6% of our liabilities. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio as of March 31, 2023 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,939,650
Floating rate mortgage loan liabilities(1)(2)	(4,024,192)
Total floating rate mortgage loan exposure, net	$915,458
__________________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of March 31, 2023, $1.4 billion of $4.9 billion of our floating rate mortgage loan assets and $2.8 billion of $4.0 billion of our outstanding floating rate mortgage loan liabilities were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
(2)Floating rate liabilities include secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements and collateralized loan obligations.
With the cessation of LIBOR expected to occur effective June 30, 2023, we continue to work to transition our assets and liabilities away from LIBOR to Term SOFR, the alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. Although recent statements from regulators indicate the possibility of a longer period of transition, perhaps extending through the final cessation of LIBOR in June 2023, we continue to utilize resources to revise our control and risk management systems to ensure there is no disruption to our day-to-day operations from the transition, when it is completed. We will continue to employ prudent risk management as it relates to the potential financial, operational, and legal risks associated with the expected cessation of LIBOR. While we generally seek to match index our assets and liabilities, there is an ongoing transition period as different underlying assets and sources of financing transition from LIBOR to an alternative index (generally, Term SOFR or Compounded SOFR) at different times. We expect substantially all of our loan investments and liabilities will transition by June 30, 2023.

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2023			December 31, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,982,602	$91,726	7.4%	$5,187,304	$100,325	7.7%
Core interest-earning assets	$4,982,602	$91,726	7.4%	$5,187,304	$100,325	7.7%

Interest-bearing liabilities:
Collateralized loan obligations	2,318,932	37,568	6.5%	$2,465,513	$34,653	5.6%
Secured credit agreements	1,088,467	18,550	6.8%	1,126,097	16,983	6.0%
Secured revolving credit facility	75,962	1,405	7.4%	116,770	1,845	6.3%
Asset-specific financing arrangements	547,127	12,467	9.1%	555,944	11,693	8.4%
Total interest-bearing liabilities	$4,030,488	$69,990	6.9%	$4,264,324	$65,174	6.1%
Net interest income(3)		$21,736			$35,151

Other Interest-earning assets:
Cash equivalents	$199,435	$1,287	2.6%	$216,858	$870	1.6%
Accounts receivable from servicer/trustee	360,853	2,125	2.4%	334,245	1,163	1.4%
Total interest-earning assets	$5,542,890	$95,138	6.9%	$5,738,407	$102,358	7.1%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2023. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,982,602	$91,726	7.4%	$4,995,594	$59,881	4.8%
Retained mezzanine loans	—	—	—%	34,980	1,136	13.0%
Core interest-earning assets	$4,982,602	$91,726	7.4%	$5,030,574	$61,017	4.9%

Interest-bearing liabilities:
Collateralized loan obligations	2,318,932	37,568	6.5%	$2,735,377	$14,299	2.1%
Secured credit agreements	1,088,467	18,550	6.8%	1,153,607	8,043	2.8%
Secured revolving credit facility	75,962	1,405	7.4%	10,750	159	5.9%
Asset-specific financing arrangements	547,127	12,467	9.1%	—	—	—
Total interest-bearing liabilities	$4,030,488	$69,990	6.9%	$3,899,734	$22,501	2.3%
Net interest income(3)		$21,736			$38,516

Other Interest-earning assets:
Cash equivalents	$199,435	$1,287	2.6%	$46,046	$3	0.0%
Accounts receivable from servicer/trustee	360,853	2,125	2.4%	54,061	—	0.0%
Total interest-earning assets	$5,542,890	$95,138	6.9%	$5,130,681	$61,020	4.8%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2023. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended March 31, 2023 and December 31, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2023	December 31, 2022[2]	Variance
Interest income and interest expense
Interest income	$91,726	$100,325	$(8,599)
Interest expense	(69,990)	(65,174)	(4,816)
Net interest income	21,736	35,151	(13,415)
Other revenue
Other income, net	3,519	840	2,679
Total other revenue	3,519	840	2,679
Other expenses
Professional fees	1,330	1,365	(35)
General and administrative	896	1,084	(188)
Stock compensation expense	1,804	1,526	278
Servicing and asset management fees	(137)	494	(631)
Management fee	6,019	5,984	35
Total other expenses	9,912	10,453	(541)
Credit loss expense, net	(7,784)	10,858	(18,642)
Income before income taxes	7,559	36,396	(28,837)
Income tax expense, net	(184)	(202)	18
Net income	$7,375	$36,194	$(28,819)
Preferred stock dividends and participating securities' share in earnings	(3,552)	(3,552)	—
Net income attributable to common stockholders - see Note 11	$3,823	$32,642	$(28,819)
Other comprehensive income
Net income	$7,375	$36,194	$(28,819)
Comprehensive net income	$7,375	$36,194	$(28,819)
Earnings per common share, basic(1)	$0.05	$0.42	$(0.37)
Earnings per common share, diluted(1)	$0.05	$0.42	$(0.37)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended December 31, 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
Net Interest Income
Net interest income decreased by $13.4 million to $21.7 million during the three months ended March 31, 2023 compared to $35.2 million for the three months ended December 31, 2022. The decrease was primarily due to an increase in the number of loans placed on non-accrual, including those on cost-recovery, during the three months ended March 31, 2023. The weighted average interest rate of our interest rate floors increased to 0.94% as of March 31, 2023, compared to 0.85% as of December 31, 2022.
Other Revenue
Other revenue increased $2.7 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 primarily due to an increase in interest rates earned on higher cash balances during the period, partially offset by operating expenses incurred at our real estate owned office property during our brief period of ownership in the fourth quarter of 2023.

Other Expenses
Other expenses decreased $0.5 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, primarily due to an over accrual of servicing and asset management fees during the fourth quarter of 2022, partially offset by an increase in stock compensation expense of $0.3 million resulting from restricted stock grants made during the fourth quarter as part of the Company's year-end compensation cycle.
Credit Loss Expense
Credit loss (expense) benefit increased by $18.6 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The increase to our credit loss expense was due to weakening credit indicators, rising interest rates, inflationary expectations, recent distress in the banking sector, an uncertain macroeconomic outlook that informed a conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended March 31, 2023 and December 31, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2023, we declared cash dividends of $0.24 per common share, or $19.0 million. During the three months ended December 31, 2022, we declared cash dividends of $0.24 per common share, or $19.0 million.

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022	Variance
Interest income and interest expense
Interest income	$91,726	$61,017	$30,709
Interest expense	(69,990)	(22,501)	(47,489)
Net interest income	21,736	38,516	(16,780)
Other revenue
Other income, net	3,519	18	3,501
Total other revenue	3,519	18	3,501
Other expenses
Professional fees	1,330	1,146	184
General and administrative	896	1,169	(273)
Stock compensation expense	1,804	1,266	538
Servicing and asset management fees	(137)	494	(631)
Management fee	6,019	5,709	310
Total other expenses	9,912	9,784	128
Credit loss expense, net	(7,784)	(4,884)	(2,900)
Income before income taxes	7,559	23,866	(16,307)
Income tax expense, net	(184)	(85)	(99)
Net income	$7,375	$23,781	$(16,406)
Preferred stock dividends and participating securities' share in earnings	(3,552)	(3,345)	(207)
Net income attributable to common stockholders - see Note 11	$3,823	$20,436	$(16,613)
Other comprehensive income
Net income	$7,375	$23,781	$(16,406)
Comprehensive net income	$7,375	$23,781	$(16,406)
Earnings per common share, basic(1)	$0.05	$0.26	$(0.21)
Earnings per common share, diluted(1)	$0.05	$0.25	$(0.20)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $16.8 million to $21.7 million during the three months ended March 31, 2023 compared to $38.5 million for the three months ended March 31, 2022. The decrease was primarily due to an increase in the number of loans placed on non-accrual, including those on cost-recovery, which totaled six during the three months ended March 31, 2023 compared to none during the comparable period. Our weighted average interest rate floors decreased from 1.05% as of March 31, 2022 to 0.94% as of March 31, 2023.
Other Revenue
Other revenue increased $3.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in interest rates earned on our cash balances.

Other Expenses
Other expenses increased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in stock compensation and management fee expense of $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was partially offset by a decrease of $0.6 million in servicing and asset management fees for the three months ended March 31, 2023 compared the same period in 2022 due to an over accrual during the fourth quarter of 2022.
Credit Loss Expense
Credit loss expense increased by $2.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $7.8 million increase to our allowance for credit losses during the three months ended March 31, 2023 compared to a $4.9 million increase recognized during the comparable period. The increase to the Company's allowance for credit losses was due to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Income Tax Expense
Income tax expense increased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to franchise tax filing fees and payments made during the three months ended March 31, 2023.
Preferred Stock Dividends and Participating Securities Share in Earnings
During the three months ended March 31, 2023, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock. During the three months ended March 31, 2022, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2023, we declared cash dividends of $0.24 per common share, or $19.0 million. During the three months ended March 31, 2022, we declared cash dividends of $0.24 per common share, or $18.7 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of March 31, 2023, we had outstanding 77.4 million shares of our common stock representing $1.1 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $4.0 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	March 31, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.95x	2.97x
Total leverage ratio(2)	2.95x	2.97x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$161,524	$254,050
Secured credit agreements	43,693	38,380
Secured revolving credit facility	—	556
Asset-specific financing arrangements	110	770
Collateralized loan obligation proceeds held at trustee(1)	457,229	297,168
Total	$662,556	$590,924
__________________________________
(1)Includes $89.5 million held at the trustee for future reinvestment.
Our existing loan portfolio provides us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the three months ended March 31, 2023, loan repayments (including $0.5 million of accrued PIK interest) totaled $226.0 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $12.6 million that are eligible to pledge under our existing financing arrangements.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.0 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, $353.9 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$23,473	$32,617
Cash flows provided by (used in) investing activities	61,596	(205,812)
Cash flows (used in) provided by financing activities	(177,218)	264,575
Net change in cash, cash equivalents, and restricted cash	$(92,149)	$91,380
Operating Activities
During the three months ended March 31, 2023 and 2022, cash flows provided by operating activities totaled $23.5 million and $32.6 million, respectively, primarily related to net interest income, offset by operating expenses.
Investing Activities
During the three months ended March 31, 2023, cash flows provided by investing activities totaled $61.6 million primarily due to new loan originations and acquisitions of $109.9 million, advances on loans of $51.5 million, offset by loan repayments of $223.0 million. During the three months ended March 31, 2022 cash flows used in investing activities totaled $205.8 million primarily due to new loan originations of $223.9 million and advances on loans of $29.2 million, offset by loan repayments of $47.3 million.
Financing Activities
During the three months ended March 31, 2023, cash flows used in financing activities totaled $177.2 million primarily due to repayments of CRE CLO liabilities of $223.0 million as a result of the repayment of underlying loans, payments on secured financing agreements of $190.6 million, payments on asset-specific financing arrangements of $28.2 million and payment of dividends on our common stock and Series C Preferred Stock of $22.1 million, offset by borrowings on our secured financing agreements of $280.2 million and borrowings on our asset-specific financing arrangements of $6.6 million. During the three months ended March 31, 2022, cash flows provided by financing activities totaled $264.6 million primarily due to proceeds from the issuance of TRTX 2021-FL4 of $907.0 million and borrowings on our secured financing agreements of $599.8 million, offset by payments on CRE CLOs of $637.9 million (of which $600.8 million related to the redemption of TRTX 2018-FL2) and payments on secured financing agreements of $568.0 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2023 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$353,884	$104,205	$244,778	$4,901	$—
Collateralized loan obligations—principal(2)	2,238,128	689,588	854,683	693,857	—
Secured credit agreements—principal(3)	1,043,178	301,365	741,813	—	—
Secured revolving credit facility—principal(3)	199,100	—	199,100	—	—
Asset-specific financing arrangements—principal(4)	543,786	88,046	212,710	243,030	—
Collateralized loan obligations—interest(5)	368,225	24,092	109,767	234,366	—
Secured credit agreements—interest(5)	117,095	10,655	106,440	—	—
Secured revolving credit facility—interest(3)	25,953	—	25,953	—	—
Asset-specific financing arrangements—interest(5)	96,401	4,650	24,500	67,251	—
Total	$4,985,750	$1,222,601	$2,519,744	$1,243,405	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of March 31, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans are indexed to LIBOR or Term SOFR; our related liabilities are indexed to LIBOR, Compounded SOFR or Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the three months ended March 31, 2023, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On March 13, 2023, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.0 million in the aggregate, for the first quarter of 2023. The common stock dividend was paid on April 25, 2023 to the holders of record of our common stock as of March 29, 2023.
On March 9, 2023, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2023. The Series C Preferred Stock dividend was paid on March 30, 2023 to the preferred stockholders of record as of March 20, 2023.
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
For the three months ended March 31, 2023 and 2022, common stock dividends in the amount of $19.0 million and $18.7 million, respectively, were declared and approved.
As of March 31, 2023 and December 31, 2022, common stock dividends of $19.0 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Allowance for Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements included in our Form 10-K filed with the SEC on February 21, 2023, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss benefit (expense), which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy.
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
Our loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in the entity that owns the real estate securing our first mortgage loan. We regularly evaluate on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. We also evaluate the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current credit spreads for refinancing and (v) other market data.

Quarterly, we evaluate the risk of all loans and assign a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively:
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss—A loan that has a risk of realizing a principal loss; and
5 -Default/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
We generally assign a risk rating of “3” to all loans originated or acquired during the most recent quarter, except when specific circumstances warrant an exception. During the three months ended March 31, 2023, the Company simplified its risk rating definitions. The Company re-evaluated its risk ratings based on the simplified definitions and concluded that there was no impact to prior period risk ratings.
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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and recent distress in the banking sector, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually-assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above. See Note 2 to the Consolidated Financial Statements in this Form 10-Q for further discussion of our methodologies.
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the three months ended March 31, 2023, we recognized an increase of $7.8 million to our allowance for credit losses. The credit loss allowance was $222.4 million as of March 31, 2023.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of March 31, 2023 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
First mortgage loans(1)
1	Senior Loan	7/28/2022	$245.0	$245.0	$245.0	S + 3.4%	S + 3.6%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
2	Senior Loan(10)	8/21/2019	228.8	226.9	226.9	L + 1.5%	L + 1.7%	Floating	9/9/2024	New York, NY	Office	Light Transitional	$452 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	187.8	187.4	L + 3.9%	L + 4.1%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan	7/20/2021	188.0	187.0	187.0	L + 3.4%	L + 3.6%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$151,369 Unit	71.3%	3
5	Senior Loan(11)	6/28/2018	177.6	164.6	164.6	L + 4.7%	L + 5.1%	Floating	3/9/2024	Philadelphia, PA	Office	Bridge	$166 Sq ft	73.6%	4
6	Senior Loan(12)	9/18/2019	175.0	175.0	175.0	L + 4.0%	L + 4.3%	Floating	12/9/2023	New York, NY	Office	Moderate Transitional	$791 Sq ft	65.2%	3
7	Senior Loan(13)	9/1/2022	148.5	148.5	147.0	L + 3.5%	L + 2.7%	Floating	6/9/2026	Dallas, TX	Hotel	Bridge	$445,946 Unit	54.2%	2
8	Senior Loan	5/15/2019	141.0	132.5	132.5	L + 3.6%	L + 4.0%	Floating	9/9/2023	New York, NY	Mixed-Use	Moderate Transitional	$1,717 Sq ft	61.0%	4
9	Senior Loan(14)	9/1/2022	128.0	128.0	119.2	L + 3.5%	L + 3.3%	Floating	11/15/2023	San Francisco, CA	Multifamily	Bridge	$388,528 Unit	67.1%	4
10	Senior Loan	5/7/2021	122.5	120.2	120.2	L + 2.9%	L + 3.1%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
11	Senior Loan	6/14/2021	114.0	86.0	86.0	L + 3.1%	L + 3.4%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
12	Senior Loan(15)	9/1/2022	112.8	112.8	112.6	L + 3.3%	L + 2.1%	Floating	8/9/2024	Brooklyn, NY	Multifamily	Bridge	$473,950 Unit	50.9%	2
13	Senior Loan	12/20/2018	105.9	102.2	102.2	S + 4.1%	S + 4.3%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$254 Sq ft	61.1%	4
14	Senior Loan	12/18/2019	101.0	86.7	86.7	L + 2.6%	L + 2.8%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$319 Sq ft	71.1%	4
15	Senior Loan	4/1/2022	97.0	77.0	77.0	S + 3.4%	S + 3.7%	Floating	4/9/2027	Los Angeles, CA	Multifamily	Moderate Transitional	$551,136 Unit	60.0%	4
16	Senior Loan	12/9/2021	96.0	92.4	91.8	L + 3.8%	L + 4.0%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
17	Senior Loan	6/29/2021	90.0	86.8	86.8	L + 3.0%	L + 3.2%	Floating	7/9/2026	Columbus, OH	Multifamily	Light Transitional	$109,756 Unit	79.0%	3
18	Senior Loan	11/21/2022	87.0	60.3	59.5	S + 5.3%	S + 5.7%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$103 Sq ft	60.8%	3
19	Senior Loan	2/2/2023	86.8	79.1	78.2	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
20	Senior Loan	9/25/2020	80.9	71.3	71.3	L + 3.0%	L + 3.1%	Floating	4/9/2025	Brooklyn, NY	Office	Light Transitional	$182 Sq ft	78.4%	5
21	Senior Loan	11/30/2021	80.0	79.8	79.3	L + 3.5%	L + 3.8%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	4
22	Senior Loan	8/8/2019	76.5	63.0	63.0	L + 3.0%	L + 3.2%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$225 Sq ft	64.2%	5
23	Senior Loan	12/10/2019	75.8	61.5	61.5	S + 2.6%	S + 2.9%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$368 Sq ft	65.8%	4
24	Senior Loan	10/12/2021	74.0	70.0	70.0	L + 5.3%	L + 5.6%	Floating	10/9/2025	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
25	Senior Loan	7/28/2022	72.0	71.2	71.2	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
26	Senior Loan	2/9/2022	70.0	65.2	65.2	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$188 Sq ft	72.1%	3
27	Senior Loan(16)	9/1/2022	70.0	70.0	66.4	L + 3.4%	L + 3.0%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
28	Senior Loan	9/30/2021	69.0	59.3	59.3	L + 3.7%	L + 4.0%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
29	Senior Loan	7/26/2022	69.0	67.0	66.7	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$173 Sq ft	66.2%	3
30	Senior Loan	11/30/2021	65.6	53.9	53.6	L + 3.4%	L + 3.7%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
31	Senior Loan	6/28/2019	63.9	59.5	59.5	L + 2.5%	L + 2.7%	Floating	7/9/2024	Burlington, CA	Office	Light Transitional	$327 Sq ft	70.9%	3
32	Senior Loan	4/20/2022	63.0	63.0	62.6	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
33	Senior Loan	4/11/2022	62.4	58.5	58.5	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	3
34	Senior Loan	6/25/2019	62.0	62.0	62.0	L + 3.1%	L + 3.3%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
35	Senior Loan(17)	9/1/2022	61.5	61.5	60.3	L + 2.8%	L + 1.5%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
36	Senior Loan	12/29/2021	60.6	55.4	55.1	L + 3.3%	L + 3.6%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
37	Senior Loan	12/18/2019	58.8	58.8	58.8	L + 2.7%	L + 3.0%	Floating	1/9/2025	Houston, TX	Multifamily	Light Transitional	$80,109 Unit	73.6%	2
38	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
39	Senior Loan	6/20/2018	55.7	55.0	55.0	L + 3.0%	L + 3.3%	Floating	4/5/2023	Houston, TX	Office	Light Transitional	$148 Sq ft	74.9%	5
40	Senior Loan	3/12/2020	55.0	51.7	51.7	S + 2.7%	S + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
41	Senior Loan	1/22/2019	54.0	54.0	54.0	L + 4.4%	L + 4.8%	Floating	6/9/2023	Manhattan, NY	Office	Light Transitional	$441 Sq ft	61.1%	5
42	Senior Loan	12/17/2021	52.1	48.2	48.2	L + 3.7%	L + 3.9%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate(4)	All-in yield(5)	Fixed / floating	Extended maturity(6)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(7)	Risk rating(8)
43	Senior Loan	10/27/2021	51.9	42.7	42.4	L + 3.4%	L + 3.6%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$149 Sq ft	70.6%	3
44	Senior Loan	6/24/2022	51.6	48.6	48.6	L + 3.8%	L + 4.0%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
45	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.2%	Floating	3/9/2025	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
46	Senior Loan	8/26/2021	51.0	35.8	35.5	L + 4.1%	L + 4.4%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$630 Sq ft	72.1%	3
47	Senior Loan	5/26/2022	50.6	29.0	28.7	L + 8.5%	L + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
48	Senior Loan	3/12/2020	50.2	47.3	47.3	S + 2.7%	S + 2.9%	Floating	3/9/2025	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
49	Senior Loan	6/2/2021	48.6	46.9	46.7	L + 3.8%	L + 4.0%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
50	Senior Loan	4/6/2021	47.0	46.0	46.0	L + 3.7%	L + 4.0%	Floating	4/9/2026	St. Petersburg, FL	Multifamily	Bridge	$222,749 Unit	74.8%	3
51	Senior Loan	8/10/2022	46.2	36.5	36.2	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
52	Senior Loan	10/10/2019	45.9	44.3	44.3	L + 2.8%	L + 3.1%	Floating	11/9/2024	Miami, FL	Office	Light Transitional	$186 Sq ft	69.5%	3
53	Senior Loan	9/30/2021	45.9	45.9	45.7	L + 3.3%	L + 3.6%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	2
54	Senior Loan	3/17/2021	45.4	45.0	44.9	L + 3.3%	L + 3.6%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,209 Unit	63.7%	3
55	Senior Loan	12/21/2021	45.0	43.4	43.4	L + 3.7%	L + 3.9%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
56	Senior Loan	8/7/2018	44.5	34.5	34.5	S + 3.5%	S + 3.7%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$63 Sq ft	61.4%	3
57	Senior Loan	1/14/2022	43.0	43.0	42.9	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
58	Senior Loan	3/30/2018	42.7	40.7	40.7	L + 3.7%	L + 4.0%	Floating	4/9/2023	Honolulu, HI	Office	Light Transitional	$148 Sq ft	57.9%	4
59	Senior Loan	3/7/2019	39.2	40.4	40.4	L + 3.8%	L + 4.2%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
60	Senior Loan	3/11/2019	39.0	39.0	39.0	L + 3.4%	L + 3.6%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$295,455 Unit	59.3%	2
61	Senior Loan	7/15/2021	39.0	39.0	38.8	L + 3.5%	L + 3.8%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
62	Senior Loan	3/22/2023	37.0	32.1	31.7	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$81 Sq ft	61.2%	3
63	Senior Loan	6/3/2021	36.4	33.9	33.8	L + 3.6%	L + 3.8%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
64	Senior Loan	8/11/2021	34.5	31.4	31.3	L + 3.6%	L + 3.8%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
65	Senior Loan	6/9/2022	31.2	27.8	27.6	S + 3.6%	S + 3.8%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
66	Senior Loan	8/23/2022	31.0	28.5	28.3	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
67	Senior Loan	5/14/2021	27.6	25.8	25.7	L + 3.2%	L + 3.5%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
68	Senior Loan	10/27/2021	24.6	22.6	22.5	L + 5.5%	L + 5.7%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$872 Sq ft	75.8%	3
69	Senior Loan	6/29/2022	24.5	21.9	21.9	S + 3.9%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Total / weighted average(9)			$5,294.2	$4,939.6	$4,916.4	BR +3.5%	BR +3.7%		2.7 years					67.1%	3.2
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
(5)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of March 31, 2023 and excludes the impact of our interest rate floors and borrower interest rate caps.
(6)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2023, based on unpaid principal balance, 33.8% of our loans were subject to yield maintenance or other prepayment restrictions and 66.2% were open to repayment by the borrower without penalty.
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

(9)Represents the weighted average of the credit spread as of March 31, 2023 for the loans, all of which are floating rate.
(10)Calculated as the ratio of unpaid principal balance as of March 31, 2023 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million.
(11)This loan is comprised of a first mortgage loan of $129.4 million and a contiguous mezzanine loan of $48.2 million, of which we own both. Each loan carries the same interest rate.
(12)This loan is comprised of a first mortgage loan of $93.0 million and a contiguous mezzanine loan of $82.0 million, of which we own both. Each loan carries the same interest rate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices, prior to December 31, 2021 LIBOR, and thereafter SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of March 31, 2023, the weighted average interest rate floor for our loan portfolio was 0.94%. As of March 31, 2023, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of March 31, 2023, less than 3.6% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2023, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,939,650	Interest income	$12,349	$(12,349)	$24,698	$(24,698)	$37,047	$(37,047)
Floating rate mortgage loan liabilities	(4,024,192)	Interest expense	(10,060)	10,060	(20,121)	20,121	(30,181)	30,181
Total floating rate mortgage loan exposure, net	$915,458	Total change in net interest income	$2,289	$(2,289)	$4,577	$(4,577)	$6,866	$(6,866)
__________________________
(1)Prior to December 31, 2021, substantially all of our floating rate mortgage loan assets and liabilities were subject to LIBOR as the benchmark interest rate. As of March 31, 2023, $1.4 billion of $4.9 billion of our floating rate mortgage loan assets (based on total unpaid principal balance) and $2.8 billion of $4.0 billion of floating rate mortgage loan liabilities (based on outstanding principal balance) were subject to Compounded SOFR or Term SOFR as the benchmark interest rate.
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
Global macroeconomic conditions, including, without limitation, heightened inflation, changes to fiscal and monetary policy, increased interest rates, stress to the commercial banking systems of the U.S. and Western Europe, currency fluctuations, and labor shortages, have contributed to increased volatility in public debt and equity markets, increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in the first quarter of 2023, and may cause us to restrain our investment activity in the future.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
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

Date: May 2, 2023	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)