Form 10-Q
period 2023-09-30
TPG RE Finance Trust, Inc.
filed 2023-10-31
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, there were 77,734,786 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Nine Months ended September 30, 2023 and September 30, 2022	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Nine Months ended September 30, 2023 and September 30, 2022	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2023 and September 30, 2022	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4.	Controls and Procedures	81

Part II. Other Information		82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

Signatures		84

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets(1)
Cash and cash equivalents	$302,262	$254,050
Restricted cash	83	265
Accounts receivable	24	666
Collateralized loan obligation proceeds held at trustee	237,521	297,168
Accounts receivable from servicer/trustee	5,327	163,648
Accrued interest and fees receivable	35,297	41,742
Loans held for investment	3,952,102	4,978,674
Allowance for credit losses	(213,258)	(197,272)
Loans held for investment, net (includes $1,354,430 and $1,538,859, respectively, pledged as collateral under secured financing agreements)	3,738,844	4,781,402
Real estate owned	111,960	—
Other assets	26,005	6,197
Total assets	$4,457,323	$5,545,138
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$10,105	$11,080
Accrued expenses and other liabilities(2)	38,854	25,132
Collateralized loan obligations, net	1,973,911	2,452,212
Secured financing agreements, net	1,027,618	1,147,288
Asset-specific financings, net	213,397	561,017
Mortgage loan payable, net	30,514	—
Payable to affiliates	5,545	5,984
Deferred revenue	1,003	1,459
Dividends payable	18,921	18,970
Total liabilities	3,319,868	4,223,142
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,734,786 and 77,410,282 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,721,708	1,716,938
Accumulated deficit	(584,338)	(395,027)
Total stockholders' equity	1,137,455	1,321,996
Total permanent equity	1,137,455	1,321,996
Total liabilities and stockholders' equity	$4,457,323	$5,545,138
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2023 include assets and liabilities of variable interest entities (“VIEs”) of $2.6 billion and $2.0 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2022 include assets and liabilities of VIEs of $3.3 billion and $2.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $23.4 million and $17.3 million of reserve for expected losses for unfunded loan commitments as of September 30, 2023 and December 31, 2022, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss) (Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income and interest expense
Interest income	$90,046	$75,497	$278,488	$202,535
Interest expense	(70,497)	(45,072)	(211,057)	(95,581)
Net interest income	19,549	30,425	67,431	106,954
Other revenue
Other income, net	5,439	1,362	13,918	2,009
Revenue from real estate owned operations	2,028	—	3,556	—
Total other revenue	7,467	1,362	17,474	2,009
Other expenses
Professional fees	1,257	1,074	4,159	3,370
General and administrative	718	1,197	2,875	3,315
Stock compensation expense	1,153	932	4,770	3,526
Servicing and asset management fees	648	494	801	1,481
Management fee	5,545	5,906	17,513	17,471
Incentive management fee	—	—	—	5,183
Expenses from real estate owned operations	3,098	—	4,946	—
Total other expenses	12,419	9,603	35,064	34,346
Gain on sale of real estate owned, net	—	—	—	13,291
Credit loss expense, net	(75,805)	(136,666)	(172,658)	(183,840)
(Loss) income before income taxes	(61,208)	(114,482)	(122,817)	(95,932)
Income tax expense, net	(5)	(125)	(194)	(328)
Net (loss) income	$(61,213)	$(114,607)	$(123,011)	$(96,260)
Preferred stock dividends and participating securities' share in earnings	(3,423)	(3,307)	(10,526)	(10,026)
Net (loss) income attributable to common stockholders - see Note 11	$(64,636)	$(117,914)	$(133,537)	$(106,286)
(Loss) earnings per common share, basic	$(0.83)	$(1.52)	$(1.72)	$(1.38)
(Loss) earnings per common share, diluted	$(0.83)	$(1.52)	$(1.72)	$(1.38)
Weighted average number of common shares outstanding
Basic:	77,730,715	77,403,487	77,520,736	77,259,382
Diluted:	77,730,715	77,403,487	77,520,736	77,259,382
Other comprehensive (loss) income
Net (loss) income	$(61,213)	$(114,607)	$(123,011)	$(96,260)
Comprehensive net (loss) income	$(61,213)	$(114,607)	$(123,011)	$(96,260)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Permanent equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2023	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996
Issuance of common stock	—	—	—	—	3,724	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,804	—	1,804
Net income	—	—	—	—	—	—	—	7,375	7,375
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,970)	(18,970)
March 31, 2023	125	$—	8,050,000	$8	77,414,006	$77	$1,718,742	$(409,770)	$1,309,057
Issuance of common stock	—	—	—	—	316,572	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	—	—	(69,173)	(69,173)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,969)	(18,969)
June 30, 2023	125	$—	8,050,000	$8	77,730,578	$77	$1,720,555	$(501,060)	$1,219,580
Issuance of common stock	—	—	—	—	4,208	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,153	—	1,153
Net loss	—	—	—	—	—	—	—	(61,213)	(61,213)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,917)	(18,917)
September 30, 2023	125	$—	8,050,000	$8	77,734,786	$77	$1,721,708	$(584,338)	$1,137,455
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
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(123,011)	$(96,260)
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(9,738)	(5,266)
Amortization of deferred financing costs	10,876	10,637
Depreciation and amortization	2,358	—
Amortization of above and below-market leases	(328)	—
Decrease of accrued capitalized interest	542	613
(Gain) loss on sale of real estate owned, net	—	(13,291)
Stock compensation expense	4,770	3,526
Increase of allowance for credit losses, net (see Note 3)	172,658	183,840
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	642	(312)
Accrued interest and fees receivable	7,588	(9,091)
Accrued expenses and other liabilities	4,080	1,435
Accrued interest payable	(975)	4,964
Payable to affiliates	(439)	297
Deferred revenue	(456)	287
Other assets	(11,664)	1,161
Net cash provided by operating activities	56,903	82,540
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(146,716)	(1,461,931)
Advances on loans held for investment	(105,904)	(105,905)
Principal repayments of loans held for investment	1,018,819	877,082
Capital expenditures related to real estate owned	(2,337)	—
Sale of real estate owned	—	73,913
Sales of loans held for investment	218,672	—
Net cash provided by (used in) investing activities	982,534	(616,841)
Cash flows from financing activities:
Payments on collateralized loan obligations	(481,626)	(995,494)
Proceeds from collateralized loan obligations	—	907,031
Payments on secured financing agreements	(569,468)	(1,025,464)
Proceeds from secured financing agreements	447,786	1,147,466
Payments on asset-specific financing arrangements	(361,138)	—
Proceeds from asset-specific financing arrangements	10,094	564,232
Proceeds from mortgage loan payable	31,200	—
Payment of deferred financing costs	(1,902)	(16,908)
Dividends paid on common stock	(56,909)	(61,579)
Dividends paid on preferred stock	(9,444)	(9,444)
Net cash (used in) provided by financing activities	(991,407)	509,840
Net change in cash, cash equivalents, and restricted cash	48,030	(24,461)
Cash, cash equivalents and restricted cash at beginning of period	254,315	261,039
Cash, cash equivalents and restricted cash at end of period	$302,345	$236,578
Supplemental disclosure of cash flow information:
Interest paid	$203,615	$80,071
Taxes paid	$835	$784
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$237,521	$286,417
Dividends declared, not paid	$18,921	$18,711
Principal repayments of loans held for investment held by servicer/trustee, net	$5,000	$11,988
Conversion to real estate owned of loans held for investment - REO	$109,791	$—
Conversion to real estate owned of loans held for investment - Other assets	$9,954	$—
Conversion to real estate owned of loans held for investment - Other liabilities	$2,642	$—
Accrued deferred financing costs	$896	$393
Accrued capital expenditures related to real estate owned	$428	$—
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
The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in the entity that owns the real estate securing the Company's first mortgage loan. The Company regularly evaluates on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current availability of, and credit spreads for, refinancing and (v) other market data.
Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is LTV; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; (iv) the frequency and materiality of loan modifications or waivers occasioned by unfavorable variances between the underwritten business plan and actual performance; (v) changes in the capital markets that may impact the repayment of the loan via a refinancing or sale of the loan collateral; and (vi) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively:
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
The key inputs to the Company's estimation of its allowance for credit losses as of September 30, 2023 were impacted by dislocations in the capital markets, declining property values, increased interest rates, uncertain inflationary trends, a heightened risk of recession, distress in the banking sector, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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
Once the expected credit loss amount is determined, an allowance for credit losses is established. A loan will be written off through credit loss (expense) benefit, net in the consolidated statements of income and comprehensive income when it is deemed non-recoverable or upon a realization event. This is generally at the time the loan is settled, transferred or exchanged. Non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss is equal to the difference between the cash received, or expected to be received, and the carrying value of the asset. Factors considered by the Company in determining whether the expected credit loss is not recoverable include whether the Company determines that the loan is uncollectible, which means repayment is deemed to be delayed beyond a reasonable time, a loss becomes evident due to a borrower’s lack of assets and liquidity, or a borrower’s sponsor is unwilling or unable to support the loan.
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The Company uses a model-based approach used to measure the expected lifetime allowance for credit losses related to loans which are not individually-assessed. The model-based approach considers the underlying loan level cash flows and relevant historical market loan loss data. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 120,000 commercial real estate loans dating back to 1998, and an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors, incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

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
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss (expense) benefit in the consolidated statements of income and comprehensive income. Upon acquisition, the Company allocates the fair value of REO to assets and liabilities acquired, as applicable.
As of September 30, 2023, REO depreciable assets, are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	22 years
Building improvements	6 years
Lease intangibles	Over lease term
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. The Company capitalizes costs directly related to the pre-development, development or improvement of its REO, referred to as capital projects. Costs associated with the Company's capital projects are capitalized as incurred. Costs considered for capitalization include, but are not limited to, construction costs, interest (if applicable), real estate taxes, insurance and utilities, if appropriate. The Company capitalizes indirect costs such as personnel, office, and administrative expenses that are directly related to its development project based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed.
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. Any impairment loss and gains or losses on sale are included in the consolidated statements of income and comprehensive income. Revenue and expenses from REO operations are included in the consolidated statements of income and comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2023, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and distress in the banking sector, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has in the past occurred in certain of the Company’s CRE CLOs due to sharp declines in LIBOR or compounded SOFR since the issuance of a CRE CLO’s liabilities, loans contributed to the CRE CLOs with interest rate floors materially higher than the current applicable benchmark rates, and liabilities whose benchmark rates are unfloored. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC Topic 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. Currently, the Company has no taxable temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
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
Stock-based Compensation
Stock-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. The stock-based compensation awards to certain employees of affiliates of the Manager generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors prior to December 2021 fully vested on the grant date and accrued, and will continue to accrue, common stock dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Deferred stock units granted in December 2021 and subsequent periods will fully vest on the grant date and will continue to accrue and be paid cash common stock dividends on a quarterly basis. Stock-based compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2023 and December 31, 2022. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of September 30, 2023 and December 31, 2022, the Company held as part of its total cash balances $15.6 million and $22.4 million to comply with this covenant, respectively.

Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of September 30, 2023, $0.1 million of restricted cash was combined with cash and cash equivalents of $302.3 million in the consolidated statement of cash flows. As of December 31, 2022, $0.3 million of restricted cash was combined with cash and cash equivalents of $254.1 million in the consolidated statement of cash flows.
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
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of September 30, 2023. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock are described in Note 12.

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
The Company has successfully completed the transition of its loans held for investment and its liabilities from LIBOR to Term SOFR, an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. The Company elected to apply the temporary optional expedients and determined that the contractual modifications made in connection with the transition referred to in the immediately preceding sentence did not require contract remeasurement at the respective modification dates.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $23.2 million and $26.4 million as of September 30, 2023 and December 31, 2022, respectively.
During the nine months ended September 30, 2023, the Company originated three mortgage loans with a total commitment of $167.4 million, an initial unpaid principal balance of $148.4 million, and unfunded commitments at closing of $19.0 million. Additionally, the Company received nine full loan repayments of $641.6 million, and partial principal payments including accrued PIK interest payments and cost-recovery proceeds of $162.3 million across fourteen loans, for total loan repayments of $803.9 million during the nine months ended September 30, 2023. The Company also received proceeds of $221.8 million from the sale of three of its loans with an aggregate unpaid principal balance of $352.9 million, and converted to REO two loans with an unpaid principal balance of $132.1 million.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	September 30, 2023		December 31, 2022
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	59	59	70	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$4,223,672	$4,223,672	$5,429,146	$5,429,146
Unpaid principal balance(2)	$3,970,164	$3,970,164	$5,004,798	$5,004,798
Unfunded loan commitments(3)	$247,568	$247,568	$426,061	$426,061
Amortized cost	$3,952,102	$3,952,102	$4,978,674	$4,978,674
Weighted average credit spread	3.7%	3.7%	3.4%	3.4%
Weighted average all-in yield(4)	9.3%	9.3%	8.1%	8.1%
Weighted average term to extended maturity (in years)(5)	2.6	2.6	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of September 30, 2023 and December 31, 2022.
(2)Unpaid principal balance includes PIK interest of $1.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2023, all of the Company's loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2023, based on the unpaid principal balance of the Company’s total loan exposure, 11.2% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 88.8% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	September 30, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,970,164	$(18,062)	$3,952,102
Total	$3,970,164	$(18,062)	$3,952,102
Allowance for credit losses			(213,258)
Loans held for investment, net			$3,738,844

	December 31, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$5,004,798	$(26,124)	$4,978,674
Total	$5,004,798	$(26,124)	$4,978,674
Allowance for credit losses			(197,272)
Loans held for investment, net			$4,781,402
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

Carrying value
Balance as of January 1, 2023	$4,781,402
Additions during the period:
Loans originated and acquired	146,716
Additional fundings	105,904
Amortization of origination fees and discounts	9,738
Deductions during the period:
Collection of principal	(790,415)
Collection of accrued PIK interest	(542)
Collection of interest applied to reduce principal under the cost-recovery method	(12,976)
Realized loss on loan sales and REO conversions	(150,615)
Loan sales	(202,294)
Loan extinguishment upon conversion to REO	(132,088)
Increase of allowance for credit losses	(15,986)
Balance as of September 30, 2023	$3,738,844
During the three months ended September 30, 2023, the Company sold one mixed-use loan with an unpaid principal balance of $129.2 million for $95.0 million, resulting in a loss on sale of $35.0 million, including transaction costs of $0.8 million, and one office loan with an unpaid principal balance of $152.4 million for $79.0 million, resulting in a loss on sale of $74.4 million, including transaction costs of $0.9 million. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
During the three months ended June 30, 2023, the Company sold one office loan with an unpaid principal balance of $71.3 million for $47.8 million, resulting in a loss on sale of $24.1 million, including transaction costs of $0.6 million. During the three months ended September 30, 2023, the Company recorded additional transaction costs of $0.8 million, which increased the loss on sale to $24.9 million. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
As of September 30, 2023 and December 31, 2022, there was $6.2 million and $7.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, there was $11.9 million and $18.2 million, respectively, of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	September 30, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	79,552	—	99,000	—	178,552
3	147,873	1,063,481	1,281,037	100,022	457,372	86,026	3,135,811
4	—	—	79,685	—	40,415	137,612	257,712
5	—	118,388	—	—	261,639	—	380,027
Total senior loans	$147,873	$1,181,869	$1,440,274	$100,022	$858,426	$223,638	$3,952,102
Senior loans:
Current-period realized loss on loan sales and REO conversions	$—	$(7,348)	$—	$(24,923)	$(34,954)	$(83,390)	$(150,615)
Total current-period realized loss on loan sales and REO conversions	$—	$(7,348)	$—	$(24,923)	$(34,954)	$(83,390)	$(150,615)

	December 31, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	22,732	216,960	—	272,185	—	—	511,877
3	907,161	1,609,556	98,874	505,377	110,356	—	3,231,324
4	76,938	79,023	119,172	320,793	342,869	51,542	990,337
5	—	—	71,269	118,135	55,732	—	245,136
Total senior loans	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674
Senior loans:
Current-period realized loan loss	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Total current-period realized loan loss	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Loans acquired are presented in the preceding table in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	September 30, 2023	December 31, 2022
1	$—	$—
2	178,552	511,878
3	3,135,811	3,231,324
4	257,712	990,337
5	380,027	245,135
Total	$3,952,102	$4,978,674
Allowance for credit losses	(213,258)	(197,272)
Carrying value	$3,738,844	$4,781,402
Weighted average risk rating(1)	3.2	3.2
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.2 as of September 30, 2023, unchanged from December 31, 2022.
Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of September 30, 2023. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Three Months Ended September 30, 2023
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2023	$250,244	$—	$250,244
Allowance for (reversal of) credit losses, net	80,475	—	80,475
Realized loss on loan sales and REO conversions	(117,461)	—	(117,461)
Subtotal	213,258	—	213,258

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2023	28,041	—	28,041
Allowance for (reversal of) credit losses, net	(4,670)	—	(4,670)
Subtotal	23,371	—	23,371
Total allowance for credit losses	$236,629	$—	$236,629

	For the Three Months Ended September 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2022	$83,485	$671	$84,156
Allowance for (reversal of) credit losses, net	131,462	(671)	130,791
Realized loan loss	(4,400)	—	(4,400)
Subtotal	210,547	—	210,547

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2022	9,227	—	9,227
Allowance for credit losses, net	5,875	—	5,875
Subtotal	15,102	—	15,102
Total allowance for credit losses	$225,649	$—	$225,649

	For the Nine Months Ended September 30, 2023
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272	$—	$197,272
Allowance for credit losses, net	166,601	—	166,601
Realized loss on loan sales and REO conversions	(150,615)	—	(150,615)
Subtotal	213,258	—	213,258

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314	—	17,314
Allowance for credit losses, net	6,057	—	6,057
Subtotal	23,371	—	23,371
Total allowance for credit losses	$236,629	$—	$236,629

	For the Nine Months Ended September 30, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	173,754	(806)	172,948
Realized loan loss	(4,400)	—	(4,400)
Subtotal	210,547	—	210,547

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	10,892	—	10,892
Subtotal	15,102	—	15,102
Total allowance for credit losses	$225,649	$—	$225,649

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$59,360	$153,898	$213,258
Unfunded loan commitments	1,976	21,395	23,371
Total allowance for credit losses	$61,336	$175,293	$236,629
Total unpaid principal balance	$3,581,260	$388,904	$3,970,164

	December 31, 2022
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$119,190	$78,082	$197,272
Unfunded loan commitments	10,927	6,387	17,314
Total allowance for credit losses	$130,117	$84,469	$214,586
Total unpaid principal balance	$4,759,663	$245,135	$5,004,798
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended September 30, 2023, the Company recorded a decrease of $41.7 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (1) a decrease of $92.8 million resulting from loan sales and an REO conversion and (2) a decrease of $0.2 million resulting from full loan repayments, partially offset by (1) an increase of $31.5 million related to individually assessed loans as a result of continuing deterioration in office and local market fundamentals and (2) an increase of $19.9 million related to macroeconomic assumptions employed in determining the general CECL reserve and continued deterioration of the office sector.
During the nine months ended September 30, 2023, the Company recorded an increase of $22.0 million to its allowance for credit losses, increasing its CECL reserve to $236.6 million as of September 30, 2023. For the nine months ended September 30, 2023, the increase to the Company's allowance for credit losses was due primarily to (1) an increase of $79.1 million related to individually assessed loans resulting from local market fundamentals and deterioration in the office sector, (2) an increase of $72.3 million related to macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector, and (3) an increase of $0.8 million resulting from the Company's loan origination activity during 2023, partially offset by (1) a decrease of $126.0 million resulting from loan sales and REO conversions and (2) a decrease of $4.3 million resulting from full loan repayments.
As of September 30, 2023, five first mortgage loans satisfied the CECL framework's criteria for individual assessment. The total amortized cost of the individually assessed loans as of September 30, 2023 and December 31, 2022, was $380.0 million and $385.2 million, respectively. Accordingly, the Company utilized the estimated fair value of the loan collateral to estimate a total allowance for credit losses of $175.3 million as of September 30, 2023. The Company’s fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 9.0% – 14.0%, and terminal capitalization rates ranging between 7.8% – 9.5%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use broker-prepared estimates of fair values based on discounted cash flows and sales comparables to corroborate the estimated value of a loan's collateral. As of September 30, 2023, four of the five loans with an amortized cost of $318.1 million were on non-accrual status, of which four loans with an aggregate amortized cost of $318.1 million are on cost-recovery due to a significant risk of principal loss. During the three and nine months ended September 30, 2023, $4.6 million and $7.1 million of contractual interest payments were received and applied as a reduction to the loans' amortized cost under the cost-recovery method of accounting. The fifth loan, which had an amortized cost of $61.9 million, was not on non-accrual status because the borrower was not in default of the loan agreement and all amounts of interest due were collected by the Company.

During the three months ended September 30, 2022, the Company recorded an increase of $132.3 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was due to weakening credit indicators, inflationary expectations, reduced liquidity in the capital markets, increased capitalization rates for properties, especially office, an uncertain macroeconomic outlook, and new loan investments offset by eight loan repayments in-full and nine partial repayments. The uncertain macroeconomic outlook is caused by surging inflationary pressures, rising short term interest rates, continuing supply chain disruptions, widening credit spreads in the fixed income markets, a material decline in U.S. stock market indices, and unsettled geopolitical conditions. These factors, and slowing business plan execution for certain of our loans, contributed to the increase in the Company’s allowance for credit losses during the three months ended September 30, 2022.
During the nine months ended September 30, 2022, the Company recorded an increase of $179.4 million, increasing its allowance for credit losses to $225.6 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company's estimate of expected credit losses was impacted by loan originations and repayments of $1,461.9 million and $1,171.1 million, respectively, an increase to four from one in the number of loans bearing a risk rating of "5", and recessionary macroeconomic assumptions employed in determining the model-based general CECL reserve.
As of September 30, 2023, the Company had four first mortgage loans with an amortized cost of $318.1 million on non-accrual status. As of December 31, 2022, the Company had two first mortgage loans with an amortized cost of $190.4 million on non-accrual status. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when each loan was placed on non-accrual status. As of September 30, 2023 and December 31, 2022, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of September 30, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,833,714	$—	$—	$118,388	$118,388	$3,952,102
Total	$3,833,714	$—	$—	$118,388	$118,388	$3,952,102

		Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
Total	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the nine months ended September 30, 2023, none of the Company’s loan modifications resulted in significant modifications.
As of September 30, 2023, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.2 million related to one first mortgage loan. No accrued PIK interest was recorded and deferred during the nine months ended September 30, 2023.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

September 30, 2023
Balance as of January 1, 2023	$1,714
Repayments of accrued PIK interest	(542)
Balance as of March 31, 2023	$1,172
Accrued PIK interest	—
Repayments of accrued PIK interest	—
Write-off of accrued PIK interest	—
Balance as of June 30, 2023	$1,172
Accrued PIK interest	—
Repayments of accrued PIK interest	—
Write-off of accrued PIK interest	—
Balance as of September 30, 2023	$1,172

(4) Real Estate Owned
As of September 30, 2023, assets and liabilities related to REO consisted of two properties: an office property in Houston, TX and a multifamily property under development in Los Angeles, CA.
In 2022, the Company originated a $97.0 million senior loan secured by a multifamily property under development in Los Angeles, CA. As of June 30, 2023, the loan had a risk rating of "4" and was on non-accrual status, with an amortized cost and carrying value of $77.1 million and $71.1 million, respectively. On August 17, 2023, the Company acquired the property via foreclosure. Such acquisition was accounted for as an asset acquisition.
The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows (dollars in thousands):

Fair Value Allocation
Land and land improvements	$24,012
Construction in progress	47,091
Total	$71,103
The Company’s fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 7.3%, and a terminal capitalization rate of 5.0%. These inputs are based on the location, type and nature of the property, costs-to-complete, expected time required to lease and stabilize the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience, and judgment.
In 2018, the Company originated a $55.7 million senior loan secured by an office property in Houston, TX. As of March 31, 2023, the loan had a risk rating of "5", was on non-accrual status and accounted for under cost-recovery, with an amortized cost and carrying value of $55.0 million and $46.0 million, respectively. On April 28, 2023, the Company acquired the property via a deed-in-lieu of foreclosure. Such acquisition was accounted for as an asset acquisition.
The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows (dollars in thousands):

Fair Value Allocation
Building and building improvements	$31,096
Land and land improvements	7,592
In-place lease intangibles	9,378
Above-market lease intangibles	576
Below-market lease intangibles	(2,642)
Total	$46,000
The Company’s fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 9.5%, and a terminal capitalization rate of 8.5%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience, and judgment.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.

The following table presents the REO assets and liabilities (dollars in thousands):

September 30, 2023
Assets
Cash	$537
Real estate owned - Building and building improvements	31,096
Real estate owned - Land and land improvements	31,604
Real estate owned - Construction in progress	47,346
Real estate owned - Tenant improvements	2,510
Real estate owned	112,556
Accumulated depreciation	(596)
Real estate owned, net	111,960
In-place lease intangibles, net(1)	7,616
Above-market lease intangibles, net(1)	526
Other assets, net(1)	11,583
Total assets	$132,222
Liabilities
Mortgage loan payable, net(2)	$30,514
Below-market leases intangibles, net(3)	2,264
Other liabilities(3)	2,579
Total liabilities	$35,357
________________________________
(1)Included within Other assets within the Company's consolidated balance sheet. Other assets, net includes $11.2 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of September 30, 2023.
(2)During the three and nine months ended September 30, 2023, the Company incurred interest expense of $0.7 million and $0.8 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Rental income
Minimum lease payments	$1,761	$2,911
Variable lease payments	267	644
Total rental income	2,028	3,555
Other operating income	—	1
Revenue from real estate owned operations	2,028	3,556
Rental property operating expenses(1)	1,704	2,588
Depreciation and amortization(2)	1,394	2,358
Expenses from real estate owned operations	3,098	4,946
Net loss from REO	$(1,070)	$(1,390)
________________________________
(1)Excludes $0.7 million and $0.8 million of interest expense incurred during the three and nine months ended September 30, 2023, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $0.6 million, respectively, of depreciation expense.

Real estate related capital expenditures
Construction in progress was $47.3 million as of September 30, 2023.
For the nine months ended September 30, 2023, the Company's capital expenditures were $2.3 million, as shown on the Company's consolidated statements of cash flows. Substantially all of the Company's investing activity related to capital expenditures for its REO assets.
The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

September 30, 2023
Intangible assets:
In-place lease intangibles	$9,378
Above-market lease intangibles	576
Total intangible assets	9,954
Accumulated amortization:
In-place lease intangibles	(1,762)
Above-market lease intangibles	(50)
Total accumulated amortization	(1,812)
Intangible assets, net	$8,142

Intangible liabilities:
Below-market lease intangibles	$2,642
Total intangible liabilities	2,642
Accumulated amortization:
Below-market lease intangibles	(378)
Total accumulated amortization	(378)
Intangible liabilities, net	$2,264
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2023 (remaining)	$799	$30	$(227)
2024	2,448	120	(842)
2025	1,392	84	(338)
2026	798	69	(237)
2027	481	38	(187)
2028	431	33	(179)
The weighted-average amortization period for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles acquired during the nine months ended September 30, 2023, were 5.1 years, 7.2 years, and 4.6 years, respectively.

Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2023 (dollars in thousands):

Year	Future Minimum Rents
2023 (remaining)	$1,477
2024	4,187
2025	4,676
2026	3,833
2027	3,398
2028	3,156
Thereafter	15,209
Total	$35,936
The weighted average minimum term of the non-cancellable leases was approximately nine years as of September 30, 2023.
In December 2020, the Company acquired two largely undeveloped commercially-zoned land parcels on the Las Vegas Strip comprising 27 acres (the “Las Vegas land”) pursuant to a negotiated deed-in-lieu of foreclosure. The Company's cost basis in the Las Vegas land was $99.2 million, equal to the estimated fair value of the collateral at the date of acquisition, net of estimated selling costs.
During the three months ended December 31, 2021, the Company sold a 17 acre parcel of the Las Vegas land and retained the remaining 10 acre parcel of Las Vegas land at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, the Company sold the remaining 10 acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net, of $13.3 million on the consolidated statements of income and comprehensive income. The Las Vegas land parcels were sold for gains during the years ended December 31, 2022 and 2021. For the nine months ended September 30, 2022, operating revenues from Las Vegas land were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the nine months ended September 30, 2023, but did not utilize the reinvestment feature during the three months ended September 30, 2023. The Company utilized the reinvestment feature during the three and nine months ended September 30, 2022. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, the Company committed to contribute certain loan assets and completed the contribution process by mid-May 2023. The Company utilized the reinvestment feature during the nine months ended September 30, 2023, but did not utilize the reinvestment feature during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company utilized the reinvestment feature in TRTX 2021-FL4. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of September 30, 2023 and December 31, 2022 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$43,741	$28,011
Collateralized loan obligation proceeds held at trustee(1)	237,521	297,168
Accounts receivable from servicer/trustee(2)	4,481	156,633
Accrued interest receivable	479	5,584
Loans held for investment, net(3)	2,361,703	2,779,978
Total assets	$2,647,925	$3,267,374
Liabilities
Accrued interest payable	$6,096	$6,106
Accrued expenses	514	761
Collateralized loan obligations, net(4)	1,973,911	2,452,212
Payable to affiliates	3,180	8,175
Total liabilities	$1,983,701	$2,467,254
________________________________
(1)Includes $237.5 million of cash available to acquire eligible assets related to TRTX 2022-FL5 as of September 30, 2023. Includes $72.5 million and $224.7 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of December 31, 2022.
(2)Includes $1.8 million and $2.4 million of cash proceeds related to loan repayments related to TRTX 2021-FL4 and TRTX 2019-FL3, respectively, held by the Company's loan servicer as of September 30, 2023, which were remitted to the Company during the subsequent remittance cycle. Includes $155.2 million of cash proceeds related to loan repayments related to TRTX 2019-FL3 held by the Company's loan servicer as of December 31, 2022, which were remitted to the Company during the subsequent remittance cycle.
(3)Includes three loans held for investment with an unpaid principal balance of $3.6 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively.
(4)Net of $5.6 million and $9.0 million of unamortized deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	September 30, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	7	Term SOFR(4)	$379,418	$280,400	3.48%	1.7
Financing provided	1	Term SOFR(4)	188,407	188,407	2.30%	11.0
TRTX 2021-FL4
Collateral loan investments	18	Term SOFR(5)	1,096,605	1,017,468	3.53%	2.6
Financing provided	1	Term SOFR(5)	884,105	881,903	1.79%	14.4
TRTX 2022-FL5
Collateral loan investments	15	Term SOFR(6)	1,075,000	1,060,253	3.62%	3.1
Financing provided	1	Term SOFR(6)	907,031	903,601	2.02%	15.4
Total
Collateral loan investments(7)	40	Term SOFR	$2,551,023	$2,358,121	3.55%	2.6 years
Financing provided(8)	3	Term SOFR	$1,979,543	$1,973,911	1.94%	14.5 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other loans held for investment, net of $3.6 million held within the Sub-REIT.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company exercised its right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO. As of September 30, 2023, the TRTX 2019-FL3 mortgage assets are indexed to Term SOFR.
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
(6)The Company had the ability to convert the interest rate benchmark from Compounded SOFR to Term SOFR once 50% of the underlying mortgage loans were converted to Term SOFR. On September 12, 2023, the benchmark interest rate for borrowings under TRTX 2022-FL5 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL5 indenture. As of September 30, 2023, all of the TRTX 2022-FL5 mortgage assets are indexed to Term SOFR.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.6%, 27.6% and 27.1% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of September 30, 2023.
(8)During the three months ended September 30, 2023, the Company recognized interest expense of $38.3 million, which includes $1.2 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2023, the Company recognized interest expense of $115.1 million, which includes $3.6 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	September 30, 2023	December 31, 2022
Collateralized loan obligations(1)	$1,979,543	$2,461,170
Secured credit agreements	1,003,062	1,108,386
Asset-specific financing arrangements	214,330	565,376
Secured revolving credit facility	27,923	44,279
Mortgage loan payable	31,200	—
Total	$3,256,058	$4,179,211
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of September 30, 2023 and December 31, 2022, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. In connection with one of these borrowing arrangements, the lender is also permitted to issue margin calls to the Company in the event the lender determines capital markets events have caused credit spreads to change for similar borrowing obligations (“spread marks”). Furthermore, in connection with one of these borrowing arrangements, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2023
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/24	08/19/24	Term SOFR	2.4%	7.7%	$500,000	$181,825	$318,175	$427,078	$426,777
Wells Fargo	04/18/25	04/18/25	Term SOFR	1.9%	7.2%	500,000	94,129	405,871	528,093	526,083
Barclays	08/13/25	08/13/26	Term SOFR	2.0%	7.3%	500,000	367,374	132,626	180,154	179,775
Morgan Stanley(3)	05/04/24	05/04/24	Term SOFR	2.3%	7.6%	500,000	446,200	53,800	82,573	82,573
JP Morgan(4)	10/30/23	10/30/25	Term SOFR	1.7%	7.1%	400,000	343,275	56,725	80,314	80,314
Bank of America(5)	06/06/26	06/06/26	Term SOFR	1.8%	7.1%	200,000	164,135	35,865	49,849	49,849
Institutional Lender 1(6)	10/30/23	10/30/25	Term SOFR	—%	—%	249,546	249,546	—	—	—
Totals						$2,849,546	$1,846,484	$1,003,062	$1,348,061	$1,345,371
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks. Under the JP Morgan secured credit agreement, the Company is also subject to spread marks.
(2)On August 18, 2023, the Company executed an extension of the secured credit agreement's maturity to August 19, 2024.
(3)On March 17, 2023, the Company executed an extension of the secured credit agreement's maturity that is effective May 4, 2023 with a one year term maturing on May 4, 2024.
(4)On October 26, 2023, the Company executed an extension of the secured credit agreement's initial maturity to December 29, 2023.
(5)On March 20, 2023, the Company executed a short term extension of the secured credit agreement's maturity to May 30, 2023, and on May 25, 2023 executed a further short-term extension to June 6, 2023. On June 6, 2023, the secured credit agreement's initial and extended maturity was extended to June 6, 2026.
(6)Under this arrangement, the lender has the right to re-margin the secured credit agreement based solely on appraised loan-to-values. The Company opted not to exercise its option to extend this facility. Accordingly, this facility terminated by its terms on October 30, 2023.

	December 31, 2022
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/23	08/19/24	1 Month BR	2.2%	6.6%	$500,000	$114,662	$385,338	$595,576	$595,136
Wells Fargo(3)	04/18/25	04/18/25	1 Month BR	1.6%	6.0%	500,000	77,998	422,002	544,557	541,134
Barclays(4)	08/13/25	08/13/26	1 Month BR	1.6%	5.9%	500,000	403,074	96,926	129,049	128,489
Morgan Stanley(5)	05/04/23	05/04/23	1 Month BR	2.3%	6.7%	500,000	444,421	55,579	79,103	79,103
JP Morgan	10/30/23	10/30/25	1 Month BR	1.6%	6.0%	400,000	287,324	112,676	159,601	159,596
Bank of America(6)	03/31/23	03/31/23	1 Month BR	1.8%	6.1%	200,000	164,135	35,865	47,820	47,820
Institutional Lender 1(7)	10/30/23	10/30/25	1 Month BR	—%	—%	249,546	249,546	—	1,542	1,542
Totals						$2,849,546	$1,741,160	$1,108,386	$1,557,248	$1,552,820
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
Secured Credit Agreement Terms
As of September 30, 2023 and December 31, 2022, the Company had six secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2023 and December 31, 2022 consisted of 36 and 45 mortgage loans, or participation interests therein, respectively. Under five of the six secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the sixth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's five other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	September 30, 2023
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$427,078	$429,283	$318,816	$110,467	9.7%	324
Wells Fargo	500,000	528,093	531,009	406,914	124,095	10.9%	566
Barclays	500,000	180,154	180,469	133,071	47,398	4.2%	1048
Morgan Stanley Bank	500,000	82,573	83,343	54,035	29,308	2.6%	217
JP Morgan Chase Bank	649,546	80,314	83,388	57,417	25,971	2.3%	761
Bank of America	200,000	49,849	50,121	35,904	14,217	1.2%	980
Total / weighted average	$2,849,546	$1,348,061	$1,357,613	$1,006,157	$351,456		560
_______________________
(1)Loan amounts include interest receivable of $12.2 million and are net of premium, discount and origination fees of $2.7 million.
(2)Loan amounts include interest payable of $3.1 million and do not reflect unamortized deferred financing fees of $2.1 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of 5 lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended September 30, 2023 and 2022, the weighted average unused fee was 20 and 16 basis points, respectively. During the nine months ended September 30, 2023 and 2022, the weighted average unused fee was 20 and 19 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. For the quarters ending September 30, 2023 and December 31, 2023, the Company received an Interest Coverage ratio covenant waiver and in doing so, the facility's advance rate declined by five points for each advance rate described above. See additional information on the Interest Coverage ratio covenant waiver in Financial Covenant Compliance.
As of September 30, 2023, the Company pledged one loan investment with a collateral principal balance of $37.2 million and outstanding Term SOFR-based borrowings of $27.9 million. As of December 31, 2022, the Company pledged one loan investment with an aggregate collateral principal balance of $59.8 million and outstanding Term SOFR-based borrowings of $44.3 million.

Asset-Specific Financing Arrangements
As of September 30, 2023, the Company had one asset-specific financing arrangement with Axos Bank secured by a mortgage loan. The arrangement provides non-mark-to-market financing, a term of up to 2 years, and is 15% recourse to Holdco.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	September 30, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	1	$22,315	$22,315	$22,027	4.7%	0.7	1	$34,297	$34,125	0.7
BMO Facility	1	200,000	29,110	28,843	2.0%	3.9	1	36,525	36,235	3.9
Institutional Lender 2	1	141,526	141,526	141,526	3.5%	1.1	2	197,264	186,017	1.1
Customers Bank	1	23,250	21,379	21,001	2.5%	3.9	1	28,799	28,601	3.9
Total / weighted average		$387,091	$214,330	$213,397	3.3%	1.7 years		$296,885	$284,978	1.7 years
_______________________
(1)Net of $0.9 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
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

Mortgage Loan Payable
The Company, through a wholly-owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years and bears interest at a rate of 7.7%. As of September 30, 2023, the carrying value of the loan was $30.5 million.
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
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and distress in the banking sector, on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances. Effective September 30, 2023, the Company obtained from its lenders a waiver with respect to the Interest Coverage ratio covenant, reducing the minimum interest coverage ratio to 1.30 to 1.0 from 1.40 to 1.0 for the quarters ending September 30, 2023 and December 31, 2023. Absent any further waivers from the lenders, after December 31, 2023, the interest coverage ratio threshold will revert to 1.40 to 1.0 for the quarter ending March 31, 2024 and thereafter. The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022.
(7) Schedule of Maturities
As of September 30, 2023 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2023	$234,761	$89,990	$56,725	$—	$88,046	$—
2024	955,053	560,763	371,975	—	22,315	—
2025	1,018,184	451,764	538,497	27,923	—	—
2026	331,475	242,130	35,865	—	53,480	—
2027	76,426	25,937	—	—	50,489	—
Thereafter	640,159	608,959	—	—	—	31,200
Total	$3,256,058	$1,979,543	$1,003,062	$27,923	$214,330	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of September 30, 2023 and December 31, 2022, the Company had $229.2 million and $145.1 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	September 30, 2023
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,970,164	$3,738,844	$—	$—	$3,933,425
Financial liabilities
Collateralized loan obligations	1,979,543	1,973,911	—	—	1,937,693
Secured credit agreements	1,003,062	1,000,939	—	—	982,835
Asset-specific financing arrangements	214,330	213,397	—	—	213,691
Secured revolving credit facility	27,923	26,679	—	—	27,369
Mortgage loan payable	31,200	30,514	—	—	31,200

	December 31, 2022
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$5,004,798	$4,781,402	$—	$—	$4,922,290
Financial liabilities
Collateralized loan obligations	2,461,170	2,452,212	—	—	2,498,853
Secured credit agreements	1,108,386	1,105,151	—	—	1,128,847
Asset-specific financing arrangements	565,376	561,017	—	—	571,097
Secured revolving credit facility	44,279	42,137	—	—	42,137
As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s loans held for investment portfolio was $3.9 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2023 and December 31, 2022 was 3.71% and 3.44%, respectively. The weighted average years to maturity as of September 30, 2023 and December 31, 2022 was 2.6 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of September 30, 2023 and December 31, 2022, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and nine months ended September 30, 2023.

(9) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2020 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2023 and December 31, 2022, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2023 and 2022, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended September 30, 2023 and 2022, the Company recognized $0.0 million and $0.1 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.3 million, respectively, of federal, state, and local tax expense. As of September 30, 2023 and 2022, the Company’s effective tax rate was 0.4% and 0.6%, respectively.
As of September 30, 2023, the Company had no income tax assets and a $0.2 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. The Company has $174.3 million of capital losses that it can carry forward into future years as of September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Incurred
Management fees	$5,545	$5,906	$17,513	$17,471
Incentive management fee	—	—	—	5,183
Total management and incentive fees incurred	$5,545	$5,906	$17,513	$22,654

Paid
Management fees	$5,949	$5,856	$17,952	$17,174
Incentive management fee	—	5,183	—	5,183
Total management and incentive fees paid	$5,949	$11,039	$17,952	$22,357
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 are $5.5 million and $6.0 million, respectively. No incentive management fee was earned during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Manager earned $5.2 million of incentive management fees.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended September 30, 2023 and 2022, the Company reimbursed to the Manager $0.3 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the nine months ended September 30, 2023 and 2022, the Company reimbursed to the Manager $0.8 million and $0.8 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of September 30, 2023 and December 31, 2022, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.

(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2023 and 2022, $0.3 million and $0.2 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the nine months ended September 30, 2023 and 2022, $1.1 million and $0.6 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the three and nine months ended September 30, 2023, and 2022, the Warrants are excluded from the calculation of diluted earnings per common since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(61,213)	$(114,607)	$(123,011)	$(96,260)
Preferred stock dividends(1)	(3,148)	(3,148)	(9,444)	(9,444)
Participating securities' share in (loss) earnings	(275)	(159)	(1,082)	(582)
Net income attributable to common stockholders	$(64,636)	$(117,914)	$(133,537)	$(106,286)
Weighted average common shares outstanding, basic	77,730,715	77,403,487	77,520,736	77,259,382
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	—	—	—
Weighted average common shares outstanding, diluted	77,730,715	77,403,487	77,520,736	77,259,382
Earnings per common share, basic(2)	$(0.83)	$(1.52)	$(1.72)	$(1.38)
Earnings per common share, diluted(2)	$(0.83)	$(1.52)	$(1.72)	$(1.38)
_______________________
(1)Includes preferred stock dividends declared and paid for Series A preferred stock and Series C Preferred Stock shares outstanding for the three and nine months ended September 30, 2023 and 2022.
(2)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the nine months ended September 30, 2023 and 2022.

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

Warrants to Purchase Common Stock
The Warrants had an initial exercise price of $7.50 per share. The exercise price of the Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to customary adjustments. During the nine months ended September 30, 2023, pursuant to the warrant agreement between the Company and the Purchaser and due to the Company's declaration of non-qualifying dividends, the exercise price of the Warrants was reduced twice and is now $7.02 per share. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of September 30, 2023.
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
On September 11, 2023, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.9 million in the aggregate, for the third quarter of 2023. The common stock dividend was paid on October 25, 2023 to the holders of record of the Company’s common stock as of September 28, 2023.
On September 8, 2023, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2023. The Series C Preferred Stock dividend was paid on September 29, 2023 to the preferred stockholders of record as of September 19, 2023.
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
For the nine months ended September 30, 2023 and 2022, common stock dividends in the amount of $56.9 million and $56.1 million, respectively, were declared and approved.
For the nine months ended September 30, 2023 and 2022, Series C Preferred Stock dividends in the amount of $9.4 million and $9.4 million, respectively, were declared and approved.
As of September 30, 2023 and December 31, 2022, common stock dividends of $18.9 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of September 30, 2023, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted-average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2022	1,683,440	$9.44
Granted	—	—
Vested	(527,831)	10.55
Forfeited	(6,545)	7.64
Balance as of September 30, 2023	1,149,064	$8.94
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
During the three and nine months ended September 30, 2023, the Company accrued 4,208 and 11,610 shares of common stock, respectively, for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2023, June 28, 2023, and September 28, 2023.
As of September 30, 2023, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $9.2 million. These compensation costs are expected to be recognized over a weighted average period of 1.2 years from September 30, 2023. For the three months ended September 30, 2023 and 2022, the Company recognized $1.2 million and $0.9 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2023 and 2022, the Company recognized $4.8 million and $3.5 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Impact of Global Macroeconomic Conditions
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, political unrest and economic uncertainty due to terrorism or war, stress to the commercial banking systems of the U.S. and Western Europe, and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on the Company's business, the U.S. and global economies, the real estate industry and the Company's borrowers, and the performance of the properties securing the Company's loans. As of September 30, 2023, no contingencies have been recorded on the Company's consolidated balance sheet as a result of such trends and conditions; however, if market conditions worsen or extend, it may have long-term impacts on the Company's financial condition, results of operations, and cash flows.
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2023 and December 31, 2022 was $247.6 million and $426.1 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $23.4 million and $17.3 million as of September 30, 2023 and December 31, 2022 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	September 30, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,948,742	$56,919	46.1%	$1,891,039	47.5%
Office	1,042,747	85,629	24.7	950,790	24.0
Hotel	463,643	18,110	11.0	446,705	11.3
Life Science	404,600	54,308	9.6	350,292	8.8
Mixed-Use	137,340	6,256	3.3	131,084	3.3
Industrial	107,000	8,043	2.5	98,957	2.5
Self Storage	69,000	2,000	1.6	67,000	1.7
Other	50,600	16,303	1.2	34,297	0.9
Total	$4,223,672	$247,568	100.0%	$3,970,164	100.0%

	December 31, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,491,441	$110,769	46.0%	$2,380,672	47.5%
Office	1,553,378	155,986	28.5	1,397,392	28.0
Hotel	483,743	11,666	8.9	473,790	9.5
Life Science	404,600	93,092	7.5	311,508	6.2
Mixed-Use	283,340	15,061	5.2	268,279	5.4
Industrial	93,044	5,987	1.7	87,057	1.7
Self Storage	69,000	11,900	1.3	57,100	1.1
Other	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,535,653	$116,251	36.4%	$1,414,792	35.6%
East	1,257,101	35,109	29.8	1,220,662	30.8
South	1,061,968	80,657	25.1	981,311	24.7
Midwest	229,950	9,509	5.4	220,441	5.6
Various	139,000	6,042	3.3	132,958	3.3
Total	$4,223,672	$247,568	100.0%	$3,970,164	100.0%

	December 31, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,844,087	$73,104	33.9%	$1,772,155	35.4%
West	1,629,727	179,104	30.0	1,450,623	29.0
South	1,496,382	138,836	27.6	1,358,087	27.1
Midwest	319,950	17,130	5.9	302,820	6.1
Various	139,000	17,887	2.6	121,113	2.4
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,823,946	$38,093	43.2%	$1,785,070	44.9%
Moderate Transitional	1,276,284	138,918	30.2	1,134,711	28.6
Light Transitional	1,072,842	54,254	25.4	1,016,086	25.6
Construction	50,600	16,303	1.2	34,297	0.9
Total	$4,223,672	$247,568	100.0%	$3,970,164	100.0%

	December 31, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,249,442	$52,588	41.4%	$2,197,397	43.9%
Light Transitional	1,604,820	125,959	29.6	1,478,860	29.5
Moderate Transitional	1,524,284	225,914	28.1	1,299,541	26.0
Construction	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

(16) Subsequent Events
The following events occurred subsequent to September 30, 2023:
•The Company sold on October 24, 2023 a defaulted first mortgage loan relating to an 315,903 square foot office property in Arlington, VA. As of September 30, 2023, the unpaid principal balance of the loan was $86.7 million and the loan carried a "5" risk rating.

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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, rising interest rates, which may be followed up by a period of sustained high interest rates, inflation, stress to the commercial banking systems of the U.S. and Western Europe, geopolitical tensions, concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, stress to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declining commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and increase our liquidity during the first three quarters of 2023. From January 1, 2023 through September 30, 2023, we originated three first mortgage transitional loans, with total commitments of $167.4 million, an initial unpaid principal balance of $148.4 million, and unfunded commitments at closing of $19.0 million.
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

Third Quarter 2023 Activity
Operating Results:
•Recognized Net (loss) income attributable to common stockholders of ($64.6) million, compared to ($72.7) million for the three months ended June 30, 2023, an increase of $8.1 million.
•Produced Net interest income of $19.5 million, resulting from interest income of $90.0 million and interest expense of $70.5 million. Net interest income decreased $6.6 million compared to the three months ended June 30, 2023.
•Generated Distributable Earnings (Loss) of ($103.7) million, a decrease of $89.7 million compared to the three months ended June 30, 2023.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $41.7 million, for a total allowance for credit losses of $236.6 million, or 560 basis points of total loan commitments of $4.2 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended September 30, 2023.
Investment Portfolio Activity:
•Originated one first mortgage loan with a total loan commitment of $43.6 million, an initial unpaid principal balance of $37.2 million, unfunded loan commitment of $6.4 million, an interest rate of Term SOFR plus 4.55%, and an interest rate floor of 3.25%.
•Funded $21.4 million in future funding obligations associated with existing loans.
•Received two full loan repayments of $261.3 million, and partial principal payments of $25.9 million related to four loans, and cost-recovery proceeds of $9.8 million across five loans for total loan repayments of $297.0 million.
•Sold an office loan with an unpaid principal balance of $152.4 million for $79.0 million, resulting in a loss on sale of $74.4 million, including transaction costs of $0.9 million.
•Sold a mixed-use loan with an unpaid principal balance of $129.2 million for $95.0 million, resulting in a loss on sale of $35.0 million, including transaction costs of $0.8 million.
•Acquired through foreclosure a multifamily property with a carrying value at September 30, 2023 of $71.3 million and a fair value at foreclosure of $71.1 million.
Investment Portfolio Financing Activity:
•Extended by one year the maturity of the Goldman Sachs secured credit agreement to August 19, 2024.
Liquidity:
Available liquidity as of September 30, 2023 of $570.6 million was comprised of:
•$302.3 million of cash-on-hand, of which $286.7 million was available for investment, net of $15.6 million held to satisfy liquidity covenants under our secured financing agreements.
•$237.5 million of cash in our CRE CLOs available for investment in eligible collateral.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $30.5 million under secured credit agreements with six lenders, and $0.3 million under asset-specific financing arrangements.
We have financed our loan investments as of September 30, 2023 utilizing three CRE CLOs totaling $2.0 billion, one of which is open for reinvestment of eligible loan collateral at quarter end, $1.0 billion under secured credit agreements with total commitments of $2.8 billion provided by six lenders, $214.3 million under asset-specific financing arrangements, and $27.9 million under our $290.0 million secured revolving credit facility. As of September 30, 2023, 61.4% of our borrowings were pursuant to our CRE CLO vehicles, 32.0% were pursuant to our secured credit agreements and secured revolving credit facility and 6.6% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 68.9% of total loan portfolio borrowings as of September 30, 2023.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions generally limited to collateral-specific events (i.e., "credit" marks) and, in only one instance, to capital markets-driven events (i.e., "spread" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of September 30, 2023, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 2.05% (2.05% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 1.5 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended September 30, 2023, we recorded net (loss) attributable to common stockholders of ($0.83) per diluted common share, an increase of $0.11 per diluted common share from the three months ended June 30, 2023, of which $0.18 per diluted common share relates primarily to a decrease in our credit loss expense during the third quarter of 2023, which totaled $75.8 million as compared to $89.1 million during the second quarter of 2023.
Distributable Earnings (loss) per diluted common share was ($1.33) for three months ended September 30, 2023, a decrease of $1.15 per diluted common share from the three months ended June 30, 2023. The decrease in Distributable Earnings per diluted common share was primarily due to an increase in realized losses on loan sales and REO conversion of $1.08 per diluted common share during the third quarter of 2023 and a decrease in net interest income of $0.08 per diluted common share during the third quarter of 2023, partially offset by an increase in other income, net of expenses of $0.01 per diluted common share.
For the three months ended September 30, 2023, we declared a cash dividend of $0.24 per common share which was paid on October 25, 2023.
Our book value per common share as of September 30, 2023 was $12.04, a decrease of $2.44 per common share from our book value per common share as of December 31, 2022 of $14.48, primarily due to an increase in credit loss expense during the nine months ended September 30, 2023 of $172.7 million, or $2.22 per common share.
The following table sets forth the calculation of basic and diluted net (loss) income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2023	June 30, 2023
Net (loss)	$(61,213)	$(69,173)
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(275)	(403)
Net (loss) attributable to common stockholders - see Note 11	$(64,636)	$(72,724)
Weighted average common shares outstanding, basic	77,730,715	77,417,566
Incremental shares of common stock issued from the assumed exercise of warrants	—	—
Weighted average common shares outstanding, diluted - see Note 11	77,730,715	77,417,566
(Loss) earnings per common share, basic(2)	$(0.83)	$(0.94)
(Loss) earnings per common share, diluted(2)	$(0.83)	$(0.94)
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months ended September 30, 2023 and June 30, 2023.
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
The following table provides a reconciliation of GAAP net (loss) income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2023	June 30, 2023
Net (loss) income attributable to common stockholders - see Note 11	$(64,636)	$(72,724)
Non-cash stock compensation expense	1,153	1,813
Depreciation and amortization	1,394	964
Credit loss expense, net	75,805	89,069
Distributable earnings before realized losses from loan sales and other loan resolutions	$13,716	$19,122
Realized loss on loan sales and REO conversions	(117,461)	(33,154)
Distributable (loss) earnings	$(103,745)	$(14,032)
Weighted average common shares outstanding, basic	77,730,715	77,417,566
Incremental shares of common stock issued from the assumed exercise of warrants	—	—
Weighted average common shares outstanding, diluted - see Note 11	77,730,715	77,417,566
Distributable earnings per common share, basic	$(1.33)	$(0.18)
Distributable earnings per common share, diluted	$(1.33)	$(0.18)

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	September 30, 2023	December 31, 2022
Total stockholders’ equity	$1,137,455	$1,321,996
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A preferred stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$936,080	$1,120,621
Number of common shares outstanding at period end	77,734,786	77,410,282
Book value per common share	$12.04	$14.48

Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, mezzanine loans. As of September 30, 2023, our loans held for investment portfolio consisted of 59 first mortgage loans (or interests therein) totaling $4.2 billion of commitments with an unpaid principal balance of $4.0 billion. As of September 30, 2023, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans or, in one instance, a first mortgage loan and contiguous mezzanine loan both owned by us. As of September 30, 2023, we had $247.6 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of September 30, 2023, we owned one multifamily property and one office property with an aggregate carrying value of $117.8 million acquired through a foreclosure and a deed-in-lieu of foreclosure, respectively.
Loan Portfolio
During the three months ended September 30, 2023, we funded $21.4 million of deferred future fundings related to previously originated loans. We received proceeds from two loan repayments in-full of $261.3 million, and principal amortization of $25.9 million across four loans, for total loan repayments of $287.2 million during the period. We received cost-recovery proceeds from five non-accrual loans of $9.8 million. Additionally, we sold two mortgage loans with an unpaid principal balance of $281.6 million for $174.0 million, resulting in a loss on sale of $109.3 million, including transaction costs of $1.7 million.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	September 30, 2023	June 30, 2023
Loan originations and acquisitions — initial funding	$37,230	$—
Other loan fundings(1)	21,360	33,020
Loan repayments	(287,170)	(277,835)
Accrued PIK interest repayments	—	—
Cash interest received and applied under cost recovery method to reduce loan principal	(9,807)	(1,287)
Realized loss on loan sales and REO conversions	(117,461)	(33,154)
Loan extinguishment upon conversion to REO(2)	(77,059)	(55,029)
Loan sales	(164,179)	(38,115)
Total loan activity, net	$(597,086)	$(372,400)
_______________________________
(1)Additional fundings made under existing loan commitments.
(2)Extinguishment of a first mortgage loan with an unpaid principal balance of $77.1 million and $55.0 million, respectively, pursuant to loan conversions to REO in August 2023 and April 2023, respectively, as a result of our acquisition of the underlying properties pursuant to foreclosure and a deed-in-lieu of foreclosure, respectively.
For the three months ended September 30, 2023, we generated interest income of $90.0 million and incurred interest expense of $70.5 million, which resulted in net interest income of $19.5 million.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2023 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	59	59
Floating rate loans	100.0%	100.0%
Total loan commitments	$4,223,672	$4,223,672
Unpaid principal balance(2)	$3,970,164	$3,970,164
Unfunded loan commitments(3)	$247,568	$247,568
Amortized cost	$3,952,102	$3,952,102
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.6	2.6
Weighted average LTV(6)	67.2%	67.2%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of September 30, 2023.
(2)Unpaid principal balance includes PIK interest of $1.2 million as of September 30, 2023.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2023, all of our loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2023, based on the unpaid principal balance of our total loan exposure, 11.2% of our loans were subject to yield maintenance or other prepayment restrictions and 88.8% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of September 30, 2023, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of September 30, 2023 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$2,280,367	$2,151,077	0.17%
0.51% to 1.00%	472,535	465,618	0.92
1.01% to 1.50%	351,500	333,968	1.46
1.51% to 2.00%	271,400	244,035	1.88
2.01% or greater	847,870	775,466	3.21
Total	$4,223,672	$3,970,164	1.06%
_________________________________
(1)Excludes capitalized interest of $1.2 million relating to previously modified loans.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
In August 2023, we acquired a multifamily property under development in Los Angeles, CA pursuant to a foreclosure. The property previously served as collateral for a first mortgage loan receivable held for investment, which had a risk rating of "4", was on non-accrual status and had an amortized cost and carrying value of $77.1 million and $71.1 million, respectively, as of June 30, 2023. During the third quarter of 2023, we recognized the property as REO with a carrying value of $71.1 million, which included the estimated fair value of the property and capitalized transaction costs. As of September 30, 2023, the REO is reflected on our consolidated balance sheets with a carrying value of $71.3 million.
In April 2023, we acquired an office property in Houston, TX pursuant to a negotiated deed-in-lieu of foreclosure. The property previously served as collateral for a first mortgage loan receivable held for investment, which had a risk rating of "5", was on non-accrual status, was accounted for under cost-recovery and had an amortized cost and carrying value of $55.0 million and $46.0 million, respectively, as of March 31, 2023. During the second quarter of 2023, we recognized the property as REO with a carrying value of $46.0 million, which included the estimated fair value of the property and capitalized transaction costs. As of September 30, 2023, the REO is reflected on our consolidated balance sheets with a carrying value of $46.5 million. During June 2023, we obtained from a third party a $31.2 million first mortgage loan secured by the office property.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	September 30, 2023		December 31, 2022
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	4	178,552	8	511,878
3	46	3,135,811	46	3,231,324
4	4	257,712	12	990,337
5	5	380,027	4	245,135
Totals	59	$3,952,102	70	$4,978,674

The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	September 30, 2023			December 31, 2022
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	29	$1,878,780	3.1	35	$2,365,481	3.0
Office	12	949,876	3.6	17	1,396,005	3.6
Hotel	8	443,241	2.9	7	466,311	2.7
Life Science	4	349,656	3.0	4	310,577	3.0
Mixed-Use	2	131,000	3.5	3	268,107	3.7
Industrial	2	98,635	3.0	2	86,746	2.7
Self Storage	1	66,789	3.0	1	56,804	3.0
Other	1	34,125	3.0	1	28,643	3.0
Totals	59	$3,952,102	3.2	70	$4,978,674	3.2
The weighted average risk rating of our loan portfolio was 3.2 as of September 30, 2023, unchanged from December 31, 2022.
During the three months ended September 30, 2023, as part of our quarterly risk rating process, we assigned an initial risk rating of "3" to a newly-originated loan secured by two hotel properties. We downgraded one multifamily loan from risk category "4" to "5" due to deteriorating operating results, and one office loan from risk category "4" to "5" due to weak operating results due to tenant departures. We received repayment in full of two loans with a total unpaid principal balance of $261.3 million and a weighted average risk rating of 2.0 as of June 30, 2023. The two loan repayments were included within our hotel and multifamily property categories. We converted to REO one multifamily loan with a risk rating of "4". We sold a mixed-use loan and an office loan with an aggregate unpaid principal balance of $281.6 million, both with risk ratings of "5" as of June 30, 2023.
During the three months ended June 30, 2023, as part of our quarterly risk rating process, we downgraded three loans from risk category "4" to "5". We downgraded two office loans and one mixed-use loan from risk category "4" to "5" due to the continued deterioration of the office sector and property specific operating trends. During the three months ended June 30, 2023, we received repayment in full of four loans with a total unpaid principal balance of $236.0 million and a weighted average risk rating of 2.8 as of March 31, 2023. The four loan repayments were included within our office and multifamily property categories. Additionally, during the three months ended June 30, 2023, we sold one office loan with an unpaid principal balance of $71.3 million with a risk rating of "5" as of March 31, 2023.
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

Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and nine months ended September 30, 2023, we recorded a decrease and an increase of $41.7 million and $22.0 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $236.6 million at quarter-end. The increase in our allowance for credit losses reflects ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the possibility of an economic recession, limited liquidity in the capital markets, distress in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2023
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$59,360	$3,581,260	$1,976	$208,236	$3,788,324	162	bps
Specific reserve	153,898	388,904	21,395	39,332	435,348	4,027	bps
Total	$213,258	$3,970,164	$23,371	$247,568	$4,223,672	560	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	September 30, 2023	December 31, 2022
Collateralized loan obligations	$1,979,543	$2,461,170
Secured credit agreements	1,003,062	1,108,386
Secured revolving credit facility	27,923	44,279
Asset-specific financing arrangements	214,330	565,376
Mortgage loan payable	31,200	—
Total	$3,256,058	$4,179,211
As of September 30, 2023, non-mark-to-market financing sources accounted for 68.9% of our total loan portfolio borrowings. The remaining 31.1% of our loan portfolio borrowings, comprised primarily of our six secured credit agreements, are subject to credit marks, and in only one instance to credit and spread marks. As of September 30, 2023, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			September 30, 2023			December 31, 2022
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$318,175	$318,175	$—	$385,338	$385,338
Wells Fargo	Credit	25.0%	—	405,871	405,871	—	422,002	422,002
Barclays	Credit	25.0%	—	132,626	132,626	—	96,926	96,926
Morgan Stanley	Credit	25.0%	—	53,800	53,800	—	55,579	55,579
JP Morgan	Credit and Spread	25.0%	—	56,725	56,725	—	112,676	112,676
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
Institutional Lender 1	Credit	25.0%	—	—	—	—	—	—
			—	1,003,062	1,003,062	—	1,108,386	1,108,386
Secured revolving credit facility
Syndicate lenders	None	100.0%	27,923	—	27,923	44,279	—	44,279

Asset-specific financing
Axos Bank	None	15.0%	22,315	—	22,315	105,152	—	105,152
BMO Facility	None	25.0%	29,110	—	29,110	47,545	—	47,545
Institutional Lender 2	None	n.a	141,526	—	141,526	392,070	—	392,070
Customers Bank	None	n.a	21,379	—	21,379	20,609	—	20,609
			214,330	—	214,330	565,376	—	565,376
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	188,407	—	188,407	516,639	—	516,639
TRTX 2021-FL4	None	n.a	884,105	—	884,105	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	907,031	—	907,031
			1,979,543	—	1,979,543	2,461,170	—	2,461,170

Total indebtedness			$2,221,796	$1,003,062	$3,224,858	$3,070,825	$1,108,386	$4,179,211
Percentage of total indebtedness			68.9%	31.1%	100.0%	73.5%	26.5%	100.0%

Secured Credit Agreements
As of September 30, 2023, aggregate borrowings outstanding under our secured credit agreements totaled $1.0 billion. As of September 30, 2023, the overall weighted average interest rate was the benchmark interest rate plus 2.05% per annum and the overall weighted average advance rate was 76.8%. As of September 30, 2023, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 1.5 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of September 30, 2023 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$427,078	75.4%	$323,460	$318,175	$5,285	$176,540	2.38%	08/19/24
Wells Fargo	500,000	528,093	79.1	417,281	405,871	11,410	82,719	1.86	04/18/25
Barclays	500,000	180,154	75.3	133,740	132,626	1,114	366,260	1.97	08/13/26
Morgan Stanley	500,000	82,573	73.7	60,809	53,800	7,009	439,191	2.32	05/04/24
JP Morgan	400,000	80,314	76.4	60,922	56,725	4,197	339,078	1.74	10/30/25
Bank of America	200,000	49,849	75.0	37,386	35,865	1,521	162,614	1.75	06/06/26
Institutional Lender 1	249,546	—	—	—	—	—	249,546	—	10/30/25
Totals / weighted average	$2,849,546	$1,348,061	76.8%	$1,033,598	$1,003,062	$30,536	$1,815,948	2.05%
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
(4)Each secured credit agreement interest rate is subject to Term SOFR as its benchmark interest rate. The credit spread for each arrangement is added to Term SOFR to calculate the interest rate charged for each borrowing.
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
As of September 30, 2023, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 23.2% compared to 21.9% as of December 31, 2022.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of 3 years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2023, the weighted average unused fee was 20 and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of September 30, 2023, we pledged one loan investment with a collateral principal balance of $37.2 million and had outstanding Term SOFR-based borrowings of $27.9 million.
Asset-Specific Financing Arrangements
As of September 30, 2023, we had four separate asset-specific financing arrangements with four third-party lenders. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On September 1, 2022, we closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement provides non-mark-to-market matched term, non-recourse financing. On July 5, 2022, we closed one asset-specific financing arrangement with Axos Bank secured by one mortgage loan. The arrangement provides non-mark-to-market financing, a term of up to 2 years, and is 15% recourse to Holdco. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	September 30, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
Axos Bank	1	$22,315	$22,315	$22,027	4.7%	0.7	1	$34,297	$34,125	0.7
BMO Facility	1	200,000	29,110	28,843	2.0%	3.9	1	36,525	36,235	3.9
Institutional Lender 2	1	141,526	141,526	141,526	3.5%	1.1	2	197,264	186,017	1.1
Customers Bank	1	23,250	21,379	21,001	2.5%	3.9	1	28,799	28,601	3.9
Total / weighted average		$387,091	$214,330	$213,397	3.3%	1.7 years		$296,885	$284,978	1.7 years
_______________________
(1)Net of $0.9 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Term under Axos Bank is based on the extended maturity date for the specific arrangement. Borrowings under the BMO Facility, the Institutional Lender 2 arrangement and Customers Bank are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of September 30, 2023, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $2.0 billion, financing $2.6 billion, or 64.3%, of our loans held for investment portfolio, and holding $237.5 million of cash for investment in eligible loan collateral. As of September 30, 2023, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 61.4% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR or Compounded SOFR plus 1.94%, have a weighted average advance rate of 79.4%, and include a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	September 30, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	7	Term SOFR(4)	$379,418	$280,400	3.48%	1.7
Financing provided	1	Term SOFR(4)	188,407	188,407	2.30%	11.0
TRTX 2021-FL4
Collateral loan investments	18	Term SOFR(5)	1,096,605	1,017,468	3.53%	2.6
Financing provided	1	Term SOFR(5)	884,105	881,903	1.79%	14.4
TRTX 2022-FL5
Collateral loan investments	15	Term SOFR(6)	1,075,000	1,060,253	3.62%	3.1
Financing provided	1	Term SOFR(6)	907,031	903,601	2.02%	15.4
Total
Collateral loan investments(7)	40	Term SOFR	$2,551,023	$2,358,121	3.55%	2.6 years
Financing provided(8)	3	Term SOFR	$1,979,543	$1,973,911	1.94%	14.5 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $3.6 million held within the Sub-REIT structure.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of related loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. We exercised our right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO. As of September 30, 2023, the TRTX 2019-FL3 mortgage assets are indexed to Term SOFR.
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
(6)We had the ability to convert the interest rate benchmark from Compounded SOFR to Term SOFR once 50% of the underlying mortgage loans were converted to Term SOFR. On September 12, 2023, the benchmark interest rate for borrowings under TRTX 2022-FL5 was converted from Compounded SOFR to Term SOFR. As of September 30, 2023, all of the TRTX 2022-FL5 mortgage assets are indexed to Term SOFR.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.6%, 27.6% and 27.1% of the aggregate unpaid principal balance of our loans held for investment portfolio as of September 30, 2023.
(8)During the three months ended September 30, 2023, we recognized interest expense of $38.3 million, which includes $1.2 million of deferred financing cost amortization. During the nine months ended September 30, 2023, we recognized interest expense of $115.1 million, which includes $3.6 million of deferred financing cost amortization.

During the nine months ended September 30, 2023, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 sixteen times, recycling repayment of loan principal received of $384.4 million. During the nine months ended September 30, 2023, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 two times, recycling $31.8 million of principal repayments received. We did not use the reinvestment feature related to TRTX 2021-FL4 or TRTX 2022-FL5 during the three months ended September 30, 2023. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, we committed to contribute certain assets and completed the contribution process by mid-May 2023.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly-owned, special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five year term and bears interest at a rate of 7.7%. As of September 30, 2023, the carrying value of the loan was $30.5 million.
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
As of September 30, 2023, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-Q.
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances. Effective September 30, 2023, we obtained from our lenders a waiver with respect to the Interest Coverage ratio covenant, reducing the minimum interest coverage ratio to 1.30 to 1.0 from 1.40 to 1.0 for the quarters ending September 30, 2023 and December 31, 2023. Absent any further waivers from the lenders, after December 31, 2023, the interest coverage ratio threshold will revert to 1.40 to 1.0 for the quarter ending March 31, 2024 and thereafter. We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of September 30, 2023, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.7 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 1.8% of our liabilities. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of September 30, 2023 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,970,164
Floating rate mortgage loan liabilities(1)(2)	(3,224,858)
Total floating rate mortgage loan exposure, net	$745,306
__________________________________
(1)As of September 30, 2023, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	September 30, 2023			June 30, 2023
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,346,596	$90,046	8.3%	$4,771,543	$96,716	8.1%
Core interest-earning assets	$4,346,596	$90,046	8.3%	$4,771,543	$96,716	8.1%

Interest-bearing liabilities:
Collateralized loan obligations	2,040,340	38,334	7.5%	$2,220,804	$39,241	7.1%
Secured credit agreements	1,062,256	20,670	7.8%	1,018,473	16,755	6.6%
Secured revolving credit facility	19,728	765	15.5%	111,094	2,246	8.1%
Asset-specific financing arrangements	405,039	10,037	9.9%	528,916	12,268	9.3%
Mortgage loan payable	31,200	691	7.7%	31,200	60	7.7%
Total interest-bearing liabilities	$3,558,563	$70,497	7.9%	$3,910,487	$70,570	7.3%
Net interest income(3)		$19,549			$26,146

Other Interest-earning assets:
Cash equivalents	$302,540	$2,309	3.1%	$235,899	$1,274	2.2%
Accounts receivable from servicer/trustee	252,653	2,625	4.2%	337,933	3,558	4.2%
Total interest-earning assets	$4,901,789	$94,980	7.8%	$5,345,375	$101,548	7.6%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2023. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,697,917	$278,488	7.9%	$4,951,235	$199,132	5.4%
Retained mezzanine loans	—	—	—%	34,987	3,403	15.6%
Core interest-earning assets	$4,697,917	$278,488	7.9%	$4,986,222	$202,535	5.4%

Interest-bearing liabilities:
Collateralized loan obligations	2,192,338	115,143	7.0%	$2,660,559	$58,832	2.9%
Secured credit agreements	1,056,303	56,051	7.1%	1,135,636	28,246	3.3%
Secured revolving credit facility	68,722	4,340	8.4%	97,029	3,094	4.3%
Asset-specific financing arrangements	493,174	34,772	9.4%	113,501	5,409	6.4%
Mortgage loan payable	31,200	751	7.7%	—	—	—%
Total interest-bearing liabilities	$3,841,737	$211,057	7.4%	$4,006,725	$95,581	3.2%
Net interest income(3)		$67,431			$106,954

Other Interest-earning assets:
Cash equivalents	$246,336	$4,871	2.6%	$325,106	$1,134	0.5%
Accounts receivable from servicer/trustee	316,750	8,308	3.5%	172,093	485	0.4%
Total interest-earning assets	$5,261,003	$291,667	7.4%	$5,483,421	$204,154	5.0%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2023. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended September 30, 2023 and June 30, 2023
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023[2]	Variance
Interest income and interest expense
Interest income	$90,046	$96,716	$(6,670)
Interest expense	(70,497)	(70,570)	73
Net interest income	19,549	26,146	(6,597)
Other revenue
Other income, net	5,439	4,960	479
Revenue from real estate owned operations	2,028	1,528	500
Total other revenue	7,467	6,488	979
Other expenses
Professional fees	1,257	1,572	(315)
General and administrative	718	1,261	(543)
Stock compensation expense	1,153	1,813	(660)
Servicing and asset management fees	648	290	358
Management fee	5,545	5,949	(404)
Expenses from real estate owned operations	3,098	1,848	1,250
Total other expenses	12,419	12,733	(314)
Credit loss expense, net	(75,805)	(89,069)	13,264
(Loss) income before income taxes	(61,208)	(69,168)	7,960
Income tax expense, net	(5)	(5)	—
Net (loss) income	$(61,213)	$(69,173)	$7,960
Preferred stock dividends and participating securities' share in earnings	(3,423)	(3,551)	128
Net (loss) income attributable to common stockholders - see Note 11	$(64,636)	$(72,724)	$8,088
Other comprehensive income (loss)
Net (loss) income	$(61,213)	$(69,173)	$7,960
Comprehensive net (loss) income	$(61,213)	$(69,173)	$7,960
(Loss) earnings per common share, basic(1)	$(0.83)	$(0.94)	$0.11
(Loss) earnings per common share, diluted(1)	$(0.83)	$(0.94)	$0.11
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended June 30, 2023 can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 1, 2023.
Net Interest Income
Net interest income decreased by $6.6 million to $19.5 million during the three months ended September 30, 2023 compared to $26.1 million for the three months ended June 30, 2023. The decrease was primarily due to full loan repayments during the second and third quarters of 2023.
Other Revenue
Other revenue increased $1.0 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 primarily due to an entire quarter of revenue earned from real estate owned operations from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023, compared to two months of ownership in the previous quarter, and an increase in interest rates earned on higher cash balances during the period.

Other Expenses
Other expenses decreased $0.3 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, primarily due to a decrease in stock compensation expense and management fee offset by an increase in expenses from real estate owned operations from an entire quarter's ownership of an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023.
Credit Loss Expense
Credit loss expense decreased by $13.3 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023. The decrease to our credit loss expense was primarily due to the realized losses on loan sales and an REO conversion of $117.5 million during the period as compared to $33.2 million during the prior quarter, which includes the reversal of previously recorded credit loss expense. This decrease was partially offset by an increase in our allowance for credit losses due to weakening credit indicators, rising interest rates, and an uncertain macroeconomic outlook. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended September 30, 2023 and June 30, 2023, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended September 30, 2023, we declared cash dividends of $0.24 per common share, or $18.9 million. During the three months ended June 30, 2023, we declared cash dividends of $0.24 per common share, or $19.0 million.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Nine Months Ended
	September 30, 2023	September 30, 2022	Variance
Interest income and interest expense
Interest income	$278,488	$202,535	$75,953
Interest expense	(211,057)	(95,581)	(115,476)
Net interest income	67,431	106,954	(39,523)
Other revenue
Other income, net	13,918	2,009	11,909
Revenue from real estate owned operations	3,556	—	3,556
Total other revenue	17,474	2,009	15,465
Other expenses
Professional fees	4,159	3,370	789
General and administrative	2,875	3,315	(440)
Stock compensation expense	4,770	3,526	1,244
Servicing and asset management fees	801	1,481	(680)
Management fee	17,513	17,471	42
Incentive management fee	—	5,183	(5,183)
Expenses from real estate owned operations	4,946	—	4,946
Total other expenses	35,064	34,346	718
Gain on sale of real estate owned, net	—	13,291	(13,291)
Credit loss expense, net	(172,658)	(183,840)	11,182
(Loss) income before income taxes	(122,817)	(95,932)	(26,885)
Income tax expense, net	(194)	(328)	134
Net (loss) income	$(123,011)	$(96,260)	$(26,751)
Preferred stock dividends and participating securities' share in earnings	(10,526)	(10,026)	(500)
Net (loss) income attributable to common stockholders - see Note 11	$(133,537)	$(106,286)	$(27,251)
Other comprehensive income (loss)
Net (loss) income	$(123,011)	$(96,260)	$(26,751)
Comprehensive net income (loss)	$(123,011)	$(96,260)	$(26,751)
(Loss) earnings per common share, basic(1)	$(1.72)	$(1.38)	$(0.34)
(Loss) earnings per common share, diluted(1)	$(1.72)	$(1.38)	$(0.34)
Dividends declared per common share	$0.72	$0.72	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $39.5 million to $67.4 million during the nine months ended September 30, 2023 compared to $107.0 million for the nine months ended September 30, 2022. The decrease was primarily due to an increase in the number of loans placed on non-accrual, including those on cost-recovery, which totaled eight throughout the nine months ended September 30, 2023 compared to none during the comparable period. Our weighted average interest rate floors increased from 0.85% as of September 30, 2022 to 1.06% as of September 30, 2023.
Other Revenue
Other revenue increased $15.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in interest rates earned on our cash balances as well as revenue earned from real estate owned operations from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023.

Other Expenses
Other expenses increased $0.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in expenses from real estate owned operations of $4.9 million from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023 and an increase in stock compensation of $1.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was partially offset by a decrease in incentive management fee expense of $5.2 million earned during the nine months ended September 30, 2022 compared to no incentive management fee expense for the same period in 2023.
Gain on Sale of Real Estate Owned, net
During the nine months ended September 30, 2022, we sold a 10-acre parcel of REO property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million. We did not sell any real estate owned during the nine months ended September 30, 2023.
Credit Loss Expense
Credit loss expense decreased by $11.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $172.7 million increase to our allowance for credit losses during the nine months ended September 30, 2023 compared to a $183.8 million increase recognized during the comparable period. Additionally, during the nine months ended September 30, 2023, we recognized $150.6 million of realized losses from loan sales in addition to loan conversions to real estate owned. We increased our allowance for credit losses due to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the nine month periods ended September 30, 2023 and 2022, we declared and paid cash dividends of $9.4 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the nine months ended September 30, 2023, we declared cash dividends of $0.72 per common share, or $56.9 million. During the nine months ended September 30, 2022, we declared cash dividends of $0.72 per common share, or $56.1 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of September 30, 2023, we had outstanding 77.7 million shares of our common stock representing $0.9 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.2 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	September 30, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.60x	2.97x
Total leverage ratio(2)	2.60x	2.97x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$302,262	$254,050
Secured credit agreements	30,536	38,380
Secured revolving credit facility	—	556
Asset-specific financing arrangements	330	770
Collateralized loan obligation proceeds held at trustee	237,521	297,168
Total	$570,649	$590,924
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2023, loan repayments (including $0.5 million of accrued PIK interest) totaled $791.0 million, and loan sales totaled $218.7 million. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $10.2 million that are eligible to pledge under our existing financing arrangements.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.2 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $247.6 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$56,903	$82,540
Cash flows provided by (used in) investing activities	982,534	(616,841)
Cash flows (used in) provided by financing activities	(991,407)	509,840
Net change in cash, cash equivalents, and restricted cash	$48,030	$(24,461)
Operating Activities
During the nine months ended September 30, 2023 and 2022, cash flows provided by operating activities totaled $56.9 million and $82.5 million, respectively, primarily related to net interest income, offset by operating expenses.
Investing Activities
During the nine months ended September 30, 2023, cash flows provided by investing activities totaled $982.5 million primarily due to loan repayments of $1,018.8 million and proceeds from the sale of loans held for investment of $218.7 million, offset by new loan originations and acquisitions of $146.7 million, advances on loans of $105.9 million, and capital expenditures related to real estate owned of $2.3 million. During the nine months ended September 30, 2022 cash flows used in investing activities totaled $616.8 million primarily due to new loan originations of $1,461.9 million and advances on loans of $105.9 million, offset by loan repayments of $877.1 million and proceeds from the sale of real estate owned of $73.9 million.
Financing Activities
During the nine months ended September 30, 2023, cash flows used in financing activities totaled $991.4 million primarily due to repayments of CRE CLO liabilities of $481.6 million as a result of the repayment of underlying loans, payments on secured financing agreements of $569.5 million, payments on asset-specific financing arrangements of $361.1 million and payment of dividends on our common stock and Series C Preferred Stock of $66.4 million, offset by borrowings on our secured financing agreements of $447.8 million, borrowings on our asset-specific financing arrangements of $10.1 million and proceeds from mortgage loan payable of $31.2 million. During the nine months ended September 30, 2022, cash flows provided by financing activities totaled $509.8 million primarily due to proceeds from the issuance of TRTX 2022-FL5 of $907.0 million, borrowings on our secured financing agreements of $1,147.5 million, borrowings on our asset-specific financing arrangements of $564.2 million, offset by payments on CRE CLOs of $995.5 million (of which $600.8 million related to the redemption of TRTX 2018-FL2), payments on secured financing agreements of $1,025.5 million, and payment of dividends on our common stock and Series C Preferred Stock of $71.0 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2023 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$247,568	$113,256	$130,311	$4,001	$—
Collateralized loan obligations—principal(2)	1,979,543	557,305	787,341	634,897	—
Secured credit agreements—principal(3)	1,003,062	428,700	574,362	—	—
Secured revolving credit facility—principal(3)	27,923	—	27,923	—	—
Asset-specific financing arrangements—principal(4)	214,330	110,361	53,480	50,489	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	345,243	22,304	117,782	205,157	—
Secured credit agreements—interest(5)	95,927	24,857	71,070	—	—
Secured revolving credit facility—interest(3)	2,901	—	2,901	—	—
Asset-specific financing arrangements—interest(5)	31,856	2,563	14,084	15,209	—
Mortgage loan payable—interest	11,581	—	—	11,581	—
Total	$3,991,134	$1,259,346	$1,779,254	$952,534	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of September 30, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the nine months ended September 30, 2023, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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

Corporate Activities
Dividends
Upon the approval of our Board of Directors, we accrue dividends. Dividends are paid first to the holders of our Series A preferred stock at the rate of 12.5% of the total $0.001 million liquidation preference per annum plus all accumulated and unpaid dividends thereon, then to the holder of our Series B Preferred Stock (which was redeemed in-full on June 16, 2021) at the rate of 11.0% per annum of the $25.00 per share liquidation preference, then to the holders of our Series C Preferred Stock at the rate of 6.25% per annum of the $25.00 per share liquidation preference, and then to the holders of our common stock, in each case, to the extent outstanding. We intend to distribute each year not less than 90% of our taxable income to our stockholders to comply with the REIT provisions of the Internal Revenue Code. The Board of Directors will determine whether to pay future dividends, entirely in cash, or in a combination of stock and cash based on facts and circumstances at the time such decisions are made.
On September 11, 2023, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.9 million in the aggregate, for the third quarter of 2023. The common stock dividend was paid on October 25, 2023 to the holders of record of our common stock as of September 28, 2023.
On September 8, 2023, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2023. The Series C Preferred Stock dividend was paid on September 29, 2023 to the preferred stockholders of record as of September 19, 2023.
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
For the nine months ended September 30, 2023 and 2022, common stock dividends in the amount of $56.9 million and $56.1 million, respectively, were declared and approved.
As of September 30, 2023 and December 31, 2022, common stock dividends of $18.9 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the three and nine months ended September 30, 2023, we recognized a decrease and an increase of $41.7 million and $22.0 million, respectively, to our allowance for credit losses. The credit loss allowance was $236.6 million as of September 30, 2023.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2023 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan	7/28/2022	$245.0	$245.0	$245.0	S + 3.4%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
2	Senior Loan(9)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$447 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	197.7	197.4	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan(10)	9/18/2019	170.0	170.0	170.0	S + 4.1%	S + 4.4%	Floating	12/9/2024	New York, NY	Office	Moderate Transitional	$764 Sq ft	65.2%	3
5	Senior Loan	7/20/2021	143.1	143.1	143.1	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$115,178 Unit	71.3%	3
6	Senior Loan(11)	10/29/2020	128.0	127.3	118.4	S + 3.6%	S + 3.5%	Floating	11/15/2023	San Francisco, CA	Multifamily	Bridge	$388,528 Unit	67.1%	5
7	Senior Loan	5/7/2021	122.5	120.8	120.8	S + 3.0%	S + 3.2%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
8	Senior Loan	6/14/2021	114.0	86.0	86.0	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
9	Senior Loan	12/18/2019	101.0	86.7	86.7	S + 2.7%	S + 3.0%	Floating	1/9/2025	Arlington, VA	Office	Light Transitional	$320 Sq ft	71.1%	5
10	Senior Loan	12/20/2018	100.9	97.2	97.2	S + 4.1%	S + 4.4%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$240 Sq ft	61.1%	4
11	Senior Loan	12/9/2021	96.0	93.0	92.6	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$211,921 Unit	78.1%	3
12	Senior Loan	11/21/2022	87.0	64.4	63.8	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
13	Senior Loan	2/2/2023	86.8	79.1	78.4	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
14	Senior Loan	11/30/2021	80.0	80.0	79.7	S + 3.6%	S + 3.9%	Floating	12/9/2026	Arlington Heights, IL	Multifamily	Bridge	$304,183 Unit	70.9%	4
15	Senior Loan	8/8/2019	76.5	60.3	60.3	S + 3.1%	S + 3.3%	Floating	8/9/2024	Orange, CA	Office	Moderate Transitional	$217 Sq ft	64.2%	5
16	Senior Loan	12/10/2019	75.8	61.9	61.9	S + 2.6%	S + 2.9%	Floating	12/9/2024	San Mateo, CA	Office	Moderate Transitional	$378 Sq ft	65.8%	5
17	Senior Loan	10/12/2021	74.0	70.0	70.0	S + 5.4%	S + 5.7%	Floating	10/9/2026	Los Angeles, CA	Hotel	Bridge	$250,847 Unit	60.9%	3
18	Senior Loan	7/28/2022	72.0	71.3	71.3	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
19	Senior Loan	2/9/2022	70.0	66.0	66.0	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$187 Sq ft	72.1%	3
20	Senior Loan(12)	8/31/2021	70.0	70.0	67.6	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
21	Senior Loan	9/30/2021	69.0	64.6	64.6	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
22	Senior Loan	7/26/2022	69.0	67.0	66.8	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$173 Sq ft	66.2%	3
23	Senior Loan	11/30/2021	65.6	56.2	56.0	S + 3.5%	S + 3.8%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
24	Senior Loan	6/28/2019	63.9	60.3	60.3	S + 2.6%	S + 2.8%	Floating	7/9/2024	Burlingame, CA	Office	Light Transitional	$352 Sq ft	70.9%	3
25	Senior Loan	4/20/2022	63.0	63.0	62.7	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
26	Senior Loan	4/11/2022	62.4	60.1	60.1	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	3
27	Senior Loan	6/25/2019	62.0	62.0	62.0	S + 3.2%	S + 3.4%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$696,629 Unit	48.6%	2
28	Senior Loan(13)	6/9/2021	61.5	61.5	60.8	S + 2.9%	S + 1.9%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
29	Senior Loan	12/29/2021	60.6	56.0	55.7	S + 3.4%	S + 3.7%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
30	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
31	Senior Loan	3/12/2020	55.0	51.8	51.8	S + 3.8%	S + 3.9%	Floating	12/9/2023	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
32	Senior Loan	1/22/2019	54.0	52.6	52.6	S + 4.5%	S + 4.9%	Floating	10/16/2023	Manhattan, NY	Office	Light Transitional	$445 Sq ft	61.1%	5
33	Senior Loan	12/17/2021	52.1	48.8	48.8	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
34	Senior Loan	10/27/2021	51.9	43.7	43.5	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$150 Sq ft	70.6%	3
35	Senior Loan	6/24/2022	51.6	49.8	49.8	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
36	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	3/9/2025	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
37	Senior Loan	8/26/2021	51.0	43.8	43.6	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
38	Senior Loan	5/26/2022	50.6	34.3	34.1	S + 8.5%	S + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
39	Senior Loan	3/12/2020	50.2	48.2	48.2	S + 3.8%	S + 3.9%	Floating	12/9/2023	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
40	Senior Loan	6/2/2021	48.6	48.2	48.1	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
41	Senior Loan	8/10/2022	46.2	36.5	36.2	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
42	Senior Loan	9/30/2021	45.9	45.9	45.7	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	2

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
43	Senior Loan	3/17/2021	45.4	45.2	45.1	S + 3.4%	S + 3.7%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,294 Unit	63.7%	3
44	Senior Loan	12/21/2021	45.0	44.9	44.9	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
45	Senior Loan	8/7/2018	44.5	35.0	35.0	S + 3.5%	S + 3.7%	Floating	8/9/2024	Atlanta, GA	Office	Light Transitional	$63 Sq ft	61.4%	3
46	Senior Loan	7/28/2023	43.6	37.2	36.8	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
47	Senior Loan	1/14/2022	43.0	43.0	43.0	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
48	Senior Loan	3/30/2018	42.4	40.4	40.4	S + 3.8%	S + 4.0%	Floating	11/22/2024	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
49	Senior Loan	3/7/2019	39.2	40.4	40.4	S + 4.0%	S + 4.4%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
50	Senior Loan	7/15/2021	39.0	39.0	38.9	S + 3.6%	S + 3.9%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
51	Senior Loan	3/11/2019	37.0	37.0	37.0	S + 4.0%	S + 4.2%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$280,303 Unit	59.3%	2
52	Senior Loan	3/24/2023	37.0	33.0	32.7	S + 3.5%	S + 3.9%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
53	Senior Loan	6/3/2021	36.4	33.9	33.8	S + 3.7%	S + 4.0%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	2
54	Senior Loan	8/11/2021	34.5	32.3	32.2	S + 3.7%	S + 3.9%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$171,642 Unit	78.5%	3
55	Senior Loan	6/9/2022	31.2	27.8	27.6	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
56	Senior Loan	8/23/2022	31.0	28.8	28.6	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
57	Senior Loan	5/14/2021	27.6	27.1	27.1	S + 3.3%	S + 3.6%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
58	Senior Loan	10/27/2021	24.6	22.7	22.7	S + 5.6%	S + 5.9%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$814 Sq ft	75.8%	3
59	Senior Loan	6/29/2022	24.5	22.0	22.0	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Total / weighted average(8)			$4,223.7	$3,970.2	$3,952.1	S +3.7%	S +4.0%		2.6 years					67.2%	3.2
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of September 30, 2023 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2023, based on unpaid principal balance, 11.2% of our loans were subject to yield maintenance or other prepayment restrictions and 88.8% were open to repayment by the borrower without penalty.
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
(7)For a discussion of risk ratings, please see Notes 2 and 3 to our Consolidated Financial Statements included in this Form 10-Q.
(8)Represents the weighted average of the credit spread as of September 30, 2023 for the loans, all of which are floating rate.
(9)Calculated as the ratio of unpaid principal balance as of September 30, 2023 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of sale date.
(10)This loan is comprised of a first mortgage loan of $88.0 million and a contiguous mezzanine loan of $82.0 million, of which we own both. Each loan carries the same interest rate.
(11)This loan represents a 19.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on October 29, 2020 and acquired by us on September 1, 2022.
(12)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(13)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2023, the weighted average interest rate floor for our loan portfolio was 1.06%. As of September 30, 2023, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2023, less than 1.8% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2023, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,970,164	Interest income	$9,925	$(9,925)	$19,851	$(19,840)	$29,776	$(29,515)
Floating rate mortgage loan liabilities	(3,224,858)	Interest expense	(8,062)	8,062	(16,124)	16,124	(24,186)	24,186
Total floating rate mortgage loan exposure, net	$745,306	Total change in net interest income	$1,863	$(1,863)	$3,727	$(3,716)	$5,590	$(5,329)
__________________________
(1)As of September 30, 2023, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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

Date: October 31, 2023	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)