Form 10-K
period 2023-12-31
TPG RE Finance Trust, Inc.
filed 2024-02-20
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $521.8 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.
As of February 16, 2024, there were 77,868,565 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

Certain Terms

In this annual report, except where the context requires otherwise:
•“Company,” “we,” “us,” and “our” refer to TPG RE Finance Trust, Inc., a Maryland corporation and, where applicable, its subsidiaries.
•“Manager” refers to our external manager, TPG RE Finance Trust Management, L.P., a Delaware limited partnership.
•“TPG” refers to TPG Inc., a Delaware corporation, and its affiliates.
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
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•our ability to maintain our exemption or exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•authoritative U.S. generally accepted accounting principles (or “GAAP”) or policy changes from standard-setting bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Internal Revenue Service (“IRS”), the New York Stock Exchange (“NYSE”) and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.
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
We operate our business as one segment. Our principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate-related assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States.
Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global, alternative asset management firm, founded in San Francisco in 1992, with $222 billion of assets under management (as of December 31, 2023) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG’s real estate equity group and TPG’s executive committee.
TPG Real Estate, TPG’s real estate platform, includes TPG Real Estate Partners and TPG Thematic Advantage Core-Plus, TPG’s real estate equity investment vehicles, and us, TPG's public real estate debt investment platform. Collectively, TPG Real Estate managed more than $17.9 billion in real estate and real estate-related assets as of December 31, 2023. In the fourth quarter, TPG Real Estate held an initial closing of TPG Real Estate Credit Opportunities, and two associated funds-of-one (together the "TRECO Funds"). The TRECO Funds are private credit vehicles, with investment mandates focused on opportunistic real estate credit investing. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 18 and 43 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.
Our chief executive officer, president and chief financial officer are senior TPG Real Estate professionals. None of our executive officers, our Manager, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us (our “Management Agreement”), our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.
See Note 10 to our Consolidated Financial Statements included in this Form 10-K for more detail on the terms of the Management Agreement.
Investment Strategy
Our investment objective is to directly originate and acquire a diversified portfolio of commercial real estate-related credit assets, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States. We invest primarily in commercial mortgage loans and other commercial real estate-related debt instruments, including, but not limited to, the following:
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

•Other Commercial Real Estate-Related Debt Instruments. From time to time we may invest in other commercial real estate-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, subordinate mortgage interests, mezzanine loans, secured real estate securities, note financing, preferred equity and miscellaneous debt instruments. We have in the past invested in short-term, primarily investment grade collateralized loan obligations (“CRE CLOs”) and commercial mortgage-backed securities (“CMBS”).
The commercial mortgage loans we target for origination or acquisition typically include, but are not limited to, the following characteristics:
•Unpaid principal balance greater than $35.0 million;
•As-is loan-to value (“LTV”) of less than 80% with respect to individual properties;
•Floating rate loans tied to the one-month U.S. dollar-denominated Secured Overnight Financing Rate (“Term SOFR”) and credit spreads of 300 to 600 basis points over the benchmark interest rate;
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
We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time through cash distributions and capital appreciation. However, to capitalize on investment opportunities and returns at different points in the economic and real estate investment cycle, we may modify, expand or change our investment strategy by targeting other assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings, in each case subject to any duties to offer or other contractual obligations to other funds managed by TPG. We may also target assets with equity-linked characteristics, or forms of direct equity ownership of commercial real estate properties, in either case subject to any duties to offer or other contractual obligations to other funds managed by TPG. We believe that the flexibility of our investment strategy, supported by our Manager’s significant commercial real estate experience and the extensive resources of TPG and TPG Real Estate, will allow us to take advantage of continued changing market conditions to maximize risk-adjusted returns to our stockholders.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.
Investment Portfolio
Our interest-earning assets are comprised almost entirely of a portfolio of floating rate, first mortgage loans and contiguous mezzanine loans. As of December 31, 2023, our balance sheet loan portfolio consisted of 53 loans held for investment totaling $3.7 billion of commitments and an unpaid principal balance of $3.5 billion, with a weighted average credit spread of 3.7%.
As of December 31, 2023, our balance sheet loan portfolio had a weighted average all-in yield of 9.3% and a weighted average term to extended maturity (assuming all extension options are exercised by our borrowers) of 2.6 years. As of December 31, 2023, 100.0% of our loan commitments were floating rate, of which 100.0% were first mortgage loans or, in one instance, a first mortgage loan and contiguous mezzanine loan both owned by us. As of December 31, 2023, our balance sheet loan portfolio had a weighted average LTV of 67.3% and, subject to the satisfaction of certain borrower milestones, $183.3 million of unfunded loan commitments.
We may hold real estate owned (“REO”) as a result of taking title to a loan's collateral. As of December 31, 2023, we owned four office properties and one multifamily property with an aggregate carrying value of $199.8 million.

Loan Portfolio
The following table details overall statistics for our loans held for investment portfolio as of December 31, 2023 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans	53	53
Floating rate loans	100.0%	100.0%
Total loan commitment(1)	$3,666,173	$3,666,173
Unpaid principal balance(2)	$3,484,052	$3,484,052
Unfunded loan commitments(3)	$183,293	$183,293
Amortized cost	$3,476,776	$3,476,776
Weighted average credit spread(4)	3.7%	3.7%
Weighted average all-in yield(4)	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.6	2.6
Weighted average LTV(6)	67.3%	67.3%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2023. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.
(2)Unpaid principal balance includes PIK interest of $1.2 million as of December 31, 2023.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2023, all of our loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by our borrowers; provided, however, that our loans may be repaid prior to such date. As of December 31, 2023, based on the unpaid principal balance of our total loan exposure, 8.4% of our loans were subject to yield maintenance or other prepayment restrictions and 91.6% were open to repayment by the borrower without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2023, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
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

The following charts present, by total loan commitment, the property types securing our balance sheet loans held for investment portfolio and their geographic distribution within the U.S., as of December 31, 2023:
The following charts present, by total loan commitment, our loans held for investment portfolio by year of origination and loan category, as of December 31, 2023:

As of December 31, 2023, we did not have any loans on non-accrual status. As of December 31, 2023, our allowance for credit losses for loans held for investment was $69.8 million, or 190 basis points of total loan commitments, including an allowance for credit losses on unfunded loan commitments, compared to $214.6 million, or 395 basis points of total loan commitments, as of December 31, 2022, a decrease of $144.8 million from the prior year.

The following table details our total loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”), as of December 31, 2023 (dollars in thousands).

MSA(1)	MSA rank(1)	Number of loans	Loan commitment	Unpaid principal balance
New York City	1	4	$604,133	$603,544
San Francisco	11	3	392,900	363,728
San Antonio	24	4	184,370	178,438
Los Angeles	2	2	174,775	168,001
Miami	8	3	172,375	164,372
Dallas	4	2	124,000	100,093
Baltimore	21	1	122,500	121,133
Phoenix	12	2	78,100	69,511
San Diego	17	2	75,600	69,875
Tampa	18	1	69,000	64,570
St. Louis	20	1	65,600	57,000
Atlanta	9	1	44,500	35,072
Chicago	3	1	39,000	39,000
Riverside (San Bernardino)	13	1	36,440	33,915
Other		25	1,482,880	1,415,800
Total		53	$3,666,173	$3,484,052
_________________________________
(1)Based on rankings of MSA for 2020 according to the United States Census Bureau.
Real Estate Owned
As of December 31, 2023, we owned four office properties and one multifamily property with an aggregate carrying value of $199.8 million.
For additional information regarding our investment portfolio as of December 31, 2023, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Investment Portfolio Financing Strategy
We finance our investment portfolio using secured financing arrangements, including secured credit agreements, secured revolving credit facilities, mortgage loans, asset-specific financing arrangements, and collateralized loan obligations (“CLOs”). In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We may in the future use other forms of leverage, including structured financing other than CLOs, derivative instruments, and public and private secured and unsecured debt issuances by us or our subsidiaries.
We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk. This may be accomplished in certain instances using derivatives, although no such derivatives are currently used by us. Under certain circumstances, we may determine not to match-fund or match-index our investments, or we may otherwise be unable to do so.
Certain of our borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. As of December 31, 2023, 73.5% of our loan investment portfolio financing arrangements contained no mark-to-market provisions.
The following table details the principal balance amounts outstanding for our loan portfolio financing arrangements as of December 31, 2023 (dollars in thousands):

	Total indebtedness	Non-mark-to-market	Mark-to-market
Collateralized loan obligations	$1,919,790	$1,919,790	$—
Secured credit agreements	799,518	—	799,518
Secured revolving credit facility	23,782	23,782	—
Asset-specific financing	274,158	274,158	—
Total indebtedness(1)	$3,017,248	$2,217,730	$799,518
Percent of total indebtedness		73.5%	26.5%
_________________________________
(1)Excludes deferred financing costs of $8.4 million as of December 31, 2023.
The amount of leverage we employ for particular investments will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our financing arrangements. Our Manager’s decision to use leverage to finance our investments, including the amount of leverage we use, will be at its discretion and is not subject to the approval of our stockholders. We currently expect that our leverage, measured as the ratio of total debt to equity, will generally be less than 3.75:1, subject to compliance with our financial covenants under our secured financing agreements and other contractual obligations. We reserve the right to adjust this range without advance notice to satisfy our corporate finance and risk management objectives.

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets and liabilities using the same benchmark index, which is Term SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2023, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $0.5 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and less than 1.2% of our liabilities. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table illustrates the quarterly impact to our net interest income of an immediate increase or decrease of 50 and 100 basis points in the Term SOFR benchmark rates underlying our existing floating rate loans held for investment portfolio and related liabilities as of December 31, 2023 (dollars in thousands).

Portfolio Net Interest Income Sensitivity ($ Impact per Share per Quarter)
Index Rate at December 31, 2023
Term SOFR: 5.35%
$0.02
$0.01
$0.00
($0.01)
($0.02)
($0.01)
($0.01)
$0.00
$0.01
$0.01
- 1.00%
- 0.50%
0.00%
+ 0.50%
+ 1.00%
Change in Index Rate

Due to the floating rate and short-term nature of our loan investment portfolio, we have elected not to employ interest rate derivatives (e.g., interest rate swaps, caps, collars or swaptions) to limit our exposure to increasing interest rates, but we may do so in the future.
We had no fixed rate loans outstanding as of December 31, 2023.

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
These investment guidelines may be amended, supplemented or waived pursuant to the approval of our board of directors (which must include a majority of our independent directors) from time to time, without the approval of our stockholders.
Competition
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, governmental bodies and other entities and may compete with other TPG Funds (such as the TRECO Funds). Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.
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
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify the assets of our subsidiaries relying on the Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets.
Certain of our subsidiaries rely on Rule 3a-7 under the Investment Company Act. We refer to these subsidiaries as our “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each of these CLO subsidiaries is subject to legal and contractual restrictions regarding their structure and operation. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.
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
Available Information
We maintain a website at www.tpgrefinance.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.

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
•Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility. Our allowance for loan losses may prove inadequate.
•Interest rate, prepayment, concentration, liquidity, collateral and credit risk may adversely affect our financial performance. There are no assurances that the U.S. or global financial systems will remain stable.
•Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.
•The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
•We have in the past and may in the future acquire ownership of property securing our loans through foreclosure or deed-in-lieu of foreclosure. When we take title to the property securing one of our loans, and if we do not or cannot sell the property, we own and operate the property as “real estate owned.” Our real estate owned assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property.
•Property insurance costs may continue to increase, and in some cases insurance may not be available.
Risks Related to Our Financing
•We have a significant amount of debt, which subjects us to increased risk of loss.
•Our financing arrangements may require us to provide additional collateral or repay debt.
•Certain of our current financing arrangements contain, and certain of our future financing arrangements may contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.
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
•Operational risks, including the risks of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
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
•Liquidation of assets may jeopardize our ability to maintain our REIT qualification or create additional tax liability for us.
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
We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Deterioration of real estate fundamentals generally, and in the United States in particular, has negatively impacted our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and made it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments are subject to various risks, including:
•economic and market fluctuations;
•political instability or changes, terrorism and acts of war;
•changes in building, environmental, zoning and other laws;
•casualty or condemnation losses;
•regulatory limitations on rents or moratoriums against tenant evictions or foreclosures;
•decreases in property values;
•changes in the appeal of properties to tenants, including due to the impact of remote work on how tenants and workers can efficiently use commercial space;
•changes in supply (resulting from the recent growth in commercial real estate debt funds or otherwise) and demand;
•energy supply shortages;
•various uninsured or uninsurable risks;
•increasing costs relating to, or the unavailability of, various categories of property-related insurance;
•natural disasters and outbreaks of pandemic or contagious diseases;
•changes in government regulations (such as rent control or regulation of greenhouse gas emissions);
•changes in monetary policy;
•changes in capital expenditure costs;
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
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition, including, without limitation, any need to address environmental contamination or climate-related risks at a property;
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
•higher rates of inflation;
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
We originate and acquire transitional loans secured by first lien mortgages on commercial real estate, and in some instances pledges of equity in the property holder. These loans provide interim financing to borrowers seeking short-term capital for the acquisition, lease up or repositioning of commercial real estate and generally have an initial maturity of three years or less. A borrower under a transitional loan has usually identified an asset that the borrower views as undervalued, having been under-managed and/or is located in a recovering market. If the borrower's assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the operating performance of the asset or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we will bear the risk that we may not recover some or all of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets. A portion of our loans are secured by office space and similar commercial real estate. This sector has recently been affected by certain macroeconomic factors, such as an increased prevalence of remote work.
In addition, borrowers often use the proceeds of a sale or refinancing to repay a loan, and both sales and refinancings are subject to the broader risk that the underlying collateral may not be liquid and that financing may not be available on acceptable terms or at all. In the event of any failure to repay under a transitional loan held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to our loans, it could adversely affect our results of operations and financial condition.
There can be no assurances that the U.S. or global financial systems will remain stable, and the occurrence of another significant credit market disruption may negatively impact our ability to execute our investment strategy, which would materially and adversely affect us.
The U.S. and global financial markets experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. After the 2008 Global Financial Crisis, liquidity eventually returned to the market and property values recovered to levels that exceeded those observed prior to the Global Financial Crisis. However, declining real estate values due to changes in interest rates, economic conditions, or other factors, have in the past and could again in the future reduce the level of new mortgage and other real estate-related loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, terrorist attacks or other acts of war and adverse changes in national or international economic, market and political conditions or another health pandemic. Any future sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate and acquire loans, which would materially and adversely affect us.
Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.
As our loans and other investments are repaid, we attempt to redeploy the proceeds we receive into new loans and investments (which can include future fundings associated with our existing loans) and repay borrowings under our secured financing agreements and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected. If we cannot redeploy the proceeds we receive from repayments into funding loans in property types or geographic markets that our Manager has identified as priorities for us, such repayments may cause the composition of our loan portfolio to skew towards less favored property types or geographies and prevent us from achieving our portfolio construction objectives.
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
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private equity and hedge funds, governmental bodies and other entities and may compete with TPG Funds (such as the TRECO Funds), subject to duties to offer, other contractual obligations and other internal rules. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, required changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.”
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
Before originating a loan to a borrower or making other investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, technology, cybersecurity, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Manager's diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, risks of fire, floods, hurricanes and wind storms, and other climate-related hazards, diversity, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and our Manager may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Further, some matters covered by our Manager's diligence, such as ESG, are continuously evolving and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager's ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as ESG.
Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment. Additionally, during the mortgage loan underwriting process, appraisals will generally be obtained by our Manager on the collateral underlying each prospective mortgage. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans. Any such losses could materially and adversely affect us.

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
In an effort to combat rising inflation levels, the U.S. Federal Reserve steadily began increasing the target funds rate in the first quarter of 2022 and continued to do so in 2023. The target federal funds rate increased by 525 basis points between March 2022 and December 2023. These increases have increased our interest expense, increased our borrowers’ interest payments, and, for certain borrowers, caused defaults and losses to us. These increases have also adversely affected commercial real estate property values. Any further increases in the target federal funds rate would increase our interest expense, increase our borrowers’ interest payments, and, for certain borrowers, may cause defaults and possible losses to us. Such increases could also adversely affect commercial real estate property values.
Notwithstanding recent increases in interest rates, the U.S. Federal Reserve has indicated that it may decrease interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. Any such scenario could adversely affect our results of operations and financial condition.
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
We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2023, 49.2% and 49.7% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by multifamily properties and 19.9% and 19.8% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us.
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
Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. Even if a commercial mortgage loan is recourse to the borrower, in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
The renovation, refurbishment or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Costs of construction or renovation to bring a property up to market standards for the intended use of that property may exceed original estimates, possibly making a project uneconomical. Inflation in the cost of labor and materials, as well as global supply chain shortages or slowdowns can also create challenges. Other risks may include: environmental risks, permitting risks, other construction risks, and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may be unable to make payments of interest or principal to us, which could materially and adversely affect us.
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

The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of our loans), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructurings may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loans. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such loan, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of underlying the real estate.
We have in the past and may in the future acquire ownership of property securing our loans through foreclosure or deed-in-lieu of foreclosure. When we take title to the property securing one of our loans, and if we do not or cannot sell the property, we own and operate the property as “real estate owned” or "REO". Our real estate owned assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property.
To the extent we acquire ownership of properties securing our loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly, as we have done and will likely continue to do, we are subject to risks particular to owning real property. Taking title to, owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The process of taking title to a property, including through foreclosure or deed-in-lieu of foreclosure, subjects us to the risk of incurring significant costs, including transaction costs such as legal fees and transfer taxes, and in the case of foreclosures, litigation costs. Once owned, the costs associated with operating and redeveloping the property, including any operating shortfalls, the costs of financings, and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Ownership and operation of real estate is subject to various risks, including:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition, including, without limitation, any need to address environmental contamination or climate-related risks at a property;
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
•higher rates of inflation;
•increases in the costs and availability of various property-related insurance;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes to tax laws and rates to which real estate lenders and investors are subject; and
•government regulations.
If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.

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
Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.
The valuation of the commercial real estate that secures or otherwise supports our investments is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. Appraisals we obtain from third-party appraisers may be overstated or market values may decline, which could result in inadequate collateral for loans we make. In addition, where we invest in transitional or construction loans, initial valuations will assume completion of the business plan or project. As a result, the valuations of the commercial real estate that secures or otherwise supports investments are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial real estate markets such as that recently experienced due to the COVID-19 pandemic and other macroeconomic factors. Regardless of whether an appraisal is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate, which may make it difficult to ensure loans are collateralized as expected across the life of the loan. The valuation of loans we hold may not reflect the price at which the loan is ultimately sold in the market, and the difference between that valuation and the ultimate sales price could be material. Valuation methodologies are subject to change from time to time.

Our allowance for loan losses may prove inadequate, which could have a material adverse effect on us.
We evaluate our loans and allowance for loan losses, and we will evaluate the adequacy of any future allowance for loan losses we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of an allowance for loan losses. Our determination of general and asset-specific allowance for loan losses may rely on material estimates regarding many factors, including the fair value of any loan collateral. The estimation of ultimate loan losses, allowance for loan losses, and credit loss expense is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future allowance for loan losses will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future allowance for loan losses prove inadequate, we may recognize additional losses, which could have a material adverse effect on us.
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
Property insurance costs may continue to increase, and in some cases insurance may not be available.
In the past few years, the costs of property insurance have increased significantly, and these increased costs have had an adverse effect on us. Increased insurance costs or the unavailability of some insurance coverages altogether have adversely affected the ability of our borrowers to operate the properties securing our loans profitably, as well as our own ability to profitably operate and dispose of our real estate owned. Market conditions may also limit the scope of insurance or coverage available to our borrowers or us on economic terms. Any uninsured loss with respect to a property relating to one of our investments could result in the corresponding non-performance of or loss on our investment related to such property. See “—Risks Related to Our Lending and Investment Activities—Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.”
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

Liability relating to environmental matters may impact the value of properties that we may acquire upon judicial or non-judicial foreclosure, or deed-in-lieu of foreclosure, of the properties securing our loans.
To the extent we acquire ownership of properties securing our loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly, as we have done and will likely continue to do, we may be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we acquire ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.
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
The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, droughts, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn impair borrowers’ ability to repay their obligations to us.
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
A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally, any real property improvements made by the lessee during the term of the lease will revert to the landowner at the end of the lease term. We may originate or acquire commercial mortgage loans or commercial real estate-related debt instruments secured by liens on leasehold interests, and, if the ground lease were to expire or terminate unexpectedly, due to the borrower’s default on such ground lease, our interests in such loans could be materially and adversely affected. Additionally, any rent payments that the borrower may be obligated to make pursuant to the terms of such ground lease would reduce cash flows available to the borrower from the property, which may in turn impair the borrower's ability to repay the borrower's obligations to us.
Risks Related to Our Financing
We have a significant amount of debt, which subjects us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur or have outstanding.
As of December 31, 2023, we had $3.0 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit facilities, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We may also issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of 11% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). On June 14, 2021, we issued $201.3 million in shares of 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and redeemed all of our outstanding shares of Series B Preferred Stock. As of December 31, 2023, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Barclays Bank PLC, and Bank of America N.A., with an aggregate maximum amount of approximately $2.2 billion available to finance our loan investments.
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
Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured credit agreements, non-recourse CLO financing, mortgage loans, and asset-specific borrowings. High interest rates have increased and could continue to increase the cost of debt financing for the transactions we pursue. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our consolidated balance sheets, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:
•the overall condition of the financial markets and global and domestic economies;
•the market’s view of the quality of our investments;
•the market’s perception of our growth potential;
•the ratings assigned by one or more nationally-recognized statistical credit rating organizations to our company, or to a specific issue of indebtedness issued by us or our subsidiaries;
•our current and potential future earnings and cash distributions;
•our financial condition, operating results and future prospects;
•any credit ratings we or our corporate debt may receive from major credit rating agencies;
•the prevailing interest rates being paid by other companies that investors could consider comparable to us; and
•the market price of our common stock.
We also expect to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect one or more lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates.
During 2023, bank failures and other events affecting financial institutions contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Any downgrade of our or our corporate debt’s credit ratings by any of the principal credit agencies may make it more difficult and costly for us to access capital. Additionally, the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, have been, and in the future may be, rated by rating agencies. There can be no assurances that the credit ratings of our corporate debt or the notes issued in our securitization transactions will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Such fluctuations could have an adverse effect on the price of our corporate debt. In addition, credit rating agencies continually review their ratings for the companies that they follow. If, in the future, one or more rating agencies were to provide a rating for us or our corporate debt, or the notes issued in our securitization transactions, and then reduce or withdraw their rating, the market price of such debt or notes, or of our common stock, may be adversely affected.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recent or ongoing developments in banking, such as bank closures, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States.

In addition, the capital and credit markets have recently experienced extreme volatility and economic disruption, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. There can be no assurance that we will be able to obtain or utilize any financing arrangements in the future on similar or more favorable terms, or at all. In addition, even if we are able to access the capital markets, significant balances may be held in cash or cash equivalents pending future investment as we may be unable to invest proceeds on the timeline anticipated.
Certain of our current financing arrangements contain, and certain of our future financing arrangements may contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.
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
Effective September 30, 2023, we obtained from our lenders a waiver with respect to the minimum interest coverage ratio covenant included in certain of our financing arrangements. This waiver reduced the minimum interest coverage ratio to 1.30 to 1.0 from 1.40 to 1.0 for the quarters ended September 30, 2023 and December 31, 2023. The interest coverage ratio threshold will revert to 1.40 to 1.0 for the quarter ending March 31, 2024 and thereafter.
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
Our investments currently include loans with floating interest rates and, in the future, may include loans with fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically, in our case, monthly) based upon an index (in our case, Term SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the interest they earn fluctuates based upon interest rates (for example, Term SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. Our Manager may employ various hedging strategies on our behalf to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that hedging strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
We generally attempt to structure our leverage such that we minimize the differences between the index of our investments and the index of our leverage (for example, financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage). If such leverage is not available to us from our lenders on reasonable terms, we may use hedging instruments in an effort to effectively create such a match. For example, in the case of future fixed rate investments, we may finance such investments with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.
The success of our attempts to mitigate such risk is subject to factors outside our control, such as the availability of financing and hedging options on favorable terms, including with respect to duration and term matching. The risks of a duration mismatch are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while many of our liabilities have set maturity dates. While our CLO liabilities have set maturity dates, repayment of these liabilities are dependent on timing of related collateral loan asset repayments after the reinvestment period concludes.

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
We have utilized and may in the future utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use our secured credit agreements, or other short-term facilities, to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO, or issuance of CMBS, or the private placement of loan participations or other long-term financing. When employing this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term credit facilities are available, a sufficient amount of eligible investments or loans to maximize the efficiency of a CLO, CMBS, or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or unfavorable price, which could adversely affect our performance and our ability to grow our business.
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
We conduct substantially all of our operations and own substantially all of our assets through our holding company subsidiary, Holdco. Holdco has guaranteed certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings. Holdco may in the future guarantee the performance of additional subsidiaries’ obligations. The guarantee agreements contain financial covenants covering liquid assets, debt-to-equity ratio, interest coverage ratio, and net worth requirements. Holdco’s failure to satisfy these covenants and other requirements could result in defaults under the relevant agreements and acceleration of amounts borrowed thereunder. Such defaults could have a material adverse effect on us. We may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to counterparty risk associated with our debt obligations.
Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, changes in regulation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.
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
There is no guarantee that any non-competition and non-solicitation agreements to which TPG personnel are subject, together with TPG’s other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as states enact legislation aimed at effectively prohibiting non-competition agreements. In addition, in January 2023, the U.S. Federal Trade Commission published a proposed rule that, if finally issued, would generally prohibit post-employment non-competition provisions (or other provisions with similar effect) in agreements between employers and their employees.
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our executive officers and the other key personnel of TPG who provide services to us. If we terminate our Management Agreement other than upon the occurrence of a cause event or if our Manager terminates our Management Agreement upon our material breach, we would be required to pay a very substantial termination fee to our Manager. See “—Termination of our Management Agreement would be costly.” Furthermore, if our Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives, which would materially and adversely affect us.
Other than any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, the TPG personnel provided to our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.
Other than with respect to any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, neither our Manager nor any other TPG affiliate is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Manager has informed us that Robert Foley will continue to serve as our chief financial officer and that he will spend a substantial portion of his time on our affairs, key personnel, including Mr. Foley, provided to us by our Manager have in the past and may in the future become unavailable to us as a result of their departure from TPG or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any TPG Funds they may manage, including the TRECO Funds, and such conflicts may not be resolved in our favor. Each of our executive officers is also an employee of TPG, who has now or may be expected to have significant responsibilities for TPG Funds managed by TPG now or in the future. For example, certain of the TPG personnel that provide services to us, including our executive officers, currently also provide services for the TRECO Funds and are expected to continue to provide services for the TRECO Funds for the foreseeable future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

The integration of Angelo Gordon’s business into TPG’s business could strain our Manager’s resources.
On November 1, 2023, TPG and certain affiliated entities completed the acquisition of Angelo, Gordon & Co., L.P. and certain affiliated entities (collectively, “Angelo Gordon”). Angelo Gordon is an alternative investment firm focused on credit and real estate investing. Although the investment objectives and guidelines applicable to Angelo Gordon’s credit and real estate investing businesses generally and currently do not overlap with ours, certain TPG personnel that provide services to us have in the past allocated and will likely in the future allocate a portion of their time to assisting with the integration of Angelo Gordon’s business and people into TPG’s businesses, which has reduced and could in the future reduce the amount of time that such TPG personnel can dedicate to our business. See “—Other than any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, the TPG personnel provided to our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.”
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
We have in the past and in the future will likely compete with existing and future TPG Funds, including the TRECO Funds, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2023, three of our eight directors are employees of TPG. In addition, our chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:
•TPG’s Policies and Procedures. Specified policies and procedures implemented by TPG, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across TPG’s various businesses that TPG expects to draw on for purposes of pursuing attractive investment opportunities. Because TPG has many different asset management, advisory and other businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, TPG has implemented certain policies and procedures (for example, information walls) that may reduce the benefits that TPG expects to utilize for our Manager for purposes of identifying and managing our investments. For example, TPG may come into possession of material non-public information with respect to companies that are TPG’s advisory clients in which our Manager may be considering making an investment on our behalf. As a consequence, that information, which could be of benefit to our Manager or us, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any TPG Fund (including any TRECO Fund) has or has considered making an investment or which is otherwise an advisory client of TPG may restrict or otherwise limit the ability of TPG or our Manager to engage in businesses or activities competitive with such companies.
•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that TPG and our Manager provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or policies of any such other person or entity are similar to those of ours, including, without limitation, the sponsoring, closing and/or managing of any TPG Fund (including the TRECO Funds). However, for so long as our Management Agreement is in effect and TPG controls our Manager, neither our Manager nor TPG Real Estate Management, LLC, which is the manager of TPG Real Estate Partners, will directly or indirectly form any other public vehicle in the U.S. whose strategy is to primarily originate, acquire and manage performing commercial mortgage loans. The respective investment guidelines and policies of our business and certain TPG Funds (including the TRECO Funds) overlap in part, and where these overlaps exist, investment opportunities will be allocated between us and the TPG Funds, including one or more of the TRECO Funds, in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such TPG Funds. The methodology applied between us and one or more of the TPG Funds, including the TRECO Funds, under TPG’s allocation policy may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such allocation policy and/or based only on the circumstances of those particular investments. TPG and our Manager may also give advice to TPG Funds, including the TRECO Funds, that may differ from advice given to us even though such TPG Funds’ investment objectives may be the same or similar to ours.
To the extent any TPG Funds, including a TRECO Fund, otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, then, pursuant to TPG’s allocation policy, investment opportunities that fall within such common objectives or guidelines will generally be allocated among our company and one or more of such TPG Funds, including a TRECO Fund, on a basis that our Manager and applicable TPG affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations:
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
•Investments in Different Levels or Classes of an Issuer’s Securities. We and the TPG Funds, including TRECO Funds, may make investments at different levels of an issuer’s or borrower’s capital structure (for example, an investment by a TPG Fund (such as a TRECO Fund) in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or in a different tranche of debt or equity with respect to an entity in which we have an interest. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by TPG Funds (including TRECO Funds). Such investments may conflict with the interests of such TPG Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for TPG Funds (including TRECO Funds) that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, TPG will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the TPG Funds, such as where TPG may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third-party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. While TPG will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among us and the TPG Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any such conflicts will be resolved in our favor.
•Co-Investments with Other TPG Vehicles. We may co-invest together with TPG investment vehicles (including TRECO Funds) in some of our investment opportunities. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when TPG investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us.
•Assignment and Sharing or Limitation of Rights. We may invest alongside TPG Funds (including TRECO Funds) and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such TPG Funds certain of our rights, in whole or in part, or agree to limit our rights, including in certain instances certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to ameliorate conflicts of interest which may in certain circumstances involve a forbearance of our rights. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in a TPG Fund exercising such rights in a way that is adverse to us.
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
•Pursuit of Differing Strategies. TPG and our Manager may determine that an investment opportunity may not be appropriate for us but may be appropriate for one or more of the TPG Funds (such as a TRECO Fund) or may decide that our company and certain of the TPG Funds (including the TRECO Funds) should take differing positions with respect to a particular investment. In these cases, TPG and our Manager may pursue separate transactions for us and one or more TPG Funds (such as a TRECO Fund). This may affect the market price or the terms of the particular investment or the execution of the transaction, or both, to the detriment or benefit of us and one or more TPG Funds. For example, a TPG investment manager may determine that it would be in the interest of a TPG Fund to sell a security that we hold long, potentially resulting in a decrease in the market price of the security held by us.
•Obtaining Financing from Other TPG Vehicles. We may from time to time obtain financing from one or more TPG Funds (including the TRECO Funds). We and/or TPG may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.
•Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among us and the TPG Funds that it manages. If the amount or structure of the base management fees, incentive compensation and/or our Manager’s or its affiliates’ compensation differs among us and the TPG Funds (including the TRECO Funds) (such as where certain TPG Funds pay higher base management fees, incentive compensation, performance-based management fees or other fees), our Manager or its affiliates might be motivated to help such TPG Funds (including TRECO Funds) over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s or its affiliates’ performance records or to derive other rewards, financial or otherwise, could influence our Manager or its affiliates in affording preferential treatment to TPG Funds (including TRECO Funds) over us. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such TPG Funds (including TRECO Funds). Additionally, our Manager might be motivated to favor TPG Funds, including TRECO Funds, in which it has an ownership interest or in which TPG has ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in us but holds investments in TPG Funds (such as the TRECO Funds), such investment professional’s conflicts of interest with respect to us may be more acute.
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
•Service Providers. Certain of our service providers or their affiliates (including administrators, lenders, brokers, property managers, attorneys, consultants and investment banking or commercial banking firms) also provide goods or services to, or have business, personal or other relationships with, TPG. Such service providers may be sources of investment opportunities, co-investors or commercial counterparties or portfolio companies of TPG Funds. Such relationships may influence our Manager in deciding whether to select such service providers. In certain circumstances, service providers or their affiliates may charge different rates or have different arrangements for services provided to TPG or TPG Funds as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by, or made with, us. In addition, in instances where multiple TPG businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by TPG rather than us.
•Material, Non-Public Information. We, directly or through TPG, our Manager or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of TPG which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect us.
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
•Transactions with TPG Funds. From time to time, we may enter into purchase and sale transactions with TPG Funds, including TRECO Funds. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of our Management Agreement (including the requirement that sales to, or acquisitions of investments or receipt of financing from, TPG, any TPG Fund or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations.
•Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by TPG Funds, including TRECO Funds. While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.
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
We conduct, and intend to continue to conduct, our operations so that we are not required to register as an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we conduct and intend to continue to conduct, our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusions from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Our interests in wholly-owned or majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C), as described below, Rule 3a-7, as described below, or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), do not constitute “investment securities.”
To maintain our status as a non-investment company, the securities issued to us by any of our existing wholly-owned or majority-owned subsidiaries or subsidiaries that we may form in the future, that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to maintain an exclusion or exemption from registration under the Investment Company Act. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may materially and adversely affect us.
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We will classify our assets of our subsidiaries relying on the Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets, which we refer to as “Qualifying Interests,” and (ii) at least 80% of its assets in Qualifying Interests and real estate-related assets. Qualifying Interests for this purpose include senior mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are Qualifying Interests for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes, CRE debt securities and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. The SEC has not published guidance with respect to the treatment of the pari passu participation interests in senior mortgage loans held by certain of our subsidiaries for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance applicable to the participation interests, we intend to treat such participation interests as real estate-related assets. Because of the composition of the assets of our subsidiaries that own such participation interests, we currently treat such subsidiaries as excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, and treat the securities issued by them to us as “investment securities” for purposes of the 40% test.
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
The laws and regulations governing our operations or those of our competitors, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We may be required to adopt or suspend certain business practices as a result of any changes, which could impose additional costs on us, which could materially and adversely affect us. Furthermore, if “regulatory capital” or “capital adequacy” requirements—whether under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III, or other regulatory action—are further strengthened or expanded with respect to lenders that provide us with debt financing, or were to be imposed on us directly, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and other investments and reduce our liquidity or require us to sell assets at an inopportune time or unfavorable price.

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
We rely heavily on TPG’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which are continually evolving and may increase in sophistication and frequency in the future. Attacks on TPG and its affiliates and their portfolio companies’ and service providers’ systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage the TPG systems on which we rely, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. TPG, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect TPG or us. For example, the information and technology systems of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and its and our potential investments. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our or TPG's reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on TPG or its affiliates.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although TPG has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Although TPG has processes to oversee and identify material risks associated with the use of third party service providers, TPG does not control the cybersecurity plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to TPG, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately.
The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in TPG’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of TPG and its portfolio entities. We, TPG or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to our or their reputations, legal claims that we or they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our and their businesses and financial performance.
Even if we or TPG are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we or TPG do business, may occur, and such events could disrupt our or TPG’s normal business operations and networks in the future.
In addition, we and TPG operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and TPG operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or TPG’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, TPG’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or TPG’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or TPG fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or investors in the TPG Funds and TPG clients to lose confidence in the effectiveness of our or TPG’s security measures.
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
Accounting rules for transfers of financial assets, consolidation of variable interest entities, allowance for loan losses, valuation of assets and liabilities, and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated historical financial statements and our ability to timely prepare our consolidated historical financial statements. Our inability to timely prepare our consolidated historical financial statements in the future could materially and adversely affect us.
Risks Related to our REIT Status and Certain Other Tax Items
If we fail to remain qualified as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We currently intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. We have not requested nor obtained a ruling from the IRS as to our REIT qualification. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our investments, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, which in each case would increase the amount we are required to distribute to shareholders without corresponding receipt of cash. For example, we may be required to accrue income from mortgage loans, CRE debt securities and other types of debt investments or interests in debt investments before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, which could increase our “phantom income” and REIT distribution requirement.
We may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income and increasing our REIT distribution requirement but not having a corresponding amount of cash available for distribution to our stockholders.
As a result, we may find it difficult or impossible to meet the REIT distribution requirements from our ordinary operations in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to do any of the following in order to comply with the REIT requirements: (i) sell assets in adverse market conditions, (ii) raise funds on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of shares of our common stock, as part of a distribution in which stockholders may elect to receive shares (subject to a limit measured as a percentage of the total distribution). These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could materially and adversely affect us.

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
Additionally, we generally are required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, which could increase our “phantom income.”
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
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% U.S. federal income tax on any resultant gain if we sell assets in transactions that are treated as prohibited transactions.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Any income from a properly identified hedging transaction we enter into either (i) to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable U.S. Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in such TRS.
If our subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.
We indirectly (through disregarded subsidiaries and a TRS) own 100% of the common shares of a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made annual “protective” TRS elections with respect to our subsidiary REIT and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us.
Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REIT to qualify as a REIT, such subsidiary REIT would be subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.
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
•publication of research reports, including by short sellers, or speculation in the press or the investment community, about us or the commercial real estate industry;
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
In May 2020, we issued warrants (the “Warrants”) entitling the third-party holder, PE Holder, L.L.C., to purchase up to 12,000,000 shares of our common stock. The Warrants had an initial exercise price of $7.50 per share. The exercise price of the Warrants is subject to certain adjustments. Pursuant to the warrant agreement between the Company and PE Holder, L.L.C., and due to the Company’s payment of non-qualifying dividends during the year ended December 31, 2023, the exercise price of the Warrants has been reduced to $6.89 per share. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Company and PE Holder, L.L.C. have also entered into a registration rights agreement pursuant to which PE Holder, L.L.C. is entitled to customary registration rights with respect to the shares of our common stock for which the Warrants may be exercised. Exercise of the Warrants will dilute our then-existing stockholders’ interests in us.
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
We have in the past deferred the payment of our cash dividends and reduced the authorized amount of our cash dividends. No assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
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
These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination between us and any other person, provided that such business combination is first approved by our board of directors. In addition, our board of directors has specifically exempted PE Holder, L.L.C. (or any of its affiliates) (the “Purchase Parties”) from the provisions of the business combination provisions of the MGCL, and such exemption may not be revoked, altered or repealed, in whole or in part, until such time as the Purchase Parties no longer own any shares of our stock.
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
Our charter provides that, subject to the rights of holders of one or more classes or series of preferred stock, a director may be removed from office at any time, but only for cause (as defined in our charter) and then only by the affirmative vote of at least two-thirds of all the votes of stockholders entitled to be cast generally in the election of directors. Vacancies on our board of directors may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any individual elected to fill such a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until his or her successor is duly elected and qualifies. These requirements make it more difficult for our stockholders to effect changes to our management by removing and replacing directors and may prevent a change in control of our company that is otherwise in the best interests of our stockholders.
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
In addition, the taking by a TPG Director/Officer for himself or herself, or the offering or other transfer to another person or entity, of any potential business opportunity whether pursuant to our charter or otherwise, will not constitute or be construed or interpreted as (a) an act or omission of the TPG Director/Officer committed in bad faith or as the result of active or deliberate dishonesty or (b) receipt by the TPG Director/Officer of an improper benefit or profit in money, property, services or otherwise.
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
Our charter and bylaws also permit us, with the approval of our board of directors, to indemnify and advance expenses to any person who served a predecessor of ours in any of the capacities described above and to any employee or agent of our company or a predecessor of our company.
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
Geopolitical instability, including conflicts between Hamas and Israel and Russia and Ukraine, actual and potential shifts in U.S. and foreign trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.
Additionally, certain properties that secure a portion of our mortgage loan portfolio, such as those for offices, hospitality or residential tenants, could be especially vulnerable to various macroeconomic pressures. For example, in times of economic downturn, office tenants typically reduce their average occupancy as employment levels are reduced, lowering their need for office space. Similarly, consumer behavior related to discretionary spending and traveling, including demand for hotels, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from macroeconomic pressures. Further, with increased employer flexibility and employee demand for work-from-home arrangements, current and prospective residents may be less likely to live in dense urban centers or multifamily housing and office tenants may further reduce their average occupancy of office space. Any negative macroeconomic impact on these types of properties specifically, or the economy generally, could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.
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
We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our securities. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our Manager’s personnel, systems and resources. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims.
Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our borrowers fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.
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
There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S., as well as globally. While protests were peaceful in many locations, looting, vandalism and fires occurred in cities, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of the demonstrations, protests or other factors is uncertain, and there may be further political or social unrest in the future or other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG, a leading global alternative asset management firm, founded in San Francisco in 1992, with $222 billion of assets under management (as of December 31, 2023) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate and market solutions. We, in conjunction with our Manager and TPG, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include responses to and assessments of internal and external threats to the security, confidentiality, integrity and availability of our and TPG’s data and systems along with other material risks to firm operations. As part of its collective risk management process, TPG engages outside providers to conduct periodic internal and external penetration testing. TPG also uses the NIST Cybersecurity Framework to assess our cybersecurity controls. TPG stores data, including ours, in cloud environments with security that we believe is appropriate for the data involved, and has adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery.
Governance
Our board of directors has responsibility for the direction and oversight of our risk management. Our board of directors administers this oversight function directly, with support from its committees. In particular, the audit committee of our board of directors (the “audit committee”) has the responsibility to consider and discuss our major financial risk exposures and the steps our Manager takes, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to overseeing the performance of our internal audit function.
With respect to cybersecurity, the audit committee engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. In addition, TPG’s chief information security officer briefs the audit committee on TPG’s information security program and cybersecurity risks at least annually, and will brief the audit committee as needed in connection with any potentially material cybersecurity incidents affecting the Company. Annual briefings of the audit committee by TPG’s chief information security officer typically include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on TPG’s information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an enterprise risk committee (“ERC”) to manage overall risk, including cybersecurity risks identified by the cybersecurity team. The ERC includes representatives from relevant functions and is led by TPG’s chief executive officer. TPG has also established an operational risk committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of TPG’s risk management, control and governance processes is assigned to TPG’s chief information security officer, who reports, among other things, potentially material cybersecurity incidents to the ORC and, in coordination with TPG’s chief information officer, reports to the ERC at least annually. TPG’s chief information security officer leads TPG’s cybersecurity team, which includes individuals dedicated to incident detection and response. This team is responsible for identifying threats that can impact TPG and the Company, and designing controls to mitigate vulnerabilities before they are exploited and to detect and neutralize any threats that do materialize. TPG’s chief information security officer and TPG’s chief information officer each have more than 20 years of experience in their fields. TPG’s chief information security officer and other senior members of TPG’s cybersecurity team hold industry standard certifications.
TPG employs processes to oversee and identify material risks associated with the use of third-party service providers, taking into account the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider.
As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties.
Our principal executive office is located in leased space at 888 Seventh Avenue, 35th Floor, New York, New York 10106. Our principal administrative office is located in leased space at 301 Commerce Street, 33rd Floor, Fort Worth, Texas 76102. We consider these facilities to be suitable and adequate for the management and operations of our business.
For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio Overview.”
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Performance
Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 20, 2024, there were approximately 50 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from December 31, 2018 through December 31, 2023, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the Bloomberg REIT Mortgage Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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
This section discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a period of sustained high interest rates, inflation, stress to the commercial banking systems of the U.S. and Western Europe, geopolitical tensions, concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, stress to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declining commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and maintain high levels of liquidity during 2023. From January 1, 2023 through December 31, 2023, we originated four first mortgage transitional loans, with total commitments of $229.4 million, an initial unpaid principal balance of $196.7 million, and unfunded commitments at closing of $32.7 million.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in this Form 10-K.
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global, alternative asset management firm, founded in San Francisco in 1992, with $222 billion of assets under management (as of December 31, 2023) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s executive committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-K.

Fourth Quarter 2023 Activity
Operating Results:
•Recognized Net income (loss) attributable to common stockholders of $2.6 million, compared to ($64.6) million for the three months ended September 30, 2023, an increase of $67.3 million.
•Produced Net interest income of $21.3 million, resulting from interest income of $84.1 million and interest expense of $62.8 million. Net interest income increased $1.7 million compared to the three months ended September 30, 2023.
•Generated Distributable Earnings (Loss) of ($159.7) million, compared to ($103.7) million for the three months ended September 30, 2023, a decrease of $56.0 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $166.9 million, for a total allowance for credit losses of $69.8 million, or 190 basis points of total loan commitments of $3.7 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended December 31, 2023.
Investment Portfolio Activity:
•Originated one first mortgage loan with a total loan commitment of $62.0 million, an initial unpaid principal balance of $48.3 million, an unfunded loan commitment of $13.7 million, an interest rate of Term SOFR plus 3.50%, and an interest rate floor of 3.50%.
•Funded $34.6 million in future funding obligations associated with existing loans.
•Received one full loan repayment of $70.0 million, and partial principal payments of $30.2 million related to three loans, and cost-recovery proceeds of $2.9 million across three loans for total loan repayments of $103.1 million.
•Sold an office loan and a multifamily loan with an aggregate unpaid principal balance of $212.0 million for $127.7 million, resulting in a loss on sale of $78.2 million, including transaction costs of $2.8 million.
•Acquired three office properties through deeds-in-lieu of foreclosure and one multifamily property through a UCC equity foreclosure with an aggregate carrying value at December 31, 2023 of $152.0 million and a fair value at foreclosure of $152.0 million.
•Sold a multifamily property classified as real estate owned for net proceeds of $75.4 million, resulting in a gain on sale of real estate, net of $7.0 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2022-FL5 one time, recycling loan repayments of $48.3 million.
•Closed a $90.6 million loan financing facility with a global bank which provides asset-specific financing on a non-mark-to-market basis with matched term.
Full Year 2023 Activity
Operating Results:
•Recognized Net (loss) attributable to common stockholders of ($130.9) million, or ($1.69) per diluted share, and Distributable Earnings (Loss) of ($264.1) million or ($3.40) per diluted share.
•Produced Net interest income of $88.7 million, resulting from interest income of $362.6 million and interest expense of $273.9 million.
•Declared dividends of $76.0 million, or $0.96 per common share, representing a 14.8% annualized dividend yield based on the December 29, 2023 closing price of $6.50.
Investment Portfolio Activity:
•Originated four first mortgage loans with total loan commitments of $229.4 million, an aggregate initial unpaid principal balance of $196.7 million, unfunded loan commitments of $32.7 million, a weighted average interest rate of Term SOFR plus 4.30%, and a weighted average interest rate floor of 3.59%.
•Funded $140.5 million in future funding obligations associated with existing loans.
•Received loan repayments, in whole and in part, of $907.0 million including cost-recovery proceeds and accrued PIK interest.
•Sold three office loans, a mixed-use loan and a multifamily loan with an aggregate unpaid principal balance of $564.9 million for $349.5 million, resulting in a loss on sale of $212.4 million, including transaction costs of $5.9 million.
•Acquired four office properties through deeds-in-lieu of foreclosure and one multifamily property through a UCC equity foreclosure with an aggregate carrying value at December 31, 2023 of $199.8 million and a fair value at foreclosure of $198.0 million.
•Acquired through foreclosure a multifamily property with a fair value at foreclosure of $71.1 million and subsequently sold for net proceeds of $75.4 million, resulting in a gain on sale of real estate, net of $7.0 million.

Investment Portfolio Financing Activity and Liquidity:
•Utilized the reinvestment feature in TRTX 2021-FL4 16 times, recycling loan repayments of $384.4 million and in TRTX 2022-FL5 three times, recycling loan repayments of $80.1 million.
•Available near-term liquidity as of December 31, 2023 of $480.0 million was comprised of:
•$206.4 million of cash-on-hand, of which $191.4 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•$247.2 million of cash in our CRE CLOs available for investment in eligible collateral.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $24.8 million under secured credit agreements with five lenders, and $1.6 million under asset-specific financing arrangements.
We have financed our loan investments as of December 31, 2023 utilizing three CRE CLOs totaling $1.9 billion, one of which is open for reinvestment of eligible loan collateral at quarter end, $0.8 billion under secured credit agreements with total commitments of $2.2 billion provided by five lenders, $274.2 million under asset-specific financing arrangements, and $23.8 million under our $290.0 million secured revolving credit facility. As of December 31, 2023, 63.6% of our borrowings were pursuant to our CRE CLO vehicles, 27.3% were pursuant to our secured credit agreements and secured revolving credit facility and 9.1% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 73.5% of total loan portfolio borrowings as of December 31, 2023.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of December 31, 2023, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 2.00% (2.00% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 1.3 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per common share, Distributable Earnings, and book value per common share. As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current investment activity and operations.
For the three months ended December 31, 2023, we recorded net income attributable to common stockholders of $0.03 per diluted common share, an increase of $0.86 per diluted common share from the three months ended September 30, 2023, of which $0.75 per diluted common share relates to a decrease in our credit loss expense during the fourth quarter of 2023, which totaled $17.3 million as compared to $75.8 million during the third quarter of 2023.
Distributable Earnings (loss) per diluted common share was ($2.05) for three months ended December 31, 2023, a decrease of $0.72 per diluted common share from the three months ended September 30, 2023. The decrease in Distributable Earnings (loss) per diluted common share was primarily due to an increase in realized losses on loan sales and REO conversions of $0.86 per diluted common share during the fourth quarter of 2023, partially offset by $0.09 per diluted common share attributable to gain on sale of real estate owned, net during the fourth quarter of 2023.
For the three months ended December 31, 2023, we declared a cash dividend of $0.24 per common share which was paid on January 25, 2024.
Our book value per common share as of December 31, 2023 was $11.86, a decrease of $2.62 per common share from our book value per common share as of December 31, 2022 of $14.48, primarily due to an increase in credit loss expense during the year ended December 31, 2023 of $189.9 million, or $2.44 per common share.
The following table sets forth the calculation of basic and diluted net income (loss) attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2023	September 30, 2023	2023	2022
Net (loss)	$6,381	$(61,213)	$(116,630)	$(60,066)
Preferred stock dividends(1)	(3,148)	(3,148)	(12,592)	(12,592)
Participating securities' share in earnings	(601)	(275)	(1,683)	(986)
Net income (loss) attributable to common stockholders - see Note 11	$2,632	$(64,636)	$(130,905)	$(73,644)
Weighted average common shares outstanding, basic	77,739,148	77,730,715	77,575,788	77,296,524
Incremental shares of common stock issued from the assumed exercise of warrants	—	—	—	—
Weighted average common shares outstanding, diluted - see Note 11	77,739,148	77,730,715	77,575,788	77,296,524
Earnings (loss) per common share, basic(2)	$0.03	$(0.83)	$(1.69)	$(0.95)
Earnings (loss) per common share, diluted(2)	$0.03	$(0.83)	$(1.69)	$(0.95)
Dividends declared per common share	$0.24	$0.24	$0.96	$0.96
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months ended December 31, 2023 and September 30, 2023 and the year ended December 31, 2023 and 2022.
(2)Basic and diluted earnings (loss) per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Distributable Earnings
Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses from loan write-offs, loan sales and other loan resolutions (including conversions to REO), regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash stock compensation expense, (ii) depreciation and amortization expense, (iii) unrealized gains (losses) (including credit loss expense (benefit), net), and (iv) certain non-cash or income and expense items. The exclusion of depreciation and amortization expense from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2023	September 30, 2023	2023	2022
Net (loss) income attributable to common stockholders - see Note 11	$2,632	$(64,636)	$(130,905)	$(73,644)
Utilization of capital loss carryforwards(1)	—	—	—	(13,291)
Non-cash stock compensation expense	3,259	1,153	8,029	5,052
Depreciation and amortization	1,219	1,394	3,577	—
Credit loss expense, net	17,254	75,805	189,912	172,982
Distributable earnings before realized losses from loan sales and other loan resolutions	$24,364	$13,716	$70,613	$91,099
Realized loss on loan write-offs, loan sales and REO conversions	(184,112)	(117,461)	(334,727)	$(4,400)
Distributable (loss) earnings	$(159,748)	$(103,745)	$(264,114)	$86,699
Weighted average common shares outstanding, basic	77,739,148	77,730,715	77,575,788	77,296,524
Incremental shares of common stock issued from the assumed exercise of warrants	—	—	—	2,881,459
Weighted average common shares outstanding, diluted - see Note 11	77,739,148	77,730,715	77,575,788	80,177,983
Distributable (loss) earnings per common share, basic	$(2.05)	$(1.33)	$(3.40)	$1.12
Distributable (loss) earnings per common share, diluted	$(2.05)	$(1.33)	$(3.40)	$1.08
____________________________
(1)For the year ended December 31, 2022, capital loss carryforwards were utilized to offset the $13.3 million of taxable capital gain realized from the sale of REO.

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	December 31, 2023	December 31, 2022
Total stockholders’ equity	$1,124,785	$1,321,996
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$923,410	$1,120,621
Number of common shares outstanding at period end	77,868,565	77,410,282
Book value per common share	$11.86	$14.48
Investment Portfolio Overview
Our interest-earning assets are comprised entirely of a portfolio of floating rate, first mortgage loans, or in limited instances, contiguous mezzanine loans. As of December 31, 2023, our loans held for investment portfolio consisted of 53 first mortgage loans (or interests therein) totaling $3.7 billion of commitments with an unpaid principal balance of $3.5 billion. As of December 31, 2023, 100% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans or, in one instance, a first mortgage loan and contiguous mezzanine loan both owned by us. As of December 31, 2023, we had $183.3 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of December 31, 2023, we owned four office properties and one multifamily property with an aggregate carrying value of $199.8 million.
During the three months ended December 31, 2023, we funded $34.6 million of deferred future fundings related to previously originated loans. We received proceeds from one loan repayment in-full of $70.0 million, and principal amortization of $30.2 million across three loans, for total loan repayments of $100.2 million during the period. We received cost-recovery proceeds from three non-accrual loans of $2.9 million. Additionally, we sold two mortgage loans with an aggregate unpaid principal balance of $212.0 million for $127.7 million, resulting in a loss on sale of $78.2 million, including transaction costs of $2.8 million.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,	Year Ended,
	December 31, 2023	December 31, 2023
Loan originations and acquisitions — initial funding	$48,300	$196,690
Other loan fundings(1)	34,643	140,547
Loan repayments	(100,151)	(890,566)
Accrued PIK interest repayments	—	(542)
Cash interest received and applied under cost recovery method to reduce loan principal	(2,919)	(15,894)
Realized loss on loan write-offs, loan sales, and REO conversions	(184,112)	(334,727)
Loan extinguishment upon conversion to REO(2)	(148,030)	(263,740)
Loan sales	(133,843)	(352,514)
Total loan activity, net	$(486,112)	$(1,520,746)
_______________________________
(1)Additional fundings made under existing loan commitments.
(2)For the three months ended December 31, 2023, includes extinguishment of four first mortgage loans with an aggregate unpaid principal balance of $254.0 million pursuant to loan conversions to REO in December 2023 as a result of our acquisition of the underlying property pursuant to a foreclosure or deed-in-lieu of foreclosure. For the year ended December 31, 2023, includes extinguishment of six first mortgage loans with an aggregate unpaid principal balance of $386.1 million pursuant to loan conversions to REO in December 2023, August 2023 and April 2023 as a result of our acquisition of the underlying properties pursuant to foreclosure or a deed-in-lieu of foreclosure, as applicable. The REO associated with the August 2023 loan conversion was sold during the three months ended December 31, 2023.
For the three months ended December 31, 2023, we generated interest income of $84.1 million and incurred interest expense of $62.8 million, which resulted in net interest income of $21.3 million.

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2023 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	53	53
Floating rate loans	100.0%	100.0%
Total loan commitments	$3,666,173	$3,666,173
Unpaid principal balance(2)	$3,484,052	$3,484,052
Unfunded loan commitments(3)	$183,293	$183,293
Amortized cost	$3,476,776	$3,476,776
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.6	2.6
Weighted average LTV(6)	67.3%	67.3%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2023.
(2)Unpaid principal balance includes PIK interest of $1.2 million as of December 31, 2023.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2023, all of our loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2023, based on the unpaid principal balance of our total loan exposure, 8.4% of our loans were subject to yield maintenance or other prepayment restrictions and 91.6% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2023, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of December 31, 2023 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$1,975,168	$1,878,982	0.16%
0.51% to 1.00%	472,535	466,922	0.92
1.01% to 1.50%	214,000	214,000	1.44
1.51% to 2.00%	170,400	157,814	1.94
2.01% to 2.50%	272,403	240,830	2.31
2.51% to 3.00%	227,107	227,107	3.00
3.01% to 3.50%	105,600	85,530	3.39
3.51% or greater	228,960	212,867	4.26
Total	$3,666,173	$3,484,052	1.09%
_________________________________
(1)Excludes capitalized interest of $1.2 million relating to previously modified loans.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
During the year ended December 31, 2023, we acquired four office properties and two multifamily properties, each of which were collateral for first mortgage loans. We sold one of the two multifamily properties acquired during the year ended December 31, 2023 to a third party.
In April 2023, we acquired an office property in Houston, TX pursuant to a negotiated deed-in-lieu of foreclosure. During the second quarter of 2023, we recognized the property as REO with a carrying value of $46.0 million, which included the estimated fair value of the property.
In August 2023, we acquired a multifamily property under development in Los Angeles, CA pursuant to a non-judicial foreclosure. During the third quarter of 2023, we recognized the property as REO with a carrying value of $71.1 million, which included the estimated fair value of the property. During the fourth quarter of 2023, we sold the property for net proceeds of $75.4 million and recognized a gain on sale of real estate, net of $7.0 million.
In December 2023, we acquired an office property in Manhattan, NY pursuant to a negotiated deed-in-lieu of foreclosure. During the fourth quarter of 2023, we recognized the property as REO with a carrying value of $40.0 million, which included the estimated fair value of the property.
In December 2023, we acquired an office property in San Mateo, CA pursuant to a negotiated deed-in-lieu of foreclosure. During the fourth quarter of 2023, we recognized the property as REO with a carrying value of $20.0 million, which included the estimated fair value of the property.
In December 2023, we acquired an office property in Orange, CA pursuant to a negotiated deed-in-lieu of foreclosure. During the fourth quarter of 2023, we recognized the property as REO with a carrying value of $20.0 million, which included the estimated fair value of the property.
In December 2023, we acquired a multifamily property in Arlington Heights, IL through a UCC equity foreclosure. During the fourth quarter of 2023, we recognized the property as REO with a carrying value of $72.0 million, which included the estimated fair value of the property.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of December 31, 2023 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$47,791
Office	Manhattan, NY	December 2023	40,041
Office	San Mateo, CA	December 2023	20,021
Office	Orange, CA	December 2023	19,968
Multifamily	Arlington Heights, IL	December 2023	72,000
			$199,821

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	December 31, 2023		December 31, 2022
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	2	99,000	8	511,878
3	47	3,160,928	46	3,231,324
4	4	216,848	12	990,337
5	—	—	4	245,135
Totals	53	$3,476,776	70	$4,978,674
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	December 31, 2023			December 31, 2022
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	28	$1,732,023	3.0	35	$2,365,481	3.0
Office	8	685,197	3.1	17	1,396,005	3.6
Hotel	7	373,980	2.8	7	466,311	2.7
Life Science	4	372,324	3.0	4	310,577	3.0
Mixed-Use	2	108,906	3.7	3	268,107	3.7
Industrial	2	99,197	3.0	2	86,746	2.7
Self Storage	1	66,818	3.0	1	56,804	3.0
Other	1	38,331	3.0	1	28,643	3.0
Totals	53	$3,476,776	3.0	70	$4,978,674	3.2
The weighted average risk rating of our loan portfolio was 3.0 as of December 31, 2023, as compared to 3.2 as of December 31, 2022.

During the three months ended December 31, 2023, as part of our quarterly risk rating process, we assigned an initial risk rating of "3" to a newly-originated multifamily loan. We downgraded one multifamily loan and one mixed-use loan from "2" to "3" due to decreases in occupancy at each of the underlying properties, and we downgraded one multifamily loan from "3" to "4" due to a decrease in operating performance. We received repayment in full of one loan with a unpaid principal balance of $70.0 million and a risk rating of "3" as of September 30, 2023. We converted to REO three office loans, each with a risk rating of "5" and one multifamily loan with a risk rating of "4". We sold a multifamily loan and an office loan with an aggregate unpaid principal balance of $212.0 million, both with risk ratings of "5" as of September 30, 2023.
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
During the three months ended June 30, 2023, as part of our quarterly risk rating process, we downgraded three loans from risk category "4" to "5". We downgraded two office loans and one mixed-use loan from risk category "4" to "5" due to the continued deterioration of the office sector and property-specific operating trends. During the three months ended June 30, 2023, we received repayment in full of four loans with a total unpaid principal balance of $236.0 million and a weighted average risk rating of 2.8 as of March 31, 2023. The four loan repayments were included within our office and multifamily property categories. Additionally, during the three months ended June 30, 2023, we sold one office loan with an unpaid principal balance of $71.3 million with a risk rating of "5" as of March 31, 2023.
During the three months ended March 31, 2023, as part of our quarterly risk rating process, we upgraded one loan and did not downgrade any of our loans. We upgraded one hotel loan from risk category "4" to "3" due to continued improvement in property-level operating performance. During the three months ended March 31, 2023, we received repayment in full of three loans with a total unpaid principal balance of $144.4 million and a weighted average risk rating of 3.1 as of December 31, 2022. The three loan repayments were included within our office, multifamily, and industrial property categories and had risk ratings of "4", "3", and "2", respectively, as of December 31, 2022. The two new loan investments made during the three months ended March 31, 2023 were assigned an initial risk rating of "3".
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. We continue to work with our borrowers to address issues as they arise while seeking to preserve the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.

Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2023, we recorded a decrease of $144.8 million in our allowance for credit losses resulting in an aggregate CECL reserve of $69.8 million at year-end. The decrease in our allowance for credit losses was primarily attributable to loan resolutions during the year, including loan sales and REO conversions. This decrease was partially offset by an increase in the general reserve which includes macroeconomic assumptions that reflect ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the possibility of an economic recession, limited liquidity in the capital markets, distress in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
While the ultimate impact of the macroeconomic outlook and property performance trends remain uncertain, we selected our macroeconomic outlook to address this uncertainty, and made specific forward-looking adjustments to the inputs of our loan-level calculations to reflect collateral operating performance, credit structure features of loan documents, variability in an economic climate marked by sustained higher interest rates, and other impacts to the broader economy.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2023
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$67,092	$3,484,052	$2,679	$183,293	$3,666,173	190	bps
Specific reserve	—	—	—	—	—
Total	$67,092	$3,484,052	$2,679	$183,293	$3,666,173	190	bps
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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	December 31, 2023	December 31, 2022
Collateralized loan obligations	$1,919,790	$2,461,170
Secured credit agreements	799,518	1,108,386
Secured revolving credit facility	23,782	44,279
Asset-specific financing arrangements	274,158	565,376
Mortgage loan payable	31,200	—
Total	$3,048,448	$4,179,211
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of December 31, 2023, non-mark-to-market financing sources accounted for 73.5% of our total loan portfolio borrowings. The remaining 26.5% of our loan portfolio borrowings, comprised primarily of our five secured credit agreements, are subject to credit marks only. As of December 31, 2023, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			December 31, 2023			December 31, 2022
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$293,597	$293,597	$—	$385,338	$385,338
Wells Fargo	Credit	25.0%	—	335,606	335,606	—	422,002	422,002
Barclays	Credit	25.0%	—	132,626	132,626	—	96,926	96,926
Morgan Stanley	Credit	25.0%	—	1,824	1,824	—	55,579	55,579
JP Morgan(1)	Credit and Spread	25.0%	—	—	—	—	112,676	112,676
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
Institutional Lender 1(2)	Credit	25.0%	—	—	—	—	—	—
			—	799,518	799,518	—	1,108,386	1,108,386
Secured revolving credit facility
Syndicate lenders	None	100.0%	23,782	—	23,782	44,279	—	44,279

Asset-specific financing
HSBC Facility	None	20.0%	82,143	—	82,143	—	—	—
BMO Facility	None	25.0%	29,110	—	29,110	47,545	—	47,545
Institutional Lender 2	None	n.a	141,526	—	141,526	392,070	—	392,070
Customers Bank	None	n.a	21,379	—	21,379	20,609	—	20,609
Axos Bank	None	15.0%	—	—	—	105,152	—	105,152
			274,158	—	274,158	565,376	—	565,376
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	154,291	—	154,291	516,639	—	516,639
TRTX 2021-FL4	None	n.a	858,468	—	858,468	1,037,500	—	1,037,500
TRTX 2022-FL5	None	n.a	907,031	—	907,031	907,031	—	907,031
			1,919,790	—	1,919,790	2,461,170	—	2,461,170

Total indebtedness			$2,217,730	$799,518	$3,017,248	$3,070,825	$1,108,386	$4,179,211
Percentage of total indebtedness			73.5%	26.5%	100.0%	73.5%	26.5%	100.0%
________________________________
(1)We opted not to exercise our option to extend this facility. Accordingly, this facility terminated by its terms on December 29, 2023.
(2)We opted not to exercise our option to extend this facility. Accordingly, this facility terminated by its terms on October 30, 2023.

Secured Credit Agreements
As of December 31, 2023, aggregate borrowings outstanding under our secured credit agreements totaled $0.8 billion. As of December 31, 2023, the overall weighted average interest rate was the benchmark interest rate plus 2.00% per annum and the overall weighted average advance rate was 77.7%. As of December 31, 2023, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 1.3 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of December 31, 2023 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs(6)	$500,000	$376,694	77.7%	$298,190	$293,597	$4,593	$201,810	2.16%	08/19/24
Wells Fargo	500,000	440,804	78.9	347,385	335,606	11,779	152,615	1.90	04/18/25
Barclays	500,000	178,827	75.3	132,626	132,626	—	367,374	1.98	08/13/26
Morgan Stanley	500,000	10,570	80.0	8,456	1,824	6,632	491,544	1.85	05/04/24
Bank of America	200,000	50,194	75.0	37,645	35,865	1,780	162,355	1.75	06/06/26
Totals / weighted average	$2,200,000	$1,057,089	77.7%	$824,302	$799,518	$24,784	$1,375,698	2.00%
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
(6)On January 31, 2024, we executed a two-year extension of the secured credit agreement through August 19, 2026. During the two-year extension period, new and revolving borrowings are permitted, after which the secured credit agreement automatically enters a two-year term-out period through August 19, 2028.
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

Each of the recourse secured credit agreements have “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.
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
As of December 31, 2023, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.3% compared to 21.9% as of December 31, 2022.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million, secured revolving credit facility with a syndicate of 5 banks to provide interim funding of up to 180 days for newly-originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2023, the weighted average unused fee was 20 basis points. This facility is 100% recourse to Holdco. As of December 31, 2023, we pledged one loan investment with a collateral principal balance of $32.8 million and had outstanding Term SOFR-based borrowings of $23.8 million.
Asset-Specific Financing Arrangements
As of December 31, 2023, we had four separate asset-specific financing arrangements with four third-party lenders. On December 5, 2023, we closed a $90.6 million loan financing facility (the "HSBC Facility"). The HSBC Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 20% recourse to Holdco. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On September 1, 2022, we closed a $397.9 million asset-specific financing arrangement with an Institutional Lender ("Institutional Lender 2"). The arrangement provides non-mark-to-market matched term, non-recourse financing. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	December 31, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
HSBC Facility	1	$90,564	$82,143	$81,351	2.1%	3.5	3	$117,343	$116,694	3.5
BMO Facility	1	200,000	29,110	28,883	2.0%	3.7	1	37,623	37,370	3.7
Institutional Lender 2(4)	1	141,526	141,526	141,526	3.5%	1.1	2	136,057	134,319	1.4
Customers Bank	1	23,250	21,379	21,050	2.5%	3.7	1	28,956	28,784	3.7
Total / weighted average		$455,340	$274,158	$272,810	2.8%	2.3 years		$319,979	$317,167	2.6 years
_______________________
(1)Net of $1.3 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan asset are exercised by the borrower.
(4)Collateral includes one loan and a receivable owed pursuant to the terms of a co-lender agreement and servicing agreement, of which $88.0 million of this borrowing was repaid in January 2024.

Collateralized Loan Obligations
As of December 31, 2023, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $1.9 billion, financing $2.5 billion, or 71.5%, of our loans held for investment portfolio, and holding $247.2 million of cash for investment in eligible loan collateral. As of December 31, 2023, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 63.6% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.95%, have a weighted average advance rate of 79.3%, and include a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	December 31, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	5	Term SOFR(4)	$345,150	$220,562	3.66%	1.7
Financing provided	1	Term SOFR(4)	154,291	154,291	2.38%	10.8
TRTX 2021-FL4
Collateral loan investments	21	Term SOFR(5)	1,070,968	961,604	3.63%	2.5
Financing provided	1	Term SOFR(5)	858,468	856,747	1.80%	14.2
TRTX 2022-FL5
Collateral loan investments	15	Term SOFR(6)	1,075,000	1,059,239	3.61%	3.0
Financing provided	1	Term SOFR(6)	907,031	904,136	2.02%	15.1
Total
Collateral loan investments(7)	41	Term SOFR	$2,491,118	$2,241,405	3.62%	2.6 years
Financing provided(8)	3	Term SOFR	$1,919,790	$1,915,174	1.95%	14.3 years
________________________________
(1)Includes loan amounts held in our CRE CLO investment structures and does not include other loans held for investment, net of $3.9 million held within the Sub-REIT structure.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of underlying loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. We exercised our right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO. As of December 31, 2023, the TRTX 2019-FL3 mortgage assets are indexed to Term SOFR.
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
(6)We had the ability to convert the interest rate benchmark from Compounded SOFR to Term SOFR once 50% of the underlying mortgage loans were converted to Term SOFR. On September 12, 2023, the benchmark interest rate for borrowings under TRTX 2022-FL5 was converted from Compounded SOFR to Term SOFR. As of December 31, 2023, all of the TRTX 2022-FL5 mortgage assets are indexed to Term SOFR.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.9%, 30.7% and 30.9% of the aggregate unpaid principal balance of our loans held for investment portfolio as of December 31, 2023.
(8)During the three months ended December 31, 2023, we recognized interest expense of $38.2 million, which includes $1.5 million of deferred financing cost amortization. During the year ended December 31, 2023, we recognized interest expense of $153.3 million, which includes $5.0 million of deferred financing cost amortization.
During the year ended December 31, 2023, we utilized our eligible reinvestment feature related to TRTX 2021-FL4 sixteen times, recycling repayment of loan principal received of $384.4 million. During the year ended December 31, 2023, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 three times, recycling $80.1 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, we committed to contribute certain assets and completed the contribution process by mid-May 2023.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for details about our CRE CLO reinvestment feature.

Mortgage Loan Payable
Through a wholly-owned, special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five year term and bears interest at a rate of 7.7%. As of December 31, 2023, the carrying value of the loan was $30.6 million.
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
As of December 31, 2023, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-K.
We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2023. Effective September 30, 2023, we obtained from our lenders a waiver with respect to the minimum interest coverage ratio covenant. This waiver reduced the minimum interest coverage ratio to 1.30 to 1.0 from 1.40 to 1.0 for the quarters ended September 30, 2023 and December 31, 2023. The interest coverage ratio threshold will revert to 1.40 to 1.0 for the quarter ending March 31, 2024 and thereafter. We were in compliance with all financial covenants for our secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2023, 100.0% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.5 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 1.2% of our liabilities. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of December 31, 2023 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,484,052
Floating rate mortgage loan liabilities(1)(2)	(3,017,248)
Total floating rate mortgage loan exposure, net	$466,804
__________________________________
(1)As of December 31, 2023, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	December 31, 2023			September 30, 2023
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,889,996	$84,062	8.6%	$4,346,596	$90,046	8.3%
Core interest-earning assets	$3,889,996	$84,062	8.6%	$4,346,596	$90,046	8.3%

Interest-bearing liabilities:
Collateralized loan obligations	1,956,974	38,204	7.8%	$2,040,340	$38,334	7.5%
Secured credit agreements	993,340	18,826	7.6%	1,062,256	20,670	7.8%
Secured revolving credit facility	18,091	710	15.7%	19,728	765	15.5%
Asset-specific financing arrangements	193,689	4,417	9.1%	405,039	10,037	9.9%
Mortgage loan payable	31,200	648	7.7%	31,200	691	7.7%
Total interest-bearing liabilities	$3,193,294	$62,805	7.9%	$3,558,563	$70,497	7.9%
Net interest income(3)		$21,257			$19,549

Other Interest-earning assets:
Cash equivalents	$247,451	$2,918	4.7%	$302,540	$2,309	3.1%
Accounts receivable from servicer/trustee	251,157	3,036	4.8%	252,653	2,625	4.2%
Total interest-earning assets	$4,388,604	$90,016	8.2%	$4,901,789	$94,980	7.8%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2023. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Years Ended
	December 31, 2023			December 31, 2022
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,491,580	$362,550	8.1%	$5,187,304	$100,325	7.7%
Core interest-earning assets	$4,491,580	$362,550	8.1%	$5,187,304	$100,325	7.7%

Interest-bearing liabilities:
Collateralized loan obligations	2,133,013	153,347	7.2%	$2,465,513	$34,653	5.6%
Secured credit agreements	1,056,303	74,876	7.1%	1,126,097	16,983	6.0%
Secured revolving credit facility	55,960	5,050	9.0%	116,770	1,845	6.3%
Asset-specific financing arrangements	417,687	39,189	9.4%	555,944	11,693	8.4%
Mortgage loan payable	31,200	1,400	7.7%	—	—	—%
Total interest-bearing liabilities	$3,694,163	$273,862	7.4%	$4,264,324	$65,174	6.1%
Net interest income(3)		$88,688			$35,151

Other Interest-earning assets:
Cash equivalents	$246,336	$7,788	3.2%	$216,858	$870	1.6%
Accounts receivable from servicer/trustee	316,750	11,344	3.6%	334,245	1,163	1.4%
Total interest-earning assets	$5,054,666	$381,682	7.6%	$5,738,407	$102,358	7.1%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2023. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended December 31, 2023 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	December 31, 2023	September 30, 2023[2]	Variance
Interest income and interest expense
Interest income	$84,062	$90,046	$(5,984)
Interest expense	(62,805)	(70,497)	7,692
Net interest income	21,257	19,549	1,708
Other revenue
Other income, net	5,957	5,439	518
Revenue from real estate owned operations	4,273	2,028	2,245
Total other revenue	10,230	7,467	2,763
Other expenses
Professional fees	2,536	1,257	1,279
General and administrative	970	718	252
Stock compensation expense	3,259	1,153	2,106
Servicing and asset management fees	551	648	(97)
Management fee	4,913	5,545	(632)
Expenses from real estate owned operations	2,586	3,098	(512)
Total other expenses	14,815	12,419	2,396
Gain on sale of real estate owned, net	7,028	—	7,028
Credit loss expense, net	(17,254)	(75,805)	58,551
Income (loss) before income taxes	6,446	(61,208)	67,654
Income tax expense, net	(65)	(5)	(60)
Net income (loss)	$6,381	$(61,213)	$67,594
Preferred stock dividends and participating securities' share in earnings	(3,749)	(3,423)	(326)
Net income (loss) attributable to common stockholders - see Note 11	$2,632	$(64,636)	$67,268
Other comprehensive income (loss)
Net income (loss)	$6,381	$(61,213)	$67,594
Comprehensive net income (loss)	$6,381	$(61,213)	$67,594
Earnings (loss) per common share, basic(1)	$0.03	$(0.83)	$0.86
Earnings (loss) per common share, diluted(1)	$0.03	$(0.83)	$0.86
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended September 30, 2023 can be found in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on October 31, 2023.
Net Interest Income
Net interest income increased by $1.7 million to $21.3 million during the three months ended December 31, 2023 compared to $19.5 million for the three months ended September 30, 2023. The increase was primarily due to repayments on our secured financing arrangements during the fourth quarter related to full loan repayments, loan sales and REO conversions.

Other Revenue
Other revenue increased $2.8 million for the three months ended December 31, 2023 compared to the three months ended September 30, 2023 primarily due to revenue earned in connection with the sale of an in-the-money rate cap that was collaterally-assigned to us as part of a multifamily loan that was converted to REO and later sold, and an increase in interest rates earned on higher cash balances during the period.
Other Expenses
Other expenses increased $2.4 million for the three months ended December 31, 2023 compared to the three months ended September 30, 2023, primarily due to an increase in stock compensation expense and professional fees offset by a decrease in management fee expense.
Gain on Sale of Real Estate Owned, net
During the three months ended December 31, 2023, we sold a multifamily REO property for net cash proceeds of $75.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any real estate owned during the three months ended September 30, 2023.
Credit Loss Expense
Credit loss expense decreased by $58.6 million for the three months ended December 31, 2023 compared to the three months ended September 30, 2023. The decrease to our credit loss expense was primarily due to the realized losses on loan sales and REO conversions of $184.1 million during the period as compared to $117.5 million during the prior quarter, which includes the reversal of previously recorded credit loss expense. This decrease was partially offset by an increase in our allowance for credit losses due to weakening credit indicators, rising interest rates, and an uncertain macroeconomic outlook. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended December 31, 2023 and September 30, 2023, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended December 31, 2023, we declared cash dividends of $0.24 per common share, or $19.2 million. During the three months ended September 30, 2023, we declared cash dividends of $0.24 per common share, or $18.9 million.

Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Years Ended
	December 31, 2023	December 31, 2022	Variance
Interest income and interest expense
Interest income	$362,550	$302,860	$59,690
Interest expense	(273,862)	(160,755)	(113,107)
Net interest income	88,688	142,105	(53,417)
Other revenue
Other income, net	19,875	2,849	17,026
Revenue from real estate owned operations	7,829	—	7,829
Total other revenue	27,704	2,849	24,855
Other expenses
Professional fees	6,695	4,735	1,960
General and administrative	3,845	4,399	(554)
Stock compensation expense	8,029	5,052	2,977
Servicing and asset management fees	1,352	1,975	(623)
Management fee	22,426	23,455	(1,029)
Incentive management fee	—	5,183	(5,183)
Expenses from real estate owned operations	7,532	—	7,532
Total other expenses	49,879	44,799	5,080
Gain on sale of real estate owned, net	7,028	13,291	(6,263)
Credit loss expense, net	(189,912)	(172,982)	(16,930)
(Loss) income before income taxes	(116,371)	(59,536)	(56,835)
Income tax expense, net	(259)	(530)	271
Net (loss) income	$(116,630)	$(60,066)	$(56,564)
Preferred stock dividends and participating securities' share in earnings	(14,275)	(13,578)	(697)
Net (loss) income attributable to common stockholders - see Note 11	$(130,905)	$(73,644)	$(57,261)
Other comprehensive income (loss)
Net (loss) income	$(116,630)	$(60,066)	$(56,564)
Comprehensive net income (loss)	$(116,630)	$(60,066)	$(56,564)
(Loss) earnings per common share, basic(1)	$(1.69)	$(0.95)	$(0.74)
(Loss) earnings per common share, diluted(1)	$(1.69)	$(0.95)	$(0.74)
Dividends declared per common share	$0.96	$0.96	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income decreased $53.4 million to $88.7 million during the year ended December 31, 2023 compared to $142.1 million for the year ended December 31, 2022. The decrease was primarily due to an increase in the number of loans placed on non-accrual, including those on cost-recovery, which totaled ten throughout the year ended December 31, 2023 compared to none during the comparable period. Our weighted average interest rate floors increased from 0.85% as of December 31, 2022 to 1.09% as of December 31, 2023.
Other Revenue
Other revenue increased $24.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in interest rates earned on our cash balances as well as revenue earned from real estate owned operations from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023.

Other Expenses
Other expenses increased $5.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in expenses from real estate owned operations of $7.5 million from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023 and an increase in stock compensation of $3.0 million for the year ended December 31, 2023 compared to the same period in 2022. This increase was partially offset by a decrease in incentive management fee expense of $5.2 million earned during the year ended December 31, 2022 compared to no incentive management fee expense for the same period in 2023.
Gain on Sale of Real Estate Owned, net
During the year ended December 31, 2023, we sold a multifamily REO property for net cash proceeds of $75.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. During the year ended December 31, 2022, we sold a 10-acre parcel of REO property for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net of $13.3 million.
Credit Loss Expense
Credit loss expense increased by $16.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a $189.9 million increase to our allowance for credit losses during the year ended December 31, 2023 compared to a $173.0 million increase recognized during the comparable period. The credit loss expense increase during the year ended December 31, 2023, was primarily due to an increase of $79.6 million related to realized losses on loan resolutions, partially offset by a decline in the general CECL reserve of $62.6 million resulting from changes in macroeconomic conditions and investment activity during the current year. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the year ended periods ended December 31, 2023 and 2022, we declared and paid cash dividends of $12.6 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the year ended December 31, 2023, we declared cash dividends of $0.96 per common share, or $76.0 million. During the year ended December 31, 2022, we declared cash dividends of $0.96 per common share, or $75.1 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of December 31, 2023, we had outstanding 77.9 million shares of our common stock representing $0.9 billion of stockholders’ equity, $194.4 million of Series C Preferred Stock, and $3.0 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	December 31, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.53x	2.97x
Total leverage ratio(2)	2.53x	2.97x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$206,376	$254,050
Secured credit agreements	24,784	38,380
Secured revolving credit facility	—	556
Asset-specific financing arrangements	1,592	770
Collateralized loan obligation proceeds held at trustee	247,229	297,168
Total	$479,981	$590,924
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the year ended December 31, 2023, loan repayments (including $0.5 million of accrued PIK interest) totaled $891.1 million, and loan sales totaled $247.6 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $97.8 million that are eligible to pledge under our existing financing arrangements. Additionally, proceeds from the sale of REO properties may provide us with liquidity. For the year ended December 31, 2023, proceeds from the sale of REO totaled $75.4 million.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.0 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $183.3 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, and operating expenses.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by operating activities	$80,126	$100,496
Cash flows provided by (used in) investing activities	1,095,385	(452,561)
Cash flows (used in) provided by financing activities	(1,222,808)	345,341
Net change in cash, cash equivalents, and restricted cash	$(47,297)	$(6,724)
Operating Activities
During the year ended December 31, 2023 and 2022, cash flows provided by operating activities totaled $80.1 million and $100.5 million, respectively, primarily related to a decline in net interest income and an increase in operating expenses.
Investing Activities
During the year ended December 31, 2023, cash flows provided by investing activities totaled $1.1 billion primarily due to loan repayments of $1.1 billion, proceeds from the sale of loans held for investment of $247.6 million, and proceeds from the sale of real estate owned of $75.4 million, offset by new loan originations and acquisitions of $194.7 million, advances on loans of $140.5 million, and capital expenditures related to real estate owned of $5.4 million. During the year ended December 31, 2022 cash flows used in investing activities totaled $452.6 million primarily due to new loan originations of $1.5 billion and advances on loans and capital expenditures related to real estate owned of $145.2 million and $5.1 million, respectively, offset by loan repayments of $1.1 billion and proceeds from the sale of real estate owned of $154.7 million.
Financing Activities
During the year ended December 31, 2023, cash flows used in financing activities totaled $1,222.8 million primarily due to repayments of CRE CLO liabilities of $541.4 million as a result of the repayment of underlying loans, payments on secured financing agreements of $814.2 million, payments on asset-specific financing arrangements of $386.2 million and payment of dividends on our common stock and Series C Preferred Stock of $88.4 million, offset by borrowings on our secured financing agreements of $484.8 million, borrowings on our asset-specific financing arrangements of $94.9 million and proceeds from mortgage loan payable of $31.2 million. During the year ended December 31, 2022, cash flows provided by financing activities totaled $345.3 million primarily due to proceeds from the issuance of TRTX 2022-FL5 of $907.0 million, borrowings on our secured financing agreements of $1.3 billion, borrowings on our asset-specific financing arrangements of $584.8 million, offset by payments on CRE CLOs of $1.0 billion (of which $600.8 million related to the redemption of TRTX 2018-FL2), payments on secured financing agreements of $1.3 billion, payments on asset-specific financing arrangements of $19.5 million, and payment of dividends on our common stock and Series C Preferred Stock of $92.9 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2023 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$183,293	$73,723	$105,827	$3,743	$—
Collateralized loan obligations—principal(2)	1,919,790	557,379	781,802	580,609	—
Secured credit agreements—principal(3)	799,518	295,421	504,097	—	—
Secured revolving credit facility—principal(3)	23,782	—	23,782	—	—
Asset-specific financing arrangements—principal(4)	274,158	88,046	71,312	114,800	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	312,611	122,478	142,800	47,333	—
Secured credit agreements—interest(5)	68,572	51,394	17,178	—	—
Secured revolving credit facility—interest(3)	2,035	1,773	262	—	—
Asset-specific financing arrangements—interest(5)	49,646	15,381	28,105	6,160	—
Mortgage loan payable—interest	10,969	2,428	4,856	3,685	—
Total	$3,675,574	$1,208,023	$1,680,021	$787,530	$—
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
(4)The allocation of asset-specific financing arrangements are based on the fully extended maturity date of the underlying mortgage loan collateral.
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of December 31, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) term loans with private lenders; (vi) selling loans and REO to generate cash to repay our debt obligations; and/or (vii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the year ended December 31, 2023, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.
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
On December 18, 2023, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.2 million in the aggregate, for the fourth quarter of 2023. The common stock dividend was paid on January 25, 2024 to the holders of record of our common stock as of December 29, 2023.
On December 8, 2023, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2023. The Series C Preferred Stock dividend was paid on December 29, 2023 to the preferred stockholders of record as of December 19, 2023.
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
For the year ended December 31, 2023 and 2022, common stock dividends in the amount of $76.0 million and $75.1 million, respectively, were declared and approved.
As of December 31, 2023 and December 31, 2022, common stock dividends of $19.2 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future write-offs of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.
During 2023, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate, but such belief is based on judgments, estimates and assumptions. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager's judgments, estimates, and assumptions:
Real Estate Owned
Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
In determining the fair value of the tangible assets of an acquired property, we consider the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for favorable leases and the initial term plus the term of any below-market fixed rate renewal options for unfavorable leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Allowance for Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually-assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy.
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
Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, whereby no single factor on its own, whether quantitative or qualitative, is given more weight than others. The factors that the Company considers in connection with this evaluation are grouped as follows: (i) loan and credit structure, including the as-is LTV and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively:
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
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the year ended December 31, 2023, we recognized a decrease of $144.8 million to our allowance for credit losses. The credit loss allowance was $69.8 million as of December 31, 2023.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of December 31, 2023 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan	7/28/2022	$245.0	$245.0	$245.0	S + 3.4%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
2	Senior Loan(9)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	200.4	200.2	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$545 Sq ft	63.1%	3
4	Senior Loan(10)	9/18/2019	163.0	163.0	163.0	S + 4.1%	S + 4.4%	Floating	12/9/2024	New York, NY	Office	Moderate Transitional	$733 Sq ft	65.2%	3
5	Senior Loan	7/20/2021	142.0	142.0	142.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$141,600 Unit	71.3%	3
6	Senior Loan	5/7/2021	122.5	121.1	121.1	S + 3.0%	S + 3.2%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$147,947 Unit	70.2%	3
7	Senior Loan	6/14/2021	114.0	102.6	102.6	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
8	Senior Loan	12/9/2021	96.0	93.0	92.7	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
9	Senior Loan	11/21/2022	87.0	66.8	66.3	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
10	Senior Loan	2/2/2023	86.8	79.1	78.4	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
11	Senior Loan	12/20/2018	78.8	75.0	75.0	S + 4.1%	S + 4.4%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$214 Sq ft	61.1%	4
12	Senior Loan	7/28/2022	72.0	71.4	71.4	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
13	Senior Loan	2/9/2022	70.0	66.2	66.2	S + 3.3%	S + 3.6%	Floating	2/9/2027	Various, Various	Industrial	Bridge	$187 Sq ft	72.1%	3
14	Senior Loan(11)	8/31/2021	70.0	70.0	68.3	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
15	Senior Loan	9/30/2021	69.0	64.6	64.6	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
16	Senior Loan	7/26/2022	69.0	67.0	66.8	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$171 Sq ft	66.2%	3
17	Senior Loan	11/30/2021	65.6	57.0	56.8	S + 3.5%	S + 3.8%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
18	Senior Loan	6/28/2019	63.9	60.7	60.7	S + 2.6%	S + 2.8%	Floating	7/9/2024	Burlingame, CA	Office	Light Transitional	$352 Sq ft	70.9%	3
19	Senior Loan	4/20/2022	63.0	63.0	62.7	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
20	Senior Loan	4/11/2022	62.4	60.2	60.2	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	4
21	Senior Loan	11/3/2023	62.0	48.3	48.0	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
22	Senior Loan	6/25/2019	62.0	62.0	62.0	S + 3.2%	S + 3.4%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$620,000 Unit	48.6%	2
23	Senior Loan(12)	6/9/2021	61.5	61.5	61.1	S + 2.9%	S + 1.9%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
24	Senior Loan	12/29/2021	60.6	56.0	55.8	S + 3.4%	S + 3.7%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
25	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
26	Senior Loan	3/12/2020	55.0	51.8	51.8	S + 3.8%	S + 3.9%	Floating	2/29/2024	Round Rock, TX	Multifamily	Light Transitional	$133,820 Unit	75.4%	3
27	Senior Loan	12/17/2021	52.1	48.8	48.8	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
28	Senior Loan	10/27/2021	51.9	43.7	43.6	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$150 Sq ft	70.6%	3
29	Senior Loan	6/24/2022	51.6	50.2	50.2	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
30	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	3/9/2025	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
31	Senior Loan	8/26/2021	51.0	45.7	45.5	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
32	Senior Loan	5/26/2022	50.6	38.4	38.3	S + 8.5%	S + 9.5%	Floating	6/9/2024	Durham, NC	Other	Construction	$34 Sq ft	37.0%	3
33	Senior Loan	3/12/2020	50.2	48.7	48.7	S + 3.8%	S + 3.9%	Floating	2/29/2024	Round Rock, TX	Multifamily	Light Transitional	$137,049 Unit	75.6%	3
34	Senior Loan	6/2/2021	48.6	48.3	48.2	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
35	Senior Loan	8/10/2022	46.2	37.6	37.4	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
36	Senior Loan	9/30/2021	45.9	45.9	45.8	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
37	Senior Loan	3/17/2021	45.4	45.2	45.2	S + 3.4%	S + 3.7%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,294 Unit	63.7%	3
38	Senior Loan	12/21/2021	45.0	44.9	44.9	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
39	Senior Loan	8/7/2018	44.5	35.1	35.1	S + 3.5%	S + 3.7%	Floating	3/31/2024	Atlanta, GA	Office	Light Transitional	$63 Sq ft	61.4%	3
40	Senior Loan	7/28/2023	43.6	37.2	36.9	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
41	Senior Loan	1/14/2022	43.0	43.0	43.0	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
42	Senior Loan	3/30/2018	42.4	41.2	41.2	S + 3.8%	S + 4.0%	Floating	11/22/2024	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
43	Senior Loan	3/7/2019	39.2	40.4	40.4	S + 4.0%	S + 4.4%	Floating	3/9/2024	Lexington, KY	Hotel	Moderate Transitional	$107,221 Unit	61.6%	4
44	Senior Loan	7/15/2021	39.0	39.0	38.9	S + 3.6%	S + 3.9%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	3
45	Senior Loan	3/11/2019	37.0	37.0	37.0	S + 4.0%	S + 4.2%	Floating	4/9/2024	Miami Beach, FL	Hotel	Bridge	$280,303 Unit	59.3%	2
46	Senior Loan	3/24/2023	37.0	33.3	33.0	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
47	Senior Loan	6/3/2021	36.4	33.9	33.9	S + 3.7%	S + 4.0%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	3
48	Senior Loan	8/11/2021	34.5	32.3	32.2	S + 3.7%	S + 3.9%	Floating	9/9/2026	Mesa, AZ	Multifamily	Bridge	$176,020 Unit	78.5%	3
49	Senior Loan	6/9/2022	31.2	27.8	27.7	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
50	Senior Loan	8/23/2022	31.0	29.0	28.8	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
51	Senior Loan	5/14/2021	27.6	27.1	27.1	S + 3.3%	S + 3.6%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
52	Senior Loan	10/27/2021	24.6	24.1	24.1	S + 5.6%	S + 5.9%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$814 Sq ft	75.8%	3
53	Senior Loan	6/29/2022	24.5	22.2	22.1	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Total / weighted average(8)			$3,666.2	$3,484.1	$3,476.8	S +3.7%	S +4.0%		2.6 years					67.3%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of December 31, 2023 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2023, based on unpaid principal balance, 8.4% of our loans were subject to yield maintenance or other prepayment restrictions and 91.6% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of December 31, 2023 for the loans, all of which are floating rate.
(9)Calculated as the ratio of unpaid principal balance as of December 31, 2023 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of sale date.
(10)This loan is comprised of a first mortgage loan of $81.0 million and a contiguous mezzanine loan of $82.0 million, of which we own both. Each loan carries the same interest rate.
(11)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(12)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of December 31, 2023, the weighted average interest rate floor for our loan portfolio was 1.09%. As of December 31, 2023, all of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of December 31, 2023, less than 1.2% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2023, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,484,052	Interest income	$8,710	$(8,710)	$17,420	$(17,420)	$26,130	$(25,904)
Floating rate mortgage loan liabilities	(3,017,248)	Interest expense	(7,543)	7,543	(15,086)	15,086	(22,629)	22,629
Total floating rate mortgage loan exposure, net	$466,804	Total change in net interest income	$1,167	$(1,167)	$2,334	$(2,334)	$3,501	$(3,275)
__________________________
(1)As of December 31, 2023, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
Global macroeconomic conditions, including, without limitation, heightened inflation, changes to fiscal and monetary policy, increased interest rates, stress to the commercial banking systems of the U.S. and Western Europe, currency fluctuations, and labor shortages, have contributed to increased volatility in public debt and equity markets, increased cost of funds and reduced availability of efficient debt capital, factors which caused us to reduce our investment activity in 2023, and may cause us to restrain our investment activity in the future.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-54. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

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
Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.5
Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

10.6(a)
Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.6(b)
Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.6(c)
Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.6(d)
Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.6(e)
Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.7(a)†
Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.7(b)†*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.

10.7(c)†
Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.7(d)†
Amended and Restated Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2019)

Exhibit Number	Description
10.7(e)†*	Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.

10.8(a)
Indenture, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TRTX 2021-FL4 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.8(b)
Preferred Share Paying Agency Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.8(c)
Collateral Interest Purchase Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.8(d)
Collateral Management Agreement, dated as of March 31, 2021, between TRTX 2021-FL4 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.8(e)
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

10.9(a)
Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.17(a) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.9(b)
Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K (File No. 001-35156) filed on February 23, 2022)

10.9(c)
Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.9(d)
Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.17(d) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.9(e)
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

21.1*	Subsidiaries of TPG RE Finance Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP

Exhibit Number	Description
31.1*	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2024	TPG RE Finance Trust, Inc.

	By:	/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 20, 2024
Avi Banyasz

/s/ Doug Bouquard	Chief Executive Officer	February 20, 2024
Doug Bouquard	(Principal Executive Officer)

/s/ Robert Foley	Chief Financial Officer	February 20, 2024
Robert Foley	(Principal Financial Officer and Accounting Officer)

/s/ Michael Gillmore	Director	February 20, 2024
Michael Gillmore

/s/ Julie Hong	Director	February 20, 2024
Julie Hong

/s/ Todd Schuster	Director	February 20, 2024
Todd Schuster

/s/ Wendy Silverstein	Director	February 20, 2024
Wendy Silverstein

/s/ Bradley Smith	Director	February 20, 2024
Bradley Smith

/s/ Gregory White	Director	February 20, 2024
Gregory White

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Loans Held for Investment and the Allowance for Credit Losses - Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
The Company employs an individually-assessed approach to estimate credit losses for loans considered to be “collateral-dependent” when repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. For loans evaluated by the individually-assessed approach, the Company estimates an allowance for credit losses based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan. The determination as to whether a loan meets the criteria for individual-assessment requires judgment by management about matters that are inherently uncertain.
We have identified the determination as to whether a loan meets the criteria for individual-assessment as a critical audit matter because of the judgment and subjectivity required by management in making this determination. Auditing the Company's application of the individually-assessed approach requires a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the election to use the practical expedient included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the operating effectiveness of controls related to management’s process to identify loans that meet the criteria for individual-assessment.
•We evaluated the Company’s conclusions as to whether loans meet the criteria for individual-assessment by performing the following:
◦We evaluated the reasonableness of the Company's loan risk rating.
◦We tested the underlying information used to evaluate loan performance to ensure the completeness and accuracy of that information.
◦We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affected the conclusions reached.
Real Estate Owned - Refer to Notes 2 and 4 to the Financial Statements
Critical Audit Matter Description
For loans converted to Real Estate Owned ("REO"), the Company initially records the assets acquired based on its estimated fair value at time of conversion. Determining the fair value of these assets is complex and requires judgment by management about the effects of matters that are inherently uncertain.
We have identified the estimation of the fair value of the underlying collateral of REO as a critical audit matter because of the complexity and judgment involved in the determination of the valuation methodology and assumptions, as well as the subjectivity of the unobservable inputs utilized in the valuation. Auditing the fair value of REO requires a high degree of auditor judgment and increased audit effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of the fair value of REO included the following, among others:
•We tested the operating effectiveness of controls related to management’s review of the fair value analysis and assumptions including, but not limited to, discount rate, capitalization rate, and other inputs used within the fair value analysis.

•We evaluated the Company’s determination of the fair value of REO by performing the following:
◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with observable property-level operating performance and what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model.
◦We tested the underlying data used to develop the fair value of collateral estimate to determine that the information used in the analysis was accurate, complete, and reasonable.
◦We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affected the conclusions reached on the fair value measures and disclosures.
/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2024
We have served as the Company’s auditor since 2016.

TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets(1)
Cash and cash equivalents	$206,376	$254,050
Restricted cash	642	265
Accounts receivable	40	666
Collateralized loan obligation proceeds held at trustee	247,229	297,168
Accounts receivable from servicer/trustee	66,468	163,648
Accrued interest and fees receivable	32,195	41,742
Loans held for investment	3,476,776	4,978,674
Allowance for credit losses	(67,092)	(197,272)
Loans held for investment, net (includes $1,070,629 and $1,538,859, respectively, pledged as collateral under secured financing agreements)	3,409,684	4,781,402
Real estate owned	174,057	—
Other assets	77,621	6,197
Total assets	$4,214,312	$5,545,138
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$10,225	$11,080
Accrued expenses and other liabilities(2)	14,587	25,132
Collateralized loan obligations, net	1,915,174	2,452,212
Secured financing agreements, net	820,824	1,147,288
Asset-specific financings, net	272,810	561,017
Mortgage loan payable, net	30,551	—
Payable to affiliates	4,913	5,984
Deferred revenue	1,281	1,459
Dividends payable	19,162	18,970
Total liabilities	3,089,527	4,223,142
Commitments and contingencies - see Note 14
Permanent equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,868,565 and 77,410,282 shares issued and outstanding, respectively)	77	77
Additional paid-in-capital	1,724,967	1,716,938
Accumulated deficit	(600,267)	(395,027)
Total stockholders' equity	1,124,785	1,321,996
Total permanent equity	1,124,785	1,321,996
Total liabilities and stockholders' equity	$4,214,312	$5,545,138
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2023 include assets and liabilities of variable interest entities (“VIEs”) of $2.6 billion and $1.9 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2022 include assets and liabilities of VIEs of $3.3 billion and $2.5 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.7 million and $17.3 million of reserve for expected losses for unfunded loan commitments as of December 31, 2023 and December 31, 2022, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income and interest expense
Interest income	$362,550	$302,860	$240,161
Interest expense	(273,862)	(160,755)	(85,090)
Net interest income	88,688	142,105	155,071
Other revenue
Other income, net	19,875	2,849	560
Revenue from real estate owned operations	7,829	—	—
Total other revenue	27,704	2,849	560
Other expenses
Professional fees	6,695	4,735	4,835
General and administrative	3,845	4,399	4,392
Stock compensation expense	8,029	5,052	5,763
Servicing and asset management fees	1,352	1,975	1,608
Management fee	22,426	23,455	21,519
Incentive management fee	—	5,183	—
Expenses from real estate owned operations	7,532	—	—
Total other expenses	49,879	44,799	38,117
Gain on sale of real estate owned, net	7,028	13,291	15,790
Credit loss expense, net	(189,912)	(172,982)	6,310
(Loss) income before income taxes	(116,371)	(59,536)	139,614
Income tax expense, net	(259)	(530)	(1,064)
Net (loss) income	$(116,630)	$(60,066)	$138,550
Preferred stock dividends and participating securities' share in earnings	(14,275)	(13,578)	(19,911)
Series B Preferred Stock redemption make-whole payment	—	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs	—	—	(25,449)
Net (loss) income attributable to common stockholders - see Note 11	$(130,905)	$(73,644)	$70,705
(Loss) earnings per common share, basic	$(1.69)	$(0.95)	$0.92
(Loss) earnings per common share, diluted	$(1.69)	$(0.95)	$0.87
Weighted average number of common shares outstanding
Basic:	77,575,788	77,296,524	76,977,743
Diluted:	77,575,788	77,296,524	81,684,388
Other comprehensive (loss) income
Net (loss) income	$(116,630)	$(60,066)	$138,550
Comprehensive net (loss) income	$(116,630)	$(60,066)	$138,550
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Permanent equity									Temporary equity
	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity	Series B Preferred Stock
Balance at December 31, 2020	125	$—	—	$—	76,787,006	$77	$1,559,681	$(292,858)	$1,266,900	$199,551
Issuance of common stock	—	—	—	—	440,509	—	—	—	—	—
Retirement of common stock	—	—	—	—	(43,623)	—	—	—	—	—
Issuance of Series C Preferred Stock	—	—	8,050,000	8	—	—	201,242	—	201,250	—
Equity Issuance, Shelf Registration, and Equity Distribution Agreement transaction costs	—	—	—	—	—	—	(6,866)	—	(6,866)	—
Amortization of stock compensation expense	—	—	—	—	—	—	5,763	—	5,763	—
Net income	—	—	—	—	—	—	—	138,550	138,550	—
Dividends on preferred stock	—	—	—	—	—	—	—	(19,194)	(19,194)	—
Series B Preferred Stock redemption at par value	—	—	—	—	—	—	—	—	—	(225,000)
Series B Preferred Stock redemption make-whole payment	—	—	—	—	—	—	(22,485)	—	(22,485)	—
Series B Preferred Stock accretion and write-off of discount, including allocated warrant fair value and transaction costs	—	—	—	—	—	—	(25,449)	—	(25,449)	25,449
Dividends on common stock (dividends declared per share of $0.95)	—	—	—	—	—	—	—	(73,763)	(73,763)	—
Balance at December 31, 2021	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706	$—
Issuance of common stock	—	—	—	—	226,390	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	5,052	—	5,052	—
Net (loss)	—	—	—	—	—	—	—	(60,066)	(60,066)	—
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)	—
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(75,104)	(75,104)	—
Balance at December 31, 2022	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996	$—
Issuance of common stock	—	—	—	—	458,283	—	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	8,029	—	8,029	—
Net (loss)	—	—	—	—	—	—	—	(116,630)	(116,630)	—
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)	—
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(76,018)	(76,018)	—
Balance at December 31, 2023	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785	$—
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss)	$(116,630)	$(60,066)	$138,550
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(11,955)	(11,085)	(7,204)
Amortization of deferred financing costs	13,354	15,007	15,891
Depreciation and amortization	3,577	—	—
Amortization of above and below-market leases	(524)	—	—
Decrease of accrued capitalized interest	542	1,314	1,330
Gain on sale of real estate owned, net	(7,028)	(13,291)	(15,790)
Stock compensation expense	8,029	5,052	5,763
Loss on loans held for investment, net (see Note 3)	—	—	2,109
Partial write-off of loan held for investment (see Note 3)	—	—	8,200
Increase (decrease) of allowance for credit losses, net (see Note 3)	189,912	172,982	(16,619)
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	626	(504)	773
Accrued interest and fees receivable	10,773	(16,542)	1,012
Accrued expenses and other liabilities	4,025	(143)	(4,430)
Accrued interest payable	(855)	8,357	93
Payable to affiliates	(1,071)	375	39
Deferred revenue	(178)	93	(52)
Other assets	(12,471)	(1,053)	2,502
Net cash provided by operating activities	80,126	100,496	132,167
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(194,706)	(1,519,406)	(1,623,585)
Advances on loans held for investment	(140,547)	(145,199)	(144,645)
Principal repayments of loans held for investment	1,112,919	1,062,381	1,225,294
Capital expenditures related to real estate owned	(5,364)	(5,060)	—
Sale of real estate owned	75,434	154,723	54,368
Sales of loans held for investment	247,649	—	145,670
Net cash provided by (used in) investing activities	1,095,385	(452,561)	(342,898)
Cash flows from financing activities:
Payments on collateralized loan obligations	(541,379)	(1,001,850)	(316,272)
Proceeds from collateralized loan obligations	—	907,031	1,037,500
Payments on secured financing agreements	(814,193)	(1,346,574)	(1,361,971)
Proceeds from secured financing agreements	484,828	1,333,028	1,005,326
Payments on asset-specific financing arrangements	(386,164)	(19,465)	—
Proceeds from asset-specific financing arrangements	94,947	584,841	—
Proceeds from mortgage loan payable	31,200	—	—
Payments on mortgage loan payable	—	—	(50,000)
Payment of deferred financing costs	(3,629)	(18,788)	(11,098)
Series B Preferred Stock redemption make-whole payment	—	—	(22,485)
Series B Preferred Stock redemption at par value	—	—	(225,000)
Proceeds from issuance of Series C Cumulative Redeemable Preferred Stock	—	—	201,250
Dividends paid on common stock	(75,826)	(80,290)	(79,089)
Dividends paid on preferred stock	(12,592)	(12,592)	(19,194)
Payment of Equity Issuance and Equity Distribution Agreement transaction costs	—	—	(6,866)
Net cash (used in) provided by financing activities	(1,222,808)	345,341	152,101
Net change in cash, cash equivalents, and restricted cash	(47,297)	(6,724)	(58,630)
Cash, cash equivalents and restricted cash at beginning of period	254,315	261,039	319,669
Cash, cash equivalents and restricted cash at end of period	$207,018	$254,315	$261,039

Supplemental disclosure of cash flow information:
Interest paid	$263,710	$137,511	$69,244
Taxes paid	$371	$784	$1,221
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$247,229	$296,964	$—
Dividends declared, not paid	$19,162	$18,970	$24,156
Sale and principal repayments of loans held for investment held by servicer/trustee, net	$66,057	$162,203	$204
Accrued interest receivable held by servicer/trustee, net	$—	$1,444	$—
Loan sale hold back (see Note 3)	$30,027	$—	$—
Conversion to real estate owned of loans held for investment - REO	$241,868	$76,500	$—
Conversion to real estate owned of loans held for investment - Other assets	$31,576	$—	$—
Conversion to real estate owned of loans held for investment - Other liabilities	$4,311	$—	$—
Accrued deferred financing costs	$122	$608	$221
Accrued capital expenditures related to real estate owned	$315	$—	$—
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
The Company’s principal business activity is to directly originate and acquire a diversified portfolio of commercial real estate-related credit investments, consisting primarily of first mortgage loans and senior participation interests in first mortgage loans secured by institutional-quality properties in primary and select secondary markets in the United States.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires estimates of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from management’s estimates, and such differences could be material. Significant estimates made in the consolidated financial statements include, but are not limited to, the adequacy of our allowance for credit losses and the valuation inputs related thereto. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date and the limited availability of observable prices.
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
Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, whereby no single factor on its own, whether quantitative or qualitative, is given more weight than others. The factors that the Company considers in connection with this evaluation are grouped as follows: (i) loan and credit structure, including the as-is LTV; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; (iv) the frequency and materiality of loan modifications or waivers occasioned by unfavorable variances between the underwritten business plan and actual performance; (v) changes in the capital markets that may impact the repayment of the loan via a refinancing or sale of the loan collateral; and (vi) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively:
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
The key inputs to the Company's estimation of its allowance for credit losses as of December 31, 2023 were impacted by dislocations in the capital markets, declining property values, increased interest rates, uncertain inflationary trends, a heightened risk of recession, distress in the banking sector, and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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

The Company uses other acceptable alternative approaches depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

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
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets upon foreclosure. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss (expense) benefit in the consolidated statements of income and comprehensive income. Upon acquisition, the Company allocates the fair value of REO to assets and liabilities acquired, as applicable.
Upon the acquisition of a property, the Company assesses the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
In determining the fair value of the tangible assets of an acquired property, the Company considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Revenue from real estate owned is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, the Company recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and included within Other assets on the consolidated balance sheet.
The Company records the amortization of above and below-market leases as an adjustment to Revenue from real estate owned operations on the consolidated statements of income and comprehensive income.
As of December 31, 2023, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	Up to 48 years
Building improvements	Up to 12 years
Lease intangibles	Over lease term
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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. Any impairment loss and gains or losses on sale are included in the consolidated statements of income and comprehensive income. Revenue and expenses from REO operations are included in the consolidated statements of income and comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2023, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has in the past occurred in certain of the Company’s CRE CLOs due to sharp declines in LIBOR or compounded SOFR or Term SOFR since the issuance of a CRE CLO’s liabilities, loans contributed to the CRE CLOs with interest rate floors materially higher than the current applicable benchmark rates, and liabilities whose benchmark rates are unfloored. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to its common stockholders.
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

Stock-based Compensation
Stock-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. The stock-based compensation awards to certain employees of affiliates of the Manager generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors prior to December 2021 fully vested on the grant date and accrued, and will continue to accrue, common stock dividends that are paid-in kind through additional deferred stock units on a quarterly basis. Deferred stock units granted in December 2021 and thereafter will fully vest on the grant date and will continue to accrue and be paid cash common stock dividends on a quarterly basis. Stock-based compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2023 and December 31, 2022. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of December 31, 2023 and December 31, 2022, the Company held as part of its total cash balances $15.0 million and $22.4 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of December 31, 2023, $0.6 million of restricted cash was combined with cash and cash equivalents of $206.4 million in the consolidated statement of cash flows. As of December 31, 2022, $0.3 million of restricted cash was combined with cash and cash equivalents of $254.1 million in the consolidated statement of cash flows.
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
Permanent Equity
The Company has preferred stock, common stock, and Warrants issued in connection with the Series B Preferred Stock transaction that are outstanding and classified as permanent equity. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. None of the Warrants have been exercised as of December 31, 2023. The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance and Warrants related to the Series B Preferred Stock are described in Note 12.
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
The Company successfully completed the transition of its loans held for investment and its liabilities from LIBOR to Term SOFR, an alternative rate endorsed by the Alternative Reference Rates Committee of the Federal Reserve System. The Company elected to apply the temporary optional expedients and determined that the contractual modifications made in connection with the transition referred to in the immediately preceding sentence did not require contract remeasurement at the respective modification dates.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for the Company beginning with its 2024 annual reporting. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is evaluating the impact of ASU 2023-07.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $20.2 million and $26.4 million as of December 31, 2023 and December 31, 2022, respectively.
During the year ended December 31, 2023, the Company originated four mortgage loans with a total commitment of $229.4 million, an initial unpaid principal balance of $196.7 million, and unfunded commitments at closing of $32.7 million. Additionally, the Company received ten full loan repayments of $711.6 million, and partial principal payments including accrued PIK interest payments and cost-recovery proceeds of $195.4 million across 14 loans, for total loan repayments of $907.0 million during the year ended December 31, 2023. The Company also received proceeds of $349.5 million from the sale of five of its loans with an aggregate unpaid principal balance of $564.9 million, and converted to REO six loans with an unpaid principal balance of $386.1 million.
During the year ended December 31, 2022, the Company originated 18 and acquired five mortgage loans, with a total commitment of $1.7 billion, an initial unpaid principal balance of $1.5 billion, and unfunded commitments at closing of $0.2 billion. Additionally, for the year ended December 31, 2022, the Company received total proceeds of $1.5 billion, including $1.3 billion from 21 loan repayments in-full and $0.2 billion from principal amortization payments across 25 loans.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	December 31, 2023		December 31, 2022
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	53	53	70	70
Floating rate loans	100.0%	100.0%	100.0%	100.0%
Total loan commitment	$3,666,173	$3,666,173	$5,429,146	$5,429,146
Unpaid principal balance(2)	$3,484,052	$3,484,052	$5,004,798	$5,004,798
Unfunded loan commitments(3)	$183,293	$183,293	$426,061	$426,061
Amortized cost	$3,476,776	$3,476,776	$4,978,674	$4,978,674
Weighted average credit spread	3.7%	3.7%	3.4%	3.4%
Weighted average all-in yield(4)	9.3%	9.3%	8.1%	8.1%
Weighted average term to extended maturity (in years)(5)	2.6	2.6	2.8	2.8
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of December 31, 2023 and December 31, 2022.
(2)Unpaid principal balance includes PIK interest of $1.2 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2023, all of the Company's loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2023 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2023, based on the unpaid principal balance of the Company’s total loan exposure, 8.4% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 91.6% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	December 31, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,484,052	$(7,276)	$3,476,776
Total	$3,484,052	$(7,276)	$3,476,776
Allowance for credit losses			(67,092)
Loans held for investment, net			$3,409,684

	December 31, 2022
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$5,004,798	$(26,124)	$4,978,674
Total	$5,004,798	$(26,124)	$4,978,674
Allowance for credit losses			(197,272)
Loans held for investment, net			$4,781,402
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	For the years ended December 31,
	2023	2022
Balance as of January 1, 2023	$4,781,402	$4,867,203
Additions during the period:
Loans originated and acquired	194,706	1,519,406
Additional fundings	140,547	145,199
Amortization of origination fees and discounts	11,955	11,085
Deductions during the period:
Collection of principal	(890,566)	(1,506,870)
Collection of accrued PIK interest	(542)	(1,314)
Collection of interest applied to reduce principal under the cost-recovery method	(15,894)	—
Realized loss on loan write-offs, loan sales, and REO conversions	(334,727)	(4,400)
Loan sales	(343,637)	—
Loan extinguishment upon conversion to REO	(263,740)	(89,234)
Decrease (increase) of allowance for credit losses	130,180	(159,673)
Balance as of December 31, 2023	$3,409,684	$4,781,402
During the three months ended December 31, 2023, the Company sold one office loan with an unpaid principal balance of $84.7 million for $29.0 million, resulting in a loss on sale of $55.8 million, including transaction costs of $0.04 million and one multifamily loan with an unpaid principal balance of $127.3 million for $98.7 million, including a hold back of $30.0 million, resulting in a loss on sale of $22.4 million, which includes transaction costs of $2.7 million and $8.9 million from the reversal of the unamortized purchase discount from acquisition. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income and comprehensive income. The proceeds from sale of the Company's multifamily loan and the hold back are included within Accounts receivable from servicer/trustee and Other assets, respectively, on the Company's consolidated balance sheets.
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
As of December 31, 2023 and December 31, 2022, there was $5.2 million and $7.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, there was $2.1 million and $18.2 million, respectively, of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.
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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	December 31, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	99,000	—	99,000
3	196,268	1,013,299	1,313,889	100,550	450,849	86,073	3,160,928
4	—	60,229	—	—	40,415	116,204	216,848
5	—	—	—	—	—	—	—
Total senior loans	$196,268	$1,073,528	$1,313,889	$100,550	$590,264	$202,277	$3,476,776
Senior loans:
Current-period realized loss on loan write-offs, loan sales and REO conversions	$—	$(29,630)	$(8,526)	$(24,906)	$(188,275)	$(83,390)	$(334,727)

	December 31, 2022
	Amortized cost by origination year
	2022	2021	2020	2019	2018	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	22,732	216,960	—	272,185	—	—	511,877
3	907,161	1,609,556	98,874	505,377	110,356	—	3,231,324
4	76,938	79,023	119,172	320,793	342,869	51,542	990,337
5	—	—	71,269	118,135	55,732	—	245,136
Total senior loans	$1,006,831	$1,905,539	$289,315	$1,216,490	$508,957	$51,542	$4,978,674
Senior loans:
Current-period realized loss on loan write-off	$—	$—	$—	$—	$(4,400)	$—	$(4,400)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	December 31, 2023	December 31, 2022
1	$—	$—
2	99,000	511,878
3	3,160,928	3,231,324
4	216,848	990,337
5	—	245,135
Total	$3,476,776	$4,978,674
Allowance for credit losses	(67,092)	(197,272)
Carrying value	$3,409,684	$4,781,402
Weighted average risk rating(1)	3.0	3.2
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of December 31, 2023, compared to a 3.2 weighted average risk rating as of December 31, 2022.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of December 31, 2023. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

	For the Year Ended December 31, 2023
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272	$—	$197,272
Allowance for (reversal of) credit losses, net	204,547	—	204,547
Realized loss on loan write-offs, loan sales, and REO conversions	(334,727)	—	(334,727)
Subtotal	67,092	—	67,092

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314	—	17,314
Allowance for (reversal of) credit losses, net	(14,635)	—	(14,635)
Subtotal	2,679	—	2,679
Total allowance for credit losses	$69,771	$—	$69,771

	For the Year Ended December 31, 2022
	Senior loans	Subordinated and mezzanine loans	Total
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2022	$41,193	$806	$41,999
Allowance for (reversal of) credit losses, net	160,479	(806)	159,673
Realized loss on loan write-off	(4,400)	—	(4,400)
Subtotal	197,272	—	197,272

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2022	4,210	—	4,210
Allowance for (reversal of) credit losses, net	13,104	—	13,104
Subtotal	17,314	—	17,314
Total allowance for credit losses	$214,586	$—	$214,586

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$67,092	$—	$67,092
Unfunded loan commitments	2,679	—	2,679
Total allowance for credit losses	$69,771	$—	$69,771
Total unpaid principal balance	$3,484,052	$—	$3,484,052

	December 31, 2022
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$119,190	$78,082	$197,272
Unfunded loan commitments	10,927	6,387	17,314
Total allowance for credit losses	$130,117	$84,469	$214,586
Total unpaid principal balance	$4,759,663	$245,135	$5,004,798
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the year ended December 31, 2023, the Company recorded a decrease of $144.8 million to its allowance for credit losses, decreasing its CECL reserve to $69.8 million as of December 31, 2023. For the year ended December 31, 2023, the decrease to the Company's allowance for credit losses was due primarily to (1) a decrease of $334.7 million resulting from realized losses on loan write-offs, loan sales, and REO conversions and (2) a decrease of $2.5 million resulting from net investment activity during 2023, partially offset by (1) a year over year increase of $168.6 million for loans resolved during 2023 and (2) an increase of $23.8 million related to macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector.
During the year ended December 31, 2022, the Company recorded an increase of $168.4 million, increasing its allowance for credit losses to $214.6 million as of December 31, 2022. For the year ended December 31, 2022, the increase to the Company's estimate of expected credit losses was primarily due to an increase in credit loss expenses of (1) $84.5 million related to individually assessed loans, (2) $26.2 million resulting from the Company's increased loan origination and acquisition activity during 2022, and (3) $70.0 million from recessionary and recovery macroeconomic assumptions employed in determining the general CECL reserve, offset by a decrease of (1) $12.4 million resulting from loan repayments.
As of December 31, 2023, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company did not have any loans on non-accrual status or cost-recovery.
As of December 31, 2022, four first mortgage loans satisfied the CECL framework's criteria for individual assessment. The total amortized cost of the individually assessed loans as of December 31, 2022 was $245.1 million. Accordingly, the Company utilized the estimated fair value of the loan collateral to estimate a total allowance for credit losses of $78.1 million as of December 31, 2022. The Company’s fair market value estimates were determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 10.0% – 14.5%, and a terminal capitalization rate range of 6.5% – 9.0%. These inputs are based on the location, type and nature of the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience and judgment. Additionally, the Company may use broker-prepared estimates of fair values based on discounted cash flows and sales comparables to corroborate the estimated value of a loan's collateral. As of December 31, 2022, one of the four loans with an amortized cost of $71.3 million was on non-accrual status; the three other loans with an amortized cost of $173.9 million were not on non-accrual status because the borrowers were not in default of the loan agreements and all amounts of interest due were collected by the Company.
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

During the three months ended September 30, 2022, the property securing the Company's sole non-performing retail loan was sold by the borrower for $19.7 million, generating net proceeds of $18.6 million that were directed by the borrower to retire the Company's loan. The Company wrote-off $4.4 million during the three months ended September 30, 2022, which was fully reserved within the Company's CECL reserve as of June 30, 2022. The amortized cost of the loan was $23.0 million as of December 31, 2022. The loan was previously placed on non-accrual status due to a default caused by non-payment of interest in December 2021. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status.
As of December 31, 2023, the Company did not have any first mortgage loans on non-accrual status. As of December 31, 2022, the Company had two first mortgage loans with an amortized cost of $190.4 million on non-accrual status. In accordance with the Company’s revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when each loan was placed on non-accrual status. As of December 31, 2023 and December 31, 2022, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of December 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,476,776	$—	$—	$—	$—	$3,476,776
Total	$3,476,776	$—	$—	$—	$—	$3,476,776

		Days Outstanding as of December 31, 2022
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
Total	$4,541,692	$365,713	$—	$71,269	$436,982	$4,978,674
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the year ended December 31, 2023, none of the Company’s loan modifications resulted in more than minor modifications.
As of December 31, 2023, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.2 million related to one first mortgage loan. No accrued PIK interest was recorded and deferred during the year ended December 31, 2023.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

	Year Ended
	2023	2022
Balance as of January 1,	$1,714	$3,028
Accrued PIK interest	—	—
Repayments of accrued PIK interest	(542)	(313)
Balance as of March 31,	$1,172	$2,715
Accrued PIK interest	—	—
Repayments of accrued PIK interest	—	(300)
Balance as of June 30,	$1,172	$2,415
Accrued PIK interest	—	—
Repayments of accrued PIK interest	—	—
Balance as of September 30,	$1,172	$2,415
Accrued PIK interest	—	—
Repayments of accrued PIK interest	—	(701)
Balance as of December 31,	$1,172	$1,714

(4) Real Estate Owned
As of December 31, 2023, assets and liabilities related to REO consisted of five properties: a multifamily property in Arlington Heights, IL; and four office properties located in Orange, CA, San Mateo, CA, Manhattan, NY, and Houston, TX. During the year ended December 31, 2023, the Company acquired via foreclosure in August 2023 and subsequently sold in November 2023 a multifamily property under development in Los Angeles, CA.
In 2021, the Company originated a $80.0 million senior loan secured by a multifamily property in Arlington Heights, IL. As of September 30, 2023, the loan had a risk rating of "4" with an amortized cost and carrying value of $79.7 million and $76.3 million, respectively. The loan was placed on non-accrual status and accounted for under cost-recovery during the fourth quarter of 2023. On December 28, 2023, the Company acquired the property through a foreclosure. The acquisition was accounted for as an asset acquisition. The Company recognized a realized loss on REO conversion of $8.5 million.
In 2019, the Company originated a $76.5 million senior loan secured by an office property in Orange, CA. As of September 30, 2023, the loan had a risk rating of "5", was on non-accrual status and accounted for under cost-recovery with an amortized cost and carrying value of $60.3 million and $24.3 million, respectively. On December 28, 2023, the Company acquired the property through a deed-in-lieu of foreclosure. This acquisition was accounted for as an asset acquisition. The Company recognized a realized loss on REO conversion of $40.4 million.
In 2019, the Company originated a $75.8 million senior loan secured by an office property in San Mateo, CA. As of September 30, 2023, the loan had a risk rating of "5" with an amortized cost and carrying value of $61.9 million and $32.6 million, respectively. The loan was placed on non-accrual status and accounted for under cost-recovery during the fourth quarter of 2023. On December 27, 2023, the Company acquired the property through a deed-in-lieu of foreclosure. This acquisition was accounted for as an asset acquisition. The Company recognized a realized loss on REO conversion of $42.4 million.
In 2019, the Company originated a $54.0 million senior loan secured by an office property in Manhattan, NY. As of September 30, 2023, the loan had a risk rating of "5", was on non-accrual status and accounted for under cost-recovery with an amortized cost and carrying value of $52.6 million and $44.3 million, respectively. On December 15, 2023, the Company acquired the property through a deed-in-lieu of foreclosure. This acquisition was accounted for as an asset acquisition. The Company recognized a realized loss on REO conversion of $14.8 million.
In 2022, the Company originated a $97.0 million senior loan secured by a multifamily property under development in Los Angeles, CA. As of June 30, 2023, the loan had a risk rating of "4" and was on non-accrual status, with an amortized cost and carrying value of $77.1 million and $71.1 million, respectively. On August 17, 2023, the Company acquired the property via foreclosure. This acquisition was accounted for as an asset acquisition.
In 2018, the Company originated a $55.7 million senior loan secured by an office property in Houston, TX. As of March 31, 2023, the loan had a risk rating of "5", was on non-accrual status and accounted for under cost-recovery, with an amortized cost and carrying value of $55.0 million and $46.0 million, respectively. On April 28, 2023, the Company acquired the property through a deed-in-lieu of foreclosure. This acquisition was accounted for as an asset acquisition.

The Company allocated the fair value of the assets and liabilities acquired during the year ended December 31, 2023, as of the acquisition date (dollars in thousands):

Fair Value Allocation
Building and building improvements	$103,293
Land and land improvements	91,484
Construction in progress	47,091
In-place lease intangibles	27,594
Above-market lease intangibles	3,982
Below-market lease intangibles	(4,311)
Total	$269,133
The Company’s fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate range of 6.8% – 11.8%, and terminal capitalization rates ranging between 5.0% – 10.0%. These inputs are based on the location, type and nature of the property, costs-to-complete, expected time required to lease and stabilize the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience, and judgment.
During the three months ended December 31, 2023, the Company sold the Los Angeles, CA multifamily property under development for net cash proceeds of $75.4 million and recognized a gain on sale of real estate owned, net of $7.0 million on the consolidated statements of income and comprehensive income.

During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

December 31, 2023
Assets
Cash	$532
Real estate owned - Building and building improvements	103,293
Real estate owned - Land and land improvements	67,472
Real estate owned - Tenant improvements	4,299
Real estate owned	175,064
Accumulated depreciation	(1,007)
Real estate owned, net	174,057
In-place lease intangibles, net(1)	25,036
Above-market lease intangibles, net(1)	3,902
Leasing commissions, net(1)	533
Other assets, net(1)	12,384
Total assets	$216,444
Liabilities
Mortgage loan payable, net(2)	$30,551
Below-market lease intangibles, net(3)	3,707
Other liabilities(3)	3,214
Total liabilities	$37,472
________________________________
(1)Included within Other assets within the Company's consolidated balance sheet. Other assets, net includes $11.3 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of December 31, 2023.
(2)During the three months and year ended December 31, 2023, the Company incurred interest expense of $0.6 million and $1.4 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2023
Rental income
Minimum lease payments	$2,381	$5,292
Variable lease payments	403	1,047
Total rental income	2,784	6,339
Other operating income	1,489	1,490
Revenue from real estate owned operations	4,273	7,829
Rental property operating expenses(1)	1,367	3,955
Depreciation and amortization(2)	1,219	3,577
Expenses from real estate owned operations	2,586	7,532
Net income from REO	$1,687	$297
________________________________
(1)Excludes $0.6 million and $1.4 million of interest expense incurred during the three months and year ended December 31, 2023, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three months and year ended December 31, 2023, the Company incurred $0.4 million and $1.0 million, respectively, of depreciation expense.
Real estate-related capital expenditures
For the year ended December 31, 2023, the Company's capital expenditures were $5.4 million, as shown on the Company's consolidated statements of cash flows. Substantially all of the Company's real estate-related investing activity related to capital expenditures for its REO assets.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

December 31, 2023
Intangible assets:
In-place lease intangibles	$27,594
Above-market lease intangibles	3,982
Leasing commissions	545
Total intangible assets	32,121
Accumulated amortization:
In-place lease intangibles	(2,558)
Above-market lease intangibles	(80)
Leasing commissions	(12)
Total accumulated amortization	(2,650)
Intangible assets, net	$29,471

Intangible liabilities:
Below-market lease intangibles	$4,311
Total intangible liabilities	4,311
Accumulated amortization:
Below-market lease intangibles	(604)
Total accumulated amortization	(604)
Intangible liabilities, net	$3,707
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2024	8,995	958	61	(1,211)
2025	4,077	877	64	(704)
2026	2,797	626	64	(496)
2027	1,672	484	64	(300)
2028	1,430	426	64	(293)
The weighted-average amortization period for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles acquired during the year ended December 31, 2023, were 7.1 years, 6.2 years, 8.4 years, and 5.8 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2023 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2024	14,945
2025	11,064
2026	9,605
2027	8,224
2028	6,747
Thereafter	62,215
Total	$112,800
The weighted average minimum term of the non-cancellable leases was approximately twelve years as of December 31, 2023.

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
During the three months ended December 31, 2021, the Company sold a 17-acre parcel of the Las Vegas land and retained the remaining 10-acre parcel of Las Vegas land at its estimated fair value at the time of acquisition, net of estimated selling costs, of $60.6 million. On April 4, 2022, the Company sold the remaining 10-acre parcel of Las Vegas land for net cash proceeds of $73.9 million and recognized a gain on sale of real estate owned, net, of $13.3 million on the consolidated statements of income and comprehensive income. The Las Vegas land parcels were sold for gains during the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, operating revenues from Las Vegas land were sufficient to cover the operating expenses and were immaterial to the financial results of the Company.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the years ended December 31, 2023 and 2022. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, the Company committed to contribute certain loan assets and completed the contribution process by mid-May 2023. The Company utilized the reinvestment feature during the years ended December 31, 2023 and 2022. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of December 31, 2023 and December 31, 2022 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$59,204	$28,011
Collateralized loan obligation proceeds held at trustee(1)	247,229	297,168
Accounts receivable from servicer/trustee(2)	300	156,633
Accrued interest receivable	10,207	5,584
Loans held for investment, net(3)	2,245,241	2,779,978
Real estate owned	33,540	—
Other assets	5,363	—
Total assets	$2,601,084	$3,267,374
Liabilities
Accrued interest payable	$6,602	$6,106
Accrued expenses	777	761
Collateralized loan obligations, net(4)	1,915,174	2,452,212
Payable to affiliates	2,879	8,175
Deferred revenue	2,124	—
Total liabilities	$1,927,556	$2,467,254
________________________________
(1)Includes $247.2 million of cash available to acquire eligible assets related to TRTX 2022-FL5 as of December 31, 2023. Includes $72.5 million and $224.7 million of cash available to acquire eligible assets related to TRTX 2022-FL5 and TRTX 2021-FL4, respectively, as of December 31, 2022.
(2)Includes $155.2 million of cash proceeds related to loan repayments related to TRTX 2019-FL3 held by the Company's loan servicer as of December 31, 2022, which were remitted to the Company during the subsequent remittance cycle.
(3)Includes three loans held for investment with an unpaid principal balance of $3.9 million and $2.9 million as of December 31, 2023 and December 31, 2022, respectively.
(4)Net of $4.6 million and $9.0 million of unamortized deferred financing costs as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 and December 31, 2022, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	December 31, 2023
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2019-FL3
Collateral loan investments	5	Term SOFR(4)	$345,150	$220,562	3.66%	1.7
Financing provided	1	Term SOFR(4)	154,291	154,291	2.38%	10.8
TRTX 2021-FL4
Collateral loan investments	21	Term SOFR(5)	1,070,968	961,604	3.63%	2.5
Financing provided	1	Term SOFR(5)	858,468	856,747	1.80%	14.2
TRTX 2022-FL5
Collateral loan investments	15	Term SOFR(6)	1,075,000	1,059,239	3.61%	3.0
Financing provided	1	Term SOFR(6)	907,031	904,136	2.02%	15.1
Total
Collateral loan investments(7)	41	Term SOFR	$2,491,118	$2,241,405	3.62%	2.6 years
Financing provided(8)	3	Term SOFR	$1,919,790	$1,915,174	1.95%	14.3 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other loans held for investment, net of $3.9 million held within the Sub-REIT.
(2)Weighted average spread excludes the amortization of loan fees and deferred financing costs.
(3)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of underlying loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)On October 1, 2021, the benchmark index interest rate for borrowings under TRTX 2019-FL3 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL3 indenture. The Company exercised its right to convert the mortgage assets' benchmark interest rate from LIBOR to Term SOFR to eliminate the difference between benchmark rates used for the assets and liabilities of the CRE CLO. As of December 31, 2023, the TRTX 2019-FL3 mortgage assets are indexed to Term SOFR.
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
(6)The Company had the ability to convert the interest rate benchmark from Compounded SOFR to Term SOFR once 50% of the underlying mortgage loans were converted to Term SOFR. On September 12, 2023, the benchmark interest rate for borrowings under TRTX 2022-FL5 was converted from Compounded SOFR to Term SOFR by the designated transaction representative under the FL5 indenture. As of December 31, 2023, all of the TRTX 2022-FL5 mortgage assets are indexed to Term SOFR.
(7)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.9%, 30.7% and 30.9% of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2023.
(8)During the three months ended December 31, 2023, the Company recognized interest expense of $38.2 million, which includes $1.5 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the year ended December 31, 2023, the Company recognized interest expense of $153.3 million, which includes $5.0 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	December 31, 2023	December 31, 2022
Collateralized loan obligations(1)	$1,919,790	$2,461,170
Secured credit agreements	799,518	1,108,386
Asset-specific financing arrangements	274,158	565,376
Secured revolving credit facility	23,782	44,279
Mortgage loan payable	31,200	—
Total	$3,048,448	$4,179,211
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of December 31, 2023 and December 31, 2022, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2023
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/24	08/19/24	Term SOFR	2.2%	7.5%	$500,000	$206,403	$293,597	$376,694	$376,440
Wells Fargo	04/18/25	04/18/25	Term SOFR	1.9%	7.3%	500,000	164,394	335,606	440,804	439,773
Barclays	08/13/25	08/13/26	Term SOFR	2.0%	7.3%	500,000	367,374	132,626	178,827	178,509
Morgan Stanley(3)	05/04/24	05/04/24	Term SOFR	1.9%	7.2%	500,000	498,176	1,824	10,570	10,570
Bank of America(4)	06/06/26	06/06/26	Term SOFR	1.8%	7.1%	200,000	164,135	35,865	50,194	50,194
Totals						$2,200,000	$1,400,482	$799,518	$1,057,089	$1,055,486
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
(2)On August 18, 2023, the Company executed an extension of the secured credit agreement's maturity to August 19, 2024. On January 31, 2024, the Company executed a two-year extension of the secured credit agreement through August 19, 2026. During the two-year extension period, new and revolving borrowings are permitted, after which the secured credit agreement automatically enters a two-year term-out period through August 19, 2028.
(3)On March 17, 2023, the Company executed an extension of the secured credit agreement's maturity that is effective May 4, 2023 with a one year term maturing on May 4, 2024.
(4)On March 20, 2023, the Company executed a short term extension of the secured credit agreement's maturity to May 30, 2023, and on May 25, 2023 executed a further short-term extension to June 6, 2023. On June 6, 2023, the secured credit agreement's initial and extended maturity was extended to June 6, 2026.

During the three months ended December 31, 2023, the Company opted not to exercise its option to extend the JP Morgan and Institutional Lender 1 secured credit agreements. Accordingly, these secured credit agreements terminated by their own terms on December 29, 2023 and October 30, 2023, respectively.

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
Secured Credit Agreement Terms
As of December 31, 2023 and December 31, 2022, the Company had five secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of December 31, 2023 and December 31, 2022 consisted of 28 and 45 mortgage loans, or participation interests therein, respectively. Under four of the five secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fifth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's four other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
Under each of the Company’s secured credit agreements, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is limited to collateral-specific credit marks based on non-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations only include credit-based factors unrelated to the capital markets.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	December 31, 2023
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$376,694	$379,012	$294,258	$84,754	7.5%	232
Wells Fargo	500,000	440,804	443,923	336,539	107,384	9.5%	474
Barclays	500,000	178,827	179,152	133,100	46,052	4.1%	956
Morgan Stanley Bank	500,000	10,570	10,710	1,871	8,839	0.8%	125
Bank of America	200,000	50,194	50,484	35,911	14,573	1.3%	888
Total / weighted average	$2,200,000	$1,057,089	$1,063,281	$801,679	$261,602		483
_______________________
(1)Loan amounts include interest receivable of $7.8 million and are net of premium, discount and origination fees of $1.6 million.
(2)Loan amounts include interest payable of $2.2 million and do not reflect unamortized deferred financing fees of $1.5 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2023 and 2022, the weighted average unused fee was 20 and 18 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. For the quarters ended September 30, 2023 and December 31, 2023, the Company received a waiver with respect to the minimum interest coverage ratio covenant included in this facility and in doing so, the facility's advance rate reduced during the waiver period by five points for each advance rate described above.
As of December 31, 2023, the Company pledged one loan investment with a collateral principal balance of $32.8 million and had outstanding Term SOFR-based borrowings of $23.8 million. As of December 31, 2022, the Company pledged one loan investment with an aggregate collateral principal balance of $59.8 million and had outstanding Term SOFR-based borrowings of $44.3 million.

Asset-Specific Financing Arrangements
On December 5, 2023, the Company closed a $90.6 million loan financing facility with HSBC Bank USA, National Association ("HSBC Facility"). The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	December 31, 2023
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized Cost	Wtd. avg. term
HSBC Facility	1	$90,564	$82,143	$81,351	2.1%	3.5	3	$117,343	$116,694	3.5
BMO Facility	1	200,000	29,110	28,883	2.0%	3.7	1	37,623	37,370	3.7
Institutional Lender 2(4)	1	141,526	141,526	141,526	3.5%	1.1	2	136,057	134,319	1.4
Customers Bank	1	23,250	21,379	21,050	2.5%	3.7	1	28,956	28,784	3.7
Total / weighted average		$455,340	$274,158	$272,810	2.8%	2.3 years		$319,979	$317,167	2.6 years
_______________________
(1)Net of $1.3 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted-average term assumes all extension options of the collateral loan assets are exercised by the borrower.
(4)Collateral includes one loan and a receivable owed pursuant to the terms of a co-lender agreement and servicing agreement, of which $88.0 million of this borrowing was repaid in January 2024.
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

Mortgage Loan Payable
The Company, through a wholly-owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years and bears interest at a rate of 7.7%. As of December 31, 2023, the carrying value of the loan was $30.6 million.
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
Financial Covenant Compliance
The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2023. Effective September 30, 2023, the Company obtained from its lenders a waiver with respect to the minimum interest coverage ratio covenant. The waiver reduced the minimum interest coverage ratio to 1.30 to 1.0 from 1.40 to 1.0 for the quarters ended September 30, 2023 and December 31, 2023. The interest coverage ratio threshold will revert to 1.40 to 1.0 for the quarter ending March 31, 2024 and thereafter. The Company was in compliance with all financial covenants for its secured credit agreements and secured revolving credit facility to the extent of outstanding balances as of December 31, 2022.
(7) Schedule of Maturities
As of December 31, 2023 future principal payments for the following five years and thereafter are as follows (dollars in thousands):

	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2024	$940,846	$557,379	$295,421	$—	$88,046	$—
2025	962,160	470,146	468,232	23,782	—	—
2026	418,833	311,656	35,865	—	71,312	—
2027	114,947	28,070	—	—	86,877	—
2028	611,662	552,539	—	—	27,923	31,200
Thereafter	—	—	—	—	—	—
Total	$3,048,448	$1,919,790	$799,518	$23,782	$274,158	$31,200
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
(3)The scheduled maturities of the Company's asset-specific financing arrangements are based on the fully-extended maturity date of the underlying mortgage loan collateral.

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of December 31, 2023 and December 31, 2022, the Company had $172.7 million and $145.1 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	December 31, 2023
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,484,052	$3,409,684	$—	$—	$3,446,648
Financial liabilities
Collateralized loan obligations	1,919,790	1,915,174	—	—	1,893,803
Secured credit agreements	799,518	798,060	—	—	791,495
Asset-specific financing arrangements	274,158	272,810	—	—	273,218
Secured revolving credit facility	23,782	22,764	—	—	23,323
Mortgage loan payable	31,200	30,551	—	—	31,200

	December 31, 2022
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$5,004,798	$4,781,402	$—	$—	$4,922,290
Financial liabilities
Collateralized loan obligations	2,461,170	2,452,212	—	—	2,498,853
Secured credit agreements	1,108,386	1,105,151	—	—	1,128,847
Asset-specific financing arrangements	565,376	561,017	—	—	571,097
Secured revolving credit facility	44,279	42,137	—	—	42,137
As of December 31, 2023 and December 31, 2022, the estimated fair value of the Company’s loans held for investment portfolio was $3.4 billion and $4.9 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of December 31, 2023 and December 31, 2022 was 3.73% and 3.44%, respectively. The weighted average years to maturity as of December 31, 2023 and December 31, 2022 was 2.6 years and 2.8 years, respectively, assuming full extension of all loans held for investment.
As of December 31, 2023 and December 31, 2022, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the year ended December 31, 2023.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2023 and December 31, 2022, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the year ended December 31, 2022, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
The following table details the income tax treatment for dividends declared on the Company's common stock:

	For the Years Ended December 31,
	2023(1)	2022	2021
Ordinary income dividends	$0.12	$0.95	$1.21
Return of capital	0.61	—	—
Total common stock dividends	$0.73	$0.95	$1.21
________________________________
(1)The Company declared $0.96 of common stock dividends during the year ended December 31, 2023. Pursuant to IRC Section 857(b)(9), cash distributions made on January 25, 2024 with a record date of December 29, 2023 are treated for federal income tax purposes as received by shareholders on December 31, 2023 to the extent of the Company’s 2023 earnings and profits. As the Company’s aggregate 2023 dividends declared exceeded its 2023 earnings and profits, the January 2024 cash distribution declared in the fourth quarter of 2023 will be treated as a 2024 distribution for federal income tax purposes and will not be included on the 2023 Form 1099-DIV.
For the year ended December 31, 2023, 2022 and 2021, the Company recognized $0.3 million, $0.5 million and $1.1 million, respectively, of federal, state, and local tax expense. As of December 31, 2023, 2022 and 2021, the Company’s effective tax rate was 0.4%, 0.5% and 0.8%, respectively.
As of December 31, 2023, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2022, the Company had no income tax assets and a $0.1 million income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. The Company has $194.1 million of capital losses that it can carry forward into future years as of December 31, 2023.

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

	Years Ended December 31,
	2023	2022	2021
Incurred
Management fees	$22,426	$23,455	$21,519
Incentive management fee	—	5,183	—
Total management and incentive fees incurred	$22,426	$28,638	$21,519

Paid
Management fees	$23,497	$23,080	$21,269
Incentive management fee	—	5,183	—
Total management and incentive fees paid	$23,497	$28,263	$21,269
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 are $4.9 million and $6.0 million, respectively. No incentive management fee was earned during the year ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Manager earned $5.2 million of incentive management fees.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (1) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the years ended December 31, 2023, 2022 and 2021, the Company reimbursed to the Manager $1.0 million, $1.0 million and $1.0 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of December 31, 2023 and December 31, 2022, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
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

(11) Earnings per Share
The Company calculates its basic and diluted earnings (loss) per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of its common stock granted to certain current and former employees and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the years ended December 31, 2023, 2022 and 2021, $1.7 million, $1.0 million and $0.7 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
In connection with the issuance of Series B Preferred Stock and the Warrants described in Note 12, the Company elected the accreted redemption value method whereby the discount created based on the relative fair value of the Warrants to the fair value of the Series B Preferred Stock and the related issuance costs were accreted as a non-cash dividend on preferred stock over four years using the effective interest method. Such adjustments are included in Accretion of Discount on Series B Cumulative Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated as a deemed dividend on preferred stock for GAAP and income tax purposes. For the year ended December 31, 2021, this adjustment totaled $3.0 million.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. For the years ended December 31, 2023 and 2022, 188,571 warrants and 2,881,459 warrants, respectively, are excluded from the calculation of diluted earnings per common since their effect would be anti-dilutive. For the year ended December 31, 2021, the Warrants are included in the calculation of diluted earnings per common share because the Company generated earnings on a per common share basis, and the average market price of the Company’s common stock was $12.34, which exceeds the applicable strike price of $7.50 per common share for Warrants currently outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted-average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(116,630)	$(60,066)	$138,550
Preferred stock dividends(1)	(12,592)	(12,592)	(19,194)
Participating securities' share in (loss) earnings	(1,683)	(986)	(717)
Series B preferred stock redemption make-whole payment(2)	—	—	(22,485)
Series B Preferred Stock accretion, including allocated Warrant fair value and transaction costs(3)	—	—	(25,449)
Net income attributable to common stockholders	$(130,905)	$(73,644)	$70,705
Weighted average common shares outstanding, basic	77,575,788	77,296,524	76,977,743
Incremental shares of common stock issued from the assumed exercise of the Warrants	—	—	4,706,645
Weighted average common shares outstanding, diluted	77,575,788	77,296,524	81,684,388
(Loss) earnings per common share, basic(4)	$(1.69)	$(0.95)	$0.92
(Loss) earnings per common share, diluted(4)	$(1.69)	$(0.95)	$0.87
_______________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the year ended December 31, 2023, 2022 and 2021. For the year ended December 31, 2021 also includes preferred stock dividends declared and paid for Series B Preferred Stock.
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
(4)Basic and diluted earnings per common share are computed independently based on the weighted-average shares of common stock outstanding. Diluted earnings per common share also includes the impact of participating securities outstanding plus any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly (loss) earnings per common share amounts may not agree to the total for the years ended December 31, 2023, 2022 and 2021.

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

Warrants to Purchase Common Stock
The Warrants had an initial exercise price of $7.50 per share. The exercise price of the Warrants is subject to certain adjustments. Pursuant to the warrant agreement between the Company and the Purchaser and due to the Company's payment of non-qualifying dividends during the year ended December 31, 2023, the exercise price of the Warrants has been reduced to $6.89 per share. The Warrants are exercisable on a net-settlement basis and expire on May 28, 2025. The Warrants are classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. None of the Warrants have been exercised as of December 31, 2023.
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
On December 18, 2023, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.2 million in the aggregate, for the fourth quarter of 2023. The common stock dividend was paid on January 25, 2024 to the holders of record of the Company’s common stock as of December 29, 2023.
On December 8, 2023, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2023. The Series C Preferred Stock dividend was paid on December 29, 2023 to the preferred stockholders of record as of December 19, 2023.
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
For the year ended December 31, 2023 and 2022, common stock dividends in the amount of $76.0 million and $75.1 million, respectively, were declared and approved.
For the year ended December 31, 2023 and 2022, Series C Preferred Stock dividends in the amount of $12.6 million and $12.6 million, respectively, were declared and approved.
As of December 31, 2023 and December 31, 2022, common stock dividends of $19.2 million and $19.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of December 31, 2023, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted-average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2020	888,991	$16.09
Granted	436,213	12.15
Vested	(407,706)	17.34
Forfeited	(81,569)	15.25
Balance as of December 31, 2021	835,929	$13.16
Granted	1,141,926	7.93
Vested	(278,821)	14.25
Forfeited	(15,594)	12.06
Balance as of December 31, 2022	1,683,440	$9.44
Granted	950,000	6.66
Vested	(527,831)	10.55
Forfeited	(6,545)	7.64
Balance as of December 31, 2023	2,099,064	$7.91
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2024	712,041
2025	628,142
2026	521,360
2027	237,521
Total	2,099,064
During the year ended December 31, 2023, the Company accrued 16,049 shares of common stock, respectively, for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2023, June 28, 2023, September 28, 2023, and December 29, 2023.
During the year ended December 31, 2022, the Company accrued 11,361 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2022, June 28, 2022, September 28, 2022 and December 29, 2022.
As of December 31, 2023, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $12.7 million. These compensation costs are expected to be recognized over a weighted average period of 1.4 years from December 31, 2023. For the year ended December 31, 2023, 2022 and 2021, the Company recognized $8.0 million, $5.1 million, and $5.8 million, respectively, of stock-based compensation expense.

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
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of December 31, 2023 and December 31, 2022 was $183.3 million and $426.1 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.7 million and $17.3 million as of December 31, 2023 and December 31, 2022 which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of December 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	December 31, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,801,668	$67,035	49.2%	$1,734,633	49.7%
Office	728,447	42,489	19.9	685,958	19.8
Hotel	389,643	14,110	10.6	376,705	10.8
Life Science	404,600	31,739	11.0	372,861	10.7
Mixed-Use	115,215	6,256	3.1	108,959	3.1
Industrial	107,000	7,504	2.9	99,496	2.9
Self Storage	69,000	2,000	1.9	67,000	1.9
Other	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%

	December 31, 2022
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,491,441	$110,769	46.0%	$2,380,672	47.5%
Office	1,553,378	155,986	28.5	1,397,392	28.0
Hotel	483,743	11,666	8.9	473,790	9.5
Life Science	404,600	93,092	7.5	311,508	6.2
Mixed-Use	283,340	15,061	5.2	268,279	5.4
Industrial	93,044	5,987	1.7	87,057	1.7
Self Storage	69,000	11,900	1.3	57,100	1.1
Other	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,159,180	$62,263	31.6%	$1,096,917	31.5%
East	1,156,075	31,096	31.5	1,126,151	32.3
South	1,061,968	75,430	29.0	986,538	28.3
Midwest	149,950	8,743	4.1	141,207	4.1
Various	139,000	5,761	3.8	133,239	3.8
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%

	December 31, 2022
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
East	$1,844,087	$73,104	33.9%	$1,772,155	35.4%
West	1,629,727	179,104	30.0	1,450,623	29.0
South	1,496,382	138,836	27.6	1,358,087	27.1
Midwest	319,950	17,130	5.9	302,820	6.1
Various	139,000	17,887	2.6	121,113	2.4
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,540,873	$32,898	42.0%	$1,507,975	43.3%
Moderate Transitional	1,156,858	99,507	31.6	1,058,523	30.4
Light Transitional	917,842	38,728	25.0	879,114	25.2
Construction	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%

	December 31, 2022
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,249,442	$52,588	41.4%	$2,197,397	43.9%
Light Transitional	1,604,820	125,959	29.6	1,478,860	29.5
Moderate Transitional	1,524,284	225,914	28.1	1,299,541	26.0
Construction	50,600	21,600	0.9	29,000	0.6
Total	$5,429,146	$426,061	100.0%	$5,004,798	100.0%
Loan commitments exclude capitalized interest resulting from previously modified loans of $1.2 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.

(16) Subsequent Events
The following events occurred subsequent to December 31, 2023:
•The Company closed two first mortgage loans secured by multifamily properties with aggregate total loan commitments of $82.3 million and aggregate initial fundings of $74.7 million.
•The Company received full loan repayments related to four of its first mortgage loans with aggregate total loan commitments and aggregate unpaid principal balances of $195.0 million and $179.4 million, respectively. The first mortgage loans were secured by the following property types (as a percentage of total loan commitments repaid): 54.0% multifamily, 25.9% other (land), and 20.1% hotel.
•On January 31, 2024, the Company executed a two-year extension of the Goldman Sachs secured credit agreement through August 19, 2026. During the two-year extension period, new and revolving borrowings are permitted, after which the secured credit agreement automatically enters a two-year term-out period through August 19, 2028.

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2023
(Dollars in Thousands)

Type of Loan/Borrower(1)	Description / Location	Interest Payment Rates	Extended Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Unpaid Principal Balance	Carrying Amount of Loans(5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / San Jose	S+3.4%	2027	I/O	—	245,000	245,000
Borrower B	Senior Loan / New York	S+3.0%	2026	I/O	—	227,107	227,107
Borrower C	Senior Loan / Daly City	S+4.0%	2026	I/O	—	200,412	200,159
Borrower D	Senior Loan / Various	S+3.5%	2026	I/O	—	142,025	142,025
Borrower E	Senior Loan / New York	S+4.1%	2024	I/O	—	163,000	163,000
Borrower F	Senior Loan / Towson	S+3.0%	2026	I/O	—	121,133	121,133
Senior Loans less than 3% of the carrying amount of total loans
Senior loan	Multifamily / Diversified	Floating S+2.9% - 4.0%	2024 - 2028	I/O	—	1,226,476	1,223,865
Senior loan	Office / Diversified	Floating S+2.6% - 5.3%	2024 - 2027	I/O	—	295,850	295,089
Senior loan	Hotel / Diversified	Floating S+3.2% - 5.1%	2024 - 2028	I/O	—	376,705	373,980
Senior loan	Mixed-Use / Diversified	Floating S+3.7% - 4.1%	2025 - 2026	I/O	—	108,959	108,906
Senior loan	Life Science / Diversified	Floating S+3.2% - 5.6%	2026	I/O	—	172,449	172,166
Senior loan	Industrial / Diversified	Floating S+3.3% - 3.5%	2027 - 2028	I/O	—	99,496	99,197
Senior loan	Self Storage / Diversified	Floating S+4.2%	2027	I/O	—	67,000	66,818
Senior loan	Other / NC	Floating S+8.5%	2024	I/O	—	38,440	38,331
Total senior loans					—	3,484,052	3,476,776
Total loans					—	3,484,052	3,476,776
CECL reserve(6)							(67,092)
Total loans, net							$3,409,684
_______________________________
(1)Includes senior mortgage loans, contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)Extended maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third-party liens and is expressed as the total loan commitment senior to our subordinated loan interest as of December 31, 2023.
(5)The aggregate tax basis of the loans is $3.5 billion as of December 31, 2023.
(6)As of December 31, 2023, the Company has a total CECL reserve of $67.1 million on its loans held for investment. Refer to Note 3 for additional information on the Company's CECL reserve.
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles the Company’s mortgage loans on real estate activity for the years ended (dollars in thousands):

	2023	2022	2021
Balance at January 1,	$4,781,402	$4,867,203	$4,456,460
Additions during period:
Loans originated and acquired	194,706	1,519,406	1,623,585
Additional fundings	140,547	145,199	146,032
Amortization of origination fees and discounts	11,955	11,085	7,203
Deductions during period:
Collection of principal	(890,566)	(1,506,870)	(1,236,032)
Collection of accrued PIK interest	(542)	(1,314)	—
Collection of interest applied to reduce principal under the cost-recovery method	(15,894)	—	—
Realized loss on loan write-offs, loan sales, and REO conversions	(334,727)	(4,400)	—
Loan sales	(343,637)	—	(147,986)
Loan extinguishment on conversion to REO	(263,740)	(89,234)	—
Decrease (increase) of allowance for credit losses	130,180	(159,673)	17,941
Balance at December 31,	$3,409,684	$4,781,402	$4,867,203
S-1