Form 10-Q
period 2024-06-30
TPG RE Finance Trust, Inc.
filed 2024-07-30
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, there were 80,928,525 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Six Months ended June 30, 2024 and June 30, 2023	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Six Months ended June 30, 2024 and June 30, 2023	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2024 and June 30, 2023	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4.	Controls and Procedures	81

Part II. Other Information		82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

Signatures		84

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets(1)
Cash and cash equivalents	$259,236	$206,376
Restricted cash	500	642
Accounts receivable	10	40
Collateralized loan obligation proceeds held at trustee	—	247,229
Accounts receivable from servicer/trustee	60,606	66,468
Accrued interest and fees receivable	27,815	32,195
Loans held for investment	3,201,203	3,476,776
Allowance for credit losses	(66,848)	(67,092)
Loans held for investment, net (includes $835,325 and $1,070,629, respectively, pledged as collateral under secured financing agreements)	3,134,355	3,409,684
Real estate owned	169,120	174,057
Other assets	44,759	77,621
Total assets	$3,696,401	$4,214,312
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$7,135	$10,225
Accrued expenses and other liabilities(2)	15,392	14,587
Collateralized loan obligations, net	1,831,471	1,915,174
Secured financing agreements, net	529,699	820,824
Asset-specific financings, net	131,735	272,810
Mortgage loan payable, net	30,622	30,551
Payable to affiliates	5,044	4,913
Deferred revenue	1,333	1,281
Dividends payable	19,798	19,162
Total liabilities	2,572,229	3,089,527
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 80,928,525 and 77,868,565 shares issued and outstanding, respectively)	81	77
Additional paid-in-capital	1,728,147	1,724,967
Accumulated deficit	(604,064)	(600,267)
Total stockholders' equity	1,124,172	1,124,785
Total liabilities and stockholders' equity	$3,696,401	$4,214,312
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of June 30, 2024 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.8 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2023 include assets and liabilities of VIEs of $2.6 billion and $1.9 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.7 million and $2.7 million of reserve for expected losses for unfunded loan commitments as of June 30, 2024 and December 31, 2023, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income and interest expense
Interest income	$78,115	$96,716	$160,299	$188,442
Interest expense	(50,588)	(70,570)	(105,969)	(140,560)
Net interest income	27,527	26,146	54,330	47,882
Other revenue
Other income, net	3,494	4,960	8,396	8,479
Revenue from real estate owned operations	8,281	1,528	15,503	1,528
Total other revenue	11,775	6,488	23,899	10,007
Other expenses
Professional fees	1,716	1,572	2,691	2,902
General and administrative	1,186	1,261	2,172	2,157
Stock compensation expense	1,688	1,813	3,360	3,617
Servicing and asset management fees	508	290	979	153
Management fee	5,044	5,949	10,031	11,968
Expenses from real estate owned operations	8,882	1,848	17,228	1,848
Total other expenses	19,024	12,733	36,461	22,645
Credit loss benefit (expense), net	4,537	(89,069)	181	(96,853)
Income (loss) before income taxes	24,815	(69,168)	41,949	(61,609)
Income tax expense, net	(100)	(5)	(490)	(189)
Net income (loss)	$24,715	$(69,173)	$41,459	$(61,798)
Preferred stock dividends and participating securities' share in earnings	(3,689)	(3,551)	(7,378)	(7,103)
Net income (loss) attributable to common stockholders - see Note 11	$21,026	$(72,724)	$34,081	$(68,901)
Earnings (loss) per common share, basic	$0.26	$(0.94)	$0.43	$(0.89)
Earnings (loss) per common share, diluted	$0.26	$(0.94)	$0.43	$(0.89)
Weighted average number of common shares outstanding
Basic:	79,456,745	77,417,566	78,662,740	77,414,006
Diluted:	80,907,705	77,417,566	79,604,665	77,414,006
Other comprehensive income (loss)
Net income (loss)	$24,715	$(69,173)	$41,459	$(61,798)
Comprehensive net income (loss)	$24,715	$(69,173)	$41,459	$(61,798)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2024	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785
Issuance of common stock	—	—	—	—	3,873	1	—	—	1
Amortization of stock compensation expense	—	—	—	—	—	—	1,672	—	1,672
Net income	—	—	—	—	—	—	—	16,744	16,744
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,162)	(19,162)
March 31, 2024	125	$—	8,050,000	$8	77,872,438	$78	$1,726,639	$(605,833)	$1,120,892
Issuance of common stock, net	—	—	—	—	3,056,087	3	(180)	—	(177)
Amortization of stock compensation expense	—	—	—	—	—	—	1,688	—	1,688
Net income	—	—	—	—	—	—	—	24,715	24,715
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,798)	(19,798)
June 30, 2024	125	$—	8,050,000	$8	80,928,525	$81	$1,728,147	$(604,064)	$1,124,172

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2023	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996
Issuance of common stock	—	—	—	—	3,724	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,804	—	1,804
Net income	—	—	—	—	—	—	—	7,375	7,375
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,970)	(18,970)
March 31, 2023	125	$—	8,050,000	$8	77,414,006	$77	$1,718,742	$(409,770)	$1,309,057
Issuance of common stock	—	—	—	—	316,572	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	—	—	(69,173)	(69,173)
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,969)	(18,969)
June 30, 2023	125	$—	8,050,000	$8	77,730,578	$77	$1,720,555	$(501,060)	$1,219,580
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$41,459	$(61,798)
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(3,706)	(7,705)
Amortization of deferred financing costs	4,820	7,437
Depreciation and amortization	8,403	964
Amortization of above and below-market leases	(160)	(131)
Accrued PIK interest	(34)	—
Collection of accrued PIK interest	1,172	542
Stock compensation expense	3,360	3,617
(Decrease) increase of allowance for credit losses, net (see Note 3)	(181)	96,853
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	56	654
Accrued interest and fees receivable	4,380	8,061
Accrued expenses and other liabilities	(1,882)	(4,704)
Accrued interest payable	(3,090)	(612)
Payable to affiliates	131	(35)
Deferred revenue	52	88
Other assets	8,144	(12,445)
Net cash provided by operating activities	62,924	30,786
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(73,523)	(109,922)
Advances on loans held for investment	(28,787)	(84,544)
Principal repayments of loans held for investment	567,460	688,537
Capital expenditures related to real estate owned	(2,964)	—
Sales of loans held for investment	92,798	47,144
Net cash provided by investing activities	554,984	541,215
Cash flows from financing activities:
Payments on collateralized loan obligations	(86,357)	(318,231)
Payments on secured financing agreements	(292,221)	(522,420)
Proceeds from secured financing agreements	—	408,941
Payments on asset-specific financing arrangements	(141,526)	(80,292)
Proceeds from asset-specific financing arrangements	—	7,480
Proceeds from mortgage loan payable	—	31,200
Payment of deferred financing costs	(463)	(1,071)
Payment of costs from warrant exercise and issuance of common stock	(3)	—
Dividends paid on common stock	(38,324)	(37,940)
Dividends paid on preferred stock	(6,296)	(6,296)
Net cash used in financing activities	(565,190)	(518,629)
Net change in cash, cash equivalents, and restricted cash	52,718	53,372
Cash, cash equivalents and restricted cash at beginning of period	207,018	254,315
Cash, cash equivalents and restricted cash at end of period	$259,736	$307,687

Supplemental disclosure of cash flow information:
Interest paid	$104,241	$136,215
Taxes paid	$106	$217
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$—	$103,109
Dividends declared, not paid	$19,798	$18,969
Principal repayments of loans held for investment held by servicer/trustee, net	$60,221	$79,041
Conversion to real estate owned of loans held for investment	$—	$46,000
Accrued deferred financing costs	$84	$490
Accrued capital expenditures related to real estate owned	$240	$—
Accrued costs from warrant exercise and issuance of common stock	$174	$—
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
The key inputs to the Company's estimation of its allowance for credit losses as of June 30, 2024 were impacted by dislocations in the capital markets, declining property values, increased interest rates, uncertain inflationary trends, a continued risk of recession, distress in the banking sector, and political and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
Credit Loss Measurement
The amount of allowance for credit losses is influenced by the size of the Company’s loan portfolio, loan quality and duration, collateral operating performance, risk rating, delinquency status, historic loss experience and other characteristics influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company employs two methods to estimate credit losses in its loan portfolio: (1) a model-based approach; and (2) an individually assessed approach for loans considered to be "collateral-dependent" since the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral, and the borrower is experiencing financial difficulty or foreclosure is probable.
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
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The Company uses a model-based approach used to measure the expected lifetime allowance for credit losses related to loans which are not individually assessed. The model-based approach considers the underlying loan level cash flows and relevant historical market loan loss data. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 125,000 commercial real estate loans dating back to 1998, and an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors and incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

The Company uses other acceptable alternative approaches depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

Allowance for Credit Losses for Loans Held for Investment – Individually Assessed Approach
In instances where the Company concludes a loan repayment is entirely dependent on the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable, the Company individually assesses the allowance for credit loss for the underlying loan. The amount of expected credit loss is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and real estate sales comparables), and considers substantially the same credit factors as utilized in the model-based method. In instances where the Company determines foreclosure of the underlying collateral is probable, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral as of the measurement date. The fair value of the underlying collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the underlying collateral in instances where foreclosure is not probable.
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
As of June 30, 2024, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	Up to 48 years
Building improvements	Up to 12 years
Lease intangibles	Over lease term
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. The Company capitalizes costs directly related to the pre-development, development or improvement of its REO, referred to as capital projects. Costs associated with the Company's capital projects are capitalized as incurred. Costs considered for capitalization include, but are not limited to, construction costs, interest (if applicable), real estate taxes, insurance and utilities, if appropriate. The Company capitalizes indirect costs such as personnel, office, and administrative expenses that are directly related to development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to prepare the asset for its intended use. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through June 30, 2024, the Company transferred, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated to a third-party lender, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the Sub-REIT structure it established for the purpose of issuing collateralized loan obligations (“CRE CLOs”). EII has previously occurred in certain instances where the Company’s CRE CLOs generate excess income as a result of declines in the underlying benchmark interest rates from the issuance date of a CRE CLO’s liabilities and the loans contributed to the CRE CLOs with interest rate floors that are materially higher than the current benchmark rates. EII, which is treated as unrelated business taxable income (“UBTI”), is an obligation of the Company and is allocated only to a taxable REIT subsidiary (“TRS”) and not to the Company's common stockholders.
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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of June 30, 2024, there were no Warrants outstanding.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2024 and December 31, 2023. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of June 30, 2024 and December 31, 2023, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of June 30, 2024, $0.5 million of restricted cash was combined with cash and cash equivalents of $259.2 million in the consolidated statement of cash flows. As of December 31, 2023, $0.6 million of restricted cash was combined with cash and cash equivalents of $206.4 million in the consolidated statement of cash flows.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of June 30, 2024, there were no Warrants outstanding.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $17.5 million and $20.2 million as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024, the Company originated three mortgage loans with a total commitment of $116.3 million, an initial unpaid principal balance of $107.0 million, and unfunded commitments at closing of $9.3 million. Additionally, the Company received eight full loan repayments of $373.8 million, and partial principal payments including accrued PIK interest payments of $40.1 million across five loans, for total loan repayments of $413.9 million during the six months ended June 30, 2024.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	June 30, 2024		December 31, 2023
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	48	48	53	53
Floating rate loans	99.7%	99.7%	100.0%	100.0%
Total loan commitment	$3,345,498	$3,345,498	$3,666,173	$3,666,173
Unpaid principal balance(2)	$3,205,936	$3,205,936	$3,484,052	$3,484,052
Unfunded loan commitments(3)	$139,596	$139,596	$183,293	$183,293
Amortized cost	$3,201,203	$3,201,203	$3,476,776	$3,476,776
Weighted average credit spread	3.7%	3.7%	3.7%	3.7%
Weighted average all-in yield(4)	9.3%	9.3%	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4	2.6	2.6
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of June 30, 2024 and December 31, 2023. As of June 30, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.03 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of June 30, 2024, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of June 30, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of June 30, 2024, based on the unpaid principal balance of the Company’s total loan exposure, 7.1% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 92.9% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	June 30, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,205,936	$(4,733)	$3,201,203
Total	$3,205,936	$(4,733)	$3,201,203
Allowance for credit losses			(66,848)
Loans held for investment, net			$3,134,355

	December 31, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,484,052	$(7,276)	$3,476,776
Total	$3,484,052	$(7,276)	$3,476,776
Allowance for credit losses			(67,092)
Loans held for investment, net			$3,409,684
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

Carrying value
Balance as of January 1, 2024	$3,409,684
Additions during the period:
Loans originated and acquired	105,804
Additional fundings	28,787
Accrued PIK interest	34
Amortization of origination fees and discounts	3,706
Deductions during the period:
Collection of principal	(412,732)
Collection of accrued PIK interest	(1,172)
Decrease of allowance for credit losses	244
Balance as of June 30, 2024	$3,134,355
As of June 30, 2024 and December 31, 2023, there was $4.2 million and $5.2 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, there was $0.5 million and $2.1 million, respectively, of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	June 30, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	62,000	62,000
3	106,404	198,423	922,628	1,226,531	—	469,607	2,923,593
4	—	—	60,229	38,986	—	116,395	215,610
5	—	—	—	—	—	—	—
Total senior loans	$106,404	$198,423	$982,857	$1,265,517	$—	$648,002	$3,201,203
Senior loans:
Current-period realized loss on loan write-offs, loan sales and REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	99,000	—	99,000
3	196,268	1,013,299	1,313,889	100,550	450,849	86,073	3,160,928
4	—	60,229	—	—	40,415	116,204	216,848
5	—	—	—	—	—	—	—
Total senior loans	$196,268	$1,073,528	$1,313,889	$100,550	$590,264	$202,277	$3,476,776
Senior loans:
Current-period realized loss on loan write-offs, loan sales and REO conversions	$—	$(29,630)	$(8,526)	$(24,906)	$(188,275)	$(83,390)	$(334,727)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	June 30, 2024	December 31, 2023
1	$—	$—
2	62,000	99,000
3	2,923,593	3,160,928
4	215,610	216,848
5	—	—
Total	$3,201,203	$3,476,776
Allowance for credit losses	(66,848)	(67,092)
Carrying value	$3,134,355	$3,409,684
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of June 30, 2024, unchanged from December 31, 2023.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of June 30, 2024. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended June 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2024	$71,258
Reversal of credit losses, net	(4,410)
Subtotal	66,848

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2024	2,869
Reversal of credit losses, net	(127)
Subtotal	2,742
Total allowance for credit losses	$69,590

For the Three Months Ended June 30, 2023
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2023	$201,508
Allowance for credit losses, net	48,736
Subtotal	250,244

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2023	20,862
Allowance for credit losses, net	7,179
Subtotal	28,041
Total allowance for credit losses	$278,285

For the Six Months Ended June 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Reversal of credit losses, net	(244)
Subtotal	66,848

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Allowance for credit losses, net	63
Subtotal	2,742
Total allowance for credit losses	$69,590

For the Six Months Ended June 30, 2023
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272
Allowance for credit losses, net	52,972
Subtotal	250,244

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314
Allowance for credit losses, net	10,727
Subtotal	28,041
Total allowance for credit losses	$278,285
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	June 30, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$66,848	$—	$66,848
Unfunded loan commitments	2,742	—	2,742
Total allowance for credit losses	$69,590	$—	$69,590
Total unpaid principal balance	$3,205,936	$—	$3,205,936

	December 31, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$67,092	$—	$67,092
Unfunded loan commitments	2,679	—	2,679
Total allowance for credit losses	$69,771	$—	$69,771
Total unpaid principal balance	$3,484,052	$—	$3,484,052
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended June 30, 2024, the Company recorded a decrease of $4.5 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $1.5 million resulting from full loan repayments and (ii) a net decrease of $3.0 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve.
During the six months ended June 30, 2024, the Company recorded a decrease of $0.2 million to its allowance for credit losses, decreasing its CECL reserve to $69.6 million as of June 30, 2024. For the six months ended June 30, 2024, the decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $2.7 million resulting from loan repayments during the six months ended June 30, 2024, partially offset by (i) an increase of $1.0 million resulting from the Company's loan origination activity during the six months ended June 30, 2024 and (ii) a net increase of $1.6 million related to macroeconomic assumptions employed in determining the general CECL reserve.

During the three months ended June 30, 2023, the Company recorded an increase of $55.9 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was due to (i) an increase of $23.4 million from macroeconomic assumptions employed in determining the general CECL reserve and continued deterioration of the office sector, (ii) an increase of $10.8 million related to an individually assessed loan as a result of local market fundamentals, and (iii) an increase of $57.4 million related to three loans, two office properties and one mixed-use property, individually assessed during the quarter, partially offset by (i) a decrease of $24.1 million resulting from the sale of one of the Company's office loans, (ii) a decrease of $9.0 million attributable to an office property converted to REO, and (iii) a decrease of $2.6 million resulting from full loan repayments.
During the six months ended June 30, 2023, the Company recorded an increase of $63.7 million, increasing its allowance for credit losses to $278.3 million as of June 30, 2023. For the six months ended June 30, 2023, the increase to the Company's estimate of expected credit losses was primarily due to (i) an increase of $57.4 million related to three loans, two office properties and one mixed-use property, individually assessed during the six months ended June 30, 2023, (ii) an increase of $52.6 million from macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector and (iii) an increase of $0.8 million resulting from the Company's loan origination activity during 2023, partially offset by (i) a decrease of $24.1 million resulting from the sale of one of the Company's office loans, (ii) a decrease of $9.0 million attributable to an office property converted to REO, (iii) a decrease of $9.7 million related to individually assessed loans resulting from improved collateral specific fundamentals and (iv) a decrease of $4.1 million resulting from full loan repayments.
As of June 30, 2024 and December 31, 2023, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company had no loans on non-accrual status or cost-recovery. As of June 30, 2024 and December 31, 2023, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of June 30, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,201,203	$—	$—	$—	$—	$3,201,203
Total	$3,201,203	$—	$—	$—	$—	$3,201,203

		Days Outstanding as of December 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,476,776	$—	$—	$—	$—	$3,476,776
Total	$3,476,776	$—	$—	$—	$—	$3,476,776
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. For the three months ended June 30, 2024, none of the Company’s loan modifications resulted in a more than minor modification.
During the three months ended March 31, 2024, the Company modified one loan which extended the loan maturity and increased the credit spread. The modified loan was accounted for as a new loan for GAAP purposes.
During the three months ended June 30, 2024, the Company modified one loan to extend the loan maturity, increase the interest rate floor, require the borrower's sponsor to inject an additional $11.3 million of cash into the capital structure, and require the borrower to purchase a replacement interest rate cap. As part of this modification, the Company issued a contiguous mezzanine loan with a total commitment of $11.3 million, an initial funding of $7.8 million, and a fixed 8.0% PIK interest rate.
As of June 30, 2024, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $0.03 million related to one loan. Total PIK interest of $0.03 million was recorded and deferred during the six months ended June 30, 2024.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

June 30, 2024
Balance as of January 1, 2024	$1,172
Repayments of accrued PIK interest	(1,172)
Balance as of March 31, 2024	$—
Accrued PIK interest	34
Balance as of June 30, 2024	$34

(4) Real Estate Owned
As of June 30, 2024, assets and liabilities related to REO consisted of five properties: a multifamily property in Arlington Heights, IL; and four office properties, one located in each of Orange, CA; San Mateo, CA; Manhattan, NY; and Houston, TX. The Company accounted for these acquisitions as asset acquisitions and recorded an aggregate fair value of $198.0 million as of the acquisition date, excluding assumed working capital of $5.4 million. The Company acquired no REO properties during the three and six months ended June 30, 2024. As of June 30, 2024, the carrying value of the Company's REO is $190.4 million.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets
Cash	$7,704	$532
Real estate owned - Building and building improvements	102,003	103,293
Real estate owned - Land and land improvements	63,937	67,472
Real estate owned - Tenant improvements	6,963	4,299
Real estate owned	172,903	175,064
Accumulated depreciation	(3,783)	(1,007)
Real estate owned, net	169,120	174,057
In-place lease intangibles, net(1)	19,451	25,036
Above-market lease intangibles, net(1)	3,423	3,902
Leasing commissions, net(1)	1,480	533
Other assets, net(1)	12,056	12,384
Total assets	$213,234	$216,444
Liabilities
Mortgage loan payable, net(2)	$30,622	$30,551
Below-market lease intangibles, net(3)	3,068	3,707
Other liabilities(3)	5,861	3,214
Total liabilities	$39,551	$37,472
________________________________
(1)Included within Other assets within the Company's consolidated balance sheet. Other assets, net includes $6.4 million and $11.3 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of June 30, 2024 and December 31, 2023, respectively.
(2)During the three and six months ended June 30, 2024, the Company incurred interest expense of $0.6 million and $1.3 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2023, the Company incurred interest expense of $0.1 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rental income
Minimum lease payments	$7,601	$825	$14,268	$825
Variable lease payments	604	248	1,159	248
Total rental income	8,205	1,073	15,427	1,073
Other operating income	76	455	76	455
Revenue from real estate owned operations	8,281	1,528	15,503	1,528
Rental property operating expenses(1)	4,726	884	8,825	884
Depreciation and amortization(2)	4,156	964	8,403	964
Expenses from real estate owned operations	8,882	1,848	17,228	1,848
Net (loss) from REO	$(601)	$(320)	$(1,725)	$(320)
________________________________
(1)Excludes $0.6 million and $1.3 million, respectively, of interest expense incurred during the three and six months ended June 30, 2024, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.1 million of interest expense incurred during the three and six months ended June 30, 2023, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and six months ended June 30, 2024, the Company incurred $1.4 million and $2.8 million, respectively, of depreciation expense. During the three and six months ended June 30, 2023, the Company incurred $0.2 million of depreciation expense.
Real estate-related capital expenditures
For the six months ended June 30, 2024, the Company's capital expenditures were $3.0 million, as shown on the Company's consolidated statements of cash flows.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$27,594	$27,594
Above-market lease intangibles	3,982	3,982
Leasing commissions	1,535	545
Total intangible assets	33,111	32,121
Accumulated amortization:
In-place lease intangibles	(8,143)	(2,558)
Above-market lease intangibles	(559)	(80)
Leasing commissions	(55)	(12)
Total accumulated amortization	(8,757)	(2,650)
Intangible assets, net	$24,354	$29,471

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(1,243)	(604)
Total accumulated amortization	(1,243)	(604)
Intangible liabilities, net	$3,068	$3,707
The following table presents the estimated future amortization of the Company's intangibles for the remainder of 2024 and for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2024 (remaining)	$3,411	$479	$82	$(573)
2025	4,077	877	244	(704)
2026	2,797	626	195	(496)
2027	1,672	484	166	(300)
2028	1,430	426	165	(293)
2029	916	119	156	(205)
The weighted average amortization period for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles acquired during the six months ended June 30, 2024, were 7.9 years, 5.9 years, 7.6 years, and 6.0 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the remainder of 2024, over the next five years and thereafter as of June 30, 2024 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2024 (remaining)	$8,343
2025	11,585
2026	10,520
2027	9,243
2028	7,567
2029	4,416
Thereafter	63,052
Total	$114,726
The weighted average minimum term of the non-cancellable leases was approximately twelve years as of June 30, 2024.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period on February 9, 2024, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the three and six months ended June 30, 2024, and during the six months ended June 30, 2023. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repaid. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period on March 11, 2023, the Company committed to contribute certain loan assets and completed the contribution process by mid-May 2023. The Company utilized the reinvestment feature during the three and six months ended June 30, 2023. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of June 30, 2024 and December 31, 2023 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$56,120	$59,204
Collateralized loan obligation proceeds held at trustee(1)	—	247,229
Accounts receivable from servicer/trustee	60,532	300
Accrued interest receivable	11,509	10,207
Loans held for investment, net(2)	2,089,835	2,245,241
Real estate owned, net	30,145	33,540
Other assets	3,945	5,363
Total assets	$2,252,086	$2,601,084
Liabilities
Accrued interest payable	$5,164	$6,602
Accrued expenses	2,280	777
Collateralized loan obligations, net(3)	1,831,471	1,915,174
Payable to affiliates	3,371	2,879
Deferred revenue	2,245	2,124
Total liabilities	$1,844,531	$1,927,556
________________________________
(1)Includes $247.2 million of cash available to acquire eligible assets related to TRTX 2022-FL5 as of December 31, 2023.
(2)Includes three loans held for investment with an unpaid principal balance of $3.9 million as of December 31, 2023.
(3)Net of $2.0 million and $4.6 million of unamortized deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	June 30, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$317,901	$211,520	3.69%	1.3
Financing provided	1	Term SOFR	126,758	126,758	2.44%	10.3
TRTX 2021-FL4
Collateral loan and REO investments	20	Term SOFR	1,018,234	864,209	3.77%	2.4
Financing provided	1	Term SOFR	805,734	805,724	1.83%	13.7
TRTX 2022-FL5
Collateral loan investments	27	Term SOFR	1,068,909	1,047,908	3.70%	2.6
Financing provided	1	Term SOFR	900,941	898,989	2.02%	14.6
Total
Collateral loan and REO investments(3)	52	Term SOFR	$2,405,044	$2,123,637	3.73%	2.4 years
Financing provided(4)	3	Term SOFR	$1,833,433	$1,831,471	1.97%	13.9 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.9%, 31.8% and 33.3%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of June 30, 2024.
(4)During the three months ended June 30, 2024, the Company recognized interest expense of $35.7 million, which includes $1.5 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the six months ended June 30, 2024, the Company recognized interest expense of $71.9 million, which includes $2.9 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(7)Collateral loan investment assets of FL3, FL4, and FL5 represent 9.9%, 30.7%, and 30.9%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2023.
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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	June 30, 2024	December 31, 2023
Collateralized loan obligations(1)	$1,833,433	$1,919,790
Secured credit agreements	531,079	799,518
Asset-specific financing arrangements	132,632	274,158
Secured revolving credit facility	—	23,782
Mortgage loan payable	31,200	31,200
Total	$2,528,344	$3,048,448
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of June 30, 2024 and December 31, 2023, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	June 30, 2024
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/26	08/19/28	Term SOFR	2.2%	7.5%	$500,000	$239,678	$260,322	$485,050	$484,402
Wells Fargo	04/18/25	04/18/25	Term SOFR	1.7%	7.0%	500,000	362,034	137,966	185,837	185,387
Barclays	08/13/25	08/13/26	Term SOFR	1.6%	6.9%	500,000	403,074	96,926	127,827	127,629
Bank of America	06/06/26	06/06/26	Term SOFR	1.8%	7.1%	200,000	164,135	35,865	50,424	50,424
Totals						$1,700,000	$1,168,921	$531,079	$849,138	$847,842
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

On May 2, 2024, the Company executed a short-term extension of the Morgan Stanley secured credit agreement's maturity to June 3, 2024, and on June 3, 2024 executed a further short-term extension to July 3, 2024. On June 21, 2024, the Company repaid the $1.8 million outstanding under the Morgan Stanley secured credit agreement and on June 28, 2024 terminated the financing arrangement prior to its July 3, 2024 maturity date.

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
Secured Credit Agreement Terms
As of June 30, 2024 and December 31, 2023, the Company had four and five, respectively, secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of June 30, 2024 and December 31, 2023 consisted of 23 and 28 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	June 30, 2024
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$485,050	$487,993	$260,847	$227,146	20.2%	1511
Wells Fargo	500,000	185,837	188,267	138,315	49,952	4.4%	292
Barclays	500,000	127,827	127,946	97,203	30,743	2.7%	774
Bank of America	200,000	50,424	50,702	35,903	14,799	1.3%	706
Total / weighted average	$1,700,000	$849,138	$854,908	$532,268	$322,640		1005
_______________________
(1)Loan amounts include interest receivable of $7.1 million and are net of premium, discount and origination fees of $1.3 million.
(2)Loan amounts include interest payable of $1.2 million and do not reflect unamortized deferred financing fees of $0.8 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended June 30, 2024 and 2023, the weighted average unused fee was 20 and 19 basis points, respectively. During the six months ended June 30, 2024 and 2023, the weighted average unused fee was 20 and 19 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. For the quarters ended September 30, 2023 and December 31, 2023, the Company received a waiver with respect to the minimum interest coverage ratio covenant included in this facility and in doing so, the facility's advance rate reduced during the waiver period by five points for each advance rate described above.
As of June 30, 2024, the Company did not have any outstanding borrowings under its secured revolving credit facility. As of December 31, 2023, the Company pledged one loan investment with an aggregate collateral principal balance of $32.8 million and had outstanding Term SOFR-based borrowings of $23.8 million.

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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	June 30, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$90,564	$82,143	$81,624	2.1%	3.0	3	$117,343	$116,905	3.0
BMO Facility	1	200,000	29,110	28,964	2.0%	3.2	1	38,468	38,290	3.2
Customers Bank	1	23,250	21,379	21,147	2.5%	3.2	1	29,183	29,062	3.2
Total / weighted average		$313,814	$132,632	$131,735	2.1%	3.1 years		$184,994	$184,257	3.1 years
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years and bears interest at a rate of 7.7%. As of June 30, 2024 and December 31, 2023, the carrying value of the loan was $30.6 million and $30.6 million, respectively.
Financial Covenant Compliance
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements require Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness.
Tangible Net Worth	$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock.
Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0.
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0, effective June 30, 2023. Previously, 1.5 to 1.0.
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
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of June 30, 2024 and December 31, 2023, respectively.
(7) Schedule of Maturities
As of June 30, 2024, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2024	$99,010	$99,010	$—	$—	$—	$—
2025	298,600	63,708	234,892	—	—	—
2026	1,013,039	959,342	35,865	—	17,832	—
2027	510,647	423,770	—	—	86,877	—
2028	514,257	194,812	260,322	—	27,923	31,200
Thereafter	92,791	92,791	—	—	—	—
Total	$2,528,344	$1,833,433	$531,079	$—	$132,632	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of June 30, 2024 and December 31, 2023, the Company had $240.5 million and $172.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	June 30, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,205,936	$3,134,355	$—	$—	$3,174,789
Financial liabilities
Collateralized loan obligations	1,833,433	1,831,471	—	—	1,810,078
Secured credit agreements	531,079	529,699	—	—	527,078
Asset-specific financing arrangements	132,632	131,735	—	—	131,957
Mortgage loan payable	31,200	30,622	—	—	31,200

	December 31, 2023
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,484,052	$3,409,684	$—	$—	$3,446,648
Financial liabilities
Collateralized loan obligations	1,919,790	1,915,174	—	—	1,893,803
Secured credit agreements	799,518	798,060	—	—	791,495
Asset-specific financing arrangements	274,158	272,810	—	—	273,218
Secured revolving credit facility	23,782	22,764	—	—	23,323
Mortgage loan payable	31,200	30,551	—	—	31,200
As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s loans held for investment portfolio was $3.2 billion and $3.4 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of June 30, 2024 and December 31, 2023 was 3.73% and 3.73%, respectively. The weighted average years to maturity as of June 30, 2024 and December 31, 2023 was 2.4 years and 2.6 years, respectively, assuming full extension of all loans held for investment.
As of June 30, 2024 and December 31, 2023, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and six months ended June 30, 2024.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2024 and December 31, 2023, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2024 and 2023, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.0 million, respectively, of federal, state, and local tax expense. For the six months ended June 30, 2024 and 2023, the Company recognized $0.5 million and $0.2 million, respectively, of federal, state, and local tax expense.
As of June 30, 2024, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2023, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of June 30, 2024, the Company has $194.1 million of capital losses, of which $174.3 million and $19.8 million will expire at the end of 2025 and 2028, respectively, if unused.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Incurred
Management fees	$5,044	$5,949	$10,031	$11,968
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,044	$5,949	$10,031	$11,968

Paid
Management fees	$4,987	$6,019	$9,900	$12,003
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$4,987	$6,019	$9,900	$12,003
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are $5.0 million and $4.9 million, respectively. No incentive management fee was earned during the three and six months ended June 30, 2024 and 2023.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended June 30, 2024 and 2023, the Company reimbursed to the Manager $0.5 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the six months ended June 30, 2024 and 2023, the Company reimbursed the Manager $0.8 million and $0.5 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of June 30, 2024 and December 31, 2023, no amounts remained outstanding and payable to the Manager or its affiliates for third party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three and six months ended June 30, 2024, the Company incurred $0.2 million of expenses for these services.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2024 and 2023, $0.5 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the six months ended June 30, 2024 and 2023, $1.1 million and $0.8 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of June 30, 2024, there were no Warrants outstanding. For the three and six months ended June 30, 2023, the shares of common stock underlying the Warrants were excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$24,715	$(69,173)	$41,459	$(61,798)
Preferred stock dividends(1)	(3,148)	(3,148)	(6,296)	(6,296)
Participating securities' share in earnings	(541)	(403)	(1,082)	(807)
Net income (loss) attributable to common stockholders	$21,026	$(72,724)	$34,081	$(68,901)
Weighted average common shares outstanding, basic	79,456,745	77,417,566	78,662,740	77,414,006
Weighted average common shares outstanding, diluted	80,907,705	77,417,566	79,604,665	77,414,006
Earnings (loss) per common share, basic(2)	$0.26	$(0.94)	$0.43	$(0.89)
Earnings (loss) per common share, diluted(2)	$0.26	$(0.94)	$0.43	$(0.89)
_______________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three and six months ended June 30, 2024 and 2023.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the six months ended June 30, 2024 and 2023.

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
Series B Cumulative Redeemable Preferred Stock and Warrants to Purchase Shares of Common Stock
On May 28, 2020, the Company issued 9,000,000 shares of the Company's 11.0% Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), and Warrants to purchase up to 12,000,000 shares of the Company's common stock to PE Holder L.L.C., a Delaware limited liability company (the “Purchaser”), an affiliate of Starwood Capital Group Global II, L.P., for an aggregate purchase price of $225.0 million. On June 16, 2021, the Company redeemed all 9,000,000 outstanding shares of the Series B Preferred Stock at an aggregate redemption price of approximately $247.5 million.
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of June 30, 2024, there were no Warrants outstanding.
Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company did not repurchase any shares during the three months ended June 30, 2024.

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
On June 17, 2024, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.8 million in the aggregate, for the second quarter of 2024. The common stock dividend was paid on July 25, 2024 to the holders of record of the Company’s common stock as of June 27, 2024.
On June 7, 2024, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2024. The Series C Preferred Stock dividend was paid on June 28, 2024 to the preferred stockholders of record as of June 18, 2024.
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
For the six months ended June 30, 2024 and 2023, common stock dividends in the amount of $39.0 million and $37.9 million, respectively, were declared and approved.
For the six months ended June 30, 2024 and 2023, Series C Preferred Stock dividends in the amount of $6.3 million and $6.3 million, respectively, were declared and approved.
As of June 30, 2024 and December 31, 2023, common stock dividends of $19.8 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of June 30, 2024, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2023	2,099,064	$7.91
Granted	—	—
Vested	(712,041)	8.51
Forfeited	—	—
Balance as of June 30, 2024	1,387,023	$7.60
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2025	628,142
2026	521,360
2027	237,521
Total	1,387,023
During the three and six months ended June 30, 2024, the Company accrued 3,649 and 7,522 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 28, 2024 and June 27, 2024.
During the three and six months ended June 30, 2023, the Company accrued 3,678 and 7,402 shares of common stock for dividends that are paid-in kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2023 and June 28, 2023.
As of June 30, 2024, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $9.4 million. These compensation costs are expected to be recognized over a weighted average period of 1.2 years from June 30, 2024. For the three months ended June 30, 2024 and 2023, the Company recognized $1.7 million and $1.8 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2024 and 2023, the Company recognized $3.4 million and $3.6 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of June 30, 2024 and December 31, 2023 was $139.6 million and $183.3 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.7 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	June 30, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,757,736	$60,787	52.5%	$1,696,983	52.9%
Office	614,547	27,071	18.4	587,476	18.3
Life Science	404,600	26,472	12.1	378,128	11.8
Hotel	347,400	14,110	10.4	333,290	10.4
Mixed-Use	115,215	6,256	3.4	108,959	3.4
Self Storage	69,000	2,000	2.1	67,000	2.1
Industrial	37,000	2,900	1.1	34,100	1.1
Total	$3,345,498	$139,596	100.0%	$3,205,936	100.0%

	December 31, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,801,668	$67,035	49.2%	$1,734,633	49.7%
Office	728,447	42,489	19.9	685,958	19.8
Life Science	404,600	31,739	11.0	372,861	10.7
Hotel	389,643	14,110	10.6	376,705	10.8
Mixed-Use	115,215	6,256	3.1	108,959	3.1
Industrial	107,000	7,504	2.9	99,496	2.9
Self Storage	69,000	2,000	1.9	67,000	1.9
Other	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.03 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	June 30, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,188,330	$63,131	35.4%	$1,125,233	35.1%
East	1,028,910	15,693	30.8	1,013,217	31.6
South	909,308	55,335	27.2	853,973	26.6
Midwest	149,950	3,437	4.5	146,513	4.6
Various	69,000	2,000	2.1	67,000	2.1
Total	$3,345,498	$139,596	100.0%	$3,205,936	100.0%

	December 31, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,159,180	$62,263	31.6%	$1,096,917	31.5%
East	1,156,075	31,096	31.5	1,126,151	32.3
South	1,061,968	75,430	29.0	986,538	28.3
Midwest	149,950	8,743	4.1	141,207	4.1
Various	139,000	5,761	3.8	133,239	3.8
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.03 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	June 30, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,446,801	$29,952	43.2%	$1,416,883	44.2%
Moderate Transitional	1,143,115	83,311	34.2	1,059,804	33.1
Light Transitional	755,582	26,333	22.6	729,249	22.7
Total	$3,345,498	$139,596	100.0%	$3,205,936	100.0%

	December 31, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,540,873	$32,898	42.0%	$1,507,975	43.3%
Moderate Transitional	1,156,858	99,507	31.6	1,058,523	30.4
Light Transitional	917,842	38,728	25.0	879,114	25.2
Construction	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.03 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.

(16) Subsequent Events
The following events occurred subsequent to June 30, 2024:
•The Company closed one first mortgage loan with a total loan commitment of $96.0 million and initial funding of $95.5 million. The first mortgage loan is secured by two multifamily properties.
•The Company received a full loan repayment related to one of its mixed-use first mortgage loans with a total loan commitment and unpaid principal balance of $36.4 million and $33.9 million, respectively.

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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation, a period of sustained high interest rates, inflation, stress to the commercial banking systems of the U.S. and Western Europe, geopolitical tensions, concerns of an economic recession in the near term, and changes to the way commercial tenants use real estate. Rising interest rates, stress to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declining commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and maintain high levels of liquidity during 2023 and continuing through 2024. From January 1, 2024 through June 30, 2024, we originated three first mortgage transitional loans, with total commitments of $116.3 million, an initial unpaid principal balance of $107.0 million, and unfunded commitments at closing of $9.3 million.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 20, 2024.
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global, alternative asset management firm, founded in San Francisco in 1992, with $223.6 billion of assets under management (as of March 31, 2024) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.
Macroeconomic Environment
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, increased interest rates, currency fluctuations and challenges in the supply chain, political unrest and economic uncertainty due to terrorism or war, stress to the commercial banking systems of the U.S. and Western Europe, and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on our business, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans.

Second Quarter 2024 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $21.0 million, compared to $13.1 million for the three months ended March 31, 2024, an increase of $8.0 million.
•Produced Net interest income of $27.5 million, resulting from interest income of $78.1 million and interest expense of $50.6 million. Net interest income increased $0.7 million compared to the three months ended March 31, 2024.
•Generated Distributable Earnings of $22.3 million, compared to $23.3 million for the three months ended March 31, 2024, a decrease of $1.0 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $4.5 million, for a total allowance for credit losses of $69.6 million, or 208 basis points of total loan commitments of $3.3 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended June 30, 2024.
Investment Portfolio Activity:
•Funded $18.1 million in future funding obligations associated with existing loans.
•Received three full loan repayments of $162.5 million and partial principal payments of $23.7 million related to three loans, for total loan repayments of $186.1 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2022-FL5 one time, recycling loan repayments of $51.0 million.
Liquidity:
•Available near-term liquidity as of June 30, 2024 of $389.4 million was comprised of:
•$259.2 million of cash-on-hand, of which $244.2 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $127.7 million under secured credit agreements with four lenders, and $2.4 million under other financing arrangements.
We have financed our loan investments as of June 30, 2024 utilizing three CRE CLOs totaling $1.8 billion, $531.1 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, and $132.6 million under asset-specific financing arrangements. As of June 30, 2024, 73.4% of our borrowings were pursuant to our CRE CLO vehicles, 21.3% were pursuant to our secured credit agreements and secured revolving credit facility and 5.3% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 78.7% of total loan portfolio borrowings as of June 30, 2024.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of June 30, 2024, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.93% (1.93% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.8 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended June 30, 2024, we recorded net income attributable to common stockholders of $0.26 per diluted common share, an increase of $0.09 per diluted common share from the three months ended March 31, 2024, of which $0.11 per diluted common share relates to a decrease quarter over quarter in our credit loss expense, which was a $4.5 million benefit during the second quarter of 2024 as compared to $4.4 million expense during the first quarter of 2024.
Distributable Earnings per diluted common share was $0.28 for three months ended June 30, 2024, a decrease of $0.02 per diluted common share from the three months ended March 31, 2024. The decrease in Distributable Earnings per diluted common share was primarily due to a decrease in total other revenue of $0.01 per diluted common share, an increase in expenses of $0.01 per diluted common share, and includes the impact of dilution from the exercise of the Warrants during the three months ended June 30, 2024.
For the three months ended June 30, 2024, we declared a cash dividend of $0.24 per common share which was paid on July 25, 2024.
Our book value per common share as of June 30, 2024 was $11.40, a decrease of $0.46 per common share from our book value per common share as of December 31, 2023 of $11.86, primarily due to the exercise of the Warrants during the six months ended June 30, 2024, which resulted in the issuance of 2,647,059 shares of our common stock, diluting our book value by $0.39 per common share.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2024	March 31, 2024
Net income	$24,715	$16,744
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(541)	(541)
Net income attributable to common stockholders - see Note 11	$21,026	$13,055
Weighted average common shares outstanding, basic	79,456,745	77,868,735
Weighted average common shares outstanding, diluted - see Note 11	80,907,705	77,868,735
Earnings per common share, basic(2)	$0.26	$0.17
Earnings per common share, diluted(2)	$0.26	$0.17
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months ended June 30, 2024 and March 31, 2024.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2024	March 31, 2024
Net income attributable to common stockholders - see Note 11	$21,026	$13,055
Non-cash stock compensation expense	1,688	1,672
Depreciation and amortization	4,156	4,247
Credit loss (benefit) expense, net	(4,537)	4,356
Distributable earnings before realized losses from loan sales and other loan resolutions	$22,333	$23,330
Realized loss on loan write-offs, loan sales and REO conversions	—	—
Distributable earnings	$22,333	$23,330
Weighted average common shares outstanding, basic	79,456,745	77,868,735
Weighted average common shares outstanding, diluted - see Note 11	80,907,705	77,868,735
Distributable earnings per common share, basic	$0.28	$0.30
Distributable earnings per common share, diluted	$0.28	$0.30

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	June 30, 2024	December 31, 2023
Total stockholders’ equity	$1,124,172	$1,124,785
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$922,797	$923,410
Number of common shares outstanding at period end	80,928,525	77,868,565
Book value per common share	$11.40	$11.86

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in limited instances, contiguous mezzanine loans. As of June 30, 2024, our loans held for investment portfolio consisted of 48 first mortgage loans (or interests therein) totaling $3.3 billion of commitments with an unpaid principal balance of $3.2 billion. As of June 30, 2024, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100% were first mortgage loans or, in two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of June 30, 2024, we had $139.6 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of June 30, 2024, we owned four office properties and one multifamily property with an aggregate carrying value of $190.4 million.
During the three months ended June 30, 2024, we funded $18.1 million of deferred future fundings related to previously originated loans. We received proceeds from three loan repayments in-full of $162.5 million, and principal amortization of $23.7 million across three loans, for total loan repayments of $186.1 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	June 30, 2024	March 31, 2024
Loan originations and acquisitions — initial funding	$—	$106,967
Other loan fundings(1)	18,144	10,677
Loan repayments	(186,125)	(226,607)
Accrued PIK interest repayments	—	(1,172)
Total loan activity, net	$(167,981)	$(110,135)
_______________________________
(1)Additional fundings made under existing loan commitments.
For the three months ended June 30, 2024, we generated interest income of $78.1 million and incurred interest expense of $50.6 million, which resulted in net interest income of $27.5 million.

The following table details overall statistics for our loans held for investment portfolio as of June 30, 2024 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	48	48
Floating rate loans	99.7%	99.7%
Total loan commitments	$3,345,498	$3,345,498
Unpaid principal balance(2)	$3,205,936	$3,205,936
Unfunded loan commitments(3)	$139,596	$139,596
Amortized cost	$3,201,203	$3,201,203
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4
Weighted average LTV(6)	67.0%	67.0%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of June 30, 2024. As of June 30, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.03 million as of June 30, 2024.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of June 30, 2024, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of June 30, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2024, based on the unpaid principal balance of our total loan exposure, 7.1% of our loans were subject to yield maintenance or other prepayment restrictions and 92.9% were open to repayment without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of June 30, 2024, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
The following table details the interest rate floors for our loans held for investment portfolio as of June 30, 2024 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$1,675,221	$1,611,882	0.16%
0.51% to 1.00%	224,535	220,039	0.82
1.01% to 1.50%	157,500	157,500	1.50
1.51% to 2.00%	62,000	62,000	2.00
2.01% to 2.50%	233,160	203,468	2.36
2.51% to 3.00%	647,682	637,762	2.95
3.01% to 3.50%	170,600	149,125	3.44
3.51% or greater	174,800	164,160	3.83
Total	$3,345,498	$3,205,936	1.34%
_________________________________
(1)Excludes capitalized interest of $0.03 million.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of June 30, 2024, we owned four office properties and one multifamily property, each of which previously served as collateral for first mortgage loans. We did not acquire or sell any REO properties during the three and six months ended June 30, 2024.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of June 30, 2024 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$48,606
Office	Manhattan, NY	December 2023	38,797
Office	San Mateo, CA	December 2023	16,242
Office	Orange, CA	December 2023	18,653
Multifamily	Arlington Heights, IL	December 2023	68,108
			$190,406

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	June 30, 2024		December 31, 2023
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	1	62,000	2	99,000
3	43	2,923,593	47	3,160,928
4	4	215,610	4	216,848
5	—	—	—	—
Totals	48	$3,201,203	53	$3,476,776
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	June 30, 2024			December 31, 2023
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	28	$1,694,700	3.1	28	$1,732,023	3.0
Office	6	587,010	3.1	8	685,197	3.1
Hotel	6	332,026	2.8	7	373,980	2.8
Life Science	4	377,788	3.0	4	372,324	3.0
Mixed-Use	2	108,959	3.7	2	108,906	3.7
Industrial	1	33,846	3.0	2	99,197	3.0
Self Storage	1	66,874	3.0	1	66,818	3.0
Other	—	—	—	1	38,331	3.0
Totals	48	$3,201,203	3.0	53	$3,476,776	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of June 30, 2024, unchanged from December 31, 2023.
During the three months ended June 30, 2024, as part of our quarterly risk rating process, we did not upgrade or downgrade any of our loans. During the three months ended June 30, 2024, we received repayment in full of three loans with a total unpaid principal balance of $162.5 million and a weighted average risk rating of 3.0 as of March 31, 2024.
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and six months ended June 30, 2024, we recorded a decrease of $4.5 million and $0.2 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $69.6 million at quarter-end. This decrease was primarily attributable to improved asset level performance and a decrease in the general reserve which includes macroeconomic assumptions that reflect ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the possibility of an economic recession, limited liquidity in the capital markets, distress in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	June 30, 2024
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$66,848	$3,205,936	$2,742	$139,596	$3,345,498	208	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$66,848	$3,205,936	$2,742	$139,596	$3,345,498	208	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	June 30, 2024	December 31, 2023
Collateralized loan obligations	$1,833,433	$1,919,790
Secured credit agreements	531,079	799,518
Asset-specific financing arrangements	132,632	274,158
Secured revolving credit facility	—	23,782
Mortgage loan payable	31,200	31,200
Total	$2,528,344	$3,048,448
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of June 30, 2024, non-mark-to-market financing sources accounted for 78.7% of our total loan portfolio borrowings. The remaining 21.3% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of June 30, 2024, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			June 30, 2024			December 31, 2023
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$260,322	$260,322	$—	$293,597	$293,597
Wells Fargo	Credit	25.0%	—	137,966	137,966	—	335,606	335,606
Barclays	Credit	25.0%	—	96,926	96,926	—	132,626	132,626
Morgan Stanley	Credit	25.0%	—	—	—	—	1,824	1,824
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
			—	531,079	531,079	—	799,518	799,518
Secured revolving credit facility
Syndicate lenders	None	100.0%	—	—	—	23,782	—	23,782

Asset-specific financing
HSBC Facility	None	20.0%	82,143	—	82,143	82,143	—	82,143
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Institutional Lender 2	None	n.a	—	—	—	141,526	—	141,526
Customers Bank	None	n.a	21,379	—	21,379	21,379	—	21,379
			132,632	—	132,632	274,158	—	274,158
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	126,758	—	126,758	154,291	—	154,291
TRTX 2021-FL4	None	n.a	805,734	—	805,734	858,468	—	858,468
TRTX 2022-FL5	None	n.a	900,941	—	900,941	907,031	—	907,031
			1,833,433	—	1,833,433	1,919,790	—	1,919,790

Total indebtedness			$1,966,065	$531,079	$2,497,144	$2,217,730	$799,518	$3,017,248
Percentage of total indebtedness			78.7%	21.3%	100.0%	73.5%	26.5%	100.0%

Secured Credit Agreements
As of June 30, 2024, aggregate borrowings outstanding under our secured credit agreements totaled $0.5 billion. As of June 30, 2024, the overall weighted average interest rate was the benchmark interest rate plus 1.93% per annum and the overall weighted average advance rate was 77.4%. As of June 30, 2024, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.8 years assuming the exercise of all extension options and term out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of June 30, 2024 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$485,050	76.7%	$375,867	$260,322	$115,545	$124,133	2.19%	08/19/28
Wells Fargo	500,000	185,837	79.7	148,174	137,966	10,208	351,826	1.71	04/18/25
Barclays	500,000	127,827	77.2	96,926	96,926	—	403,074	1.60	08/13/26
Bank of America	200,000	50,424	75.0	37,818	35,865	1,953	162,182	1.75	06/06/26
Totals / weighted average	$1,700,000	$849,138	77.4%	$658,785	$531,079	$127,706	$1,041,215	1.93%
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

Each of the secured credit agreements have “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.
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
As of June 30, 2024, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.6% compared to 22.3% as of December 31, 2023.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and six months ended June 30, 2024, the weighted average unused fee was 20 and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of June 30, 2024, we did not have any outstanding borrowings under our secured revolving credit facility.
Asset-Specific Financing Arrangements
As of June 30, 2024, we had three separate asset-specific financing arrangements with three third-party lenders. On December 5, 2023, we closed a $90.6 million loan financing facility (the "HSBC Facility"). The HSBC Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 20% recourse to Holdco. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	June 30, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$90,564	$82,143	$81,624	2.1%	3.0	3	$117,343	$116,905	3.0
BMO Facility	1	200,000	29,110	28,964	2.0%	3.2	1	38,468	38,290	3.2
Customers Bank	1	23,250	21,379	21,147	2.5%	3.2	1	29,183	29,062	3.2
Total / weighted average		$313,814	$132,632	$131,735	2.1%	3.1 years		$184,994	$184,257	3.1 years
_______________________
(1)Net of $0.9 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of June 30, 2024, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $1.8 billion, financing $2.4 billion, or 75.0%, of our loans held for investment portfolio. As of June 30, 2024, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 73.4% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.97%, and have a weighted average advance rate of 78.9%. Each CRE CLO included a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs. The last of these reinvestment windows closed in February 2024.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	June 30, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$317,901	$211,520	3.69%	1.3
Financing provided	1	Term SOFR	126,758	126,758	2.44%	10.3
TRTX 2021-FL4
Collateral loan and REO investments	20	Term SOFR	1,018,234	864,209	3.77%	2.4
Financing provided	1	Term SOFR	805,734	805,724	1.83%	13.7
TRTX 2022-FL5
Collateral loan investments	27	Term SOFR	1,068,909	1,047,908	3.70%	2.6
Financing provided	1	Term SOFR	900,941	898,989	2.02%	14.6
Total
Collateral loan and REO investments(3)	52	Term SOFR	$2,405,044	$2,123,637	3.73%	2.4 years
Financing provided(4)	3	Term SOFR	$1,833,433	$1,831,471	1.97%	13.9 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.9%, 31.8% and 33.3% of the aggregate unpaid principal balance of our loans held for investment portfolio as of June 30, 2024.
(4)During the three months ended June 30, 2024, we recognized interest expense of $35.7 million, which includes $1.5 million of deferred financing cost amortization. During the six months ended June 30, 2024, we recognized interest expense of $71.9 million, which includes $2.9 million of deferred financing cost amortization.
During the six months ended June 30, 2024, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 14 times, recycling $255.2 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period on February 9, 2024, we committed to contribute certain assets and completed the contribution process on April 12, 2024.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned, special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term and bears interest at a rate of 7.7%. As of June 30, 2024, the carrying value of the loan was $30.6 million.
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
As of June 30, 2024, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

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
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of June 30, 2024 and December 31, 2023, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of June 30, 2024, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.7 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 0.9% of our liabilities. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of June 30, 2024 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,198,152
Floating rate mortgage loan liabilities(1)(2)	(2,497,144)
Total floating rate mortgage loan exposure, net	$701,008
__________________________________
(1)As of June 30, 2024, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	June 30, 2024			March 31, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,312,129	$78,115	9.4%	$3,423,951	$82,184	9.6%
Core interest-earning assets	$3,312,129	$78,115	9.4%	$3,423,951	$82,184	9.6%

Interest-bearing liabilities:
Collateralized loan obligations	$1,858,346	$35,710	7.7%	$1,887,826	$36,221	7.7%
Secured credit agreements	601,208	10,815	7.2%	764,534	13,984	7.3%
Secured revolving credit facility	15,496	664	17.1%	22,870	785	13.7%
Asset-specific financing arrangements	132,632	2,751	8.3%	168,610	3,763	8.9%
Mortgage loan payable	31,200	648	8.3%	31,200	628	8.0%
Total interest-bearing liabilities	$2,638,882	$50,588	7.7%	$2,875,040	$55,381	7.7%
Net interest income(3)		$27,527			$26,803

Other Interest-earning assets:
Cash equivalents	$253,845	$2,963	4.7%	$192,401	$2,222	4.6%
Accounts receivable from servicer/trustee	27,976	569	8.1%	188,275	2,641	5.6%
Total interest-earning assets	$3,593,950	$81,647	9.1%	$3,804,627	$87,047	9.2%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2024. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,368,040	$160,299	9.5%	$4,876,489	$188,442	7.7%
Core interest-earning assets	$3,368,040	$160,299	9.5%	$4,876,489	$188,442	7.7%

Interest-bearing liabilities:
Collateralized loan obligations	$1,873,086	$71,932	7.7%	$2,269,597	$76,809	6.8%
Secured credit agreements	682,871	24,798	7.3%	1,053,277	35,381	6.7%
Secured revolving credit facility	19,183	1,449	15.1%	93,625	3,575	7.6%
Asset-specific financing arrangements	150,621	6,514	8.6%	537,971	24,735	9.2%
Mortgage loan payable	31,200	1,276	8.2%	31,200	60	7.7%
Total interest-bearing liabilities	$2,756,961	$105,969	7.7%	$3,985,670	$140,560	7.1%
Net interest income(3)		$54,330			$47,882

Other Interest-earning assets:
Cash equivalents	$223,122	$5,185	4.6%	$217,768	$2,561	2.4%
Accounts receivable from servicer/trustee	108,126	3,211	5.9%	349,330	5,683	3.3%
Total interest-earning assets	$3,699,288	$168,695	9.1%	$5,443,587	$196,686	7.2%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2024. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended June 30, 2024 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024[2]	Variance
Interest income and interest expense
Interest income	$78,115	$82,184	$(4,069)
Interest expense	(50,588)	(55,381)	4,793
Net interest income	27,527	26,803	724
Other revenue
Other income, net	3,494	4,902	(1,408)
Revenue from real estate owned operations	8,281	7,222	1,059
Total other revenue	11,775	12,124	(349)
Other expenses
Professional fees	1,716	975	741
General and administrative	1,186	986	200
Stock compensation expense	1,688	1,672	16
Servicing and asset management fees	508	471	37
Management fee	5,044	4,987	57
Expenses from real estate owned operations	8,882	8,346	536
Total other expenses	19,024	17,437	1,587
Credit loss benefit (expense), net	4,537	(4,356)	8,893
Income before income taxes	24,815	17,134	7,681
Income tax expense, net	(100)	(390)	290
Net income	$24,715	$16,744	$7,971
Preferred stock dividends and participating securities' share in earnings	(3,689)	(3,689)	—
Net income attributable to common stockholders - see Note 11	$21,026	$13,055	$7,971
Other comprehensive income
Net income	$24,715	$16,744	$7,971
Comprehensive net income	$24,715	$16,744	$7,971
Earnings per common share, basic(1)	$0.26	$0.17	$0.09
Earnings per common share, diluted(1)	$0.26	$0.17	$0.09
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended March 31, 2024 can be found in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on April 30, 2024.
Net Interest Income
Net interest income increased by $0.7 million to $27.5 million during the three months ended June 30, 2024 compared to $26.8 million for the three months ended March 31, 2024. The increase was primarily due to repayments on our secured financing arrangements during the second quarter of $136.0 million and interest savings during the second quarter from repayments on our secured financing arrangement related to full loan repayments during the first quarter.

Other Revenue
Other revenue decreased $0.3 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily due to a decrease in other income, net primarily attributable to a decrease in interest earned on lower cash balances during the period as we deployed our reinvestment cash.
Other Expenses
Other expenses increased $1.6 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily due to an increase in operating expenses from REO properties and legal and other professional fees incurred during the period.
Credit Loss Benefit (Expense)
Credit loss expense decreased by $8.9 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024. This decrease was primarily attributable to a $4.5 million decrease in our allowance for credit losses during the three months ended June 30, 2024 due to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve compared to a $4.4 million increase during the three months ended March 31, 2024. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended June 30, 2024 and March 31, 2024, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended June 30, 2024, we declared cash dividends of $0.24 per common share, or $19.8 million. During the three months ended March 31, 2024, we declared cash dividends of $0.24 per common share, or $19.2 million.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Six Months Ended
	June 30, 2024	June 30, 2023	Variance
Interest income and interest expense
Interest income	$160,299	$188,442	$(28,143)
Interest expense	(105,969)	(140,560)	34,591
Net interest income	54,330	47,882	6,448
Other revenue
Other income, net	8,396	8,479	(83)
Revenue from real estate owned operations	15,503	1,528	13,975
Total other revenue	23,899	10,007	13,892
Other expenses
Professional fees	2,691	2,902	(211)
General and administrative	2,172	2,157	15
Stock compensation expense	3,360	3,617	(257)
Servicing and asset management fees	979	153	826
Management fee	10,031	11,968	(1,937)
Expenses from real estate owned operations	17,228	1,848	15,380
Total other expenses	36,461	22,645	13,816
Credit loss benefit (expense), net	181	(96,853)	97,034
Income (loss) before income taxes	41,949	(61,609)	103,558
Income tax expense, net	(490)	(189)	(301)
Net income (loss)	$41,459	$(61,798)	$103,257
Preferred stock dividends and participating securities' share in earnings	(7,378)	(7,103)	(275)
Net income (loss) attributable to common stockholders - see Note 11	$34,081	$(68,901)	$102,982
Other comprehensive income (loss)
Net income (loss)	$41,459	$(61,798)	$103,257
Comprehensive net income (loss)	$41,459	$(61,798)	$103,257
Earnings (loss) per common share, basic(1)	$0.43	$(0.89)	$1.32
Earnings (loss) per common share, diluted(1)	$0.43	$(0.89)	$1.32
Dividends declared per common share	$0.48	$0.48	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants.
Net Interest Income
Net interest income increased $6.4 million to $54.3 million during the six months ended June 30, 2024 compared to $47.9 million for the six months ended June 30, 2023. The increase was primarily due to repayments on our secured financing arrangements during the six months ended June 30, 2024 of $520.1 million and a decrease in the number of loans on non-accrual status, which totaled six throughout the six months ended June 30, 2023 compared to none during the comparable period. Our weighted average interest rate floors increased from 1.01% as of June 30, 2023 to 1.34% as of June 30, 2024.
Other Revenue
Other revenue increased $13.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to revenue earned from real estate owned operations from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023 and an additional three office properties and one multifamily property acquired during the fourth quarter of 2023.

Other Expenses
Other expenses increased $13.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in expenses from real estate owned operations of $15.4 million from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023 and an additional three office properties and one multifamily property acquired during the fourth quarter of 2023. This increase was offset by a decrease in management fees of $1.9 million for the six months ended June 30, 2024 compared to the same period in 2023.
Credit Loss Benefit (Expense)
Credit loss expense decreased by $97.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $0.2 million benefit to our allowance for credit losses during the six months ended June 30, 2024 compared to a $96.9 million expense recognized during the comparable period. The credit loss expense decrease during the six months ended June 30, 2024, was primarily due to a decrease of $1.8 million related to our net loan activity during the quarter, partially offset by an increase of $1.6 million related to macroeconomic assumptions employed in determining the general CECL reserve. During the six months ended June 30, 2023, the increase was due to a realized loss on sale of one of our office loans of $24.1 million in addition to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in-full. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the six month periods ended June 30, 2024 and 2023, we declared and paid cash dividends of $6.3 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the six months ended June 30, 2024, we declared cash dividends of $0.48 per common share, or $39.0 million. During the six months ended June 30, 2023, we declared cash dividends of $0.48 per common share, or $37.9 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of June 30, 2024, we had outstanding 80.9 million shares of our common stock representing $0.9 billion of stockholders’ equity, and $2.5 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	June 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.02x	2.53x
Total leverage ratio(2)	2.02x	2.53x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$259,236	$206,376
Secured credit agreements	127,706	24,784
Secured revolving credit facility	—	—
Asset-specific financing arrangements	2,439	1,592
Collateralized loan obligation proceeds held at trustee	—	247,229
Total	$389,381	$479,981
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the six months ended June 30, 2024, loan repayments (including $1.2 million of accrued PIK interest) totaled $413.9 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $29.2 million that are eligible to pledge under our existing financing arrangements. We also hold five REO properties with an aggregate carrying value of $190.4 million. One of our REO properties is financed and the remaining four properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.5 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $139.6 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a $25.0 million share repurchase program that our Board of Directors approved on April 25, 2024.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$62,924	$30,786
Cash flows provided by investing activities	554,984	541,215
Cash flows (used in) provided by financing activities	(565,190)	(518,629)
Net change in cash, cash equivalents, and restricted cash	$52,718	$53,372
Operating Activities
During the six months ended June 30, 2024 and 2023, cash flows provided by operating activities totaled $62.9 million and $30.8 million, respectively, primarily related to the change in accrued expenses and other assets during the period. Additionally, net income includes an increase in net interest income, partially offset by an increase in REO related operating expenses.
Investing Activities
During the six months ended June 30, 2024, cash flows provided by investing activities totaled $555.0 million primarily due to loan repayments of $567.5 million and proceeds of $92.8 million related to a loan sale during the fourth quarter of 2023, offset by new loan originations and acquisitions of $73.5 million, advances on loans of $28.8 million, and capital expenditures related to real estate owned of $3.0 million. During the six months ended June 30, 2023 cash flows provided by investing activities totaled $541.2 million primarily due to new loan originations and acquisitions of $109.9 million, advances on loans of $84.5 million, offset by loan repayments of $688.5 million and proceeds from the sale of loans held for investment of $47.1 million.
Financing Activities
During the six months ended June 30, 2024, cash flows used in financing activities totaled $565.2 million primarily due to repayments of CRE CLO liabilities of $86.4 million as a result of the repayment of underlying loans, payments on secured financing agreements of $292.2 million, payments on asset-specific financing arrangements of $141.5 million and payment of dividends on our common stock and Series C Preferred Stock of $44.6 million. During the six months ended June 30, 2023, cash flows used in financing activities totaled $518.6 million primarily due to repayments on CRE CLO liabilities of $318.2 million as a result of the repayment of underlying loans, payments on secured financing agreements of $522.4 million, payments on asset-specific financing arrangements of $80.3 million, and payment of dividends on our common stock and Series C Preferred Stock of $44.2 million, offset by borrowings on our secured financing agreements of $408.9 million, borrowings on our asset-specific financing arrangements of $7.5 million and proceeds from mortgage loan payable of $31.2 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2024 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$139,596	$59,847	$69,795	$9,954	$—
Collateralized loan obligations—principal(2)	1,833,433	131,211	1,107,098	595,124	—
Secured credit agreements—principal(3)	531,079	137,966	132,791	260,322	—
Secured revolving credit facility—principal(3)	—	—	—	—	—
Asset-specific financing arrangements—principal(4)	132,632	—	54,220	78,412	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	293,219	114,457	159,441	19,321	—
Secured credit agreements—interest(5)	102,715	37,134	42,947	22,634	—
Secured revolving credit facility—interest(3)	—	—	—	—	—
Asset-specific financing arrangements—interest(5)	31,117	10,058	17,965	3,094	—
Mortgage loan payable—interest	9,758	2,428	4,856	2,474	—
Total	$3,104,749	$493,101	$1,589,113	$1,022,535	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of June 30, 2024 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) term loans with private lenders; (vi) selling loans and REO to generate cash to repay our debt obligations; (vii) encumbering REO properties to generate cash; and/or (viii) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the six months ended June 30, 2024, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On June 17, 2024, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.8 million in the aggregate, for the second quarter of 2024. The common stock dividend was paid on July 25, 2024 to the holders of record of our common stock as of June 27, 2024.
On June 7, 2024, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2024. The Series C Preferred Stock dividend was paid on June 28, 2024 to the preferred stockholders of record as of June 18, 2024.
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
For the six months ended June 30, 2024 and 2023, common stock dividends in the amount of $39.0 million and $37.9 million, respectively, were declared and approved.
As of June 30, 2024 and December 31, 2023, common stock dividends of $19.8 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Real Estate Owned
Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, above- and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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

Allowance for Credit Losses
As discussed in Note 2 to the Consolidated Financial Statements included in our Form 10-K filed with the SEC on February 20, 2024, on January 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to our retained earnings on the consolidated statements of changes in equity. Subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy.
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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, increased interest rates, currency fluctuations, labor shortages and recent distress in the banking sector, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above. See Note 2 to the Consolidated Financial Statements in this Form 10-Q for further discussion of our methodologies.
Significant judgment is required when estimating future credit losses and as a result actual losses over time could be materially different. During the three and six months ended June 30, 2024, we recognized a decrease of $4.5 million and $0.2 million, respectively, to our allowance for credit losses. The credit loss allowance was $69.6 million as of June 30, 2024.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of June 30, 2024 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	7/28/2022	$256.3	$252.8	$252.8	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.6%	3
2	Senior Loan(10)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	205.0	204.8	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$544 Sq ft	63.1%	3
4	Senior Loan(11)	9/18/2019	157.5	157.5	157.5	S + 4.1%	S + 4.4%	Floating	12/9/2024	New York, NY	Office	Moderate Transitional	$708 Sq ft	65.2%	3
5	Senior Loan	7/20/2021	119.7	119.7	119.7	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$132,976 Unit	71.3%	3
6	Senior Loan	6/14/2021	114.0	102.6	102.6	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$308 Sq ft	49.7%	3
7	Senior Loan	5/7/2021	113.0	113.0	113.0	S + 3.5%	S + 3.8%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$136,504 Unit	70.2%	3
8	Senior Loan	12/9/2021	96.0	93.0	92.8	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
9	Senior Loan	11/21/2022	87.0	68.8	68.4	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
10	Senior Loan	2/2/2023	86.8	79.1	78.6	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
11	Senior Loan	12/20/2018	78.8	75.0	75.0	S + 4.1%	S + 4.4%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
12	Senior Loan	7/28/2022	72.0	72.0	72.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
13	Senior Loan(12)	9/1/2022	70.0	70.0	69.5	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
14	Senior Loan	9/30/2021	69.0	66.0	66.0	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
15	Senior Loan	7/26/2022	69.0	67.0	66.9	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$170 Sq ft	66.2%	3
16	Senior Loan	11/30/2021	65.6	62.3	62.2	S + 3.5%	S + 3.8%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
17	Senior Loan	4/20/2022	63.0	63.0	62.8	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
18	Senior Loan	4/11/2022	62.4	60.2	60.2	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	4
19	Senior Loan	11/3/2023	62.0	49.3	49.1	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
20	Senior Loan	6/25/2019	62.0	62.0	62.0	S + 3.2%	S + 3.4%	Floating	7/9/2024	Calistoga, CA	Hotel	Moderate Transitional	$620,000 Unit	48.6%	2
21	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 2.0%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
22	Senior Loan	12/29/2021	60.6	56.0	55.9	S + 3.4%	S + 3.7%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
23	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
24	Senior Loan	12/17/2021	52.1	49.1	49.1	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
25	Senior Loan	10/27/2021	51.9	44.4	44.3	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$150 Sq ft	70.6%	3
26	Senior Loan	6/24/2022	51.6	50.4	50.4	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
27	Senior Loan	1/17/2024	51.3	44.8	44.4	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	3
28	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
29	Senior Loan	8/26/2021	51.0	46.4	46.3	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
30	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
31	Senior Loan	8/10/2022	46.2	38.5	38.3	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
32	Senior Loan	9/30/2021	45.9	45.9	45.8	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
33	Senior Loan	3/17/2021	45.4	45.2	45.2	S + 3.4%	S + 3.7%	Floating	4/9/2026	Indianapolis, IN	Multifamily	Light Transitional	$62,294 Unit	63.7%	3
34	Senior Loan	12/21/2021	45.0	44.9	44.9	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
35	Senior Loan	7/28/2023	43.6	37.2	36.9	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
36	Senior Loan	1/14/2022	43.0	43.0	43.0	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
37	Senior Loan	3/30/2018	42.4	41.4	41.4	S + 3.8%	S + 4.0%	Floating	11/22/2024	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
38	Senior Loan	7/15/2021	39.0	39.0	39.0	S + 3.6%	S + 3.9%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	4
39	Senior Loan	3/24/2023	37.0	34.1	33.8	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
40	Senior Loan	6/3/2021	36.4	33.9	33.9	S + 3.7%	S + 4.0%	Floating	6/9/2026	Riverside, CA	Mixed-Use	Bridge	$103 Sq ft	62.2%	3
41	Senior Loan	3/11/2019	34.0	34.0	34.0	S + 4.0%	S + 4.4%	Floating	8/9/2025	Miami Beach, FL	Hotel	Bridge	$257,576 Unit	59.3%	3
42	Senior Loan	3/28/2024	34.0	32.3	32.0	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
43	Senior Loan	6/9/2022	31.2	27.8	27.7	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
44	Senior Loan	8/23/2022	31.0	29.2	29.1	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
45	Senior Loan	1/19/2024	31.0	30.3	30.0	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
46	Senior Loan	5/14/2021	27.6	27.6	27.6	S + 3.3%	S + 3.6%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
47	Senior Loan	10/27/2021	24.6	24.1	24.1	S + 5.6%	S + 5.9%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$814 Sq ft	75.8%	3
48	Senior Loan	6/29/2022	24.5	22.3	22.2	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$3,345.5	$3,205.9	$3,201.2	S +3.7%	S +4.0%		2.4 years					67.0%	3.0
Total / weighted average(8)			$3,345.5	$3,205.9	$3,201.2	S +3.7%	S +4.0%		2.4 years					67.0%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of June 30, 2024 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2024, based on unpaid principal balance, 7.1% of our loans were subject to yield maintenance or other prepayment restrictions and 92.9% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of June 30, 2024 for the loans, 99.7% of which are floating rate.
(9)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, of which we own both. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(10)Calculated as the ratio of unpaid principal balance as of June 30, 2024 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of sale date.
(11)This loan is comprised of a first mortgage loan of $75.5 million and a contiguous mezzanine loan of $82.0 million, of which we own both. Each loan carries the same interest rate.
(12)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(13)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of June 30, 2024, the weighted average interest rate floor for our loan portfolio was 1.34%. As of June 30, 2024, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of June 30, 2024, less than 0.9% of our liabilities do not contain interest rate floors greater than zero.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following June 30, 2024, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,198,152	Interest income	$7,995	$(7,995)	$15,991	$(15,991)	$23,986	$(23,986)
Floating rate mortgage loan liabilities	(2,497,144)	Interest expense	(6,243)	6,243	(12,486)	12,486	(18,729)	18,729
Total floating rate mortgage loan exposure, net	$701,008	Total change in net interest income	$1,752	$(1,752)	$3,505	$(3,505)	$5,257	$(5,257)
__________________________
(1)As of June 30, 2024, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. Generally, declining interest rates result in increasing prepayment speeds. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, which reduces the interest income earned on the assets, and accelerates the accretion into interest income of purchase discounts, which increases interest income. Increasing prepayment speeds may expose us to the risk that we cannot reinvest loan repayment proceeds promptly in suitable loan investments or other investments,which may cause investment income to decline.

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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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

Date: July 30, 2024	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)