Form 10-Q
period 2024-09-30
TPG RE Finance Trust, Inc.
filed 2024-10-29
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 80,927,733 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations and challenges in global supply chains;
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

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Nine Months ended September 30, 2024 and September 30, 2023	2

	Consolidated Statements of Changes in Equity (unaudited) for the Three and Nine Months ended September 30, 2024 and September 30, 2023	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2024 and September 30, 2023	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4.	Controls and Procedures	81

Part II. Other Information		82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

Signatures		84

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets(1)
Cash and cash equivalents	$226,317	$206,376
Restricted cash	482	642
Accounts receivable	10	40
Collateralized loan obligation proceeds held at trustee	—	247,229
Accounts receivable from servicer/trustee	387	66,468
Accrued interest and fees receivable	30,859	32,195
Loans held for investment	3,259,293	3,476,776
Allowance for credit losses	(66,680)	(67,092)
Loans held for investment, net (includes $835,500 and $1,070,629, respectively, pledged as collateral under secured financing agreements)	3,192,613	3,409,684
Real estate owned, net	168,873	174,057
Other assets	42,097	77,621
Total assets	$3,661,638	$4,214,312
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$6,642	$10,225
Accrued expenses and other liabilities(2)	15,936	14,587
Collateralized loan obligations, net	1,726,331	1,915,174
Secured financing agreements, net	528,089	820,824
Asset-specific financings, net	203,369	272,810
Mortgage loan payable, net	30,658	30,551
Payable to affiliates	5,107	4,913
Deferred revenue	1,180	1,281
Dividends payable	19,727	19,162
Total liabilities	2,537,039	3,089,527
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 80,927,733 and 77,868,565 shares issued and outstanding, respectively)	81	77
Additional paid-in-capital	1,729,288	1,724,967
Accumulated deficit	(604,778)	(600,267)
Total stockholders' equity	1,124,599	1,124,785
Total liabilities and stockholders' equity	$3,661,638	$4,214,312
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2024 include assets and liabilities of variable interest entities (“VIEs”) of $2.2 billion and $1.7 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2023 include assets and liabilities of VIEs of $2.6 billion and $1.9 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.6 million and $2.7 million of reserve for expected losses for unfunded loan commitments as of September 30, 2024 and December 31, 2023, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income and interest expense
Interest income	$77,855	$90,046	$238,154	$278,488
Interest expense	(48,573)	(70,497)	(154,542)	(211,057)
Net interest income	29,282	19,549	83,612	67,431
Other revenue
Other income, net	3,202	5,439	11,598	13,918
Revenue from real estate owned operations	7,661	2,028	23,164	3,556
Total other revenue	10,863	7,467	34,762	17,474
Other expenses
Professional fees	1,788	1,257	4,479	4,159
General and administrative	1,063	718	3,235	2,875
Stock compensation expense	1,141	1,153	4,501	4,770
Servicing and asset management fees	487	648	1,466	801
Management fee	5,107	5,545	15,138	17,513
Expenses from real estate owned operations	8,600	3,098	25,828	4,946
Total other expenses	18,186	12,419	54,647	35,064
Credit loss benefit (expense), net	301	(75,805)	482	(172,658)
Income (loss) before income taxes	22,260	(61,208)	64,209	(122,817)
Income tax expense, net	(66)	(5)	(556)	(194)
Net income (loss)	$22,194	$(61,213)	$63,653	$(123,011)
Preferred stock dividends and participating securities' share in earnings	(3,518)	(3,423)	(10,896)	(10,526)
Net income (loss) attributable to common stockholders - see Note 11	$18,676	$(64,636)	$52,757	$(133,537)
Earnings (loss) per common share, basic	$0.23	$(0.83)	$0.66	$(1.72)
Earnings (loss) per common share, diluted	$0.23	$(0.83)	$0.66	$(1.72)
Weighted average number of common shares outstanding
Basic:	80,925,851	77,730,715	79,422,617	77,520,736
Diluted:	81,365,205	77,730,715	80,310,598	77,520,736
Other comprehensive income (loss)
Net income (loss)	$22,194	$(61,213)	$63,653	$(123,011)
Comprehensive net income (loss)	$22,194	$(61,213)	$63,653	$(123,011)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2024	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785
Issuance of common stock	—	—	—	—	3,873	1	—	—	1
Amortization of stock compensation expense	—	—	—	—	—	—	1,672	—	1,672
Net income	—	—	—	—	—	—	—	16,744	16,744
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,162)	(19,162)
March 31, 2024	125	$—	8,050,000	$8	77,872,438	$78	$1,726,639	$(605,833)	$1,120,892
Issuance of common stock, net	—	—	—	—	3,056,087	3	(180)	—	(177)
Amortization of stock compensation expense	—	—	—	—	—	—	1,688	—	1,688
Net income	—	—	—	—	—	—	—	24,715	24,715
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,798)	(19,798)
June 30, 2024	125	$—	8,050,000	$8	80,928,525	$81	$1,728,147	$(604,064)	$1,124,172
Issuance of common stock	—	—	—	—	3,811	—	—	—	—
Retired common stock	—	—	—	—	(4,603)	—	—	(37)	(37)
Amortization of stock compensation expense	—	—	—	—	—	—	1,141	—	1,141
Net income	—	—	—	—	—	—	—	22,194	22,194
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,723)	(19,723)
September 30, 2024	125	$—	8,050,000	$8	80,927,733	$81	$1,729,288	$(604,778)	$1,124,599
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
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$63,653	$(123,011)
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(5,156)	(9,738)
Amortization of deferred financing costs	6,445	10,876
Depreciation and amortization	11,856	2,358
Amortization of above and below-market leases	(240)	(328)
Accrued PIK interest	(196)	—
Collection of accrued PIK interest	1,172	542
Stock compensation expense	4,501	4,770
(Decrease) increase of allowance for credit losses, net (see Note 3)	(482)	172,658
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	52	642
Accrued interest and fees receivable	1,336	7,588
Accrued expenses and other liabilities	(1,348)	4,080
Accrued interest payable	(3,583)	(975)
Payable to affiliates	194	(439)
Deferred revenue	(101)	(456)
Other assets	8,531	(11,664)
Net cash provided by operating activities	86,634	56,903
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(271,876)	(146,716)
Advances on loans held for investment	(36,204)	(105,904)
Principal repayments of loans held for investment	776,973	1,018,819
Capital expenditures related to real estate owned	(3,412)	(2,337)
Sales of loans held for investment	92,798	218,672
Net cash provided by investing activities	558,279	982,534
Cash flows from financing activities:
Payments on collateralized loan obligations	(192,168)	(481,626)
Payments on secured financing agreements	(446,707)	(569,468)
Proceeds from secured financing agreements	153,023	447,786
Payments on asset-specific financing arrangements	(141,526)	(361,138)
Proceeds from asset-specific financing arrangements	71,700	10,094
Proceeds from mortgage loan payable	—	31,200
Payment of deferred financing costs	(1,678)	(1,902)
Payment of costs from warrant exercise and issuance of common stock	(177)	—
Payments to retire common stock	(37)	—
Dividends paid on common stock	(58,122)	(56,909)
Dividends paid on preferred stock	(9,440)	(9,444)
Net cash used in financing activities	(625,132)	(991,407)
Net change in cash, cash equivalents, and restricted cash	19,781	48,030
Cash, cash equivalents and restricted cash at beginning of period	207,018	254,315
Cash, cash equivalents and restricted cash at end of period	$226,799	$302,345

Supplemental disclosure of cash flow information:
Interest paid	$151,682	$203,615
Taxes paid	$160	$835
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$—	$237,521
Dividends declared, not paid	$19,727	$18,921
Principal repayments of loans held for investment held by servicer/trustee, net	$—	$5,000
Conversion to real estate owned of loans held for investment	$—	$122,387
Accrued deferred financing costs	$—	$896
Accrued capital expenditures related to real estate owned	$960	$428
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
Non-Accrual Loans
Loans are placed on non-accrual status when the full and timely collection of principal or interest is doubtful, generally when: management determines that the borrower is incapable of, or has ceased efforts toward, curing the cause of a default; the loan becomes 90 days or more past due for principal or interest; or the loan experiences a maturity default. The Company considers an account past due when an obligor fails to pay substantially all (defined as 90%) of the scheduled contractual payments by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current, and collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that in the judgment of the Manager, are adequately secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.
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
The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate property type and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is also sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: office; life science; multifamily; hotel; industrial; mixed-use; and self storage.
The Company’s loans are typically collateralized by real estate, or in the case of mezzanine loans, by a partnership interest or similar equity interest in the entity that owns the real estate securing the Company's first mortgage loan. The Company regularly evaluates on a loan-by-loan basis, typically no less frequently than quarterly, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, and the financial and operating capability of the borrower/sponsor. The Company also evaluates the financial strength of loan guarantors, if any, and the borrower’s competency in managing and operating the property or properties. In addition, the Company considers the overall economic environment, real estate property type, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management personnel and evaluated by senior management, who utilize various data sources, including, to the extent available (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, (iii) sales and financing comparables, (iv) current availability of, and credit spreads for, refinancing and (v) other market data.
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
The key inputs to the Company's estimation of its allowance for credit losses as of September 30, 2024 were impacted by continued dislocations in the capital markets, declines in property values, sustained higher interest rates, uncertain inflationary trends, a continued risk of recession, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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
Once the expected credit loss amount is determined, an allowance for credit losses is established. A loan will be written off through credit loss (expense) benefit, net in the consolidated statements of income and comprehensive income when it is deemed non-recoverable or upon a realization event. This is generally at the time the loan is settled (including conversion to real estate owned), transferred or exchanged. Non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss is equal to the difference between the cash received, or expected to be received, and the carrying value of the asset. Factors considered by the Company in determining whether the expected credit loss is not recoverable include whether the Company determines that the loan is uncollectible, which means repayment is deemed to be delayed beyond a reasonable time, a loss becomes evident due to a borrower’s lack of assets and liquidity, or a borrower’s sponsor is unwilling or unable to support the loan.
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
As of September 30, 2024, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through September 30, 2024, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, currency fluctuations, labor shortages and changes in the banking sector, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2024, there were no Warrants outstanding.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2024 and December 31, 2023. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of September 30, 2024 and December 31, 2023, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of September 30, 2024, $0.5 million of restricted cash was combined with cash and cash equivalents of $226.3 million in the consolidated statement of cash flows. As of December 31, 2023, $0.6 million of restricted cash was combined with cash and cash equivalents of $206.4 million in the consolidated statement of cash flows.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2024, there were no Warrants outstanding.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $19.8 million and $20.2 million as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024, the Company originated six mortgage loans with a total commitment of $320.3 million, an initial unpaid principal balance of $306.8 million, and unfunded commitments at closing of $13.5 million. Additionally, the Company received eleven full loan repayments of $514.9 million, and partial principal payments including accrued PIK interest payments of $48.3 million across five loans, for total loan repayments of $563.2 million during the nine months ended September 30, 2024.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	September 30, 2024		December 31, 2023
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	48	48	53	53
Floating rate loans	99.7%	99.7%	100.0%	100.0%
Total loan commitment	$3,386,112	$3,386,112	$3,666,173	$3,666,173
Unpaid principal balance(2)	$3,264,054	$3,264,054	$3,484,052	$3,484,052
Unfunded loan commitments(3)	$122,254	$122,254	$183,293	$183,293
Amortized cost	$3,259,293	$3,259,293	$3,476,776	$3,476,776
Weighted average credit spread	3.7%	3.7%	3.7%	3.7%
Weighted average all-in yield(4)	8.8%	8.8%	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4	2.6	2.6
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of September 30, 2024 and December 31, 2023. As of September 30, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.2 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2024, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2024, based on the unpaid principal balance of the Company’s total loan exposure, 16.6% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 83.4% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	September 30, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,264,054	$(4,761)	$3,259,293
Total	$3,264,054	$(4,761)	$3,259,293
Allowance for credit losses			(66,680)
Loans held for investment, net			$3,192,613

	December 31, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,484,052	$(7,276)	$3,476,776
Total	$3,484,052	$(7,276)	$3,476,776
Allowance for credit losses			(67,092)
Loans held for investment, net			$3,409,684
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

Carrying value
Balance as of January 1, 2024	$3,409,684
Additions during the period:
Loans originated and acquired	304,157
Additional fundings	36,204
Accrued PIK interest	196
Amortization of origination fees and discounts	5,156
Deductions during the period:
Collection of principal	(562,024)
Collection of accrued PIK interest	(1,172)
Decrease of allowance for credit losses	412
Balance as of September 30, 2024	$3,192,613
As of September 30, 2024 and December 31, 2023, there was $4.8 million and $5.2 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of September 30, 2024, there were no unamortized discounts included in loans held for investment at amortized costs on the consolidated balance sheets. As of December 31, 2023, there was $2.1 million of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	September 30, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	62,690	—	—	—	—	—	62,690
3	243,793	199,619	926,368	1,141,404	—	469,607	2,980,791
4	—	—	60,229	39,000	—	116,583	215,812
5	—	—	—	—	—	—	—
Total senior loans	$306,483	$199,619	$986,597	$1,180,404	$—	$586,190	$3,259,293
Senior loans:
Current-period realized loss on loan write-offs, loan sales and REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	99,000	—	99,000
3	196,268	1,013,299	1,313,889	100,550	450,849	86,073	3,160,928
4	—	60,229	—	—	40,415	116,204	216,848
5	—	—	—	—	—	—	—
Total senior loans	$196,268	$1,073,528	$1,313,889	$100,550	$590,264	$202,277	$3,476,776
Senior loans:
Current-period realized loss on loan write-offs, loan sales and REO conversions	$—	$(29,630)	$(8,526)	$(24,906)	$(188,275)	$(83,390)	$(334,727)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	September 30, 2024	December 31, 2023
1	$—	$—
2	62,690	99,000
3	2,980,791	3,160,928
4	215,812	216,848
5	—	—
Total	$3,259,293	$3,476,776
Allowance for credit losses	(66,680)	(67,092)
Carrying value	$3,192,613	$3,409,684
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of September 30, 2024, unchanged from December 31, 2023.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of September 30, 2024. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended September 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2024	$66,848
Reversal of credit losses, net	(168)
Subtotal	66,680

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2024	2,742
Reversal of credit losses, net	(133)
Subtotal	2,609
Total allowance for credit losses	$69,289

For the Three Months Ended September 30, 2023
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2023	$250,244
Allowance for credit losses, net	80,475
Realized loss on loan write-off	(117,461)
Subtotal	213,258

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2023	28,041
Reversal of credit losses, net	(4,670)
Subtotal	23,371
Total allowance for credit losses	$236,629

For the Nine Months Ended September 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Reversal of credit losses, net	(412)
Subtotal	66,680

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Reversal of credit losses, net	(70)
Subtotal	2,609
Total allowance for credit losses	$69,289

For the Nine Months Ended September 30, 2023
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272
Allowance for credit losses, net	166,601
Realized loss on loan write-off	(150,615)
Subtotal	213,258

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314
Allowance for credit losses, net	6,057
Subtotal	23,371
Total allowance for credit losses	$236,629
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$66,680	$—	$66,680
Unfunded loan commitments	2,609	—	2,609
Total allowance for credit losses	$69,289	$—	$69,289
Total unpaid principal balance	$3,264,054	$—	$3,264,054

	December 31, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$67,092	$—	$67,092
Unfunded loan commitments	2,679	—	2,679
Total allowance for credit losses	$69,771	$—	$69,771
Total unpaid principal balance	$3,484,052	$—	$3,484,052
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended September 30, 2024, the Company recorded a decrease of $0.3 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $0.4 million resulting from full loan repayments and (ii) a net decrease of $1.2 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve, partially offset by (i) an increase of $1.3 million resulting from the Company's loan origination activity during the three months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company recorded a decrease of $0.5 million to its allowance for credit losses, decreasing its CECL reserve to $69.3 million as of September 30, 2024. For the nine months ended September 30, 2024, the decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $3.9 million resulting from loan repayments during the nine months ended September 30, 2024, partially offset by (i) an increase of $2.1 million resulting from the Company's loan origination activity during the nine months ended September 30, 2024 and (ii) a net increase of $1.4 million related to macroeconomic assumptions employed in determining the general CECL reserve.

During the three months ended September 30, 2023, the Company recorded a decrease of $41.7 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due to (i) a decrease of $92.8 million resulting from loan sales and an REO conversion and (ii) a decrease of $0.2 million resulting from full loan repayments, partially offset by (i) an increase of $31.5 million related to individually assessed loans as a result of continuing deterioration in office and local market fundamentals and (ii) an increase of $19.9 million related to macroeconomic assumptions employed in determining the general CECL reserve and continued deterioration of the office sector.
During the nine months ended September 30, 2023, the Company recorded an increase of $22.0 million, increasing its allowance for credit losses to $236.6 million as of September 30, 2023. For the nine months ended September 30, 2023, the increase to the Company's estimate of expected credit losses was primarily due to (i) an increase of $79.1 million related to individually assessed loans resulting from local market fundamentals and deterioration in the office sector, (ii) an increase of $72.3 million related to macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector and (iii) an increase of $0.8 million resulting from the Company's loan origination activity during 2023, partially offset by (i) a decrease of $126.0 million resulting from loan sales and REO conversions and (ii) a decrease of $4.3 million resulting from full loan repayments.
As of September 30, 2024 and December 31, 2023, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company had no loans on non-accrual status or cost-recovery. As of September 30, 2024 and December 31, 2023, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of September 30, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,259,293	$—	$—	$—	$—	$3,259,293
Total	$3,259,293	$—	$—	$—	$—	$3,259,293

		Days Outstanding as of December 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,476,776	$—	$—	$—	$—	$3,476,776
Total	$3,476,776	$—	$—	$—	$—	$3,476,776
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon.
During the three months ended March 31, 2024, the Company modified one loan to extend the loan maturity and increase the credit spread. The modified loan was accounted for as a new loan for GAAP purposes. The new loan was assigned a risk rating of "3".
During the three months ended June 30, 2024, the Company modified one loan to extend the loan maturity, increase the interest rate floor, require the borrower's sponsor to inject an additional $11.3 million of cash into the capital structure, and require the borrower to purchase a replacement interest rate cap. As part of this modification, the Company issued a contiguous mezzanine loan with a total commitment of $11.3 million, an initial funding of $7.8 million, and a fixed 8.0% PIK interest rate. The new loan was assigned a risk rating of "3".
During the three months ended September 30, 2024, the Company modified one loan to extend the loan maturity, increase the credit spread, and increase the commitment amount. The modified loan was accounted for as a new loan for GAAP purposes. The new loan was assigned a risk rating of "2".
As of September 30, 2024, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $0.2 million related to one loan. Total PIK interest of $0.2 million was recorded and deferred during the nine months ended September 30, 2024.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

September 30, 2024
Balance as of January 1, 2024	$1,172
Repayments of accrued PIK interest	(1,172)
Balance as of March 31, 2024	$—
Accrued PIK interest	34
Balance as of June 30, 2024	$34
Accrued PIK interest	162
Balance as of September 30, 2024	$196

(4) Real Estate Owned
As of September 30, 2024, assets and liabilities related to REO consisted of five properties: a multifamily property in Arlington Heights, IL; and four office properties, one located in each of Orange, CA; San Mateo, CA; Manhattan, NY; and Houston, TX. The Company accounted for these acquisitions as asset acquisitions and recorded an aggregate fair value of $198.0 million as of the acquisition date, excluding assumed working capital of $5.4 million. The Company acquired no REO properties during the three and nine months ended September 30, 2024. As of September 30, 2024, the carrying value of the Company's REO is $188.5 million.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets
Cash	$9,017	$532
Real estate owned - Building and building improvements	102,065	103,293
Real estate owned - Land and land improvements	63,937	67,472
Real estate owned - Tenant improvements	8,069	4,299
Real estate owned	174,071	175,064
Accumulated depreciation	(5,198)	(1,007)
Real estate owned, net	168,873	174,057
In-place lease intangibles, net(1)	17,452	25,036
Above-market lease intangibles, net(1)	3,184	3,902
Leasing commissions, net(1)	1,696	533
Other assets, net(1)	12,861	12,384
Total assets	$213,083	$216,444
Liabilities
Mortgage loan payable, net(2)	$30,658	$30,551
Below-market lease intangibles, net(3)	2,749	3,707
Other liabilities(3)	6,868	3,214
Total liabilities	$40,275	$37,472
________________________________
(1)Included within Other assets within the Company's consolidated balance sheet. Other assets, net includes $6.9 million and $11.3 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of September 30, 2024 and December 31, 2023, respectively.
(2)During the three and nine months ended September 30, 2024, the Company incurred interest expense of $0.6 million and $1.9 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2023, the Company incurred interest expense of $0.7 million and $0.8 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rental income
Minimum lease payments	$6,974	$1,761	$21,242	$2,911
Variable lease payments	668	267	1,827	644
Total rental income	7,642	2,028	23,069	3,555
Other operating income	19	—	95	1
Revenue from real estate owned operations	7,661	2,028	23,164	3,556
Rental property operating expenses(1)	5,147	1,704	13,972	2,588
Depreciation and amortization(2)	3,453	1,394	11,856	2,358
Expenses from real estate owned operations	8,600	3,098	25,828	4,946
Net (loss) from REO	$(939)	$(1,070)	$(2,664)	$(1,390)
________________________________
(1)Excludes $0.6 million and $1.9 million, respectively, of interest expense incurred during the three and nine months ended September 30, 2024, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.7 million and $0.8 million, respectively, of interest expense incurred during the three and nine months ended September 30, 2023, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and nine months ended September 30, 2024, the Company incurred $1.4 million and $4.2 million, respectively, of depreciation expense. During the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $0.6 million, respectively, of depreciation expense.
Real estate-related capital expenditures
For the nine months ended September 30, 2024, the Company's capital expenditures were $4.4 million, as shown on the Company's consolidated statements of cash flows, which includes $1.0 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$27,594	$27,594
Above-market lease intangibles	3,982	3,982
Leasing commissions	1,789	545
Total intangible assets	33,365	32,121
Accumulated amortization:
In-place lease intangibles	(10,142)	(2,558)
Above-market lease intangibles	(798)	(80)
Leasing commissions	(93)	(12)
Total accumulated amortization	(11,033)	(2,650)
Intangible assets, net	$22,332	$29,471

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(1,562)	(604)
Total accumulated amortization	(1,562)	(604)
Intangible liabilities, net	$2,749	$3,707
The following table presents the estimated future amortization of the Company's intangibles for the remainder of 2024 and for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2024 (remaining)	$1,412	$239	$60	$(254)
2025	4,077	877	231	(704)
2026	2,797	626	237	(496)
2027	1,672	484	229	(300)
2028	1,430	426	206	(293)
2029	916	119	173	(205)
The weighted average amortization period for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles acquired during the nine months ended September 30, 2024, were 8.3 years, 5.9 years, 7.7 years, and 6.2 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the remainder of 2024, over the next five years and thereafter as of September 30, 2024 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2024 (remaining)	$4,288
2025	12,943
2026	11,278
2027	10,056
2028	7,964
2029	4,818
Thereafter	63,893
Total	$115,240
The weighted average minimum term of the non-cancelable leases was approximately twelve years as of September 30, 2024.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the nine months ended September 30, 2024, and during the nine months ended September 30, 2023. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repaid. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process by mid-May 2023. The Company utilized the reinvestment feature during the nine months ended September 30, 2023. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of September 30, 2024 and December 31, 2023 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$58,039	$59,204
Collateralized loan obligation proceeds held at trustee(1)	—	247,229
Accounts receivable from servicer/trustee	299	300
Accrued interest receivable	13,714	10,207
Loans held for investment, net(2)	2,047,796	2,245,241
Real estate owned, net	29,744	33,540
Other assets	3,442	5,363
Total assets	$2,153,034	$2,601,084
Liabilities
Accrued interest payable	$4,706	$6,602
Accrued expenses	3,210	777
Collateralized loan obligations, net(3)	1,726,331	1,915,174
Payable to affiliates	3,281	2,879
Deferred revenue	2,143	2,124
Total liabilities	$1,739,671	$1,927,556
________________________________
(1)Includes $247.2 million of cash available to acquire eligible assets related to TRTX 2022-FL5 as of December 31, 2023.
(2)Includes one loan held for investment with an unpaid principal balance of $0.8 million as of September 30, 2024. Includes three loans held for investment with an unpaid principal balance of $3.9 million as of December 31, 2023.
(3)Net of $1.3 million and $4.6 million of unamortized deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	September 30, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$315,728	$208,436	3.69%	1.0
Financing provided	1	Term SOFR	123,944	123,944	2.45%	10.0
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	919,153	826,991	3.79%	2.2
Financing provided	1	Term SOFR	706,653	706,653	1.90%	13.4
TRTX 2022-FL5
Collateral loan investments	27	Term SOFR	1,064,993	1,044,741	3.70%	2.4
Financing provided	1	Term SOFR	897,025	895,734	2.02%	14.4
Total
Collateral loan and REO investments(3)	51	Term SOFR	$2,299,874	$2,080,168	3.73%	2.2 years
Financing provided(4)	3	Term SOFR	$1,727,622	$1,726,331	2.00%	13.7 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.7%, 28.2% and 32.6%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of September 30, 2024.
(4)During the three months ended September 30, 2024, the Company recognized interest expense of $33.5 million, which includes $0.7 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2024, the Company recognized interest expense of $105.4 million, which includes $3.5 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	September 30, 2024	December 31, 2023
Collateralized loan obligations(1)	$1,727,622	$1,919,790
Secured credit agreements	498,618	799,518
Asset-specific financing arrangements	204,332	274,158
Secured revolving credit facility	30,998	23,782
Mortgage loan payable	31,200	31,200
Total	$2,492,770	$3,048,448
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of September 30, 2024 and December 31, 2023, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2024
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/26	08/19/28	Term SOFR	2.2%	7.1%	$500,000	$238,878	$261,122	$486,607	$486,184
Wells Fargo	04/18/25	04/18/25	Term SOFR	1.7%	6.5%	500,000	395,295	104,705	144,010	143,769
Barclays	08/13/25	08/13/26	Term SOFR	1.6%	6.4%	500,000	403,074	96,926	127,827	127,690
Bank of America	06/06/26	06/06/26	Term SOFR	1.8%	6.6%	200,000	164,135	35,865	50,648	50,648
Totals						$1,700,000	$1,201,382	$498,618	$809,092	$808,291
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
Secured Credit Agreement Terms
As of September 30, 2024 and December 31, 2023, the Company had four and five, respectively, secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2024 and December 31, 2023 consisted of 20 and 28 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	September 30, 2024
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$486,607	$490,104	$261,681	$228,423	20.3%	1419
Wells Fargo	500,000	144,010	146,447	104,954	41,493	3.7%	200
Barclays	500,000	127,827	128,002	97,211	30,791	2.7%	682
Bank of America	200,000	50,648	50,921	35,899	15,022	1.3%	614
Total / weighted average	$1,700,000	$809,092	$815,474	$499,745	$315,729		962
_______________________
(1)Loan amounts include interest receivable of $7.2 million and are net of premium, discount and origination fees of $0.8 million.
(2)Loan amounts include interest payable of $1.1 million and do not reflect unamortized deferred financing fees of $1.2 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended September 30, 2024 and 2023, the weighted average unused fee was 20 and 20 basis points, respectively. During the nine months ended September 30, 2024 and 2023, the weighted average unused fee was 20 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. For the quarters ended September 30, 2023 and December 31, 2023, the Company received a waiver with respect to the minimum interest coverage ratio covenant included in this facility and in doing so, the facility's advance rate reduced during the waiver period by five points for each advance rate described above.
As of September 30, 2024, the Company pledged one loan investment with a collateral principal balance of $41.3 million and had outstanding Term SOFR-based borrowings of $31.0 million under its secured revolving credit facility. As of December 31, 2023, the Company pledged one loan investment with a collateral principal balance of $32.8 million and had outstanding Term SOFR-based borrowings of $23.8 million.

Asset-Specific Financing Arrangements
On December 5, 2023, the Company closed a $90.6 million asset-specific financing facility with HSBC Bank USA, National Association ("HSBC Facility"). On September 26, 2024, the Company added an additional loan to the loan financing facility, increasing the total facility size to $162.6 million. The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	September 30, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$162,564	$153,843	$153,168	2.0%	3.7	4	$212,943	$211,731	3.7
BMO Facility	1	200,000	29,110	29,005	2.0%	2.9	1	38,468	38,328	2.9
Customers Bank	1	23,250	21,379	21,196	2.5%	2.9	1	29,417	29,321	2.9
Total / weighted average		$385,814	$204,332	$203,369	2.1%	3.5 years		$280,828	$279,380	3.5 years
_______________________
(1)Net of $1.0 million unamortized deferred financing costs.
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years and bears interest at a rate of 7.7%. As of September 30, 2024 and December 31, 2023, the carrying value of the loan was $30.7 million and $30.6 million, respectively.
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
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
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
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of September 30, 2024 and December 31, 2023, respectively.
(7) Schedule of Maturities
As of September 30, 2024, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2024	$93,489	$93,489	$—	$—	$—	$—
2025	293,482	60,853	201,631	30,998	—	—
2026	943,008	889,311	35,865	—	17,832	—
2027	491,978	405,101	—	—	86,877	—
2028	508,748	188,503	261,122	—	27,923	31,200
Thereafter	162,065	90,365	—	—	71,700	—
Total	$2,492,770	$1,727,622	$498,618	$30,998	$204,332	$31,200
(1)The scheduled maturities for the investment grade bonds issued by the Company's CRE CLOs are based upon the fully extended maturity of the underlying mortgage loan collateral, considering the reinvestment window of each CRE CLO.
(2)The scheduled maturities of the Company's secured credit agreement liabilities are based on the extended maturity date for the specific credit agreement where extension options are at the Company's option, subject to standard default provisions, or the current maturity date of those credit agreements where extension options are subject to counterparty approval.
(3)The scheduled maturities of the Company's asset-specific financing arrangements are based on the fully extended maturity date of the underlying mortgage loan collateral.

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of September 30, 2024 and December 31, 2023, the Company had $158.3 million and $172.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	September 30, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,264,054	$3,192,613	$—	$—	$3,235,153
Financial liabilities
Collateralized loan obligations	1,727,622	1,726,331	—	—	1,705,590
Secured credit agreements	498,618	497,456	—	—	494,084
Asset-specific financing arrangements	204,332	203,369	—	—	203,697
Secured revolving credit facility	30,998	30,633	—	—	30,231
Mortgage loan payable	31,200	30,658	—	—	31,200

	December 31, 2023
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,484,052	$3,409,684	$—	$—	$3,446,648
Financial liabilities
Collateralized loan obligations	1,919,790	1,915,174	—	—	1,893,803
Secured credit agreements	799,518	798,060	—	—	791,495
Asset-specific financing arrangements	274,158	272,810	—	—	273,218
Secured revolving credit facility	23,782	22,764	—	—	23,323
Mortgage loan payable	31,200	30,551	—	—	31,200
As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s loans held for investment portfolio was $3.2 billion and $3.4 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2024 and December 31, 2023 was 3.71% and 3.73%, respectively. The weighted average years to maturity as of September 30, 2024 and December 31, 2023 was 2.4 years and 2.6 years, respectively, assuming full extension of all loans held for investment.
As of September 30, 2024 and December 31, 2023, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and nine months ended September 30, 2024.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2024 and December 31, 2023, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2024 and 2023, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million and $0.0 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2024 and 2023, the Company recognized $0.6 million and $0.2 million, respectively, of federal, state, and local tax expense.
As of September 30, 2024, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2023, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of September 30, 2024, the Company has $194.1 million of capital losses, of which $174.3 million and $19.8 million will expire at the end of 2025 and 2028, respectively, if unused.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Incurred
Management fees	$5,107	$5,545	$15,138	$17,513
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,107	$5,545	$15,138	$17,513

Paid
Management fees	$5,044	$5,949	$14,944	$17,952
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,044	$5,949	$14,944	$17,952
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 are $5.1 million and $4.9 million, respectively. No incentive management fee was earned during the three and nine months ended September 30, 2024 and 2023.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended September 30, 2024 and 2023, the Company reimbursed to the Manager $0.4 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the nine months ended September 30, 2024 and 2023, the Company reimbursed the Manager $1.1 million and $0.8 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of September 30, 2024 and December 31, 2023, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three and nine months ended September 30, 2024, the Company incurred $0.6 million and $0.7 million, respectively, of expenses for these services.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2024 and 2023, $0.4 million and $0.3 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. For the nine months ended September 30, 2024 and 2023, $1.5 million and $1.1 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2024, there were no Warrants outstanding. For the three and nine months ended September 30, 2023, the shares of common stock underlying the Warrants were excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,194	$(61,213)	$63,653	$(123,011)
Preferred stock dividends(1)	(3,148)	(3,148)	(9,444)	(9,444)
Participating securities' share in earnings	(370)	(275)	(1,452)	(1,082)
Net income (loss) attributable to common stockholders	$18,676	$(64,636)	$52,757	$(133,537)
Weighted average common shares outstanding, basic	80,925,851	77,730,715	79,422,617	77,520,736
Weighted average common shares outstanding, diluted	81,365,205	77,730,715	80,310,598	77,520,736
Earnings (loss) per common share, basic(2)	$0.23	$(0.83)	$0.66	$(1.72)
Earnings (loss) per common share, diluted(2)	$0.23	$(0.83)	$0.66	$(1.72)
_______________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three and nine months ended September 30, 2024 and 2023.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the nine months ended September 30, 2024 and 2023.

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
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of September 30, 2024, there were no Warrants outstanding.
Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company repurchased 4,603 shares of common stock, at a weighted average price of $7.98 per share, for total consideration (including commissions and related fees) of $0.04 million during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had $24.96 million of remaining capacity under its share repurchase program.

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
On September 13, 2024, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.7 million in the aggregate, for the third quarter of 2024. The common stock dividend was paid on October 25, 2024 to the holders of record of the Company’s common stock as of September 27, 2024.
On September 6, 2024, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2024. The Series C Preferred Stock dividend was paid on September 30, 2024 to the preferred stockholders of record as of September 20, 2024.
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
For the nine months ended September 30, 2024 and 2023, common stock dividends in the amount of $58.7 million and $56.9 million, respectively, were declared and approved.
For the nine months ended September 30, 2024 and 2023, Series C Preferred Stock dividends in the amount of $9.4 million and $9.4 million, respectively, were declared and approved.
As of September 30, 2024 and December 31, 2023, common stock dividends of $19.7 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of September 30, 2024, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2023	2,099,064	$7.91
Granted	—	—
Vested	(712,041)	8.51
Forfeited	—	—
Balance as of September 30, 2024	1,387,023	$7.60
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
During the three and nine months ended September 30, 2024, the Company accrued 3,811 and 11,333 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 28, 2024, June 27, 2024, and September 27, 2024.
During the three and nine months ended September 30, 2023, the Company accrued 4,208 and 11,610 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividend payable to holders of record of our common stock as of March 29, 2023, June 28, 2023, and September 28, 2023.
As of September 30, 2024, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $8.3 million. These compensation costs are expected to be recognized over a weighted average period of 1.1 years from September 30, 2024. For the three months ended September 30, 2024 and 2023, the Company recognized $1.1 million and $1.2 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recognized $4.5 million and $4.8 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2024 and December 31, 2023 was $122.3 million and $183.3 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.6 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	September 30, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,845,216	$60,520	54.5%	$1,784,892	54.7%
Office	614,547	24,505	18.1	590,042	18.1
Life Science	393,174	14,488	11.7	378,686	11.6
Hotel	348,400	14,110	10.3	334,290	10.2
Mixed-Use	78,775	3,731	2.3	75,044	2.3
Self Storage	69,000	2,000	2.0	67,000	2.1
Industrial	37,000	2,900	1.1	34,100	1.0
Total	$3,386,112	$122,254	100.0%	$3,264,054	100.0%

	December 31, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,801,668	$67,035	49.2%	$1,734,633	49.7%
Office	728,447	42,489	19.9	685,958	19.8
Life Science	404,600	31,739	11.0	372,861	10.7
Hotel	389,643	14,110	10.6	376,705	10.8
Mixed-Use	115,215	6,256	3.1	108,959	3.1
Industrial	107,000	7,504	2.9	99,496	2.9
Self Storage	69,000	2,000	1.9	67,000	1.9
Other	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.2 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,282,463	$51,054	37.9%	$1,231,605	37.7%
East	1,020,741	14,653	30.1	1,006,088	30.8
South	909,308	51,840	26.9	857,468	26.3
Midwest	104,600	2,707	3.1	101,893	3.1
Various	69,000	2,000	2.0	67,000	2.1
Total	$3,386,112	$122,254	100.0%	$3,264,054	100.0%

	December 31, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,159,180	$62,263	31.6%	$1,096,917	31.5%
East	1,156,075	31,096	31.5	1,126,151	32.3
South	1,061,968	75,430	29.0	986,538	28.3
Midwest	149,950	8,743	4.1	141,207	4.1
Various	139,000	5,761	3.8	133,239	3.8
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.2 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,561,191	$26,797	46.1%	$1,534,590	47.0%
Moderate Transitional	1,069,689	66,665	31.6	1,003,024	30.7
Light Transitional	755,232	28,792	22.3	726,440	22.3
Total	$3,386,112	$122,254	100.0%	$3,264,054	100.0%

	December 31, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,540,873	$32,898	42.0%	$1,507,975	43.3%
Moderate Transitional	1,156,858	99,507	31.6	1,058,523	30.4
Light Transitional	917,842	38,728	25.0	879,114	25.2
Construction	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.2 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

(16) Subsequent Events
The following events occurred subsequent to September 30, 2024:
•The Company received full loan repayments related to two multifamily first mortgage loans with aggregate total loan commitments and aggregate unpaid principal balances of $70.6 million and $70.6 million, respectively. The loans carried a risk rating of 3.0 as of September 30, 2024.

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
We continue to evaluate the effects of macroeconomic concerns, including, without limitation: a period of sustained high interest rates; indications that short-term interest rates may decline; inflation; structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe; geopolitical tensions; concerns of an economic recession in the near term; and changes to the way commercial tenants use real estate, specifically office buildings. Rising interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declines in commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and maintain high levels of liquidity during 2023 and continuing through 2024. From January 1, 2024 through September 30, 2024, we originated six first mortgage transitional loans, with total commitments of $320.3 million, an initial unpaid principal balance of $306.8 million, and unfunded commitments at closing of $13.5 million.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 20, 2024.
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global, alternative asset management firm, founded in San Francisco in 1992, with $229.0 billion of assets under management (as of June 30, 2024) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate, and market solutions. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our Board of Directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.
Macroeconomic Environment
Global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, indications of a future decline in short-term interest rates, currency fluctuations and challenges in the supply chain, political unrest and economic uncertainty due to terrorism or war, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, and the lingering aftereffects of the COVID-19 pandemic have had, and may in the future have, an adverse impact on our business, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans.

Third Quarter 2024 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $18.7 million, compared to $21.0 million for the three months ended June 30, 2024, a decrease of $2.3 million.
•Produced Net interest income of $29.3 million, resulting from interest income of $77.9 million and interest expense of $48.6 million. Net interest income increased $1.8 million compared to the three months ended June 30, 2024.
•Generated Distributable Earnings of $23.0 million, compared to $22.3 million for the three months ended June 30, 2024, an increase of $0.7 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $0.3 million, for a total allowance for credit losses of $69.3 million, or 205 basis points of total loan commitments of $3.4 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended September 30, 2024.
Investment Portfolio Activity:
•Originated three first mortgage loans with total loan commitments of $204.0 million, an aggregate initial unpaid principal balance of $199.8 million, unfunded loan commitments of $4.2 million, a weighted average interest rate of Term SOFR plus 3.17%, and a weighted average interest rate floor of 3.33%.
•Funded $7.6 million in future funding obligations associated with existing loans.
•Received three full loan repayments of $141.1 million and partial principal payments of $8.2 million related to one loan, for total loan repayments of $149.3 million.
Investment Portfolio Financing Activity:
•Increased non-recourse, non-mark-to-market asset specific financings by $72.0 million. Non-mark-to-market financing comprised 79.7% of total loan portfolio borrowings as of September 30, 2024.
Liquidity:
•Maintained substantial near-term liquidity of $357.0 million, as of September 30, 2024, comprised of:
•$226.3 million of cash-on-hand, of which $211.3 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $128.1 million under secured credit agreements with four lenders, and $2.6 million under other financing arrangements.
We have financed our loan investments as of September 30, 2024 utilizing three CRE CLOs totaling $1.7 billion, $498.6 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, and $204.3 million under asset-specific financing arrangements. As of September 30, 2024, 70.2% of our borrowings were pursuant to our CRE CLO vehicles, 21.5% were pursuant to our secured credit agreements and secured revolving credit facility and 8.3% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 79.7% of total loan portfolio borrowings as of September 30, 2024.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of September 30, 2024, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.96% (1.95% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.5 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended September 30, 2024, we recorded net income attributable to common stockholders of $0.23 per diluted common share, a decrease of $0.03 per diluted common share from the three months ended June 30, 2024, of which $0.05 per diluted common share relates to a decrease quarter over quarter in our credit loss benefit, which was a $0.3 million benefit during the third quarter of 2024 as compared to $4.5 million benefit during the second quarter of 2024. This decrease was partially offset by an increase in net interest income of $0.02 per diluted common share.
Distributable Earnings per diluted common share was $0.28 for three months ended September 30, 2024, consistent with the three months ended June 30, 2024.
For the three months ended September 30, 2024, we declared a cash dividend of $0.24 per common share which was paid on October 25, 2024.
Our book value per common share as of September 30, 2024 was $11.41, a decrease of $0.45 per common share from our book value per common share as of December 31, 2023 of $11.86, primarily due to the exercise of the Warrants during the six months ended June 30, 2024, which resulted in the issuance of 2,647,059 shares of our common stock, diluting our book value by $0.38 per common share.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2024	June 30, 2024
Net income	$22,194	$24,715
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(370)	(541)
Net income attributable to common stockholders - see Note 11	$18,676	$21,026
Weighted average common shares outstanding, basic	80,925,851	79,456,745
Weighted average common shares outstanding, diluted - see Note 11	81,365,205	80,907,705
Earnings per common share, basic(2)	$0.23	$0.26
Earnings per common share, diluted(2)	$0.23	$0.26
Dividends declared per common share	$0.24	$0.24
____________________________
(1)Includes preferred stock dividends declared and paid for Series A Preferred Stock and Series C Preferred Stock shares outstanding for the three months ended September 30, 2024 and June 30, 2024.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2024	June 30, 2024
Net income attributable to common stockholders - see Note 11	$18,676	$21,026
Non-cash stock compensation expense	1,141	1,688
Depreciation and amortization	3,453	4,156
Credit loss (benefit) expense, net	(301)	(4,537)
Distributable earnings before realized losses from loan sales and other loan resolutions	$22,969	$22,333
Realized loss on loan write-offs, loan sales and REO conversions	—	—
Distributable earnings	$22,969	$22,333
Weighted average common shares outstanding, basic	80,925,851	79,456,745
Weighted average common shares outstanding, diluted - see Note 11	81,365,205	80,907,705
Distributable earnings per common share, basic	$0.28	$0.28
Distributable earnings per common share, diluted	$0.28	$0.28

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	September 30, 2024	December 31, 2023
Total stockholders’ equity	$1,124,599	$1,124,785
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$923,224	$923,410
Number of common shares outstanding at period end	80,927,733	77,868,565
Book value per common share	$11.41	$11.86

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in limited instances, contiguous mezzanine loans. As of September 30, 2024, our loans held for investment portfolio consisted of 48 first mortgage loans (or interests therein) totaling $3.4 billion of commitments with an unpaid principal balance of $3.3 billion. As of September 30, 2024, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100% were first mortgage loans or, in two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of September 30, 2024, we had $122.3 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of September 30, 2024, we owned four office properties and one multifamily property with an aggregate carrying value of $188.5 million.
During the three months ended September 30, 2024, we originated three mortgage loans with total commitments of $204.0 million, an initial unpaid principal balance of $199.8 million, and unfunded commitments at closing of $4.2 million. Loan fundings included $7.6 million of deferred future fundings related to previously originated loans. We received proceeds from three loan repayments in full of $141.1 million, and principal amortization of $8.2 million across one loan, for total loan repayments of $149.3 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	September 30, 2024	June 30, 2024
Loan originations and acquisitions — initial funding	$199,831	$—
Other loan fundings(1)	7,579	18,144
Loan repayments	(149,292)	(186,125)
Total loan activity, net	$58,118	$(167,981)
_______________________________
(1)Additional fundings made under existing loan commitments.
For the three months ended September 30, 2024, we generated interest income of $77.9 million and incurred interest expense of $48.6 million, which resulted in net interest income of $29.3 million.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2024 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	48	48
Floating rate loans	99.7%	99.7%
Total loan commitments	$3,386,112	$3,386,112
Unpaid principal balance(2)	$3,264,054	$3,264,054
Unfunded loan commitments(3)	$122,254	$122,254
Amortized cost	$3,259,293	$3,259,293
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	8.8%	8.8%
Weighted average term to extended maturity (in years)(5)	2.4	2.4
Weighted average LTV(6)	67.2%	67.2%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of September 30, 2024. As of September 30, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.2 million as of September 30, 2024.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2024, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2024, based on the unpaid principal balance of our total loan exposure, 16.6% of our loans were subject to yield maintenance or other prepayment restrictions and 83.4% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of September 30, 2024 (dollars in thousands):

Interest Rate Floors	Total Commitment(1)	Unpaid Principal Balance	Weighted Average Interest Rate Floor
0.50% or less	$1,462,327	$1,414,884	0.16%
0.51% to 1.00%	224,535	220,451	0.82
1.01% to 1.50%	157,500	157,500	1.50
1.51% to 2.00%	—	—	—
2.01% to 2.50%	233,160	206,080	2.37
2.51% to 3.00%	647,682	638,569	2.95
3.01% to 3.50%	486,108	462,410	3.41
3.51% or greater	174,800	164,160	3.83
Total	$3,386,112	$3,264,054	1.60%
_________________________________
(1)Excludes capitalized interest of $0.2 million.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of September 30, 2024, we owned four office properties and one multifamily property, each of which previously served as collateral for first mortgage loans. We did not acquire or sell any REO properties during the three and nine months ended September 30, 2024.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of September 30, 2024 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$48,452
Office	Manhattan, NY	December 2023	38,451
Office	San Mateo, CA	December 2023	15,938
Office	Orange, CA	December 2023	18,147
Multifamily	Arlington Heights, IL	December 2023	67,468
			$188,456

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	September 30, 2024		December 31, 2023
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	1	62,690	2	99,000
3	43	2,980,791	47	3,160,928
4	4	215,812	4	216,848
5	—	—	—	—
Totals	48	$3,259,293	53	$3,476,776
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	September 30, 2024			December 31, 2023
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	29	$1,782,032	3.1	28	$1,732,023	3.0
Office	6	589,690	3.1	8	685,197	3.1
Hotel	6	333,311	2.8	7	373,980	2.8
Life Science	4	378,444	3.0	4	372,324	3.0
Mixed-Use	1	75,044	4.0	2	108,906	3.7
Industrial	1	33,869	3.0	2	99,197	3.0
Self Storage	1	66,903	3.0	1	66,818	3.0
Other	—	—	—	1	38,331	3.0
Totals	48	$3,259,293	3.0	53	$3,476,776	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of September 30, 2024, unchanged from December 31, 2023.
During the three months ended September 30, 2024, as part of our quarterly risk rating process, we did not upgrade or downgrade any of our loans. During the three months ended September 30, 2024, we received repayment in full of three loans with a total unpaid principal balance of $141.1 million and a weighted average risk rating of 2.6 as of June 30, 2024. Of the three new loan investments made during the three months ended September 30, 2024, two loans were assigned an initial risk rating of "3" and the third loan was assigned an initial risk rating of "2".
During the three months ended June 30, 2024, as part of our quarterly risk rating process, we did not upgrade or downgrade any of our loans. During the three months ended June 30, 2024, we received repayment in full of three loans with a total unpaid principal balance of $162.5 million and a weighted average risk rating of 3.0 as of March 31, 2024.

During the three months ended March 31, 2024, as part of our quarterly risk rating process, we downgraded one hotel loan from "2" to "3" due to a decrease in occupancy and we downgraded one multifamily loan from "3" to "4" due to a decrease in operating performance. During the three months ended March 31, 2024, we received repayment in full of five loans with a total unpaid principal balance of $211.3 million and a weighted average risk rating of 3.2 as of December 31, 2023. The five loan repayments were included within our hotel, other, and multifamily property categories. The hotel loan had a risk rating of "4", while the three multifamily loans and other loan each had a risk rating of "3" as of December 31, 2023. The three new loan investments made during the three months ended March 31, 2024 were assigned an initial risk rating of "3".
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and nine months ended September 30, 2024, we recorded a decrease of $0.3 million and $0.5 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $69.3 million at quarter-end. This decrease was primarily attributable to improved asset level performance and a decrease in the general reserve which includes macroeconomic assumptions that reflect ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the general level of interest rates and slope of the yield curve, the possibility of an economic recession, limited liquidity in the capital markets, structural shifts and regulatory changes in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2024
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$66,680	$3,264,054	$2,609	$122,254	$3,386,112	205	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$66,680	$3,264,054	$2,609	$122,254	$3,386,112	205	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	September 30, 2024	December 31, 2023
Collateralized loan obligations	$1,727,622	$1,919,790
Secured credit agreements	498,618	799,518
Asset-specific financing arrangements	204,332	274,158
Secured revolving credit facility	30,998	23,782
Mortgage loan payable	31,200	31,200
Total	$2,492,770	$3,048,448
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of September 30, 2024, non-mark-to-market financing sources accounted for 79.7% of our total loan portfolio borrowings. The remaining 20.3% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of September 30, 2024, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			September 30, 2024			December 31, 2023
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$261,122	$261,122	$—	$293,597	$293,597
Wells Fargo	Credit	25.0%	—	104,705	104,705	—	335,606	335,606
Barclays	Credit	25.0%	—	96,926	96,926	—	132,626	132,626
Morgan Stanley(1)	Credit	25.0%	—	—	—	—	1,824	1,824
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
			—	498,618	498,618	—	799,518	799,518
Secured revolving credit facility
Syndicate lenders	None	100.0%	30,998	—	30,998	23,782	—	23,782

Asset-specific financing
HSBC Facility	None	20.0%	153,843	—	153,843	82,143	—	82,143
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Institutional Lender 2	None	n.a	—	—	—	141,526	—	141,526
Customers Bank	None	n.a	21,379	—	21,379	21,379	—	21,379
			204,332	—	204,332	274,158	—	274,158
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	123,944	—	123,944	154,291	—	154,291
TRTX 2021-FL4	None	n.a	706,653	—	706,653	858,468	—	858,468
TRTX 2022-FL5	None	n.a	897,025	—	897,025	907,031	—	907,031
			1,727,622	—	1,727,622	1,919,790	—	1,919,790

Total indebtedness			$1,962,952	$498,618	$2,461,570	$2,217,730	$799,518	$3,017,248
Percentage of total indebtedness			79.7%	20.3%	100.0%	73.5%	26.5%	100.0%
________________________________
(1)On June 28, 2024, we terminated the financing arrangement prior to its July 3, 2024 maturity date.

Secured Credit Agreements
As of September 30, 2024, aggregate borrowings outstanding under our secured credit agreements totaled $0.5 billion. As of September 30, 2024, the overall weighted average interest rate was the benchmark interest rate plus 1.95% per annum and the overall weighted average advance rate was 77.3%. As of September 30, 2024, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.6 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of September 30, 2024 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$486,607	76.8%	$377,085	$261,122	$115,963	$122,915	2.23%	08/19/28
Wells Fargo	500,000	144,010	79.7	114,683	104,705	9,978	385,317	1.66	04/18/25
Barclays	500,000	127,827	77.2	96,926	96,926	—	403,074	1.60	08/13/26
Bank of America	200,000	50,648	75.0	37,986	35,865	2,121	162,014	1.75	06/06/26
Totals / weighted average	$1,700,000	$809,092	77.3%	$626,680	$498,618	$128,062	$1,073,320	1.95%
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
As of September 30, 2024, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.7% compared to 22.3% as of December 31, 2023.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2024, the weighted average unused fee was 20 and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of September 30, 2024, we pledged one loan investment with a collateral principal balance of $41.3 million and had outstanding Term SOFR-based borrowings of $31.0 million.
Asset-Specific Financing Arrangements
As of September 30, 2024, we had three separate asset-specific financing arrangements with three third-party lenders. On December 5, 2023, we closed a $90.6 million asset-specific financing facility (the "HSBC Facility"). During the third quarter of 2024, we increased the borrowings pursuant to the HSBC facility by $72.0 million to a total of $162.6 million, with the pledge of an additional loan. The HSBC Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 20% recourse to Holdco. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	September 30, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$162,564	$153,843	$153,168	2.0%	3.7	4	$212,943	$211,731	3.7
BMO Facility	1	200,000	29,110	29,005	2.0%	2.9	1	38,468	38,328	2.9
Customers Bank	1	23,250	21,379	21,196	2.5%	2.9	1	29,417	29,321	2.9
Total / weighted average		$385,814	$204,332	$203,369	2.1%	3.5 years		$280,828	$279,380	3.5 years
_______________________
(1)Net of $1.0 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of September 30, 2024, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $1.7 billion, financing $2.3 billion, or 70.5%, of our loans held for investment portfolio. As of September 30, 2024, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 70.2% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 2.00%, and have a weighted average advance rate of 78.0%. Each CRE CLO included a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs. The last of these reinvestment windows closed in February 2024.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	September 30, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$315,728	$208,436	3.69%	1.0
Financing provided	1	Term SOFR	123,944	123,944	2.45%	10.0
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	919,153	826,991	3.79%	2.2
Financing provided	1	Term SOFR	706,653	706,653	1.90%	13.4
TRTX 2022-FL5
Collateral loan investments	27	Term SOFR	1,064,993	1,044,741	3.70%	2.4
Financing provided	1	Term SOFR	897,025	895,734	2.02%	14.4
Total
Collateral loan and REO investments(3)	51	Term SOFR	$2,299,874	$2,080,168	3.73%	2.2 years
Financing provided(4)	3	Term SOFR	$1,727,622	$1,726,331	2.00%	13.7 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.7%, 28.2% and 32.6% of the aggregate unpaid principal balance of our loans held for investment portfolio as of September 30, 2024.
(4)During the three months ended September 30, 2024, we recognized interest expense of $33.5 million, which includes $0.7 million of deferred financing cost amortization. During the nine months ended September 30, 2024, we recognized interest expense of $105.4 million, which includes $3.5 million of deferred financing cost amortization.
During the nine months ended September 30, 2024, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 14 times, recycling $255.2 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period on February 9, 2024, we committed to contribute certain assets and completed the contribution process on April 12, 2024.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term and bears interest at a rate of 7.7%. As of September 30, 2024, the carrying value of the loan was $30.7 million.
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
As of September 30, 2024, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

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
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of September 30, 2024 and December 31, 2023, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of September 30, 2024, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 6.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 1.60% and the weighted average interest rate floor on the liabilities was 0.11% as of September 30, 2024. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of September 30, 2024 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,256,108
Floating rate mortgage loan liabilities(1)(2)	(2,461,570)
Total floating rate mortgage loan exposure, net	$794,538
__________________________________
(1)As of September 30, 2024, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	September 30, 2024			June 30, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,252,505	$77,855	9.6%	$3,312,129	$78,115	9.4%
Core interest-earning assets	$3,252,505	$77,855	9.6%	$3,312,129	$78,115	9.4%

Interest-bearing liabilities:
Collateralized loan obligations	$1,761,164	$33,493	7.6%	$1,858,346	$35,710	7.7%
Secured credit agreements	527,211	9,767	7.4%	601,208	10,815	7.2%
Secured revolving credit facility	77,294	1,796	9.3%	15,496	664	17.1%
Asset-specific financing arrangements	136,529	2,869	8.4%	132,632	2,751	8.3%
Mortgage loan payable	31,200	648	8.3%	31,200	648	8.3%
Total interest-bearing liabilities	$2,533,398	$48,573	7.7%	$2,638,882	$50,588	7.7%
Net interest income(3)		$29,282			$27,527

Other Interest-earning assets:
Cash equivalents	$232,793	$3,236	5.6%	$253,845	$2,963	4.7%
Accounts receivable from servicer/trustee	14,245	9	0.2%	27,976	569	8.1%
Total interest-earning assets	$3,499,543	$81,100	9.3%	$3,593,950	$81,647	9.1%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2024. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,329,247	$238,154	9.5%	$4,697,917	$278,488	7.9%
Core interest-earning assets	$3,329,247	$238,154	9.5%	$4,697,917	$278,488	7.9%

Interest-bearing liabilities:
Collateralized loan obligations	$1,835,507	$105,424	7.7%	$2,192,338	$115,143	7.0%
Secured credit agreements	630,605	34,566	7.3%	1,056,303	56,051	7.1%
Secured revolving credit facility	38,695	3,245	11.2%	68,722	4,340	8.4%
Asset-specific financing arrangements	145,889	9,383	8.6%	493,174	34,772	9.4%
Mortgage loan payable	31,200	1,924	8.2%	31,200	751	7.7%
Total interest-bearing liabilities	$2,681,896	$154,542	7.7%	$3,841,737	$211,057	7.4%
Net interest income(3)		$83,612			$67,431

Other Interest-earning assets:
Cash equivalents	$226,370	$8,421	5.0%	$246,336	$4,871	2.6%
Accounts receivable from servicer/trustee	76,602	3,220	5.6%	316,750	8,308	3.5%
Total interest-earning assets	$3,632,219	$249,795	9.2%	$5,261,003	$291,667	7.4%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2024. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended September 30, 2024 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024[2]	Variance
Interest income and interest expense
Interest income	$77,855	$78,115	$(260)
Interest expense	(48,573)	(50,588)	2,015
Net interest income	29,282	27,527	1,755
Other revenue
Other income, net	3,202	3,494	(292)
Revenue from real estate owned operations	7,661	8,281	(620)
Total other revenue	10,863	11,775	(912)
Other expenses
Professional fees	1,788	1,716	72
General and administrative	1,063	1,186	(123)
Stock compensation expense	1,141	1,688	(547)
Servicing and asset management fees	487	508	(21)
Management fee	5,107	5,044	63
Expenses from real estate owned operations	8,600	8,882	(282)
Total other expenses	18,186	19,024	(838)
Credit loss benefit, net	301	4,537	(4,236)
Income before income taxes	22,260	24,815	(2,555)
Income tax expense, net	(66)	(100)	34
Net income	$22,194	$24,715	$(2,521)
Preferred stock dividends and participating securities' share in earnings	(3,518)	(3,689)	171
Net income attributable to common stockholders - see Note 11	$18,676	$21,026	$(2,350)
Other comprehensive income
Net income	$22,194	$24,715	$(2,521)
Comprehensive net income	$22,194	$24,715	$(2,521)
Earnings per common share, basic(1)	$0.23	$0.26	$(0.03)
Earnings per common share, diluted(1)	$0.23	$0.26	$(0.03)
Dividends declared per common share	$0.24	$0.24	$—
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
(2)Additional information regarding our consolidated results of operations and financial performance for the three and six months ended June 30, 2024 can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on July 30, 2024.
Net Interest Income
Net interest income increased by $1.8 million to $29.3 million during the three months ended September 30, 2024 compared to $27.5 million for the three months ended June 30, 2024. The increase was primarily due to net repayments on our secured financing arrangements during the third quarter of $35.6 million and interest savings during the third quarter from repayments on our secured financing arrangement related to full loan repayments during the second quarter.

Other Revenue
Other revenue decreased $0.9 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, due primarily to a decrease in revenue from real estate owned operations of $0.6 million during the current period due to common area maintenance billings in the second quarter of 2024 and a decline in interest earned on lower cash balances of $0.3 million.
Other Expenses
Other expenses decreased $0.8 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily due to a decrease in stock compensation expense resulting from vesting of shares during the three months ended June 30, 2024.
Credit Loss Benefit (Expense)
Credit loss benefit decreased by $4.2 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024. This decrease was primarily attributable to a $0.3 million decrease in our allowance for credit losses during the three months ended September 30, 2024 due to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve compared to a $4.5 million decrease during the three months ended June 30, 2024. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended September 30, 2024 and June 30, 2024, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended September 30, 2024, we declared cash dividends of $0.24 per common share, or $19.7 million. During the three months ended June 30, 2024, we declared cash dividends of $0.24 per common share, or $19.8 million.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Nine Months Ended
	September 30, 2024	September 30, 2023	Variance
Interest income and interest expense
Interest income	$238,154	$278,488	$(40,334)
Interest expense	(154,542)	(211,057)	56,515
Net interest income	83,612	67,431	16,181
Other revenue
Other income, net	11,598	13,918	(2,320)
Revenue from real estate owned operations	23,164	3,556	19,608
Total other revenue	34,762	17,474	17,288
Other expenses
Professional fees	4,479	4,159	320
General and administrative	3,235	2,875	360
Stock compensation expense	4,501	4,770	(269)
Servicing and asset management fees	1,466	801	665
Management fee	15,138	17,513	(2,375)
Expenses from real estate owned operations	25,828	4,946	20,882
Total other expenses	54,647	35,064	19,583
Credit loss benefit (expense), net	482	(172,658)	173,140
Income (loss) before income taxes	64,209	(122,817)	187,026
Income tax expense, net	(556)	(194)	(362)
Net income (loss)	$63,653	$(123,011)	$186,664
Preferred stock dividends and participating securities' share in earnings	(10,896)	(10,526)	(370)
Net income (loss) attributable to common stockholders - see Note 11	$52,757	$(133,537)	$186,294
Other comprehensive income (loss)
Net income (loss)	$63,653	$(123,011)	$186,664
Comprehensive net income (loss)	$63,653	$(123,011)	$186,664
Earnings (loss) per common share, basic(1)	$0.66	$(1.72)	$2.38
Earnings (loss) per common share, diluted(1)	$0.66	$(1.72)	$2.38
Dividends declared per common share	$0.72	$0.72	$—
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
Net Interest Income
Net interest income increased $16.2 million to $83.6 million during the nine months ended September 30, 2024 compared to $67.4 million for the nine months ended September 30, 2023. The increase was primarily due to net repayments on our secured financing arrangements during the nine months ended September 30, 2024 of $555.7 million and a decrease in the number of loans on non-accrual including those on cost-recovery, which totaled eight throughout the nine months ended September 30, 2023 compared to none during the comparable period. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.06% as of September 30, 2023 to 1.60% as of September 30, 2024.
Other Revenue
Other revenue increased $17.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to operating revenue from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023 and an additional three office properties and one multifamily property acquired during the fourth quarter of 2023.

Other Expenses
Other expenses increased $19.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in operating expenses from real estate owned of $20.9 million from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023, and an additional three office properties and one multifamily property acquired during the fourth quarter of 2023. This increase was offset by a decrease in management fees of $2.4 million for the nine months ended September 30, 2024 compared to the same period in 2023.
Credit Loss Benefit (Expense)
Credit loss expense decreased by $173.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a $0.5 million benefit to our allowance for credit losses during the nine months ended September 30, 2024 compared to a $172.7 million expense recognized during the comparable period. The credit loss expense decrease during the nine months ended September 30, 2024, was primarily due to a decrease of $1.8 million related to our net loan activity during the quarter, partially offset by an increase of $1.4 million related to macroeconomic assumptions employed in determining the general CECL reserve. During the nine months ended September 30, 2023, we recognized $150.6 million of realized losses from loan sales in addition to loan conversions to real estate owned. We increased our allowance for credit losses due to weakening credit indicators, rising interest rates, inflationary expectations, an uncertain macroeconomic outlook that informed a more conservative macroeconomic forecast used to estimate our potential future credit losses, weakening conditions in the capital markets and a decline in investment sales, and new loan investments offset by loan repayments in full. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the nine month periods ended September 30, 2024 and 2023, we declared and paid cash dividends of $9.4 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the nine months ended September 30, 2024, we declared cash dividends of $0.72 per common share, or $58.7 million. During the nine months ended September 30, 2023, we declared cash dividends of $0.72 per common share, or $56.9 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of September 30, 2024, we had outstanding 80.9 million shares of our common stock representing $0.9 billion of stockholders’ equity, and $2.5 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	September 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.02x	2.53x
Total leverage ratio(2)	2.02x	2.53x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$226,317	$206,376
Secured credit agreements	128,062	24,784
Secured revolving credit facility	—	—
Asset-specific financing arrangements	2,614	1,592
Collateralized loan obligation proceeds held at trustee	—	247,229
Total	$356,993	$479,981
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2024, loan repayments (including $1.2 million of accrued PIK interest) totaled $563.2 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $35.7 million that are eligible to pledge under our existing financing arrangements. We also hold five REO properties with an aggregate carrying value of $188.5 million. One of our REO properties is financed and the remaining four properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.5 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $122.3 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a $25.0 million share repurchase program that our Board of Directors approved on April 25, 2024.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$86,634	$56,903
Cash flows provided by investing activities	558,279	982,534
Cash flows (used in) provided by financing activities	(625,132)	(991,407)
Net change in cash, cash equivalents, and restricted cash	$19,781	$48,030
Operating Activities
During the nine months ended September 30, 2024 and 2023, cash flows provided by operating activities totaled $86.6 million and $56.9 million, respectively, primarily related to the change in accrued expenses and other assets during the period. Additionally, net income includes an increase in net interest income, partially offset by an increase in REO-related operating expenses.
Investing Activities
During the nine months ended September 30, 2024, cash flows provided by investing activities totaled $558.3 million primarily due to loan repayments of $777.0 million and proceeds of $92.8 million related to a loan sale during the fourth quarter of 2023, offset by new loan originations and acquisitions of $271.9 million, advances on loans of $36.2 million, and capital expenditures related to real estate owned of $3.4 million. During the nine months ended September 30, 2023 cash flows provided by investing activities totaled $982.5 million primarily due to loan repayments of $1,018.8 million and proceeds from the sale of loans held for investment of $218.7 million, offset by new loan originations and acquisitions of $146.7 million, advances on loans of $105.9 million, and capital expenditures related to real estate owned of $2.3 million.
Financing Activities
During the nine months ended September 30, 2024, cash flows used in financing activities totaled $625.1 million primarily due to repayments of CRE CLO liabilities of $192.2 million as a result of the repayment of underlying loans, payments on secured financing agreements of $446.7 million, payments on asset-specific financing arrangements of $141.5 million and payment of dividends on our common stock and Series C Preferred Stock of $67.6 million, offset by borrowings on our secured financing agreements of $153.0 million and borrowings on our asset-specific financing arrangements of $71.7 million. During the nine months ended September 30, 2023, cash flows used in financing activities totaled $991.4 million primarily due to repayments on CRE CLO liabilities of $481.6 million as a result of the repayment of underlying loans, payments on secured financing agreements of $569.5 million, payments on asset-specific financing arrangements of $361.1 million, and payment of dividends on our common stock and Series C Preferred Stock of $66.4 million, offset by borrowings on our secured financing agreements of $447.8 million, borrowings on our asset-specific financing arrangements of $10.1 million and proceeds from mortgage loan payable of $31.2 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2024 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$122,254	$62,801	$53,644	$5,809	$—
Collateralized loan obligations—principal(2)	1,727,622	154,342	1,236,938	336,342	—
Secured credit agreements—principal(3)	498,618	201,631	35,865	261,122	—
Secured revolving credit facility—principal(3)	30,998	30,998	—	—	—
Asset-specific financing arrangements—principal(4)	204,332	—	104,709	99,623	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	232,585	97,754	123,809	11,022	—
Secured credit agreements—interest(5)	86,183	30,423	39,122	16,638	—
Secured revolving credit facility—interest(3)	855	855	—	—	—
Asset-specific financing arrangements—interest(5)	50,122	14,301	25,423	10,398	—
Mortgage loan payable—interest	9,146	2,428	4,856	1,862	—
Total	$2,993,915	$595,533	$1,624,366	$774,016	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of September 30, 2024 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) the establishment of new asset-specific financing arrangements, including matched-term note-on-note facilities; (vi) term loans with private lenders; (vii) selling loans and REO to generate cash to repay our debt obligations; (viii) encumbering REO properties to generate cash; and/or (ix) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the nine months ended September 30, 2024, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On September 13, 2024, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.7 million in the aggregate, for the third quarter of 2024. The common stock dividend was paid on October 25, 2024 to the holders of record of our common stock as of September 27, 2024.
On September 6, 2024, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2024. The Series C Preferred Stock dividend was paid on September 30, 2024 to the preferred stockholders of record as of September 20, 2024.
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
For the nine months ended September 30, 2024 and 2023, common stock dividends in the amount of $58.7 million and $56.9 million, respectively, were declared and approved.
As of September 30, 2024 and December 31, 2023, common stock dividends of $19.7 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, sustained higher interest rates, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above. See Note 2 to the Consolidated Financial Statements in this Form 10-Q for further discussion of our methodologies.
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three and nine months ended September 30, 2024, we recognized a decrease of $0.3 million and $0.5 million, respectively, to our allowance for credit losses. The credit loss allowance was $69.3 million as of September 30, 2024.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2024 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	7/28/2022	$256.3	$252.9	$252.9	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.7%	3
2	Senior Loan(10)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	205.6	205.4	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$544 Sq ft	63.1%	3
4	Senior Loan(11)	9/18/2019	157.5	157.5	157.5	S + 4.1%	S + 4.4%	Floating	12/9/2024	New York, NY	Office	Moderate Transitional	$708 Sq ft	65.2%	3
5	Senior Loan	5/7/2021	113.0	113.0	113.0	S + 3.5%	S + 3.8%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$136,504 Unit	70.2%	3
6	Senior Loan	7/20/2021	111.5	111.5	111.5	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$123,898 Unit	71.3%	3
7	Senior Loan	6/14/2021	102.6	102.6	102.6	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$277 Sq ft	49.7%	3
8	Senior Loan	12/9/2021	96.0	93.0	92.9	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$213,808 Unit	78.1%	3
9	Senior Loan	7/3/2024	96.0	95.6	94.7	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
10	Senior Loan	11/21/2022	87.0	71.2	70.9	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
11	Senior Loan	2/2/2023	86.8	79.1	78.7	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
12	Senior Loan	12/20/2018	78.8	75.0	75.0	S + 4.1%	S + 4.4%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
13	Senior Loan	7/28/2022	72.0	72.0	72.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
14	Senior Loan(12)	9/1/2022	70.0	70.0	70.0	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
15	Senior Loan	9/30/2021	69.0	66.6	66.6	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
16	Senior Loan	7/26/2022	69.0	67.0	66.9	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$170 Sq ft	66.2%	3
17	Senior Loan	11/30/2021	65.6	62.9	62.9	S + 3.5%	S + 3.8%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
18	Senior Loan	4/20/2022	63.0	63.0	62.9	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
19	Senior Loan	9/13/2024	63.0	63.0	62.7	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
20	Senior Loan	4/11/2022	62.4	60.2	60.2	S + 3.4%	S + 3.7%	Floating	5/9/2027	San Antonio, TX	Multifamily	Bridge	$104,017 Unit	81.2%	4
21	Senior Loan	11/3/2023	62.0	50.3	50.1	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
22	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.9%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
23	Senior Loan	12/29/2021	60.6	56.0	55.9	S + 3.4%	S + 3.7%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
24	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
25	Senior Loan	12/17/2021	52.1	49.1	49.1	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
26	Senior Loan	10/27/2021	51.9	44.4	44.4	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$150 Sq ft	70.6%	3
27	Senior Loan	6/24/2022	51.6	50.6	50.6	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
28	Senior Loan	1/17/2024	51.3	45.5	45.1	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	3
29	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
30	Senior Loan	8/26/2021	51.0	46.4	46.3	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
31	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
32	Senior Loan	8/10/2022	46.2	38.5	38.3	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
33	Senior Loan	9/30/2021	45.9	45.9	45.9	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$136,488 Unit	64.1%	3
34	Senior Loan	12/21/2021	45.0	44.9	44.9	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
35	Senior Loan	8/28/2024	45.0	41.3	41.1	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
36	Senior Loan	7/28/2023	43.6	37.2	37.0	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
37	Senior Loan	1/14/2022	43.0	43.0	43.0	S + 3.7%	S + 4.0%	Floating	2/9/2027	Columbia, SC	Multifamily	Bridge	$162,879 Unit	79.8%	3
38	Senior Loan	3/30/2018	42.4	41.5	41.5	S + 3.8%	S + 4.0%	Floating	11/22/2024	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
39	Senior Loan	7/15/2021	39.0	39.0	39.0	S + 3.6%	S + 3.9%	Floating	8/9/2026	Chicago, IL	Multifamily	Bridge	$261,745 Unit	78.8%	4
40	Senior Loan	3/24/2023	37.0	34.1	33.9	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
41	Senior Loan	3/11/2019	34.0	34.0	34.0	S + 4.0%	S + 4.4%	Floating	8/9/2025	Miami Beach, FL	Hotel	Bridge	$257,576 Unit	59.3%	3
42	Senior Loan	3/28/2024	34.0	33.1	32.8	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
43	Senior Loan	6/9/2022	31.2	27.8	27.7	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
44	Senior Loan	8/23/2022	31.0	29.4	29.3	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
45	Senior Loan	1/19/2024	31.0	30.3	30.1	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
46	Senior Loan	5/14/2021	27.6	27.6	27.6	S + 3.3%	S + 3.6%	Floating	6/9/2026	Pensacola, FL	Multifamily	Moderate Transitional	$137,752 Unit	72.8%	3
47	Senior Loan	10/27/2021	24.6	24.1	24.1	S + 5.6%	S + 5.9%	Floating	11/9/2026	San Diego, CA	Life Science	Moderate Transitional	$814 Sq ft	75.8%	3
48	Senior Loan	6/29/2022	24.5	22.3	22.2	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$3,386.1	$3,264.1	$3,259.3	S +3.7%	S +4.0%		2.4 years					67.2%	3.0
Total / weighted average(8)			$3,386.1	$3,264.1	$3,259.3	S +3.7%	S +4.0%		2.4 years					67.2%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of September 30, 2024 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2024, based on unpaid principal balance, 16.6% of our loans were subject to yield maintenance or other prepayment restrictions and 83.4% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of September 30, 2024 for the loans, 99.7% of which are floating rate.
(9)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, both of which we own. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(10)Calculated as the ratio of unpaid principal balance as of September 30, 2024 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of sale date.
(11)This loan is comprised of a first mortgage loan of $75.5 million and a contiguous mezzanine loan of $82.0 million, both of which we own. Each loan carries the same interest rate.
(12)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(13)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2024, the weighted average interest rate floor for our loan portfolio was 1.60%. As of September 30, 2024, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2024, less than 6.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.11% as of September 30, 2024.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2024, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,256,108	Interest income	$8,140	$(8,140)	$16,281	$(16,281)	$24,421	$(24,421)
Floating rate mortgage loan liabilities	(2,461,570)	Interest expense	(6,154)	6,154	(12,308)	12,308	(18,462)	18,462
Total floating rate mortgage loan exposure, net	$794,538	Total change in net interest income	$1,986	$(1,986)	$3,973	$(3,973)	$5,959	$(5,959)
__________________________
(1)As of September 30, 2024, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. Generally, declining interest rates result in increasing prepayment speeds. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, which reduces the interest income earned on the assets, and accelerates the accretion into interest income of purchase discounts, which increases interest income. Increasing prepayment speeds may expose us to the risk that we cannot reinvest loan repayment proceeds promptly in suitable loan investments or other investments, which may cause investment income to decline.

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
Operating and Capital Market Risks
Liquidity Risk
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain investments, pay dividends to our stockholders and other general business needs. Our liquidity risk is principally associated with our financing of longer-maturity investments with shorter-term borrowings in the form of secured credit agreements. We are subject to “margin call” risk under our secured credit agreements. In the event that the value of our assets pledged as collateral decreases due to an other-than-temporary decline in the value of the collateral securing our pledged loan, margin calls relating to our secured credit agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our secured credit agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our secured credit agreements as they mature from time to time in the future. We maintain frequent dialogue with the lenders under our secured credit agreements regarding our management of their collateral assets.
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
Global macroeconomic conditions, including, without limitation, heightened inflation, changes to fiscal and monetary policy, sustained higher interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, currency fluctuations, and labor shortages, have contributed to increased volatility in public debt and equity markets, increased cost of funds and reduced availability of efficient debt capital, factors which caused us to moderate our investment activity in 2023 and throughout 2024, and may cause us to restrain our investment activity in the future.
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
The nature of our loans and other investments also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment, rigorous monitoring of the underlying collateral during the term of our investments, and active asset management to protect our security interest in our collateral.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about common stock purchases by or on behalf of us pursuant to the share repurchase program during the three months ended September 30, 2024:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of share purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the program
July 1, 2024	July 31, 2024	—	$—	—	$—	$25,000,000
August 1, 2024	August 31, 2024	4,603	7.98	4,603	36,833	24,963,167
September 1, 2024	September 30, 2024	—	—	4,603	—	24,963,167
Total/Average		4,603	$7.98		$36,833
________________________________
(1)On April 30, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company repurchased 4,603 shares of common stock, at a weighted average price of $7.98 per share, for total consideration (including commissions and related fees) of $0.04 million during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had $24.96 million of remaining capacity under its share repurchase program.
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

Date: October 29, 2024	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)