Form 10-K
period 2024-12-31
TPG RE Finance Trust, Inc.
filed 2025-02-18
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $632.6 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.
As of February 14, 2025, there were 81,003,693 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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
•fluctuations in interest rates and credit spreads have reduced and in the future could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and could materially impair our ability to pay distributions to our stockholders;
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
•we have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition;
•as an owner of real estate through foreclosure or otherwise, we are subject to risks inherent in the ownership and operation of real estate and development of real estate;
•adverse legislative or regulatory developments, including with respect to tax laws, securities laws and the laws governing financing and lending institutions;
•acts of God such as hurricanes, floods, earthquakes, droughts, wildfires, mudslides, volcanic eruptions, and other natural disasters, acts of war and/or terrorism, or other hostilities and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;
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
•reduced demand for office space, including as a result of fully remote and/or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
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
Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $246 billion in assets under management as of December 31, 2024. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG’s real estate equity group and TPG’s executive committee.
TPG Real Estate, TPG’s real estate platform, includes TPG’s real estate equity and debt investment vehicles, (including us, TPG's public real estate debt investment platform). Collectively, TPG Real Estate managed more than $17.6 billion in real estate and real estate-related assets as of December 31, 2024. In the fourth quarter of 2023, TPG Real Estate held an initial closing of TPG Real Estate Credit Opportunities, and two associated funds-of-one. Throughout 2024, TPG Real Estate held additional closings of TPG Real Estate Credit Opportunities, and in the fourth quarter of 2024 closed an additional associated fund-of-one (collectively, the foregoing referenced vehicles, the "TRECO Funds"). The TRECO Funds are private credit vehicles, with investment mandates focused on opportunistic real estate credit investing. TPG Real Estate’s teams work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and have 19 and 45 employees, respectively, between TPG’s real estate debt investment platform and TPG’s real estate equity platform.
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
•As-is loan-to value (“LTV”) of less than 75% with respect to individual properties;
•Floating rate loans tied to the one-month U.S. dollar-denominated Secured Overnight Financing Rate (“Term SOFR”) and credit spreads of 300 to 600 basis points over the benchmark interest rate;
•Secured by properties that are: (1) primarily in the multifamily/housing, life science, mixed-use, hospitality, self storage, and industrial real estate sectors; (2) expected to reach stabilization within 36 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals, such as growth in employment and household formation, medical infrastructure, universities and attractive cultural and lifestyle amenities; and
•Well-capitalized sponsors with experience in particular real estate sectors and geographic markets.
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
Investment Portfolio
Our interest-earning assets are comprised substantially of a portfolio of floating rate, first mortgage loans and contiguous mezzanine loans. As of December 31, 2024, our balance sheet loan portfolio consisted of 45 loans held for investment totaling $3.4 billion of commitments and an unpaid principal balance of $3.3 billion, with a weighted average credit spread of 3.7%.
As of December 31, 2024, our balance sheet loan portfolio had a weighted average all-in yield of 8.3% and a weighted average term to extended maturity (assuming all extension options are exercised by our borrowers) of 2.4 years. As of December 31, 2024, 99.7% of our loan commitments were floating rate, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of December 31, 2024, our balance sheet loan portfolio had a weighted average LTV of 66.1% and, subject to the satisfaction of certain borrower milestones, $127.9 million of unfunded loan commitments.
We may hold real estate owned (“REO”) as a result of taking title to a loan's collateral. As of December 31, 2024, we owned four office properties and four multifamily properties with an aggregate carrying value of $275.8 million.

Loan Portfolio
The following table details overall statistics for our loans held for investment portfolio as of December 31, 2024 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans	45	45
Floating rate loans	99.7%	99.7%
Total loan commitment(1)	$3,412,016	$3,412,016
Unpaid principal balance(2)	$3,284,510	$3,284,510
Unfunded loan commitments(3)	$127,866	$127,866
Amortized cost	$3,278,588	$3,278,588
Weighted average credit spread(4)	3.7%	3.7%
Weighted average all-in yield(4)	8.3%	8.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4
Weighted average LTV(6)	66.1%	66.1%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2024. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.
(2)Unpaid principal balance includes PIK interest of $0.4 million related to one loan as of December 31, 2024.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2024, all of our loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by our borrowers; provided, however, that our loans may be repaid prior to such date. As of December 31, 2024, based on the unpaid principal balance of our total loan exposure, 22.1% of our loans were subject to yield maintenance or other prepayment restrictions and 77.9% were open to repayment by the borrower without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2024, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
Our loans held for investment are classified as Bridge, Light Transitional, Moderate Transitional and Construction loans and are secured by a diverse portfolio of properties located in primary and select secondary markets in the U.S. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loan investments are classified based on the percentage of total loan commitment represented by deferred fundings. Bridge loans involve deferred fundings of less than 10%, while Light and Moderate Transitional loans involve deferred fundings of 10% to 20%, and over 20%, respectively. Construction loans involve ground-up construction where deferred fundings often represent the majority of the loan commitment amount. Deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both. As of December 31, 2024, we held no Construction loans.

The following charts present, by total loan commitment, the property types securing our balance sheet loans held for investment portfolio and their geographic distribution within the U.S., as of December 31, 2024:
The following charts present, by total loan commitment, our loans held for investment portfolio by year of origination and loan category, as of December 31, 2024:

As of December 31, 2024, we had no loans on non-accrual status. As of December 31, 2024, our allowance for credit losses for loans held for investment was $64.0 million, or 187 basis points of total loan commitments, including an allowance for credit losses on unfunded loan commitments, compared to $69.8 million, or 190 basis points of total loan commitments, as of December 31, 2023, a decrease of $5.8 million from the prior year.

The following table details our total loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”), as of December 31, 2024 (dollars in thousands).

MSA(1)	MSA rank(1)	Number of loans	Loan commitment	Unpaid principal balance
New York City	1	4	$555,623	$555,624
San Francisco	11	2	317,573	308,130
Phoenix	12	3	173,600	166,099
Los Angeles	2	2	172,732	168,284
Dallas	4	3	170,160	144,145
Miami	8	3	169,375	161,372
San Antonio	24	3	120,460	117,448
Baltimore	21	1	113,025	113,025
Tampa	18	1	69,000	66,647
St. Louis	20	1	65,600	63,546
San Diego	17	1	51,000	46,425
Denver	19	1	31,000	30,309
Other		20	1,402,868	1,343,456
Total		45	$3,412,016	$3,284,510
_________________________________
(1)Based on rankings of MSAs according to the United States Census Bureau.
Real Estate Owned
As of December 31, 2024, we owned four office properties and four multifamily properties with an aggregate carrying value of $275.8 million.
For additional information regarding our investment portfolio as of December 31, 2024, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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
We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk. We seek to accomplish this primarily by selecting borrowing arrangements (i) where benchmark interest rate mirrors the benchmark rates of our loan investments, (ii) where maturities equal or exceed the expected maturities of our loan investments, and (iii) that do not involve mark-to-market structural features. This may be accomplished in certain instances using derivatives, although no such derivatives are currently used by us. Under certain circumstances, we may determine not to match-fund or match-index our investments, or we may otherwise be unable to do so.
Certain of our borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. As of December 31, 2024, 77.0% of our loan investment portfolio financing arrangements contained no mark-to-market provisions.
The following table details the principal balance amounts outstanding for our loan portfolio financing arrangements as of December 31, 2024 (dollars in thousands):

	Total indebtedness	Non-mark-to-market	Mark-to-market
Collateralized loan obligations	$1,682,288	$1,682,288	$—
Secured credit agreements	585,042	—	585,042
Secured revolving credit facility	86,625	86,625	—
Asset-specific financing	186,500	186,500	—
Total indebtedness(1)	$2,540,455	$1,955,413	$585,042
Percent of total indebtedness		77.0%	23.0%
_________________________________
(1)Excludes deferred financing costs of $2.3 million as of December 31, 2024.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets and liabilities using the same benchmark index, which is one-month Term SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2024, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $0.7 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and less than 5.6% of our liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 1.84% and the weighted average interest rate floor on the liabilities was 0.10% as of December 31, 2024. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table illustrates the quarterly impact to our net interest income of an immediate increase or decrease of 50 and 100 basis points in the Term SOFR benchmark rates underlying our existing floating rate loans held for investment portfolio and related liabilities as of December 31, 2024 (dollars in thousands):

Portfolio Net Interest Income Sensitivity ($ Impact per Share per Quarter)
Index Rate at December 31, 2024
Term SOFR: 4.33%
0.03
0.02
0.01
0.00
(0.01)
(0.02)
(0.03)
($0.02)
($0.01)
$0.00
$0.01
$0.02
- 1.00%
- 0.50%
0.00%
+ 0.50%
+ 1.00%
Change in Index Rate

Due to the floating rate and short-term nature of our loan investment portfolio, we have elected not to employ interest rate derivatives (e.g., interest rate swaps, caps, floors, collars or swaptions) to limit our exposure to increasing or declining interest rates, but we may do so in the future.

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
Competition
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private credit funds, private equity and hedge funds, governmental bodies and other entities and may compete with other TPG Funds (such as the TRECO Funds). Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.
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
Environmental, Social, and Governance
Because we are externally managed by our Manager, an affiliate of TPG, many of the Environmental, Social, and Governance (“ESG”) initiatives undertaken by them impact or apply to us. We risk damage to our reputation if we, affiliates of our Manager, or TPG fail to act responsibly in areas such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and incorporating ESG factors in our investment processes. We strive to maintain an environment that fosters integrity, professionalism, and candor when conducting our day-to-day operations, during our investment decision making process, and while implementing and maintaining our ESG initiatives.

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
We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Deterioration of real estate fundamentals generally, and in the United States in particular, has negatively impacted our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and made it relatively more difficult for us to generate attractive risk-adjusted returns. Real estate investments are subject to various risks, including:
•economic and market fluctuations;
•political instability or changes, terrorism and acts of war or other hostilities;
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
•natural disasters and outbreaks of pandemic or other severe public health events;
•changes in government regulations (such as rent control, regulation of investments in multifamily/housing properties or regulation of greenhouse gas emissions);
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

Recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. We cannot predict the degree to which economic conditions generally, and the conditions for commercial real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on us.
Commercial real estate debt instruments that are secured or otherwise supported, directly or indirectly, by commercial property are subject to delinquency, foreclosure and loss, which could materially and adversely affect us.
Commercial real estate debt instruments, such as mortgage loans, that are secured or, in the case of certain assets (including participation interests, mezzanine loans and preferred equity), supported by commercial properties, are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay the principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to pay the principal of and interest on the loan in a timely manner, or at all, may be impaired and therefore could reduce our return from an affected property or investment, which could materially and adversely affect us. Net operating income of an income-producing property may be adversely affected by the risks particular to commercial real property described above, as well as, among other things:
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
•responses of businesses, governments and individuals to pandemics or other severe public health events;
•labor shortages and increases in the minimum wage and other forms of employee compensation and benefits;
•higher rates of inflation;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes to tax laws and rates to which real estate lenders and investors are subject; and
•government regulations.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan. In the event of the bankruptcy of a borrower of a loan, or a tenant or an operator of a property, the loan to such borrower or the loan secured by such property will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on any anticipated return on the foreclosed mortgage loan.

We originate and acquire transitional loans, which involves greater risk of loss than stabilized commercial mortgage loans.
We originate and acquire transitional loans secured by first lien mortgages on commercial real estate, and in some instances pledges of equity in the property holder. These loans provide interim financing to borrowers seeking short-term capital for the acquisition, lease up or repositioning of commercial real estate and generally have an initial maturity of three years or less. A borrower under a transitional loan has usually identified an asset that the borrower views as undervalued, having been under-managed and/or is located in a recovering market. If the borrower's assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to sufficiently improve the operating performance of the asset or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we will bear the risk that we may not recover some or all of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets. A portion of our loans are secured by office space and similar commercial real estate. This sector has recently been affected by certain macroeconomic factors, such as an increased prevalence of remote work.
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
The U.S. and global financial markets experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of real estate declined. During such periods, a significant number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. After the 2008 Global Financial Crisis, liquidity eventually returned to the market and property values recovered to levels that exceeded those observed prior to the Global Financial Crisis. However, declining real estate values due to changes in interest rates, economic conditions, or other factors, have in the past and could again in the future reduce the level of new mortgage and other real estate-related loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, terrorist attacks or other acts of war or other hostilities and adverse changes in national or international economic, market and political conditions or another health pandemic. Any future sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate and acquire loans, which would materially and adversely affect us.
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
Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment. Additionally, during the loan underwriting process, appraisals will generally be obtained by our Manager on the collateral underlying each prospective loan. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the loans. Any such losses could materially and adversely affect us.

Interest rate fluctuations have decreased and in the future could significantly decrease our ability to generate income on our investments, which could materially and adversely affect us.
Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt. Changes in interest rates have affected and may in the future affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us. Changes in the level of interest rates have affected and may in the future affect our ability to originate or acquire investments and have impaired and may in the future impair the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates have also affected and may in the future affect borrower default rates.
In an effort to combat rising inflation levels, the U.S. Federal Reserve steadily began increasing the target funds rate in the first quarter of 2022 and continued to do so in 2023. The target federal funds rate increased by 525 basis points between March 2022 and December 2023 and then subsequently decreased by 75 basis points between December 2023 and December 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower‐than‐expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the traditional office market, where more troubled assets are likely to emerge, as well as other properties with long‐term leases that do not provide for short‐term rent increases. Elevated interest rates have increased our interest expense, increased our borrowers’ interest payments, and, for certain borrowers, caused defaults and losses to us. Elevated interest rates have also adversely affected commercial real estate property values. Any future increases in the target federal funds rate would increase our interest expense, increase our borrowers’ interest payments, and, for certain borrowers, may cause defaults and possible losses to us. Such increases could also adversely affect commercial real estate property values.
Notwithstanding recent increases in interest rates, the U.S. Federal Reserve decreased interest rates in 2024 and had indicated that it may further decrease interest rates in 2025. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. Any such scenario could adversely affect our results of operations and financial condition.
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
Our business is currently focused on originating or acquiring primarily floating rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in comparable assets with lower yields than the assets that were prepaid. Conversely, in periods of rising interest rates, prepayment rates are likely to decrease and the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance a portion of our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Our loans often contain penalty provisions to borrowers that repay their loan prior to initial maturity. These deterrents to repayment include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due to us from the date of repayment through initial maturity, or a sooner date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid at any time, subject only to interest due through the next interest payment date. The absence of call protection provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively.
Our investments may be concentrated and could be subject to risk of default.
We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2024, 52.0% and 52.4% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by multifamily properties and 17.8% and 17.7% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us.
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
Our ability to manage our portfolio may be limited by the form in which our investments are made. In certain situations, we have in the past or may in the future:
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
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of our loans), the success of our investment strategy has depended, and will continue to depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we will have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructurings may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loans. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such loan, replacement “takeout” financing will not be available. Additionally, such loan modifications have resulted and may in the future result in our becoming the owner of the underlying real estate.
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
To the extent we acquire ownership of properties securing our loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly, as we have done and may do in the future, we are subject to risks particular to owning real property. Taking title to, owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The process of taking title to a property, including through foreclosure or deed-in-lieu of foreclosure, subjects us to the risk of incurring significant costs, including transaction costs such as legal fees and transfer taxes, and in the case of foreclosures, litigation costs. Once owned, the costs associated with operating and redeveloping the property, including any operating shortfalls, the costs of financings, and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
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
•responses of businesses, governments and individuals to pandemics or other severe public health events;
•labor shortages and increases in the minimum wage and other forms of employee compensation and benefits;
•higher rates of inflation;

•increases in the costs and/or reduced availability of property-related insurance coverage;
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
We have in the past and may in the future find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable discounted pay-off of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying or even preventing the foreclosure process and could potentially result in a reduction or discharge of a borrower’s debt. The expense of a foreclosure process may be exacerbated if we determine that it is necessary or desirable to make expenditures to protect the property during the foreclosure process.
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
A decline in the fair value of investments we may make in CRE debt securities may require us to recognize an other-than-temporary impairment (“OTTI”) against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition, and our results of operations.
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
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, droughts, floods, hurricanes, fires, terrorism or acts of war, or other hostilities, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war or other hostilities, also might result in insurance proceeds that are insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of or loss on our investment related to such property.
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
In the past few years, the costs of property insurance have increased significantly, and these increased costs have had an adverse effect on us. In addition, in some instances, property insurance may be unavailable altogether. Increased insurance costs or the unavailability of some insurance coverages altogether have adversely affected the ability of our borrowers to operate the properties securing our loans profitably, as well as our own ability to profitably operate and dispose of our real estate owned. Market conditions may also limit the scope of insurance or coverage available to our borrowers or us on economic terms. Any uninsured loss with respect to a property relating to one of our investments could result in the corresponding non-performance of or loss on our investment related to such property. See “—Risks Related to Our Lending and Investment Activities—Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.”
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
To the extent we acquire ownership of properties securing our loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly, as we have done and may do in the future, we may be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we acquire ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.
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
We also face business trend-related climate risks. Some investors take into account ESG factors, including climate risks, in determining whether to invest in companies or properties. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
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
As of December 31, 2024, we had $2.6 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit facilities, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We have issued and may also in the future issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of 11% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). On June 14, 2021, we issued $201.3 million in shares of 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and redeemed all of our outstanding shares of Series B Preferred Stock. As of December 31, 2024, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Barclays Bank PLC, and Bank of America N.A., with an aggregate maximum amount of approximately $1.7 billion available to finance our loan investments.
Subject to compliance with the leverage covenants contained in our secured credit agreements and other financing documents, we expect that the amount of leverage that we will incur in the future will take into account a variety of factors, which may include our Manager’s assessment of credit, liquidity, price volatility and other risks of our investments and the financing counterparties, the potential for losses and extension risk in our portfolio, availability of particular types of financing at the then-current rate and our cash needs. Given current market conditions, we expect that our overall leverage, measured as the ratio of debt to equity excluding cash on our consolidated balance sheets, will generally be less than 3.75:1 (as defined under our secured credit agreements), subject to compliance with our financial covenants under our secured credit agreements, and other contractual obligations, although we may employ more or less leverage on individual loan investments after consideration of the impact on expected risk and return of the specific situation, and future changes in value of underlying properties. To the extent we believe market conditions are favorable, we may revise our leverage policy in the future. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal and interest on our debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;
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
Our ability to fund our investments and refinance our existing indebtedness will be impacted by our ability to secure additional financing on favorable terms through various arrangements, including secured credit agreements, non-recourse CLO financing, mortgage loans, and asset-specific borrowings. Elevated interest rates have increased and could continue to increase the cost of debt financing for the transactions we pursue. In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan is not included on our consolidated balance sheets, and we refer to such senior loan interest as a “non-consolidated senior interest.” When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Over time, in addition to these types of financings, we may use other forms of leverage, including derivative instruments and public and private secured and unsecured debt issuances by us or our subsidiaries. Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:
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

In addition, inflation, rapid increases in interest rates, and other similar macroeconomic trends or factors can result in extreme volatility in the capital and credit markets, and economic disruptions have led and may in the future lead to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. There can be no assurance that we will be able to obtain or utilize any financing arrangements in the future on similar or more favorable terms, or at all. In addition, even if we are able to access the capital markets, significant balances may be held in cash or cash equivalents pending future investment as we may be unable to invest proceeds on the timeline anticipated.
Certain of our current financing arrangements contain, and certain of our future financing arrangements may contain, various financial and operational covenants, and a default of any such covenants could materially and adversely affect us.
Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants affecting our ability and, in certain cases, our subsidiaries’ ability, to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. For a description of certain of the covenants, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing.” There have been instances in the past where we were not in compliance with certain of these covenants. Although these instances of non-compliance have since been cured or waived, if we were to fail to meet or satisfy any of the covenants in our financing arrangements in the future and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured credit agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.
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
We generally seek to structure our leverage such that we minimize the differences between the term of our investments and the leverage we use to finance such an investment. However, under certain circumstances, we may determine not to do so or we may otherwise be unable to do so. Accordingly, the extended term of the financed loan or other investment may not correspond to the term to extended maturity of the financing for such loan or other investment. In the event that our leverage is for a shorter term than the financed loan or other investment, we may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed loan or other investment, we may not be able to repay such leverage or replace the financed loan or other investment with an optimal substitute or at all, which would negatively impact our desired leveraged returns.
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
Our success depends to a significant extent upon the ongoing efforts, experience, diligence, skill, and network of business contacts of our executive officers and the other key personnel of TPG provided to our Manager and its affiliates. These individuals evaluate, negotiate, execute and monitor our loans and other investments and financings and advise us regarding maintenance of our REIT status and exclusion or exemption from regulation under the Investment Company Act. Our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is significant competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.
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
Other than with respect to any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, neither our Manager nor any other TPG affiliate is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Manager has informed us that Robert Foley will continue to serve as our chief financial officer and that he will spend a substantial portion of his time on our affairs, key personnel provided to us by our Manager have in the past and may in the future become unavailable to us as a result of their departure from TPG or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business. Our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any TPG Funds they may manage, including the TRECO Funds, and such conflicts may not be resolved in our favor. Each of our executive officers is also an employee of TPG, who has now or may be expected to have significant responsibilities for TPG Funds managed by TPG now or in the future. For example, certain of the TPG personnel that provide services to us, including our executive officers, currently also provide services for the TRECO Funds and are expected to continue to provide services for the TRECO Funds for the foreseeable future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to cause us to make certain loans or other investments, including speculative investments, which increase the risk of our portfolio.
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

In addition, our Manager has the ability to earn incentive compensation each quarter based on our Core Earnings, as calculated in accordance with our Management Agreement, which may create an incentive for our Manager to cause us to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive compensation to which it is entitled. This could result in increased risk to our investment portfolio. If our interests and those of our Manager are not aligned, the execution of our business plan could be adversely affected, which could materially and adversely affect us.
We have in the past and in the future will likely compete with existing and future TPG Funds, including the TRECO Funds, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2024, three of our seven directors are employees of TPG. In addition, our chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:
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
•Investments in Different Levels or Classes of an Issuer’s Securities. We and the TPG Funds, including TRECO Funds, may make investments at different levels of an issuer’s or borrower’s capital structure (for example, an investment by a TPG Fund (such as a TRECO Fund) in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we invest at a different level or vice versa) or in a different tranche of debt or equity with respect to an entity in which we have an interest. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by TPG Funds (including TRECO Funds). Such investments may conflict with the interests of such TPG Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for TPG Funds (including TRECO Funds) that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, TPG will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the TPG Funds, such as where TPG may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a borrower (including following the vote of other third-party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. While TPG will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among us and the TPG Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any such conflicts will be resolved in our favor.
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
•Providing Debt Financings in connection with Acquisitions by Third Parties of Assets Owned by TPG Funds. We may provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity or borrower owned by one or more TPG Funds or their affiliates of assets and/or (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more TPG Funds or their affiliates relating to such portfolio entities and/or their underlying assets. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may also make investments and provide debt financing with respect to portfolio entities in which TPG Funds and/or their affiliates hold or propose to acquire an interest. While the terms and conditions of any such debt commitments and related arrangements will generally be on market terms, the involvement of us and/or such TPG Funds or their affiliates in such transactions may affect the terms of such transactions or arrangements and/or may otherwise influence our Manager’s decisions with respect to the management of us and/or TPG’s management of such TPG Funds and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.
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
•Service Providers. Certain of our service providers or their affiliates (including administrators, lenders, brokers, property managers, asset managers, attorneys, consultants and investment banking or commercial banking firms) also provide goods or services to, or have business, personal or other relationships with, TPG. Such service providers may be sources of investment opportunities, co-investors or commercial counterparties or portfolio companies of TPG Funds. Such relationships may influence our Manager in deciding whether to select such service providers. In certain circumstances, service providers or their affiliates may charge different rates or have different arrangements for services provided to TPG or TPG Funds as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by, or made with, us. In addition, in instances where multiple TPG businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by TPG rather than us.
For example, we have engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc. to provide a specified scope of asset management services related to our REO properties. For more information regarding this arrangement, see Note 10 to our consolidated financial statements included in this Form 10-K.
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
In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available or attractive to these more regulated institutions. However, proposals for legislation that would change how the financial services industry is regulated are continually being introduced in the U.S. Congress and in state legislatures. Federal financial regulatory agencies may adopt regulations and amendments intended to effect regulatory reforms including reforms to certain Dodd-Frank-related regulations. Moreover, following the U.S. Presidential election in November 2024, there are indications that the new administration will seek to deregulate the financial industry. Changes in the regulatory and business landscape as a result of the Dodd-Frank Act and as a result of other current or future legislation and regulation may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available or attractive to, or otherwise pursued by, them, which could have a material adverse impact on us. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”
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
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. We cannot predict the ultimate impact of the foregoing on us, our business and investments, or the real estate industry generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
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
We rely heavily on TPG’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which are continually evolving and may increase in sophistication and frequency in the future. Attacks on TPG and its affiliates and their portfolio companies’ and service providers’ systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage the TPG systems on which we rely, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, ransomware attacks, cyber extortion, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. TPG, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect TPG or us. For example, the information and technology systems of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, droughts, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and its and our potential investments. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our or TPG's reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on TPG or its affiliates.
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
In addition, we and TPG operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. The SEC recently adopted amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and TPG operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020. Virginia, Colorado, Utah and Connecticut have also enacted similar data privacy legislation. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
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
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us, our service providers or our borrowers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, our service providers and/or our borrowers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”

Finally, most of the personnel of TPG provided to our Manager are located in TPG’s New York City and Fort Worth offices, and we depend on continued access to these offices for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. TPG’s disaster recovery program may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to us by our Manager or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.
We depend on Situs Asset Management, LLC (“SitusAMC”) for asset management services and servicing of our loans. We may not find a suitable replacement for SitusAMC if either of our agreements with SitusAMC is terminated, or if key personnel cease to be employed by SitusAMC or otherwise become unavailable to us.
We are party to agreements with SitusAMC pursuant to which SitusAMC (i) provides us with dedicated asset management employees for performing asset management services pursuant to our proprietary guidelines and (ii) services our loans. Our ability to monitor the performance of our investments will depend to a significant extent upon the efforts, experience, diligence and skill of SitusAMC and its employees.
In addition, we can offer no assurance that SitusAMC will continue to be able to (i) provide us with dedicated asset management employees for performing asset management services for us or (ii) continue to service our loans. Any interruption or deterioration in the performance of SitusAMC or failures of SitusAMC’s information systems and technology could impair the quality of our operations and could affect our reputation and hence materially and adversely affect us. If either of our agreements with SitusAMC is terminated and no suitable replacement is found to manage our portfolio or service our loans, we may not be able to monitor the performance of our investments. Furthermore, we may incur certain costs in connection with a termination of either of our agreements with SitusAMC.

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

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, if any, as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution yield or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market price of our common stock.
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
We have also filed a registration statement on Form S-8 registering the issuance of an aggregate of 4,600,463 shares of our common stock issuable under the TPG RE Finance Trust, Inc. 2017 Equity Incentive Plan (the “Incentive Plan”). The issuance of these shares or any additional shares under any equity incentive plan of ours and the subsequent sale of such shares could cause the market price of our common stock to decline.
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
We have not established a minimum distribution payment level and we cannot assure stockholders of our ability to pay distributions in the future.
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
Geopolitical instability, including actual and potential shifts in U.S. and foreign trade, economic and other policies (including as a result of the 2024 U.S. presidential and congressional elections), rising trade tensions between the United States and China, the war between Russia and Ukraine, and the conflicts in the Middle East, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by inflation, supply chain challenges, labor shortages or interruptions, elevated interest rates, foreign currency exchange volatility, volatility in global capital markets and recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.
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
In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values have made and may continue to make it difficult for our borrowers to refinance our loans, which has resulted in losses on our loans as a result of default because the value of our collateral is insufficient to cover our loan amount.
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
Our business is subject to evolving corporate governance and public disclosure expectations, including with respect to ESG matters, that could expose us to numerous risks.
In recent years, advocacy groups, government agencies and the general public have raised concerns regarding ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.
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

These changing stakeholder expectations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations. If we or our borrowers fail or are perceived to fail to comply with or meet applicable stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to may not be consistent with each other. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Evolving investor-related sentiment to environmental, social, and/or governance issues could adversely affect our business.
So-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG, a leading global alternative asset manager with $246 billion in assets under management as of December 31, 2024. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. We, in conjunction with our Manager and TPG, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of our and TPG’s data and systems along with other material risks to firm operations.
These risk assessments inform TPG’s cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. TPG also has policies and controls in place designed to detect and respond to cybersecurity events, including an incident response plan, an incident response team with dedicated roles and responsibilities for assessing and responding to a cybersecurity event, system logging and ongoing monitoring, and periodic training exercises simulating cybersecurity events that are designed to raise awareness and test the TPG team’s response readiness capabilities.
The nature, scope and effectiveness of these controls are regularly reviewed through a series of internal and external processes. TPG's cybersecurity team performs both automated monitoring on a continuous basis and manual reviews of key controls. TPG also conducts annual assessments of TPG's cybersecurity program using industry standard cybersecurity frameworks, such as the NIST Cybersecurity Framework as benchmarks to perform TPG's evaluation. This does not imply that TPG fully meets any particular industry standards, specifications or requirements. In addition, independent reviews of TPG's cybersecurity control effectiveness are conducted by TPG's internal audit team on a periodic basis. TPG also engages external providers to conduct periodic external assessments, including penetration testing.
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
With respect to cybersecurity, the audit committee engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. Pursuant to our Cybersecurity Policy, our audit committee has appointed a dedicated member of the board of directors who is primarily responsible for our cybersecurity oversight (the "Board Cyber Lead"). TPG’s chief information security officer periodically briefs the audit committee and/or the Board Cyber Lead on TPG’s information security program and cybersecurity risks, and will brief the Board Cyber Lead or audit committee as needed in connection with any potentially material cybersecurity incidents affecting the Company. Periodic briefings of the Board Cyber Lead and/or audit committee by TPG’s chief information security officer typically include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on TPG’s information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an enterprise risk committee (“ERC”) to manage overall risk, including cybersecurity risks identified by TPG's cybersecurity team. The ERC includes representatives from relevant functions and is led by TPG’s chief executive officer. TPG has also established an operational risk committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of TPG’s risk management, control and governance processes is assigned to TPG’s chief information security officer, who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG’s cybersecurity team also regularly coordinates with other key stakeholders within TPG, including compliance, human resources, internal audit and legal.
TPG’s chief information security officer leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing TPG’s cybersecurity program. TPG’s chief information security officer previously held various leadership roles within the technology risk department of one of the world’s largest banking institutions over a 17-year period. He holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG’s cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG’s cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.

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
Cyber criminals do, however, target us, TPG and TPG’s employees and other third parties. Ongoing or future attacks such as these could have impacts on our or TPG’s operations. For additional information on these ongoing risks, please refer to “Part 1. Item 1A. Risk Factors— Operational risks, including the risks of cyberattacks, may disrupt our businesses, result in losses or limit our growth”.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Performance
Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 18, 2025, there were approximately 45 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from December 31, 2019 through December 31, 2024, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the FTSE NAREIT Mortgage REITs Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Issuer Purchases of Equity Securities
On April 30, 2024, we announced that our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $25.0 million of our common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans.
During the year ended December 31, 2024, we repurchased 4,603 shares of common stock, at a weighted average price of $7.98 per share, for total consideration (including commissions and related fees) of $0.04 million. We did not repurchase any shares of our common stock during the three months ended December 31, 2024. As of December 31, 2024, we had $24.96 million of remaining capacity under the share repurchase program.
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
This section discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
We continue to evaluate the effects of macroeconomic conditions, including, without limitation: a period of sustained high interest rates; inflation; structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe; geopolitical tensions; concerns of an economic recession in the near term; and changes to the way commercial tenants use real estate, specifically office buildings. Rising interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declines in commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and maintain high levels of liquidity during 2023 and continuing through 2024. From January 1, 2024 through December 31, 2024, we originated eight first mortgage transitional loans, with total commitments of $562.3 million, an initial unpaid principal balance of $532.0 million, and unfunded commitments at closing of $30.3 million.
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $246 billion in assets under management as of December 31, 2024. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-K.

Fourth Quarter 2024 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $6.9 million, compared to $18.7 million for the three months ended September 30, 2024, a decrease of $11.8 million.
•Produced Net interest income of $24.7 million, resulting from interest income of $69.0 million and interest expense of $44.3 million. Net interest income decreased $4.6 million compared to the three months ended September 30, 2024.
•Generated Distributable Earnings of $7.8 million, compared to $23.0 million for the three months ended September 30, 2024, a decrease of $15.2 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $5.3 million, for a total allowance for credit losses of $64.0 million, or 187 basis points of total loan commitments of $3.4 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended December 31, 2024.
Investment Portfolio Activity:
•Originated two first mortgage loans with a total loan commitment of $242.0 million, an aggregate initial unpaid principal balance of $225.2 million, unfunded loan commitment of $16.8 million, a weighted average interest rate of Term SOFR plus 3.33%, and a weighted average interest rate floor of 3.25%.
•Funded $4.7 million in future funding obligations associated with existing loans.
•Received three full loan repayments of $94.7 million and partial principal payments of $15.5 million related to four loans, for total loan repayments of $110.2 million.
•Acquired three multifamily properties, which served as collateral for two first mortgage loans, one of which involved a UCC foreclosure and the other a non-judicial foreclosure, with an aggregate carrying value at December 31, 2024 of $88.8 million and a fair value at foreclosure of $89.9 million.
Investment Portfolio Financing Activity:
•Extended the Wells Fargo secured credit agreement by three years to December 2027.
Full Year 2024 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $59.7 million, or $0.75 per diluted share, and Distributable Earnings of $76.5 million or $0.96 per diluted share.
•Produced Net interest income of $108.3 million, resulting from interest income of $307.1 million and interest expense of $198.9 million.
•Declared dividends of $78.7 million, or $0.96 per common share, representing a 11.3% annualized dividend yield based on the December 31, 2024 closing price of $8.50.
Investment Portfolio Activity:
•Originated eight first mortgage loans with total loan commitments of $562.3 million, an aggregate initial unpaid principal balance of $532.0 million, unfunded loan commitments of $30.3 million, a weighted average interest rate of Term SOFR plus 3.29%, and a weighted average interest rate floor of 3.28%.
•Funded $41.1 million in future funding obligations associated with existing loans.
•Received loan repayments, in whole and in part, of $673.4 million including accrued PIK interest.
Investment Portfolio Financing Activity:
•Increased non-recourse, non-mark-to-market asset specific financings by $72.0 million. Non-mark-to-market financing comprised 77.0% of total loan portfolio borrowings as of December 31, 2024.
•Utilized the reinvestment feature in TRTX 2022-FL5 14 times, recycling loan repayments of $255.2 million.

Liquidity:
•Maintained substantial near-term liquidity of $320.8 million, as of December 31, 2024, comprised of:
•$190.2 million of cash-on-hand, of which $175.2 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $128.1 million under secured credit agreements with three lenders, and $2.5 million under other financing arrangements.
We have financed our loan investments as of December 31, 2024 utilizing three CRE CLOs totaling $1.7 billion, $585.0 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, and $186.5 million under asset-specific financing arrangements with various lenders. As of December 31, 2024, 66.2% of our borrowings were pursuant to our CRE CLO vehicles, 26.4% were pursuant to our secured credit agreements and secured revolving credit facility and 7.4% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 77.0% of total loan portfolio borrowings as of December 31, 2024.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of December 31, 2024, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.94% (1.93% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.6 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended December 31, 2024, we recorded net income attributable to common stockholders of $0.09 per diluted common share, a decrease of $0.14 per diluted common share from the three months ended September 30, 2024, of which $0.06 per diluted common share, or $4.6 million, relates to an increase quarter over quarter in our credit loss expense, compared to $0.3 million benefit during the third quarter of 2024.
Distributable Earnings per diluted common share was $0.10 for three months ended December 31, 2024, a decrease of $0.18 per diluted common share from the three months ended September 30, 2024. The decrease in Distributable Earnings per diluted common share was primarily due to an increase in realized losses on loan write-offs and REO conversions of $0.12 per diluted common share during the fourth quarter of 2024.
For the three months ended December 31, 2024, we declared a cash dividend of $0.24 per common share which was paid on January 24, 2025.
Our book value per common share as of December 31, 2024 was $11.27, a decrease of $0.59 per common share from our book value per common share as of December 31, 2023 of $11.86, primarily due to an exercise of warrants (the "Warrants") during the six months ended June 30, 2024, which resulted in the issuance of 2,647,059 shares of our common stock, diluting our book value by $0.38 per common share. Additionally our book value per common share also decreased due to an increase in credit loss expense during the year ended December 31, 2024 of $4.1 million, or $0.05 per common share.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2024	September 30, 2024	2024	2023
Net income	$10,682	$22,194	$74,335	$(116,630)
Preferred stock dividends(1)	(3,148)	(3,148)	(12,592)	(12,592)
Participating securities' share in earnings	(625)	(370)	(2,077)	(1,683)
Net income attributable to common stockholders - see Note 11	$6,909	$18,676	$59,666	$(130,905)
Weighted average common shares outstanding, basic	80,931,861	80,925,851	79,801,990	77,575,788
Weighted average common shares outstanding, diluted - see Note 11	80,931,861	81,365,205	79,888,044	77,575,788
Earnings per common share, basic(2)	$0.09	$0.23	$0.75	$(1.69)
Earnings per common share, diluted(2)	$0.09	$0.23	$0.75	$(1.69)
Dividends declared per common share	$0.24	$0.24	$0.96	$0.96
____________________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
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
Distributable Earnings
Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss) attributable to our common stockholders, including realized gains and losses from loan write-offs, loan sales and other loan resolutions (including conversions to REO), regardless of whether such items are included in other comprehensive income or loss, or in GAAP net income (loss), and excluding (i) non-cash stock compensation expense, (ii) depreciation and amortization expense (which only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments), (iii) unrealized gains (losses) (including credit loss expense (benefit), net), and (iv) certain non-cash or income and expense items.

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
Distributable Earnings excludes the impact of our credit loss provision or reversals of our credit loss provision, but only to the extent that our credit loss provision exceeds any realized credit losses during the applicable reporting period. See Note 2 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our accounting policies and estimation of our allowance for credit losses.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2024	September 30, 2024	2024	2023
Net income attributable to common stockholders - see Note 11	$6,909	$18,676	$59,666	$(130,905)
Non-cash stock compensation expense	1,886	1,141	6,387	8,029
Depreciation and amortization	4,131	3,453	15,987	3,577
Credit loss expense (benefit), net	4,629	(301)	4,147	189,912
Distributable earnings before realized losses from loan sales and other loan resolutions	$17,555	$22,969	$86,187	$70,613
Realized loss on loan write-offs related to loan sales and REO conversions	(9,729)	—	(9,729)	$(334,727)
Distributable earnings (loss)	$7,826	$22,969	$76,458	$(264,114)
Weighted average common shares outstanding, basic	80,931,861	80,925,851	79,801,990	77,575,788
Weighted average common shares outstanding, diluted - see Note 11	80,931,861	81,365,205	79,888,044	77,575,788
Distributable earnings (loss) per common share, basic	$0.10	$0.28	$0.96	$(3.40)
Distributable earnings (loss) per common share, diluted	$0.10	$0.28	$0.96	$(3.40)

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	December 31, 2024	December 31, 2023
Total stockholders’ equity	$1,114,041	$1,124,785
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$912,666	$923,410
Number of common shares outstanding at period end	81,003,693	77,868,565
Book value per common share	$11.27	$11.86

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of December 31, 2024, our loans held for investment portfolio consisted of 45 first mortgage loans (or interests therein) totaling $3.4 billion of commitments with an unpaid principal balance of $3.3 billion. As of December 31, 2024, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of December 31, 2024, we had $127.9 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of December 31, 2024, we owned four office properties and four multifamily properties with an aggregate carrying value of $275.8 million. During the three months and year ended December 31, 2024, we acquired three multifamily properties.
During the three months ended December 31, 2024, we originated two mortgage loans with a total commitment of $242.0 million, an initial unpaid principal balance of $225.2 million, and unfunded commitments at closing of $16.8 million. Loan fundings included $4.7 million of deferred future fundings related to previously originated loans. We received proceeds from three loan repayments in full of $94.7 million, and principal amortization of $15.5 million across four loans, for total loan repayments of $110.2 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,	Year Ended,
	December 31, 2024	December 31, 2024
Loan originations and acquisitions — initial funding	$225,200	$531,997
Other loan fundings(1)	4,657	41,057
Loan repayments	(110,173)	(672,196)
Accrued PIK interest repayments	—	(1,172)
Realized loss on loan write-offs, loan sales, and REO conversions	(9,729)	(9,729)
Loan extinguishment upon conversion to REO(2)	(89,499)	(89,499)
Total loan activity, net	$20,456	$(199,542)
_______________________________
(1)Additional fundings made under existing loan commitments.
(2)For the three months and year ended December 31, 2024, includes extinguishment of two first mortgage loans with an aggregate unpaid principal balance of $99.2 million pursuant to loan conversions in November 2024 and December 2024 as a result of our acquisition of the underlying properties pursuant to judicial foreclosure or UCC foreclosure, as applicable.
For the three months ended December 31, 2024, we generated interest income of $69.0 million and incurred interest expense of $44.3 million, which resulted in net interest income of $24.7 million.

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2024 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	45	45
Floating rate loans	99.7%	99.7%
Total loan commitments	$3,412,016	$3,412,016
Unpaid principal balance(2)	$3,284,510	$3,284,510
Unfunded loan commitments(3)	$127,866	$127,866
Amortized cost	$3,278,588	$3,278,588
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	8.3%	8.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4
Weighted average LTV(6)	66.1%	66.1%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2024. As of December 31, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.4 million related to one loan as of December 31, 2024.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2024, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2024, based on the unpaid principal balance of our total loan exposure, 22.1% of our loans were subject to yield maintenance or other prepayment restrictions and 77.9% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of December 31, 2024 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$1,210,292	$1,176,269	0.17%
0.51% to 1.00%	224,535	220,962	0.82
1.01% to 1.50%	150,500	150,500	1.50
1.51% to 2.00%	—	—	—
2.01% to 2.50%	231,160	206,462	2.37
2.51% to 3.00%	698,112	682,043	2.95
3.01% to 3.50%	722,617	684,114	3.35
3.51% or greater	174,800	164,160	3.83
Total	$3,412,016	$3,284,510	1.84%
_________________________________
(1)Excludes capitalized interest of $0.4 million related to one loan.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of December 31, 2024, we owned four office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the three months and year ended December 31, 2024, we acquired three multifamily properties.
In November 2024, we acquired two multifamily properties in San Antonio, TX, which served as collateral for one first mortgage loan, pursuant to non-judicial foreclosure. During the fourth quarter of 2024, we recognized the properties as REO with a carrying value of $52.5 million.
In December 2024, we acquired a multifamily property in Chicago, IL through a UCC foreclosure. During the fourth quarter of 2024, we recognized the property as REO with a carrying value of $37.4 million.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of December 31, 2024 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$48,194
Office	Manhattan, NY	December 2023	38,571
Office	San Mateo, CA	December 2023	15,457
Office	Orange, CA	December 2023	17,664
Multifamily	Arlington Heights, IL	December 2023	67,132
Multifamily	San Antonio, TX	November 2024	26,698
Multifamily	San Antonio, TX	November 2024	24,719
Multifamily	Chicago, IL	December 2024	37,358
			$275,793

Asset Management
We actively manage the assets in our portfolio from closing to final repayment or resolution. We are party to agreements with Situs Asset Management, LLC (“SitusAMC”), one of the largest commercial mortgage loan servicers, pursuant to which SitusAMC (i) provides us with dedicated asset management employees to provide asset management services pursuant to our proprietary guidelines and (ii) services our loans. Following the closing of an investment, the dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate. We manage our REO using resources of TPG Real Estate and third party property managers all under the direct supervision of our Manager.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	December 31, 2024		December 31, 2023
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	1	62,716	2	99,000
3	42	3,098,671	47	3,160,928
4	2	117,201	4	216,848
5	—	—	—	—
Totals	45	$3,278,588	53	$3,476,776
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	December 31, 2024			December 31, 2023
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	26	$1,718,386	3.0	28	$1,732,023	3.0
Office	6	581,996	3.1	8	685,197	3.1
Life Science	3	354,402	3.0	4	372,324	3.0
Hotel	6	333,443	2.8	7	373,980	2.8
Industrial	2	148,103	3.0	2	99,197	3.0
Mixed-Use	1	75,327	4.0	2	108,906	3.7
Self Storage	1	66,931	3.0	1	66,818	3.0
Other	—	—	—	1	38,331	3.0
Totals	45	$3,278,588	3.0	53	$3,476,776	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of December 31, 2024, unchanged from December 31, 2023.
During the three months ended December 31, 2024, as part of our quarterly risk rating process, we assigned an initial risk rating of "3" to two newly-originated loans. We received repayment in full of three loans with a total unpaid principal balance of $94.7 million and a weighted average risk rating of 3.0 as of September 30, 2024. We converted to REO two multifamily loans, each with a risk rating of "4" as of September 30, 2024.
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
During the three months ended March 31, 2024, as part of our quarterly risk rating process, we downgraded one hotel loan from "2" to "3" due to a decrease in occupancy and we downgraded one multifamily loan from "3" to "4" due to a decline in operating performance. During the three months ended March 31, 2024, we received repayment in full of five loans with a total unpaid principal balance of $211.3 million and a weighted average risk rating of 3.2 as of December 31, 2023. The five loan repayments were included within our hotel, other, and multifamily property categories. The hotel loan had a risk rating of "4", while the three multifamily loans and other loan each had a risk rating of "3" as of December 31, 2023. The three new loan investments made during the three months ended March 31, 2024 were assigned an initial risk rating of "3".
Loan Modification Activity
Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon or additional loan fees. We work with our borrowers to address issues as they arise while seeking to preserve the positive credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures, or losses.
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2024, we recorded a decrease of $5.8 million in our allowance for credit losses resulting in an aggregate CECL reserve of $64.0 million at year-end. This decrease was primarily attributable to improved asset level performance, a reduction in the aggregate amount of our loan investment portfolio, and a decrease in the general reserve which includes macroeconomic assumptions that reflect ongoing concerns about growing geopolitical tensions, the potential impact of market volatility, the general level of interest rates and slope of the yield curve, the possibility of an economic recession, limited liquidity in the capital markets, structural shifts and regulatory changes in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2024
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$61,558	$3,284,510	$2,415	$127,866	$3,412,016	187	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$61,558	$3,284,510	$2,415	$127,866	$3,412,016	187	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	December 31, 2024	December 31, 2023
Collateralized loan obligations	$1,682,288	$1,919,790
Secured credit agreements	585,042	799,518
Asset-specific financing arrangements	186,500	274,158
Secured revolving credit facility	86,625	23,782
Mortgage loan payable	31,200	31,200
Total	$2,571,655	$3,048,448
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of December 31, 2024, non-mark-to-market financing sources accounted for 77.0% of our total loan portfolio borrowings. The remaining 23.0% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of December 31, 2024, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			December 31, 2024			December 31, 2023
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$261,121	$261,121	$—	$293,597	$293,597
Wells Fargo	Credit	25.0%	—	225,530	225,530	—	335,606	335,606
Barclays	Credit	25.0%	—	62,526	62,526	—	132,626	132,626
Morgan Stanley(1)	Credit	25.0%	—	—	—	—	1,824	1,824
Bank of America	Credit	25.0%	—	35,865	35,865	—	35,865	35,865
			—	585,042	585,042	—	799,518	799,518
Secured revolving credit facility
Syndicate lenders(2)	None	100.0%	86,625	—	86,625	23,782	—	23,782

Asset-specific financing
HSBC Facility	None	20.0%	136,011	—	136,011	82,143	—	82,143
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Institutional Lender 2	None	n.a	—	—	—	141,526	—	141,526
Customers Bank	None	n.a	21,379	—	21,379	21,379	—	21,379
			186,500	—	186,500	274,158	—	274,158
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	119,526	—	119,526	154,291	—	154,291
TRTX 2021-FL4	None	n.a	673,909	—	673,909	858,468	—	858,468
TRTX 2022-FL5	None	n.a	888,853	—	888,853	907,031	—	907,031
			1,682,288	—	1,682,288	1,919,790	—	1,919,790

Total indebtedness			$1,955,413	$585,042	$2,540,455	$2,217,730	$799,518	$3,017,248
Percentage of total indebtedness			77.0%	23.0%	100.0%	73.5%	26.5%	100.0%
________________________________
(1)On June 28, 2024, we terminated the financing arrangement prior to its July 3, 2024 maturity date.
(2)On February 13, 2025, we extended the secured revolving credit facility for three years through February 13, 2028.

Secured Credit Agreements
As of December 31, 2024, aggregate borrowings outstanding under our secured credit agreements totaled $0.6 billion. As of December 31, 2024, the overall weighted average interest rate was the benchmark interest rate plus 1.93% per annum and the overall weighted average advance rate was 77.6%. As of December 31, 2024, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 3.0 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of December 31, 2024 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$485,557	76.8%	$376,419	$261,121	$115,298	$123,581	2.23%	08/19/28
Wells Fargo	500,000	295,833	79.8	236,109	225,530	10,579	263,891	1.67	12/06/27
Barclays	500,000	84,827	75.7	62,526	62,526	—	437,474	1.65	08/13/26
Bank of America	200,000	50,824	75.0	38,118	35,865	2,253	161,882	1.75	06/06/26
Totals / weighted average	$1,700,000	$917,041	77.6%	$713,172	$585,042	$128,130	$986,828	1.93%
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
(5)Our ability to extend our secured credit agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion during the revolving period to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder. No new loan collateral may be pledged to the Goldman Sachs facility after August 19, 2026, on which date the facility automatically converts to a two-year term facility.
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
For transactions, we and the lender generally agree to a trade confirmation which sets forth, among other things, the asset purchase price, the maximum advance rate, the interest rate and the market value of the asset. For transactions under our secured credit agreements, the trade confirmation may also set forth any future funding obligations which are contemplated with respect to the specific transaction and/or the underlying loan asset and loan-specific margin maintenance provisions, described below.
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
As of December 31, 2024, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.4% compared to 22.3% as of December 31, 2023.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2024, the weighted average unused fee was 20 basis points. This facility is 100% recourse to Holdco. As of December 31, 2024, we pledged one loan investment with a collateral principal balance of $115.5 million and had outstanding Term SOFR-based borrowings of $86.6 million.
Asset-Specific Financing Arrangements
As of December 31, 2024, we had three separate asset-specific financing arrangements with three third-party lenders. On December 5, 2023, we closed a $90.6 million asset-specific financing facility (the "HSBC Facility"). During the third quarter of 2024, we increased the borrowings pursuant to the HSBC Facility by $72.0 million, with the pledge of an additional loan. The HSBC Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 20% recourse to Holdco. On November 17, 2022, we closed a $23.3 million asset-specific financing arrangement with Customers Bank. The arrangement provides non-mark-to-market matched term, non-recourse financing. On June 30, 2022, we closed a $200.0 million loan financing facility (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	December 31, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$144,114	$136,011	$135,451	2.0%	3.6	3	$188,995	$187,958	3.6
BMO Facility	1	200,000	29,110	29,046	2.0%	2.7	1	38,468	38,365	2.7
Customers Bank	1	23,250	21,379	21,244	2.5%	2.7	1	29,417	29,346	2.7
Total / weighted average		$367,364	$186,500	$185,741	2.1%	3.4 years		$256,880	$255,669	3.4 years
_______________________
(1)Net of $0.8 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of December 31, 2024, we had three collateralized loan obligations, TRTX 2022-FL5, TRTX 2021-FL4, and TRTX 2019-FL3, totaling $1.7 billion, financing $2.3 billion, or 68.6%, of our loans held for investment portfolio. As of December 31, 2024, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 66.2% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 2.02%, and have a weighted average advance rate of 77.6%. Each CRE CLO included a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs. The last of these reinvestment windows closed in February 2024.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	December 31, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$311,381	$203,427	3.68%	1.0
Financing provided	1	Term SOFR	119,526	119,526	2.46%	9.8
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	886,409	796,552	3.84%	2.0
Financing provided	1	Term SOFR	673,909	673,909	1.93%	13.2
TRTX 2022-FL5
Collateral loan investments	26	Term SOFR	1,056,822	1,033,775	3.70%	2.1
Financing provided	1	Term SOFR	888,853	888,225	2.02%	14.1
Total
Collateral loan and REO investments(3)	50	Term SOFR	$2,254,612	$2,033,754	3.75%	2.0 years
Financing provided(4)	3	Term SOFR	$1,682,288	$1,681,660	2.02%	13.4 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.5%, 27.0% and 32.2% of the aggregate unpaid principal balance of our loans held for investment portfolio as of December 31, 2024.
(4)During the three months ended December 31, 2024, we recognized interest expense of $29.9 million, which includes $0.7 million of deferred financing cost amortization. During the year ended December 31, 2024, we recognized interest expense of $135.4 million, which includes $4.2 million of deferred financing cost amortization.
During the year ended December 31, 2024, we utilized our eligible reinvestment feature related to TRTX 2022-FL5 14 times, recycling $255.2 million of principal repayments received. The reinvestment period for TRTX 2019-FL3 ended on October 11, 2021. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period on February 9, 2024, we committed to contribute certain assets and completed the contribution process on April 12, 2024.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of December 31, 2024, the carrying value of the loan was $30.7 million.
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
As of December 31, 2024, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

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
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of December 31, 2024 and December 31, 2023, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2024, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.7 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 5.6% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 1.84% and the weighted average interest rate floor on the liabilities was 0.10% as of December 31, 2024. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of December 31, 2024 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,276,400
Floating rate mortgage loan liabilities(1)(2)	(2,540,455)
Total floating rate mortgage loan exposure, net	$735,945
__________________________________
(1)As of December 31, 2024, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	December 31, 2024			September 30, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,210,646	$68,992	8.6%	$3,252,505	$77,855	9.6%
Core interest-earning assets	$3,210,646	$68,992	8.6%	$3,252,505	$77,855	9.6%

Interest-bearing liabilities:
Collateralized loan obligations	$1,699,613	$29,944	7.0%	$1,761,164	$33,493	7.6%
Secured credit agreements	527,955	9,010	6.8%	527,211	9,767	7.4%
Secured revolving credit facility	41,443	1,103	10.6%	77,294	1,796	9.3%
Asset-specific financing arrangements	193,866	3,607	7.4%	136,529	2,869	8.4%
Mortgage loan payable	31,200	648	8.3%	31,200	648	8.3%
Total interest-bearing liabilities	$2,494,077	$44,312	7.1%	$2,533,398	$48,573	7.7%
Net interest income(3)		$24,680			$29,282

Other Interest-earning assets:
Cash equivalents	$221,919	$2,457	4.4%	$232,793	$3,236	5.6%
Accounts receivable from servicer/trustee	3,109	9	1.1%	14,245	9	0.2%
Total interest-earning assets	$3,435,674	$71,458	8.3%	$3,499,543	$81,100	9.3%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2024. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Years Ended
	December 31, 2024			December 31, 2023
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,299,435	$307,146	9.3%	$4,491,580	$362,550	8.1%
Core interest-earning assets	$3,299,435	$307,146	9.3%	$4,491,580	$362,550	8.1%

Interest-bearing liabilities:
Collateralized loan obligations	$1,801,348	$135,368	7.5%	$2,133,013	$153,347	7.2%
Secured credit agreements	604,803	43,576	7.2%	1,056,303	74,876	7.1%
Secured revolving credit facility	39,385	4,348	11.0%	55,960	5,050	9.0%
Asset-specific financing arrangements	157,949	12,990	8.2%	417,687	39,189	9.4%
Mortgage loan payable	31,200	2,572	8.2%	31,200	1,400	7.7%
Total interest-bearing liabilities	$2,634,685	$198,854	7.5%	$3,694,163	$273,862	7.4%
Net interest income(3)		$108,292			$88,688

Other Interest-earning assets:
Cash equivalents	$225,251	$10,877	4.8%	$246,336	$7,788	3.2%
Accounts receivable from servicer/trustee	58,129	3,228	5.6%	316,750	11,344	3.6%
Total interest-earning assets	$3,582,815	$321,251	9.0%	$5,054,666	$381,682	7.6%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2024. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended December 31, 2024 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	December 31, 2024	September 30, 2024[2]	Variance
Interest income and interest expense
Interest income	$68,992	$77,855	$(8,863)
Interest expense	(44,312)	(48,573)	4,261
Net interest income	24,680	29,282	(4,602)
Other revenue
Other income, net	2,525	3,202	(677)
Revenue from real estate owned operations	7,536	7,661	(125)
Total other revenue	10,061	10,863	(802)
Other expenses
Professional fees	1,299	1,788	(489)
General and administrative	1,029	1,063	(34)
Stock compensation expense	1,886	1,141	745
Servicing and asset management fees	464	487	(23)
Management fee	5,111	5,107	4
Expenses from real estate owned operations	9,798	8,600	1,198
Total other expenses	19,587	18,186	1,401
Credit loss (expense) benefit, net	(4,629)	301	(4,930)
Income before income taxes	10,525	22,260	(11,735)
Income tax expense, net	157	(66)	223
Net income	$10,682	$22,194	$(11,512)
Preferred stock dividends and participating securities' share in earnings	(3,773)	(3,518)	(255)
Net income attributable to common stockholders - see Note 11	$6,909	$18,676	$(11,767)
Other comprehensive income
Net income	$10,682	$22,194	$(11,512)
Comprehensive net income	$10,682	$22,194	$(11,512)
Earnings per common share, basic(1)	$0.09	$0.23	$(0.14)
Earnings per common share, diluted(1)	$0.09	$0.23	$(0.14)
Dividends declared per common share	$0.24	$0.24	$—
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
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended September 30, 2024 can be found in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on October 29, 2024.
Net Interest Income
Net interest income decreased by $4.6 million to $24.7 million during the three months ended December 31, 2024 compared to $29.3 million for the three months ended September 30, 2024. The decrease was primarily due to full loan repayments and REO conversions during the fourth quarter.

Other Revenue
Other revenue decreased $0.8 million for the three months ended December 31, 2024 compared to the three months ended September 30, 2024, due primarily to a decrease in interest earned on cash balances as a result of decreased interest rates of $0.7 million.
Other Expenses
Other expenses increased $1.4 million for the three months ended December 31, 2024 compared to the three months ended September 30, 2024, primarily due to an increase in expenses from real estate owned operations of $1.2 million related to three real estate owned properties acquired during the fourth quarter of 2024 and an increase in stock compensation expense.
Credit Loss (Expense) Benefit
Credit loss expense increased by $4.9 million for the three months ended December 31, 2024 compared to the three months ended September 30, 2024. This increase was primarily attributable to a $4.6 million increase in our allowance for credit losses during the three months ended December 31, 2024 due to a realized loss on REO conversions of $9.7 million offset by a net decrease of $5.1 million from improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve compared to a $0.3 million decrease during the three months ended September 30, 2024. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended December 31, 2024 and September 30, 2024, we declared and paid a cash dividend of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended December 31, 2024, we declared cash dividends of $0.24 per common share, or $20.0 million. During the three months ended September 30, 2024, we declared cash dividends of $0.24 per common share, or $19.7 million.

Comparison of the Years Ended December 31, 2024 and December 31, 2023
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Years Ended
	December 31, 2024	December 31, 2023	Variance
Interest income and interest expense
Interest income	$307,146	$362,550	$(55,404)
Interest expense	(198,854)	(273,862)	75,008
Net interest income	108,292	88,688	19,604
Other revenue
Other income, net	14,123	19,875	(5,752)
Revenue from real estate owned operations	30,700	7,829	22,871
Total other revenue	44,823	27,704	17,119
Other expenses
Professional fees	5,778	6,695	(917)
General and administrative	4,264	3,845	419
Stock compensation expense	6,387	8,029	(1,642)
Servicing and asset management fees	1,930	1,352	578
Management fee	20,249	22,426	(2,177)
Expenses from real estate owned operations	35,626	7,532	28,094
Total other expenses	74,234	49,879	24,355
Gain on sale of real estate owned, net	—	7,028	(7,028)
Credit loss expense, net	(4,147)	(189,912)	185,765
Income (loss) before income taxes	74,734	(116,371)	191,105
Income tax expense, net	(399)	(259)	(140)
Net income (loss)	$74,335	$(116,630)	$190,965
Preferred stock dividends and participating securities' share in earnings	(14,669)	(14,275)	(394)
Net income (loss) attributable to common stockholders - see Note 11	$59,666	$(130,905)	$190,571
Other comprehensive income (loss)
Net income (loss)	$74,335	$(116,630)	$190,965
Comprehensive net income (loss)	$74,335	$(116,630)	$190,965
Earnings (loss) per common share, basic(1)	$0.75	$(1.69)	$2.44
Earnings (loss) per common share, diluted(1)	$0.75	$(1.69)	$2.44
Dividends declared per common share	$0.96	$0.96	$—
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
Net Interest Income
Net interest income increased $19.6 million to $108.3 million during the year ended December 31, 2024 compared to $88.7 million for the year ended December 31, 2023. The increase was primarily due to net repayments on our investment portfolio financing arrangements during the year ended December 31, 2024 of $476.8 million and a decrease in the number of loans on non-accrual including those on cost-recovery, which totaled ten throughout the year ended December 31, 2023 compared to none during the comparable period. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.09% as of December 31, 2023 to 1.84% as of December 31, 2024.
Other Revenue
Other revenue increased $17.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to operating revenue from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023, an additional three office properties and one multifamily property acquired during the fourth quarter of 2023, and three multifamily properties acquired during the fourth quarter of 2024.

Other Expenses
Other expenses increased $24.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in operating expenses from: real estate owned of $28.1 million from an office property acquired through a deed-in-lieu of foreclosure during the second quarter of 2023; an additional three office properties and one multifamily property acquired during the fourth quarter of 2023; and three multifamily properties acquired during the fourth quarter of 2024. This increase was offset by a decrease in management fees of $2.2 million for the year ended December 31, 2024 compared to the same period in 2023.
Gain on Sale of Real Estate Owned, net
We did not sell any REO during the year ended December 31, 2024. During the year ended December 31, 2023, we sold a multifamily REO property for net cash proceeds of $75.4 million and recognized a gain on sale of real estate owned, net of $7.0 million.
Credit Loss Expense
Credit loss expense decreased by $185.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a $4.1 million expense recognized during the year ended December 31, 2024 compared to a $189.9 million expense recognized during the comparable period. Credit loss expense during the year ended December 31, 2024, was primarily due to an increase of $9.7 million related to realized losses on REO conversions, partially offset by $5.6 million related to macroeconomic assumptions employed in determining the general CECL reserve. Credit loss expense during the year ended December 31, 2023, was primarily due to an increase of $79.6 million related to realized losses on loan resolutions, partially offset by a decline in the general CECL reserve of $62.6 million resulting from changes in macroeconomic conditions and investment activity during the year ended December 31, 2023. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the years ended December 31, 2024 and 2023, we declared and paid cash dividends of $12.6 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the year ended December 31, 2024, we declared cash dividends of $0.96 per common share, or $78.7 million. During the year ended December 31, 2023, we declared cash dividends of $0.96 per common share, or $76.0 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of December 31, 2024, we had outstanding 81.0 million shares of our common stock representing $0.9 billion of stockholders’ equity, and $2.6 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	December 31, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.14x	2.53x
Total leverage ratio(2)	2.14x	2.53x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$190,160	$206,376
Secured credit agreements	128,130	24,784
Secured revolving credit facility	—	—
Asset-specific financing arrangements	2,485	1,592
Collateralized loan obligation proceeds held at trustee	—	247,229
Total	$320,775	$479,981
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the year ended December 31, 2024, loan repayments (including $1.2 million of accrued PIK interest) totaled $673.4 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $33.4 million that are eligible to pledge under our existing financing arrangements. We also hold eight REO properties with an aggregate carrying value of $275.8 million. One of our REO properties is financed and the remaining seven properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.5 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $127.9 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a $25.0 million share repurchase program that our board of directors approved on April 25, 2024.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$112,131	$80,126
Cash flows provided by investing activities	440,510	1,095,385
Cash flows (used in) provided by financing activities	(569,176)	(1,222,808)
Net change in cash, cash equivalents, and restricted cash	$(16,535)	$(47,297)
Operating Activities
During the year ended December 31, 2024 and 2023, cash flows provided by operating activities totaled $112.1 million and $80.1 million, respectively, primarily related to the change in accrued expenses and other assets during the period. Additionally, net income includes an increase in net interest income, partially offset by an increase in REO-related operating expenses.
Investing Activities
During the year ended December 31, 2024, cash flows provided by investing activities totaled $440.5 million primarily due to loan repayments of $887.1 million, proceeds of $92.8 million related to a loan sale during the fourth quarter of 2023, and cash assumed from the conversion of loans held for investment to real estate owned of $1.6 million, partially offset by new loan originations and acquisitions of $495.0 million, advances on loans of $40.7 million, and capital expenditures related to real estate owned of $5.3 million. During the year ended December 31, 2023 cash flows provided by investing activities totaled $1.1 billion primarily due to loan repayments of $1.1 billion, proceeds from the sale of loans held for investment of $247.6 million, and proceeds from the sale of real estate owned of $75.4 million, partially offset by new loan originations and acquisitions of $194.7 million, advances on loans of $140.5 million, and capital expenditures related to real estate owned of $5.4 million.
Financing Activities
During the year ended December 31, 2024, cash flows used in financing activities totaled $569.2 million primarily due to repayments of CRE CLO liabilities of $237.5 million as a result of the repayment of underlying loans, payments on secured financing agreements of $594.4 million, payments on asset-specific financing arrangements of $159.4 million and payment of dividends on our common stock and Series C Preferred Stock of $90.4 million, offset by borrowings on our secured financing agreements of $442.7 million and borrowings on our asset-specific financing arrangements of $71.7 million. During the year ended December 31, 2023, cash flows used in financing activities totaled $1.2 billion primarily due to repayments on CRE CLO liabilities of $541.4 million as a result of the repayment of underlying loans, payments on secured financing agreements of $814.2 million, payments on asset-specific financing arrangements of $386.2 million, and payment of dividends on our common stock and Series C Preferred Stock of $88.4 million, offset by borrowings on our secured financing agreements of $484.8 million, borrowings on our asset-specific financing arrangements of $94.9 million and proceeds from mortgage loan payable of $31.2 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2024 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$127,866	$62,294	$46,685	$18,887	$—
Collateralized loan obligations—principal(2)	1,682,288	193,369	1,232,746	256,173	—
Secured credit agreements—principal(3)	585,042	62,526	261,395	261,121	—
Secured revolving credit facility—principal(3)	86,625	86,625	—	—	—
Asset-specific financing arrangements—principal(4)	186,500	—	86,877	99,623	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	187,582	90,690	90,666	6,226	—
Secured credit agreements—interest(5)	108,970	35,670	62,250	11,050	—
Secured revolving credit facility—interest(3)	808	808	—	—	—
Asset-specific financing arrangements—interest(5)	40,882	12,075	20,798	8,009	—
Mortgage loan payable—interest	8,535	2,428	4,856	1,251	—
Total	$3,046,298	$546,485	$1,806,273	$693,540	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of December 31, 2024 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the year ended December 31, 2024, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.
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
On December 13, 2024, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $20.0 million in the aggregate, for the fourth quarter of 2024. The common stock dividend was paid on January 24, 2025 to the holders of record of our common stock as of December 27, 2024.
On December 6, 2024, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2024. The Series C Preferred Stock dividend was paid on December 30, 2024 to the preferred stockholders of record as of December 20, 2024.
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
For the year ended December 31, 2024 and 2023, common stock dividends in the amount of $78.7 million and $76.0 million, respectively, were declared and approved.
As of December 31, 2024 and December 31, 2023, common stock dividends of $20.0 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
During 2024, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate, but such belief is based on judgments, estimates and assumptions. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager's judgments, estimates, and assumptions:
Allowance for Credit Losses
As discussed in Note 2, the allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for our existing portfolio of loans held for investment and is presented as a valuation reserve on our consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The allowance for credit losses includes a modeled component and an individually assessed component. We have elected to not measure an allowance for credit losses on accrued interest receivables related to all of our loans held for investment because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy.
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

Quarterly, we evaluate the risk of all loans and assign a risk rating based on a variety of factors, whereby no single factor on its own, whether quantitative or qualitative, is given more weight than others. The factors that we consider in connection with this evaluation are grouped as follows: (i) loan and credit structure, including the as-is LTV and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, property type, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively:
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
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the year ended December 31, 2024, we recognized a decrease of $5.8 million to our allowance for credit losses. The credit loss allowance was $64.0 million as of December 31, 2024. During the year ended December 31, 2024, we recognized $4.1 million of credit loss expense, net.

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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. REO is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO over the estimated remaining holding period is less than the carrying value of the REO. An impairment loss is recorded when the carrying value of the REO exceeds its fair value. Any impairment loss is included in the consolidated statements of income (loss) and comprehensive income (loss).
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of December 31, 2024 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	7/28/2022	$256.3	$253.1	$253.1	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.7%	3
2	Senior Loan(10)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	205.6	205.5	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$544 Sq ft	63.1%	3
4	Senior Loan(11)	9/18/2019	150.5	150.5	150.5	S + 4.1%	S + 4.4%	Floating	12/31/2025	New York, NY	Office	Moderate Transitional	$677 Sq ft	65.2%	3
5	Senior Loan	12/31/2024	129.0	115.5	114.2	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
6	Senior Loan	5/7/2021	113.0	113.0	113.0	S + 3.5%	S + 3.8%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$136,504 Unit	70.2%	3
7	Senior Loan	11/13/2024	113.0	109.7	108.9	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
8	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
9	Senior Loan	6/14/2021	102.6	102.6	102.6	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$277 Sq ft	49.7%	3
10	Senior Loan	7/3/2024	96.0	95.8	95.0	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
11	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
12	Senior Loan	11/21/2022	87.0	71.6	71.3	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
13	Senior Loan	2/2/2023	86.8	79.1	78.7	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
14	Senior Loan	12/20/2018	78.8	75.3	75.3	S + 4.1%	S + 4.4%	Floating	1/9/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
15	Senior Loan	7/28/2022	72.0	72.0	72.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
16	Senior Loan(12)	9/1/2022	70.0	70.0	70.0	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
17	Senior Loan	9/30/2021	69.0	66.6	66.6	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
18	Senior Loan	7/26/2022	67.0	67.0	66.9	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
19	Senior Loan	11/30/2021	65.6	63.5	63.5	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
20	Senior Loan	4/20/2022	63.0	63.0	62.9	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
21	Senior Loan	9/13/2024	63.0	63.0	62.7	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
22	Senior Loan	11/3/2023	62.0	52.2	52.0	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
23	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.6%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
24	Senior Loan	12/29/2021	60.6	56.0	56.0	S + 3.4%	S + 3.7%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$153,125 Unit	75.9%	3
25	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
26	Senior Loan	12/17/2021	52.1	49.3	49.3	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
27	Senior Loan	6/24/2022	51.6	50.8	50.8	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
28	Senior Loan	1/17/2024	51.3	45.9	45.5	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	3
29	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
30	Senior Loan	8/26/2021	51.0	46.4	46.3	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
31	Senior Loan	10/27/2021	50.4	42.9	42.9	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$145 Sq ft	70.6%	3
32	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
33	Senior Loan	8/10/2022	46.2	38.5	38.4	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
34	Senior Loan	12/21/2021	45.0	45.0	45.0	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
35	Senior Loan	8/28/2024	45.0	41.3	41.2	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
36	Senior Loan	9/30/2021	44.4	44.4	44.4	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$132,024 Unit	64.1%	3
37	Senior Loan	7/28/2023	43.6	37.2	37.0	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
38	Senior Loan	3/30/2018	42.4	41.9	41.9	S + 3.8%	S + 4.3%	Floating	6/22/2025	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
39	Senior Loan	3/24/2023	37.0	34.1	33.9	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
40	Senior Loan	3/11/2019	34.0	34.0	34.0	S + 4.0%	S + 4.4%	Floating	8/9/2025	Miami Beach, FL	Hotel	Bridge	$257,576 Unit	59.3%	3
41	Senior Loan	3/28/2024	34.0	33.1	32.8	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
42	Senior Loan	6/9/2022	31.2	27.8	27.8	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
43	Senior Loan	8/23/2022	31.0	29.4	29.3	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
44	Senior Loan	1/19/2024	31.0	30.3	30.1	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
45	Senior Loan	6/29/2022	24.5	22.3	22.3	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$3,412.0	$3,284.5	$3,278.6	S +3.7%	S +3.9%		2.4 years					66.1%	3.0
Total / weighted average(8)			$3,412.0	$3,284.5	$3,278.6	S +3.7%	S +3.9%		2.4 years					66.1%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of December 31, 2024 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2024, based on unpaid principal balance, 22.1% of our loans were subject to yield maintenance or other prepayment restrictions and 77.9% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of December 31, 2024 for the loans, 99.7% of which are floating rate.
(9)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, both of which we own. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(10)Calculated as the ratio of unpaid principal balance as of December 31, 2024 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of the sale date.
(11)This loan is comprised of a first mortgage loan of $72.2 million and a contiguous mezzanine loan of $78.3 million, both of which we own. Each loan carries the same interest rate.
(12)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(13)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of December 31, 2024, the weighted average interest rate floor for our loan portfolio was 1.84%. As of December 31, 2024, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of December 31, 2024, less than 5.6% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.10% as of December 31, 2024.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2024, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,276,400	Interest income	$8,191	$(8,191)	$16,382	$(16,297)	$24,573	$(24,171)
Floating rate mortgage loan liabilities	(2,540,455)	Interest expense	(6,351)	6,351	(12,702)	12,702	(19,053)	19,053
Total floating rate mortgage loan exposure, net	$735,945	Total change in net interest income	$1,840	$(1,840)	$3,680	$(3,595)	$5,520	$(5,118)
__________________________
(1)As of December 31, 2024, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
(2)Floating rate liabilities include secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations.
Credit Risk
Our loans are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager and the asset management team review our portfolio and maintain regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as the lender.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.3†
Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

10.4
Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

Exhibit Number	Description

10.5(a)
Indenture, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TRTX 2019-FL3 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.5(b)
Preferred Share Paying Agency Agreement, dated as of October 25, 2019, among TRTX 2019-FL3 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.5(c)
Collateral Interest Purchase Agreement, dated as of October 25, 2019, among TRTX Master CLO Loan Seller, LLC, TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.5(d)
Collateral Management Agreement, dated as of October 25, 2019, between TRTX 2019-FL3 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.5(e)
Servicing Agreement, dated as of October 25, 2019, by and among TRTX 2019-FL3 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Wells Fargo Bank, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on October 28, 2019)

10.6(a)†
Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.6(b)†
Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.6(c)†
Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2019)

10.6(d)†
Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 20, 2024)

10.6(e)†*	Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG Real Estate Finance Trust, Inc.

10.6(f)†*	Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc.

10.7(a)
Indenture, dated as of March 31, 2021, by and among TRTX 2021-FL4 Issuer, Ltd., TRTX 2021-FL4 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.7(b)
Preferred Share Paying Agency Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., Wells Fargo Bank, National Association and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

Exhibit Number	Description
10.7(c)
Collateral Interest Purchase Agreement, dated as of March 31, 2021, among TRTX 2021-FL4 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.7(d)
Collateral Management Agreement, dated as of March 31, 2021, between TRTX 2021-FL4 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 1, 2021)

10.7(e)
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

10.8(a)
Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.17(a) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.8(b)
Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K (File No. 001-35156) filed on February 23, 2022)

10.8(c)
Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.8(d)
Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.17(d) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.8(e)
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

19.1*	TPG RE Finance Trust, Inc. Insider Trading Policy

21.1*	Subsidiaries of TPG RE Finance Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Robert Foley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Robert Foley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 20, 2024)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2025	TPG RE Finance Trust, Inc.

	By:	/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 18, 2025
Avi Banyasz

/s/ Doug Bouquard	Chief Executive Officer	February 18, 2025
Doug Bouquard	(Principal Executive Officer)

/s/ Robert Foley	Chief Financial Officer	February 18, 2025
Robert Foley	(Principal Financial Officer and Accounting Officer)

/s/ Michael Gillmore	Director	February 18, 2025
Michael Gillmore

/s/ Julie Hong	Director	February 18, 2025
Julie Hong

/s/ Todd Schuster	Director	February 18, 2025
Todd Schuster

/s/ Wendy Silverstein	Director	February 18, 2025
Wendy Silverstein

/s/ Bradley Smith	Director	February 18, 2025
Bradley Smith

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
/s/ Deloitte & Touche LLP

Dallas, Texas
February 18, 2025
We have served as the Company’s auditor since 2016.

TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets(1)
Cash and cash equivalents	$190,160	$206,376
Restricted cash	323	642
Accounts receivable	10	40
Collateralized loan obligation proceeds held at trustee	—	247,229
Accounts receivable from servicer/trustee	369	66,468
Accrued interest and fees receivable	27,267	32,195
Loans held for investment	3,278,588	3,476,776
Allowance for credit losses	(61,558)	(67,092)
Loans held for investment, net (includes $1,014,852 and $1,070,629, respectively, pledged as collateral under secured financing agreements)	3,217,030	3,409,684
Real estate owned, net	256,404	174,057
Other assets	39,866	77,621
Total assets	$3,731,429	$4,214,312
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$6,655	$10,225
Accrued expenses and other liabilities(2)	15,077	14,587
Collateralized loan obligations, net	1,681,660	1,915,174
Secured financing agreements, net	670,727	820,824
Asset-specific financings, net	185,741	272,810
Mortgage loan payable, net	30,695	30,551
Payable to affiliates	5,111	4,913
Deferred revenue	1,744	1,281
Dividends payable	19,978	19,162
Total liabilities	2,617,388	3,089,527
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 81,003,693 and 77,868,565 shares issued and outstanding, respectively)	81	77
Additional paid-in-capital	1,731,174	1,724,967
Accumulated deficit	(617,222)	(600,267)
Total stockholders' equity	1,114,041	1,124,785
Total liabilities and stockholders' equity	$3,731,429	$4,214,312
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2024 include assets and liabilities of variable interest entities (“VIEs”) of $2.1 billion and $1.7 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2023 include assets and liabilities of VIEs of $2.6 billion and $1.9 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.4 million and $2.7 million of reserve for expected losses for unfunded loan commitments as of December 31, 2024 and December 31, 2023, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income and interest expense
Interest income	$307,146	$362,550	$302,860
Interest expense	(198,854)	(273,862)	(160,755)
Net interest income	108,292	88,688	142,105
Other revenue
Other income, net	14,123	19,875	2,849
Revenue from real estate owned operations	30,700	7,829	—
Total other revenue	44,823	27,704	2,849
Other expenses
Professional fees	5,778	6,695	4,735
General and administrative	4,264	3,845	4,399
Stock compensation expense	6,387	8,029	5,052
Servicing and asset management fees	1,930	1,352	1,975
Management fee	20,249	22,426	23,455
Incentive management fee	—	—	5,183
Expenses from real estate owned operations	35,626	7,532	—
Total other expenses	74,234	49,879	44,799
Gain on sale of real estate owned, net	—	7,028	13,291
Credit loss expense, net	(4,147)	(189,912)	(172,982)
Income (loss) before income taxes	74,734	(116,371)	(59,536)
Income tax expense, net	(399)	(259)	(530)
Net income (loss)	$74,335	$(116,630)	$(60,066)
Preferred stock dividends and participating securities' share in earnings	(14,669)	(14,275)	(13,578)
Net income (loss) attributable to common stockholders - see Note 11	$59,666	$(130,905)	$(73,644)
Earnings (loss) per common share, basic	$0.75	$(1.69)	$(0.95)
Earnings (loss) per common share, diluted	$0.75	$(1.69)	$(0.95)
Weighted average number of common shares outstanding
Basic:	79,801,990	77,575,788	77,296,524
Diluted:	79,888,044	77,575,788	77,296,524
Other comprehensive income (loss)
Net income (loss)	$74,335	$(116,630)	$(60,066)
Comprehensive net income (loss)	$74,335	$(116,630)	$(60,066)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	125	$—	8,050,000	$8	77,183,892	$77	$1,711,886	$(247,265)	$1,464,706
Issuance of common stock	—	—	—	—	226,390	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	5,052	—	5,052
Net (loss)	—	—	—	—	—	—	—	(60,066)	(60,066)
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(75,104)	(75,104)
Balance at December 31, 2022	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996
Issuance of common stock	—	—	—	—	458,283	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	8,029	—	8,029
Net (loss)	—	—	—	—	—	—	—	(116,630)	(116,630)
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(76,018)	(76,018)
Balance at December 31, 2023	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785
Issuance of common stock, net	—	—	—	—	3,139,731	4	(180)	—	(176)
Retired common stock	—	—	—	—	(4,603)	—	—	(37)	(37)
Amortization of stock compensation expense	—	—	—	—	—	—	6,387	—	6,387
Net income	—	—	—	—	—	—	—	74,335	74,335
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(78,661)	(78,661)
Balance at December 31, 2024	125	$—	8,050,000	$8	81,003,693	$81	$1,731,174	$(617,222)	$1,114,041
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$74,335	$(116,630)	$(60,066)
Adjustment to reconcile net income (loss) to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(6,075)	(11,955)	(11,085)
Amortization of deferred financing costs	7,989	13,354	15,007
Depreciation and amortization	15,987	3,577	—
Amortization of above and below-market leases	(255)	(524)	—
Accrued PIK interest	(360)	—	—
Collection of accrued PIK interest	1,172	542	1,314
Gain on sale of real estate owned, net	—	(7,028)	(13,291)
Stock compensation expense	6,387	8,029	5,052
Increase of allowance for credit losses, net (see Note 3)	4,147	189,912	172,982
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	71	626	(504)
Accrued interest and fees receivable	4,713	10,773	(16,542)
Accrued expenses and other liabilities	(3,197)	4,025	(143)
Accrued interest payable	(3,570)	(855)	8,357
Payable to affiliates	198	(1,071)	375
Deferred revenue	463	(178)	93
Other assets	10,126	(12,471)	(1,053)
Net cash provided by operating activities	112,131	80,126	100,496
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(494,995)	(194,706)	(1,519,406)
Advances on loans held for investment	(40,697)	(140,547)	(145,199)
Principal repayments of loans held for investment	887,145	1,112,919	1,062,381
Capital expenditures related to real estate owned	(5,324)	(5,364)	(5,060)
Cash assumed from conversion of loans held for investment to real estate owned	1,583	—	—
Sale of real estate owned	—	75,434	154,723
Sales of loans held for investment	92,798	247,649	—
Net cash provided by (used in) investing activities	440,510	1,095,385	(452,561)
Cash flows from financing activities:
Payments on collateralized loan obligations	(237,502)	(541,379)	(1,001,850)
Proceeds from collateralized loan obligations	—	—	907,031
Payments on secured financing agreements	(594,381)	(814,193)	(1,346,574)
Proceeds from secured financing agreements	442,748	484,828	1,333,028
Payments on asset-specific financing arrangements	(159,358)	(386,164)	(19,465)
Proceeds from asset-specific financing arrangements	71,700	94,947	584,841
Proceeds from mortgage loan payable	—	31,200	—
Payment of deferred financing costs	(1,732)	(3,629)	(18,788)
Payment of costs from warrant exercise and issuance of common stock	(177)	—	—
Payments to retire common stock	(37)	—	—
Dividends paid on common stock	(77,849)	(75,826)	(80,290)
Dividends paid on preferred stock	(12,588)	(12,592)	(12,592)
Net cash (used in) provided by financing activities	(569,176)	(1,222,808)	345,341
Net change in cash, cash equivalents, and restricted cash	(16,535)	(47,297)	(6,724)
Cash, cash equivalents and restricted cash at beginning of period	207,018	254,315	261,039
Cash, cash equivalents and restricted cash at end of period	$190,483	$207,018	$254,315

Supplemental disclosure of cash flow information:
Interest paid	$194,437	$263,710	$137,511
Taxes paid	$260	$371	$784
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$—	$247,229	$296,964
Dividends declared, not paid	$19,978	$19,162	$18,970
Sale and principal repayments of loans held for investment held by servicer/trustee, net	$—	$66,057	$162,203
Accrued interest receivable held by servicer/trustee, net	$—	$—	$1,444
Loan sale hold back (see Note 3)	$—	$30,027	$—
Conversion to real estate owned of loans held for investment - REO	$89,499	$241,868	$76,500
Conversion to real estate owned of loans held for investment - Other assets	$1,905	$31,576	$—
Conversion to real estate owned of loans held for investment - Other liabilities	$2,100	$4,311	$—
Accrued deferred financing costs	$—	$122	$608
Accrued capital expenditures related to real estate owned	$298	$315	$—
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the Company's accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
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
Segments
The Company operates its business in a single operating and reportable segment, which is consistent with how the Company’s Chief Executive Officer, who is its chief operating decision maker (“CODM”), assesses financial performance and allocates resources. The CODM uses consolidated Net income (loss) as one of the primary measures to assess financial performance and allocate resources. All expense categories on the Company’s consolidated statements of income (loss) are significant, and there are no other significant expenses that would require disclosure. There is no difference between segment assets and total consolidated assets.
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

Credit Losses
Allowance for Credit Losses for Loans Held for Investment
The Company accounts for its allowance for credit losses on loans held for investment using the Current Expected Credit Loss model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income (loss) and comprehensive income (loss). The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income (loss) and comprehensive income (loss) and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its loans held for investment because it writes off uncollectible accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.
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
The key inputs to the Company's estimation of its allowance for credit losses as of December 31, 2024 were impacted by continued dislocations in the capital markets, declines in property values, sustained higher interest rates, uncertain inflationary trends, a continued risk of recession, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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
Once the expected credit loss amount is determined, an allowance for credit losses is established. A loan will be written off through the allowance for credit losses when it is deemed non-recoverable or upon a realization event. This is generally at the time the loan is settled (including conversion to real estate owned), transferred or exchanged. Non-recoverability may also be concluded by the Company if, in its determination, it is nearly certain that all amounts due will not be collected. This loss is equal to the difference between the cash received, or expected to be received, and the carrying value of the asset. Factors considered by the Company in determining whether the expected credit loss is not recoverable include whether the Company determines that the loan is uncollectible, which means repayment is deemed to be delayed beyond a reasonable time, a loss becomes evident due to a borrower’s lack of assets and liquidity, or a borrower’s sponsor is unwilling or unable to support the loan.
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

Allowance for Credit Losses for Loans Held for Investment – Individually Assessed Approach
In instances where the Company concludes a loan repayment is entirely dependent on the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable, the Company individually assesses the allowance for credit loss for the underlying loan. The amount of expected credit loss is determined using broadly accepted and standard real estate valuation techniques (most commonly, a discounted cash flow model and real estate sales comparables). In instances where the Company determines foreclosure of the underlying collateral is probable, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral as of the measurement date. The fair value of the underlying collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than the operation) of the underlying collateral in instances where foreclosure is not probable.
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
Exit Fees Receivable
The Company's first mortgage loans may require the borrower to pay an exit fee upon repayment or maturity. For each loan that has an exit fee outstanding, the Company calculates an allowance for credit losses as of the reporting date. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets upon foreclosure. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss (expense) benefit in the consolidated statements of income (loss) and comprehensive income (loss).
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
In determining the fair value of the tangible assets of an acquired property, the Company considers the value of the property as if it were vacant. The Company allocates the purchase price to other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Revenue from real estate owned is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, the Company recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and included within Other assets on the consolidated balance sheet.
The Company records the amortization of above and below-market leases as an adjustment to Revenue from real estate owned operations on the consolidated statements of income (loss) and comprehensive income (loss).
As of December 31, 2024, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

Description	Depreciable Life
Building	Up to 48 years
Building improvements	Up to 12 years
Lease intangibles	Over lease term
Renovations and/or replacements that improve or extend the life of the REO are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. The Company capitalizes costs directly related to the pre-development, development or improvement of its REO, referred to as capital projects. Costs associated with the Company's capital projects are capitalized as incurred. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and utilities, if appropriate. The Company capitalizes indirect costs such as personnel, office, and administrative expenses that are directly related to development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to prepare the asset for its intended use. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed.
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. REO is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO over the estimated remaining holding period is less than the carrying value of the REO. An impairment loss is recorded when the carrying value of the REO exceeds its fair value. Any impairment loss and gains on sale are included in the consolidated statements of income (loss) and comprehensive income (loss). Revenue and expenses from REO operations are included in the consolidated statements of income (loss) and comprehensive income (loss) within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through December 31, 2024, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2024, there were no Warrants outstanding.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2024 and December 31, 2023. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of December 31, 2024 and December 31, 2023, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of December 31, 2024, $0.3 million of restricted cash was combined with cash and cash equivalents of $190.2 million in the consolidated statement of cash flows. As of December 31, 2023, $0.6 million of restricted cash was combined with cash and cash equivalents of $206.4 million in the consolidated statement of cash flows.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2024, there were no Warrants outstanding.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 intends to enhance disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. This standard is effective for the Company beginning with its 2026 annual reporting. ASU 2024-03 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2024-03.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $16.0 million and $20.2 million as of December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, the Company originated eight mortgage loans with a total commitment of $562.3 million, an initial unpaid principal balance of $532.0 million, and unfunded commitments at closing of $30.3 million. Additionally, the Company received 14 full loan repayments of $609.6 million, and partial principal payments including accrued PIK interest payments of $63.8 million across seven loans, for total loan repayments of $673.4 million during the year ended December 31, 2024. The Company also converted to REO two loans with an unpaid principal balance of $99.2 million.
During the year ended December 31, 2023, the Company originated four mortgage loans, with a total commitment of $229.4 million, an initial unpaid principal balance of $196.7 million, and unfunded commitments at closing of $32.7 million. Additionally, the Company received ten full loan repayments of $711.6 million, and partial principal payments including accrued PIK interest payments and cost-recovery proceeds of $195.4 million across 14 loans, for total loan repayments of $907.0 million during the year ended December 31, 2023. The Company also received proceeds of $349.5 million from the sale of five of its loans with an aggregate unpaid principal balance of $564.9 million, and converted to REO six loans with an unpaid principal balance of $386.1 million.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	December 31, 2024		December 31, 2023
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	45	45	53	53
Floating rate loans	99.7%	99.7%	100.0%	100.0%
Total loan commitment	$3,412,016	$3,412,016	$3,666,173	$3,666,173
Unpaid principal balance(2)	$3,284,510	$3,284,510	$3,484,052	$3,484,052
Unfunded loan commitments(3)	$127,866	$127,866	$183,293	$183,293
Amortized cost	$3,278,588	$3,278,588	$3,476,776	$3,476,776
Weighted average credit spread	3.7%	3.7%	3.7%	3.7%
Weighted average all-in yield(4)	8.3%	8.3%	9.3%	9.3%
Weighted average term to extended maturity (in years)(5)	2.4	2.4	2.6	2.6
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of December 31, 2024 and December 31, 2023. As of December 31, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.4 million and $1.2 million as of December 31, 2024 and December 31, 2023, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2024, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2024 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2024, based on the unpaid principal balance of the Company’s total loan exposure, 22.1% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 77.9% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	December 31, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,284,510	$(5,922)	$3,278,588
Total	$3,284,510	$(5,922)	$3,278,588
Allowance for credit losses			(61,558)
Loans held for investment, net			$3,217,030

	December 31, 2023
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,484,052	$(7,276)	$3,476,776
Total	$3,484,052	$(7,276)	$3,476,776
Allowance for credit losses			(67,092)
Loans held for investment, net			$3,409,684
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	For the years ended December 31,
	2024	2023
Balance as of January 1,	$3,409,684	$4,781,402
Additions during the period:
Loans originated and acquired	527,276	194,706
Additional fundings	40,697	140,547
Accrued PIK interest	360	—
Amortization of origination fees and discounts	6,075	11,955
Deductions during the period:
Collection of principal	(672,196)	(890,566)
Collection of accrued PIK interest	(1,172)	(542)
Collection of interest applied to reduce principal under the cost-recovery method	—	(15,894)
Realized loss on loan write-offs, loan sales, and REO conversions	(9,729)	(334,727)
Loan sales	—	(343,637)
Loan extinguishment upon conversion to REO	(89,499)	(263,740)
Decrease of allowance for credit losses	5,534	130,180
Balance as of December 31,	$3,217,030	$3,409,684
During the year ended December 31, 2024, the Company had no loan sales.
During the three months ended June 30, 2023, the Company sold one office loan with an unpaid principal balance of $71.3 million for $47.8 million, resulting in a realized loss on sale of $24.1 million, including transaction costs of $0.6 million. During the three months ended September 30, 2023, the Company recorded additional transaction costs of $0.8 million, which increased the realized loss on sale to $24.9 million. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).
During the three months ended September 30, 2023, the Company sold one mixed-use loan with an unpaid principal balance of $129.2 million for $95.0 million, resulting in a realized loss on sale of $35.0 million, including transaction costs of $0.8 million, and one office loan with an unpaid principal balance of $152.4 million for $79.0 million, resulting in a realized loss on sale of $74.4 million, including transaction costs of $0.9 million. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).

During the three months ended December 31, 2023, the Company sold one office loan with an unpaid principal balance of $84.7 million for $29.0 million, resulting in a realized loss on sale of $55.8 million, including transaction costs of $0.04 million and one multifamily loan with an unpaid principal balance of $127.3 million for $98.7 million, including a hold back of $30.0 million, resulting in a realized loss on sale of $22.4 million, which includes transaction costs of $2.7 million and $8.9 million from the reversal of the unamortized purchase discount from acquisition. Such losses are included within Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss). The proceeds from sale of the Company's multifamily loan and the hold back are included within Accounts receivable from servicer/trustee and Other assets, respectively, on the Company's consolidated balance sheets as of December 31, 2023. During the year ended December 31, 2024, the Company received $92.8 million of the proceeds from sale and the hold back.
As of December 31, 2024 and December 31, 2023, there was $5.9 million and $5.2 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of December 31, 2024, there were no unamortized discounts included in loans held for investment at amortized costs on the consolidated balance sheets. As of December 31, 2023, there was $2.1 million of unamortized discounts included in loans held for investment at amortized cost on the consolidated balance sheets.
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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	December 31, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	62,716	—	—	—	—	—	62,716
3	467,735	201,588	752,847	1,213,894	—	462,607	3,098,671
4	—	—	—	—	—	117,201	117,201
5	—	—	—	—	—	—	—
Total senior loans	$530,451	$201,588	$752,847	$1,213,894	$—	$579,808	$3,278,588
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$(7,818)	$(1,911)	$—	$—	$(9,729)

	December 31, 2023
	Amortized cost by origination year
	2023	2022	2021	2020	2019	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	99,000	—	99,000
3	196,268	1,013,299	1,313,889	100,550	450,849	86,073	3,160,928
4	—	60,229	—	—	40,415	116,204	216,848
5	—	—	—	—	—	—	—
Total senior loans	$196,268	$1,073,528	$1,313,889	$100,550	$590,264	$202,277	$3,476,776
Senior loans:
Current-period realized loss on loan write-offs related to loan sales and REO conversions	$—	$(29,630)	$(8,526)	$(24,906)	$(188,275)	$(83,390)	$(334,727)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.

The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	December 31, 2024	December 31, 2023
1	$—	$—
2	62,716	99,000
3	3,098,671	3,160,928
4	117,201	216,848
5	—	—
Total	$3,278,588	$3,476,776
Allowance for credit losses	(61,558)	(67,092)
Carrying value	$3,217,030	$3,409,684
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of December 31, 2024, unchanged from December 31, 2023.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of December 31, 2024. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Year Ended December 31, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Allowance for credit losses, net	4,195
Realized loss on loan write-offs	(9,729)
Subtotal	61,558

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Reversal of credit losses, net	(264)
Subtotal	2,415
Total allowance for credit losses(1)	$63,973

For the Year Ended December 31, 2023
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2023	$197,272
Allowance for credit losses, net	204,547
Realized loss on loan write-off	(334,727)
Subtotal	67,092

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2023	17,314
Reversal of credit losses, net	(14,635)
Subtotal	2,679
Total allowance for credit losses	$69,771
________________________________
(1)Excludes $0.2 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$61,558	$—	$61,558
Unfunded loan commitments	2,415	—	2,415
Total allowance for credit losses(1)	$63,973	$—	$63,973
Total unpaid principal balance	$3,284,510	$—	$3,284,510

	December 31, 2023
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$67,092	$—	$67,092
Unfunded loan commitments	2,679	—	2,679
Total allowance for credit losses	$69,771	$—	$69,771
Total unpaid principal balance	$3,484,052	$—	$3,484,052
________________________________
(1)Excludes $0.2 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the year ended December 31, 2024, the Company recorded a decrease of $5.8 million to its allowance for credit losses, decreasing its CECL reserve for loans held to investment to $64.0 million as of December 31, 2024. For the year ended December 31, 2024, the decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $9.7 million resulting from realized losses on loan write-offs related to REO conversions and (ii) a decrease of $4.9 million resulting from loan repayments during the year ended December 31, 2024, partially offset by (i) an increase of $2.7 million resulting from the Company's loan origination activity during the year ended December 31, 2024 and (ii) a net increase of $6.1 million related to macroeconomic assumptions employed in determining the general CECL reserve.
During the year ended December 31, 2023, the Company recorded a decrease of $144.8 million, decreasing its allowance for credit losses to $69.8 million as of December 31, 2023. For the year ended December 31, 2023, the decrease to the Company's estimate of expected credit losses was primarily due to (i) a decrease of $334.7 million resulting from realized losses on loan write-offs, loan sales, and REO conversions and (ii) a decrease of $2.5 million resulting from net investment activity during 2023, partially offset by (i) a year over year increase of $168.6 million for loans resolved during 2023 and (ii) an increase of $23.8 million related to macroeconomic assumptions employed in determining the general CECL reserve and the deterioration of local market fundamentals in the office sector.
As of December 31, 2024 and December 31, 2023, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company had no loans on non-accrual status or cost-recovery. As of December 31, 2024 and December 31, 2023, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.

The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of December 31, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,278,588	$—	$—	$—	$—	$3,278,588
Total	$3,278,588	$—	$—	$—	$—	$3,278,588

		Days Outstanding as of December 31, 2023
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,476,776	$—	$—	$—	$—	$3,476,776
Total	$3,476,776	$—	$—	$—	$—	$3,476,776
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
None of the Company's loan modifications were the result of the borrower experiencing financial difficulty.
As of December 31, 2024, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $0.4 million related to one loan. Total PIK interest of $0.4 million was recorded and deferred during the year ended December 31, 2024.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

	Year Ended
	2024	2023
Balance as of January 1,	$1,172	$1,714
Repayments of accrued PIK interest	(1,172)	(542)
Balance as of March 31,	$—	$1,172
Accrued PIK interest	34	—
Balance as of June 30,	$34	$1,172
Accrued PIK interest	162	—
Balance as of September 30,	$196	$1,172
Accrued PIK interest	164	—
Balance as of December 31,	$360	$1,172

(4) Real Estate Owned
As of December 31, 2024, assets and liabilities related to REO consisted of eight properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and four office properties, one located in each of Orange, CA, San Mateo, CA, Manhattan, NY, and Houston, TX. The Company accounted for these acquisitions as asset acquisitions. As of December 31, 2024, the carrying value of the Company's REO is $275.8 million. The Company acquired three REO properties during the three months and year ended December 31, 2024. The Company recorded an aggregate fair value of $89.9 million as of the acquisition date, including assumed working capital of $(0.4) million.
In 2021, the Company originated a $39.0 million senior loan secured by a multifamily property in Chicago, IL. As of September 30, 2024, the loan had a risk rating of "4" with an amortized cost and carrying value of $39.0 million and $37.1 million, respectively. On December 16, 2024, the Company acquired the property via a UCC foreclosure. The Company recognized a realized loss on REO conversion of $1.9 million.
In 2022, the Company originated a $62.4 million senior loan secured by two multifamily properties in San Antonio, TX. As of September 30, 2024, the loan had a risk rating of "4" with an amortized cost and carrying value of $60.2 million and $52.4 million, respectively. On November 5, 2024, the Company acquired the properties via a non-judicial foreclosure. The Company recognized a realized loss on REO conversion of $7.8 million.
The Company allocated the fair value of the assets and liabilities acquired during the year ended December 31, 2024, as of the acquisition date (dollars in thousands):

Fair Value Allocation
Building and building improvements	$71,720
Land and land improvements	16,391
In-place lease intangibles	1,793
Total	$89,904
The Company’s fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period. These inputs are based on the location, type and nature of the property, costs-to-complete, expected time required to lease and stabilize the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience, and judgment.
During the year ended December 31, 2023, the Company acquired four office properties and two multifamily properties.
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
The Company’s fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period. These inputs are based on the location, type and nature of the property, costs-to-complete, expected time required to lease and stabilize the property, current sales and lease comparables, anticipated real estate and capital market conditions, and management’s knowledge, experience, and judgment.
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

The following table presents the REO assets and liabilities (dollars in thousands):

	December 31, 2024	December 31, 2023
Assets
Cash	$13,195	$532
Real estate owned - Building and building improvements	174,427	103,293
Real estate owned - Land and land improvements	80,328	67,472
Real estate owned - Tenant improvements	8,678	4,299
Real estate owned	263,433	175,064
Accumulated depreciation	(7,029)	(1,007)
Real estate owned, net	256,404	174,057
In-place lease intangibles, net(1)	17,004	25,036
Above-market lease intangibles, net(1)	2,945	3,902
Leasing commissions, net(1)	1,935	533
Other assets, net(1)	9,481	12,384
Total assets	$300,964	$216,444
Liabilities
Mortgage loan payable, net(2)	$30,695	$30,551
Below-market lease intangibles, net(3)	2,495	3,707
Other liabilities(3)	7,377	3,214
Total liabilities	$40,567	$37,472
________________________________
(1)Included within Other assets within the Company's consolidated balance sheet. Other assets, net includes $3.8 million and $11.3 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of December 31, 2024 and December 31, 2023, respectively.
(2)During the year ended December 31, 2024, the Company incurred interest expense of $2.6 million, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss). During the year ended December 31, 2023, the Company incurred interest expense of $1.4 million, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss).
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Years Ended
	December 31, 2024	December 31, 2023
Rental income
Minimum lease payments	$27,417	$5,292
Variable lease payments	3,152	1,047
Total rental income	30,569	6,339
Other operating income	131	1,490
Revenue from real estate owned operations	30,700	7,829
Rental property operating expenses(1)	19,639	3,955
Depreciation and amortization(2)	15,987	3,577
Expenses from real estate owned operations	35,626	7,532
Net (loss) income from REO	$(4,926)	$297
________________________________
(1)Excludes $2.6 million of interest expense incurred during the year ended December 31, 2024, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss). Excludes $1.4 million of interest expense incurred during the year ended December 31, 2023, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss).
(2)During the year ended December 31, 2024, the Company incurred $6.0 million of depreciation expense. During the year ended December 31, 2023, the Company incurred $1.0 million of depreciation expense.
Real estate-related capital expenditures
For the year ended December 31, 2024, the Company's capital expenditures were $5.6 million, as shown on the Company's consolidated statements of cash flows, which includes $0.3 million of accrued capital expenditures. For the year ended December 31, 2023, the Company's capital expenditures were $5.7 million, as shown on the Company's consolidated statements of cash flows, which includes $0.3 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	December 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$29,387	$27,594
Above-market lease intangibles	3,982	3,982
Leasing commissions	2,088	545
Total intangible assets	35,457	32,121
Accumulated amortization:
In-place lease intangibles	(12,383)	(2,558)
Above-market lease intangibles	(1,037)	(80)
Leasing commissions	(153)	(12)
Total accumulated amortization	(13,573)	(2,650)
Intangible assets, net	$21,884	$29,471

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(1,816)	(604)
Total accumulated amortization	(1,816)	(604)
Intangible liabilities, net	$2,495	$3,707
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2025	5,040	877	314	(704)
2026	2,797	626	267	(496)
2027	1,672	484	260	(300)
2028	1,430	426	235	(293)
2029	916	119	201	(205)
The weighted average amortization period for the acquired in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles acquired during the year ended December 31, 2024, were 8.1 years, 5.8 years, 7.8 years, and 6.3 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2024 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2025	16,485
2026	11,556
2027	10,358
2028	8,239
2029	5,092
Thereafter	64,694
Total	$116,424
The weighted average minimum term of the non-cancelable leases was approximately eleven years as of December 31, 2024.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On February 16, 2022, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permits the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the years ended December 31, 2024 and 2023. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 31, 2021, Sub-REIT issued a collateralized loan obligation (“TRTX 2021-FL4” or “FL4”). TRTX 2021-FL4 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2021-FL4 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repaid. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. In accordance with the TRTX 2021-FL4 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process by mid-May 2023. The Company utilized the reinvestment feature during the year ended December 31, 2023. In connection with TRTX 2021-FL4, the Company incurred $8.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of December 31, 2024 and December 31, 2023 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$71,541	$59,204
Collateralized loan obligation proceeds held at trustee(1)	—	247,229
Accounts receivable from servicer/trustee	299	300
Accrued interest receivable	10,866	10,207
Loans held for investment, net(2)	1,917,210	2,245,241
Real estate owned, net	117,090	33,540
Other assets	3,947	5,363
Total assets	$2,120,953	$2,601,084
Liabilities
Accrued interest payable	$4,436	$6,602
Accrued expenses	4,738	777
Collateralized loan obligations, net(3)	1,681,660	1,915,174
Payable to affiliates	3,052	2,879
Deferred revenue	2,583	2,124
Total liabilities	$1,696,469	$1,927,556
________________________________
(1)Includes $247.2 million of cash available to acquire eligible assets related to TRTX 2022-FL5 as of December 31, 2023.
(2)Includes three loans held for investment with an unpaid principal balance of $3.9 million as of December 31, 2023.
(3)Net of $0.6 million and $4.6 million of unamortized deferred financing costs as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	December 31, 2024
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value	Wtd. avg. spread(1)	Wtd. avg. maturity(2)
TRTX 2019-FL3
Collateral loan and REO investments	5	Term SOFR	$311,381	$203,427	3.68%	1.0
Financing provided	1	Term SOFR	119,526	119,526	2.46%	9.8
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	886,409	796,552	3.84%	2.0
Financing provided	1	Term SOFR	673,909	673,909	1.93%	13.2
TRTX 2022-FL5
Collateral loan investments	26	Term SOFR	1,056,822	1,033,775	3.70%	2.1
Financing provided	1	Term SOFR	888,853	888,225	2.02%	14.1
Total
Collateral loan and REO investments(3)	50	Term SOFR	$2,254,612	$2,033,754	3.75%	2.0 years
Financing provided(4)	3	Term SOFR	$1,682,288	$1,681,660	2.02%	13.4 years
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
(3)Collateral loan investment assets of FL3, FL4 and FL5 represent 9.5%, 27.0% and 32.2%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2024.
(4)During the year ended December 31, 2024, the Company recognized interest expense of $135.4 million, which includes $4.2 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income (loss) and comprehensive income (loss).

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
(8)During the year ended December 31, 2023, the Company recognized interest expense of $153.3 million, which includes $5.0 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income (loss) and comprehensive income (loss).

(6) Investment Portfolio Financing
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, collateralized loan obligations, and mortgages.
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	December 31, 2024	December 31, 2023
Collateralized loan obligations(1)	$1,682,288	$1,919,790
Secured credit agreements	585,042	799,518
Asset-specific financing arrangements	186,500	274,158
Secured revolving credit facility	86,625	23,782
Mortgage loan payable	31,200	31,200
Total	$2,571,655	$3,048,448
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of December 31, 2024 and December 31, 2023, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2024
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Index rate	Weighted average credit spread	Weighted average interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/26	08/19/28	Term SOFR	2.2%	6.6%	$500,000	$238,879	$261,121	$485,557	$485,207
Wells Fargo(3)	12/06/27	12/06/27	Term SOFR	1.7%	6.0%	500,000	274,470	225,530	295,833	294,810
Barclays	08/13/25	08/13/26	Term SOFR	1.7%	6.0%	500,000	437,474	62,526	84,827	84,754
Bank of America	06/06/26	06/06/26	Term SOFR	1.8%	6.1%	200,000	164,135	35,865	50,824	50,824
Totals						$1,700,000	$1,114,958	$585,042	$917,041	$915,595
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
(2)On January 31, 2024, the Company executed a two-year extension of the secured credit agreement through August 19, 2026. Until such date, new and revolving borrowings are permitted. After such date, the secured credit agreement automatically enters a two-year term-out period through August 19, 2028.
(3)On December 6, 2024, the Company executed a three-year extension of the secured credit agreement through December 6, 2027.

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
Secured Credit Agreement Terms
As of December 31, 2024 and December 31, 2023, the Company had four and five, respectively, secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of December 31, 2024 and December 31, 2023 consisted of 21 and 28 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	December 31, 2024
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$485,557	$489,121	$261,705	$227,416	20.4%	1327
Wells Fargo	500,000	295,833	295,815	226,028	69,787	6.3%	1070
Barclays	500,000	84,827	84,750	62,681	22,069	2.0%	590
Bank of America	200,000	50,824	51,089	35,899	15,190	1.4%	522
Total / weighted average	$1,700,000	$917,041	$920,775	$586,313	$334,462		1100
_______________________
(1)Loan amounts include interest receivable of $5.2 million and are net of premium, discount and origination fees of $1.4 million.
(2)Loan amounts include interest payable of $1.3 million and do not reflect unamortized deferred financing fees of $0.8 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. This facility has an initial term of three years, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2024 and 2023, the weighted average unused fee was 20 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco. For the quarters ended September 30, 2023 and December 31, 2023, the Company received a waiver with respect to the minimum interest coverage ratio covenant included in this facility and in doing so, each of the facility's advance rates was reduced during the waiver period by five points.
As of December 31, 2024, the Company pledged one loan investment with a collateral principal balance of $115.5 million and had outstanding Term SOFR-based borrowings of $86.6 million under its secured revolving credit facility. As of December 31, 2023, the Company pledged one loan investment with a collateral principal balance of $32.8 million and had outstanding Term SOFR-based borrowings of $23.8 million.

Asset-Specific Financing Arrangements
On December 5, 2023, the Company closed a $90.6 million asset-specific financing facility with HSBC Bank USA, National Association ("HSBC Facility"). On September 26, 2024, the Company added an additional loan to the loan financing facility, increasing the total facility size by $72.0 million. The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	December 31, 2024
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$144,114	$136,011	$135,451	2.0%	3.6	3	$188,995	$187,958	3.6
BMO Facility	1	200,000	29,110	29,046	2.0%	2.7	1	38,468	38,365	2.7
Customers Bank	1	23,250	21,379	21,244	2.5%	2.7	1	29,417	29,346	2.7
Total / weighted average		$367,364	$186,500	$185,741	2.1%	3.4 years		$256,880	$255,669	3.4 years
_______________________
(1)Net of $0.8 million unamortized deferred financing costs.
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of December 31, 2024 and December 31, 2023, the carrying value of the loan was $30.7 million and $30.6 million, respectively.
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
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of December 31, 2024 and December 31, 2023, respectively.
(7) Schedule of Maturities
As of December 31, 2024, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2025	$342,520	$193,369	$62,526	$86,625	$—	$—
2026	891,359	855,494	35,865	—	—	—
2027	689,659	377,252	225,530	—	86,877	—
2028	482,955	162,711	261,121	—	27,923	31,200
2029	165,162	93,462	—	—	71,700	—
Thereafter	—	—	—	—	—	—
Total	$2,571,655	$1,682,288	$585,042	$86,625	$186,500	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents, restricted cash, accounts receivable, and accrued liabilities. As of December 31, 2024 and December 31, 2023, the Company had $124.7 million and $172.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	December 31, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,284,510	$3,217,030	$—	$—	$3,258,017
Financial liabilities
Collateralized loan obligations	1,682,288	1,681,660	—	—	1,661,615
Secured credit agreements	585,042	584,235	—	—	580,921
Asset-specific financing arrangements	186,500	185,741	—	—	186,006
Secured revolving credit facility	86,625	86,492	—	—	86,625
Mortgage loan payable	31,200	30,695	—	—	31,200

	December 31, 2023
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,484,052	$3,409,684	$—	$—	$3,446,648
Financial liabilities
Collateralized loan obligations	1,919,790	1,915,174	—	—	1,893,803
Secured credit agreements	799,518	798,060	—	—	791,495
Asset-specific financing arrangements	274,158	272,810	—	—	273,218
Secured revolving credit facility	23,782	22,764	—	—	23,323
Mortgage loan payable	31,200	30,551	—	—	31,200
As of December 31, 2024 and December 31, 2023, the estimated fair value of the Company’s loans held for investment portfolio was $3.3 billion and $3.4 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of December 31, 2024 and December 31, 2023 was 3.68% and 3.73%, respectively. The weighted average years to maturity as of December 31, 2024 and December 31, 2023 was 2.4 years and 2.6 years, respectively, assuming full extension of all loans held for investment.
As of December 31, 2024 and December 31, 2023, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the year ended December 31, 2024.

(9) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2021 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2024 and December 31, 2023, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the year ended December 31, 2024 and 2023, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
The following table details the income tax treatment for dividends declared on the Company's common stock:

	For the Years Ended December 31,
	2024(1)	2023(2)	2022
Ordinary income dividends	$0.80	$0.12	$0.95
Return of capital	0.16	0.61	—
Total common stock dividends	$0.96	$0.73	$0.95
________________________________
(1)The Company declared $0.96 of common stock dividends during the year ended December 31, 2024. Pursuant to IRC Section 857(b)(9), cash distributions made on January 24, 2025 with a record date of December 27, 2024 are treated for federal income tax purposes as received by shareholders on December 31, 2024 to the extent of the Company’s 2024 earnings and profits. As the Company’s aggregate 2024 dividends declared exceeded its 2024 earnings and profits, the January 2025 cash distribution declared in the fourth quarter of 2024 will be treated as a 2025 distribution for federal income tax purposes and will not be included on the 2024 Form 1099-DIV.
(2)The Company declared $0.96 of common stock dividends during the year ended December 31, 2023. Pursuant to IRC Section 857(b)(9), cash distributions made on January 25, 2024 with a record date of December 29, 2023 are treated for federal income tax purposes as received by shareholders on December 31, 2023 to the extent of the Company’s 2023 earnings and profits. As the Company’s aggregate 2023 dividends declared exceeded its 2023 earnings and profits, the January 2024 cash distribution declared in the fourth quarter of 2023 will be treated as a 2024 distribution for federal income tax purposes and will not be included on the 2023 Form 1099-DIV.
For the year ended December 31, 2024, 2023 and 2022, the Company recognized $0.4 million, $0.3 million, and $0.5 million, respectively, of federal, state, and local tax expense.
As of December 31, 2024, the Company had no income tax assets and no income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2023, the Company had no income tax assets and a $0.02 million income tax liability recorded for the operating activities of the Company’s TRSs.

As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of December 31, 2024, the Company has $194.1 million of capital losses, of which $174.3 million and $19.8 million will expire at the end of 2025 and 2028, respectively, if unused.
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

	Years Ended December 31,
	2024	2023	2022
Incurred
Management fees	$20,249	$22,426	$23,455
Incentive management fee	—	—	5,183
Total management and incentive fees incurred	$20,249	$22,426	$28,638

Paid
Management fees	$20,051	$23,497	$23,080
Incentive management fee	—	—	5,183
Total management and incentive fees paid	$20,051	$23,497	$28,263
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 are $5.1 million and $4.9 million, respectively. No incentive management fee was earned during the year ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Manager earned $5.2 million of incentive management fees.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the years ended December 31, 2024, 2023, and 2022 the Company reimbursed the Manager $1.5 million, $1.0 million, and $1.0 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of December 31, 2024 and December 31, 2023, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the year ended December 31, 2024, the Company incurred $1.4 million of expenses for these services.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the years ended December 31, 2024, 2023, and 2022, $2.1 million, $1.7 million, and $1.0 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2024, there were no Warrants outstanding. For the year ended December 31, 2023 and 2022, 188,571 and 2,881,459 warrants, respectively, are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the years ended December 31, 2024, 2023, and 2022, 142,388, 376,444, and 605,936 participating securities, respectively, are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$74,335	$(116,630)	$(60,066)
Preferred stock dividends(1)	(12,592)	(12,592)	(12,592)
Participating securities' share in earnings	(2,077)	(1,683)	(986)
Net income (loss) attributable to common stockholders	$59,666	$(130,905)	$(73,644)
Weighted average common shares outstanding, basic	79,801,990	77,575,788	77,296,524
Weighted average common shares outstanding, diluted	79,888,044	77,575,788	77,296,524
Earnings (loss) per common share, basic(2)	$0.75	$(1.69)	$(0.95)
Earnings (loss) per common share, diluted(2)	$0.75	$(1.69)	$(0.95)
_______________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the years ended December 31, 2024, 2023, and 2022.

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
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of December 31, 2024, there were no Warrants outstanding.
Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company repurchased 4,603 shares of common stock, at a weighted average price of $7.98 per share, for total consideration (including commissions and related fees) of $0.04 million during the year ended December 31, 2024. As of December 31, 2024, the Company had $24.96 million of remaining capacity under its share repurchase program.

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
On December 13, 2024, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $20.0 million in the aggregate, for the fourth quarter of 2024. The common stock dividend was paid on January 24, 2025 to the holders of record of the Company’s common stock as of December 27, 2024.
On December 6, 2024, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2024. The Series C Preferred Stock dividend was paid on December 30, 2024 to the preferred stockholders of record as of December 20, 2024.
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
For the year ended December 31, 2024 and 2023, common stock dividends in the amount of $78.7 million and $76.0 million, respectively, were declared and approved.
For the year ended December 31, 2024 and 2023, Series C Preferred Stock dividends in the amount of $12.6 million and $12.6 million, respectively, were declared and approved.
As of December 31, 2024 and December 31, 2023, common stock dividends of $20.0 million and $19.2 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of December 31, 2024, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2021	835,929	$13.16
Granted	1,141,926	7.93
Vested	(278,821)	14.25
Forfeited	(15,594)	12.06
Balance as of December 31, 2022	1,683,440	$9.44
Granted	950,000	6.66
Vested	(527,831)	10.55
Forfeited	(6,545)	7.64
Balance as of December 31, 2023	2,099,064	$7.91
Granted	990,100	8.51
Vested	(712,041)	8.51
Forfeited	—	—
Balance as of December 31, 2024	2,377,123	$7.98
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2025	875,674
2026	768,892
2027	485,053
2028	247,504
Total	2,377,123
During the year ended December 31, 2024, the Company accrued 15,218 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2024, June 27, 2024, September 27, 2024, and December 27, 2024.
During the year ended December 31, 2023, the Company accrued 16,049 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 29, 2023, June 28, 2023, September 28, 2023, and December 29, 2023.
As of December 31, 2024, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $15.5 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from December 31, 2024. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $6.4 million, $8.0 million, and $5.1 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of December 31, 2024 and December 31, 2023 was $127.9 million and $183.3 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.4 million and $2.7 million as of December 31, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of December 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	December 31, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,777,221	$56,101	52.0%	$1,721,480	52.4%
Office	606,047	23,788	17.8	582,259	17.7
Life Science	368,573	14,019	10.8	354,554	10.8
Hotel	348,400	14,110	10.2	334,290	10.2
Industrial	166,000	16,400	4.9	149,600	4.6
Mixed-Use	78,775	3,448	2.3	75,327	2.3
Self Storage	67,000	—	2.0	67,000	2.0
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%

	December 31, 2023
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,801,668	$67,035	49.2%	$1,734,633	49.7%
Office	728,447	42,489	19.9	685,958	19.8
Life Science	404,600	31,739	11.0	372,861	10.7
Hotel	389,643	14,110	10.6	376,705	10.8
Mixed-Use	115,215	6,256	3.1	108,959	3.1
Industrial	107,000	7,504	2.9	99,496	2.9
Self Storage	69,000	2,000	1.9	67,000	1.9
Other	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.4 million and $1.2 million as of December 31, 2024 and December 31, 2023, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,254,320	$47,318	36.7%	$1,207,362	36.8%
East	965,249	12,678	28.3	952,571	29.0
South	817,847	49,016	24.0	768,831	23.4
Various	309,000	16,800	9.1	292,200	8.9
Midwest	65,600	2,054	1.9	63,546	1.9
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%

	December 31, 2023
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,159,180	$62,263	31.6%	$1,096,917	31.5%
East	1,156,075	31,096	31.5	1,126,151	32.3
South	1,061,968	75,430	29.0	986,538	28.3
Midwest	149,950	8,743	4.1	141,207	4.1
Various	139,000	5,761	3.8	133,239	3.8
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.4 million and $1.2 million as of December 31, 2024 and December 31, 2023, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,522,789	$27,472	44.6%	$1,495,677	45.5%
Moderate Transitional	1,009,038	63,063	29.6	945,975	28.8
Light Transitional	880,189	37,331	25.8	842,858	25.7
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%

	December 31, 2023
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,540,873	$32,898	42.0%	$1,507,975	43.3%
Moderate Transitional	1,156,858	99,507	31.6	1,058,523	30.4
Light Transitional	917,842	38,728	25.0	879,114	25.2
Construction	50,600	12,160	1.4	38,440	1.1
Total	$3,666,173	$183,293	100.0%	$3,484,052	100.0%
Loan commitments exclude capitalized interest of $0.4 million and $1.2 million as of December 31, 2024 and December 31, 2023, respectively.

(16) Subsequent Events
The following events occurred subsequent to December 31, 2024:
•Closed on February 13, 2025 a three-year extension and amendment to the Company's existing 100% recourse, secured revolving credit facility with a syndicate of seven lenders agented by Bank of America NA. Pursuant to the amendment, the commitment amount under the secured revolving credit facility increased to $375.0 million from $290.0 million, material economic and structural terms remain unchanged, and the new maturity date is February 13, 2028.

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2024
(Dollars in Thousands)

Type of Loan/Borrower(1)	Description / Location	Interest Payment Rates	Extended Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Unpaid Principal Balance	Carrying Amount of Loans(5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / San Jose	S+3.6%	2027	I/O	—	253,110	253,110
Borrower B	Senior Loan / New York	S+3.0%	2026	I/O	—	227,107	227,107
Borrower C	Senior Loan / Daly City	S+4.0%	2026	I/O	—	205,557	205,491
Borrower D	Senior Loan / Various	S+3.5%	2026	I/O	—	106,017	106,017
Borrower E	Senior Loan / New York	S+4.1%	2025	I/O	—	150,500	150,500
Borrower F	Senior Loan / Towson	S+3.5%	2026	I/O	—	113,025	113,025
Borrower G	Senior Loan / Hayward	S+3.2%	2026	I/O	—	102,573	102,573
Borrower H	Senior Loan / Various	S+3.3%	2029	I/O	—	109,700	108,943
Borrower I	Senior Loan / Various	S+3.4%	2030	I/O	—	115,500	114,211
Senior Loans less than 3% of the carrying amount of total loans
Senior loan	Multifamily / Diversified	Floating S+2.9% - 4.0%	2026 - 2029	I/O	—	1,139,628	1,137,291
Senior loan	Office / Diversified	Floating S+3.5% - 5.3%	2025 - 2027	I/O	—	204,651	204,390
Senior loan	Hotel / Diversified	Floating S+3.5% - 5.1%	2025 - 2029	I/O	—	334,290	333,443
Senior loan	Mixed-Use / CA	Floating S+4.1%	2025	I/O	—	75,327	75,327
Senior loan	Life Science / CA	Floating S+4.2%	2026	I/O	—	46,425	46,337
Senior loan	Industrial / TX	Floating S+3.5%	2028	I/O	—	34,100	33,892
Senior loan	Self Storage / Diversified	Floating S+4.2%	2027	I/O	—	67,000	66,931
Total senior loans					—	3,284,510	3,278,588
Total loans					—	3,284,510	3,278,588
CECL reserve(6)							(61,558)
Total loans, net							$3,217,030
_______________________________
(1)Includes senior mortgage loans, contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)Extended maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third-party liens and is expressed as the total loan commitment senior to our subordinated loan interest as of December 31, 2024.
(5)The aggregate tax basis of the loans is $2.8 billion as of December 31, 2024.
(6)As of December 31, 2024, the Company has a total CECL reserve of $61.6 million on its loans held for investment. Refer to Note 3 for additional information on the Company's CECL reserve.
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles the Company’s mortgage loans on real estate activity for the years ended (dollars in thousands):

	2024	2023	2022
Balance at January 1,	$3,409,684	$4,781,402	$4,867,203
Additions during period:
Loans originated and acquired	527,276	194,706	1,519,406
Additional fundings	40,697	140,547	145,199
Accrued PIK interest	360	—	—
Amortization of origination fees and discounts	6,075	11,955	11,085
Deductions during period:
Collection of principal	(672,196)	(890,566)	(1,506,870)
Collection of accrued PIK interest	(1,172)	(542)	(1,314)
Collection of interest applied to reduce principal under the cost-recovery method	—	(15,894)	—
Realized loss on loan write-offs, loan sales, and REO conversions	(9,729)	(334,727)	(4,400)
Loan sales	—	(343,637)	—
Loan extinguishment on conversion to REO	(89,499)	(263,740)	(89,234)
Decrease (increase) of allowance for credit losses	5,534	130,180	(159,673)
Balance at December 31,	$3,217,030	$3,409,684	$4,781,402
S-1