Form 10-Q
period 2025-03-31
TPG RE Finance Trust, Inc.
filed 2025-04-29
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 79,857,374 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:
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
•adverse economic trends and changes in economic conditions, including as a result of heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, tariffs and international trade policies, geopolitical conditions, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations and challenges in global supply chains;
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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets(1)
Cash and cash equivalents	$363,023	$190,160
Restricted cash	417	323
Accounts receivable	84	10
Collateralized loan obligation proceeds held at trustee	69,150	—
Accounts receivable from servicer/trustee	516	369
Accrued interest and fees receivable	28,995	27,267
Loans held for investment	3,271,538	3,278,588
Allowance for credit losses	(64,721)	(61,558)
Loans held for investment, net (includes $342,438 and $1,014,852, respectively, pledged as collateral under secured financing agreements)	3,206,817	3,217,030
Real estate owned, net	254,441	256,404
Other assets	38,500	39,866
Total assets	$3,961,943	$3,731,429
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$5,533	$6,655
Accrued expenses and other liabilities(2)	14,528	15,077
Collateralized loan obligations, net	2,503,552	1,681,660
Secured financing agreements, net	248,764	670,727
Asset-specific financings, net	29,080	185,741
Mortgage loan payable, net	30,730	30,695
Payable to affiliates	5,153	5,111
Deferred revenue	1,153	1,744
Dividends payable	19,919	19,978
Total liabilities	2,858,412	2,617,388
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 80,626,997 and 81,003,693 shares issued and outstanding, respectively)	81	81
Additional paid-in-capital	1,733,185	1,731,174
Accumulated deficit	(629,743)	(617,222)
Total stockholders' equity	1,103,531	1,114,041
Total liabilities and stockholders' equity	$3,961,943	$3,731,429
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of March 31, 2025 include assets and liabilities of variable interest entities (“VIEs”) of $3.2 billion and $2.5 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2024 include assets and liabilities of VIEs of $2.1 billion and $1.7 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.5 million and $2.4 million of reserve for expected losses for unfunded loan commitments as of March 31, 2025 and December 31, 2024, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest income and interest expense
Interest income	$68,045	$82,184
Interest expense	(43,143)	(55,381)
Net interest income	24,902	26,803
Other revenue
Other income, net	1,851	4,902
Revenue from real estate owned operations	10,279	7,222
Total other revenue	12,130	12,124
Other expenses
Professional fees	788	975
General and administrative	1,101	986
Stock compensation expense	2,019	1,672
Servicing and asset management fees	422	471
Management fee	5,153	4,987
Expenses from real estate owned operations	10,350	8,346
Total other expenses	19,833	17,437
Credit loss expense, net	(3,424)	(4,356)
Income before income taxes	13,775	17,134
Income tax expense, net	(56)	(390)
Net income	$13,719	$16,744
Preferred stock dividends and participating securities' share in earnings	(3,759)	(3,689)
Net income attributable to common stockholders - see Note 11	$9,960	$13,055
Earnings per common share, basic	$0.12	$0.17
Earnings per common share, diluted	$0.12	$0.17
Weighted average number of common shares outstanding
Basic:	80,975,625	77,868,735
Diluted:	81,768,745	77,868,735
Other comprehensive income
Net income	$13,719	$16,744
Comprehensive net income	$13,719	$16,744
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2025	125	$—	8,050,000	$8	81,003,693	$81	$1,731,174	$(617,222)	$1,114,041
Issuance of common stock	—	—	—	—	3,172	*	—	—	—
Retired common stock	—	—	—	—	(379,868)	*	(8)	(3,177)	(3,185)
Amortization of stock compensation expense	—	—	—	—	—	—	2,019	—	2,019
Net income	—	—	—	—	—	—	—	13,719	13,719
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,915)	(19,915)
March 31, 2025	125	$—	8,050,000	$8	80,626,997	$81	$1,733,185	$(629,743)	$1,103,531
* Rounds to zero.

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2024	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785
Issuance of common stock	—	—	—	—	3,873	1	—	—	1
Amortization of stock compensation expense	—	—	—	—	—	—	1,672	—	1,672
Net income	—	—	—	—	—	—	—	16,744	16,744
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,162)	(19,162)
March 31, 2024	125	$—	8,050,000	$8	77,872,438	$78	$1,726,639	$(605,833)	$1,120,892
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$13,719	$16,744
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(847)	(2,012)
Amortization of deferred financing costs and debt issuance discount	2,077	2,368
Depreciation and amortization	3,992	4,247
Amortization of above and below-market leases	63	(80)
Accrued PIK interest	(163)	—
Collection of accrued PIK interest	—	1,172
Stock compensation expense	2,019	1,672
Increase of allowance for credit losses, net (see Note 3)	3,424	4,356
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(221)	44
Accrued interest and fees receivable	(1,910)	1,150
Accrued expenses and other liabilities	(905)	(804)
Accrued interest payable	(1,122)	(1,359)
Payable to affiliates	42	74
Deferred revenue	(591)	(317)
Other assets	(445)	10,116
Net cash provided by operating activities	19,132	37,371
Cash flows from investing activities:
Origination and acquisition of loans held for investment	—	(73,523)
Advances on loans held for investment	(13,440)	(10,677)
Principal repayments of loans held for investment	21,500	385,055
Capital expenditures related to real estate owned	(512)	(1,397)
Sales of loans held for investment	—	66,057
Net cash provided by investing activities	7,548	365,515
Cash flows from financing activities:
Payments on collateralized loan obligations	(131,238)	(41,019)
Proceeds from collateralized loan obligations	890,944	—
Payments on secured financing agreements	(471,691)	(201,533)
Proceeds from secured financing agreements	52,500	—
Payments on asset-specific financing arrangements	(157,390)	(141,526)
Payment of deferred financing costs	(10,937)	(158)
Payments to retire common stock	(2,789)	—
Dividends paid on common stock	(19,978)	(19,162)
Dividends paid on preferred stock	(3,144)	(3,144)
Net cash provided by (used in) financing activities	146,277	(406,542)
Net change in cash, cash equivalents, and restricted cash	172,957	(3,656)
Cash, cash equivalents and restricted cash at beginning of period	190,483	207,018
Cash, cash equivalents and restricted cash at end of period	$363,440	$203,362

Supplemental disclosure of cash flow information:
Interest paid	$42,188	$54,383
Taxes paid	$13	$14
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$69,150	$51,000
Dividends declared, not paid	$19,919	$19,166
Sale and principal repayments of loans held for investment held by servicer/trustee, net	$—	$5,500
Accrued deferred financing costs	$111	$157
Accrued capital expenditures related to real estate owned	$242	$545
Accrued costs from retired common stock	$396	$—
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company's accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 18, 2025.
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

Credit Losses
Allowance for Credit Losses for Loans Held for Investment
The Company accounts for its allowance for credit losses on loans held for investment using the Current Expected Credit Loss model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to its loans held for investment because it writes off uncollectible accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.
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
The key inputs to the Company's estimation of its allowance for credit losses as of March 31, 2025 were impacted by continued dislocations in the capital markets, declines in property values, sustained higher interest rates, the potential impact of tariffs, uncertain inflationary trends, a continued risk of recession, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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
Exit Fees Receivable
The Company's first mortgage loans may require the borrower to pay an exit fee upon repayment or maturity. For each loan that has an exit fee outstanding, the Company calculates an allowance for credit losses as of the reporting date. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets upon foreclosure. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss (expense) in the consolidated statements of income and comprehensive income.
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
In determining the fair value of the tangible assets of an acquired property, the Company considers the value of the property as if it were vacant. Revenue from real estate owned is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, the Company recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and included within Other assets on the consolidated balance sheets.
The Company records the amortization of above and below-market leases as an adjustment to Revenue from real estate owned operations on the consolidated statements of income and comprehensive income.
As of March 31, 2025, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. REO is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO over the estimated remaining holding period is less than the carrying value of the REO. An impairment loss is recorded when the carrying value of the REO exceeds its fair value. Any impairment loss and gains on sale are included in the consolidated statements of income and comprehensive income. Revenue and expenses from REO operations are included in the consolidated statements of income and comprehensive income within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. For all such syndications the Company has completed through March 31, 2025, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, the potential impact of tariffs, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of March 31, 2025, there were no Warrants outstanding.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2025 and December 31, 2024. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of March 31, 2025 and December 31, 2024, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of March 31, 2025, $0.4 million of restricted cash was combined with cash and cash equivalents of $363.0 million in the consolidated statement of cash flows. As of December 31, 2024, $0.3 million of restricted cash was combined with cash and cash equivalents of $190.2 million in the consolidated statement of cash flows.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of March 31, 2025, there were no Warrants outstanding.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 intends to enhance disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. This standard is effective for the Company beginning with its 2027 annual reporting. ASU 2024-03 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2024-03.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $16.6 million and $16.0 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, the Company received partial principal payments of $21.5 million across two loans, for total loan repayments of $21.5 million during the three months ended March 31, 2025.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	March 31, 2025		December 31, 2024
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	45	45	45	45
Floating rate loans	99.7%	99.7%	99.7%	99.7%
Total loan commitment	$3,385,861	$3,385,861	$3,412,016	$3,412,016
Unpaid principal balance(2)	$3,276,613	$3,276,613	$3,284,510	$3,284,510
Unfunded loan commitments(3)	$109,771	$109,771	$127,866	$127,866
Amortized cost	$3,271,538	$3,271,538	$3,278,588	$3,278,588
Weighted average credit spread	3.7%	3.7%	3.7%	3.7%
Weighted average all-in yield(4)	8.2%	8.2%	8.3%	8.3%
Weighted average term to extended maturity (in years)(5)	2.2	2.2	2.4	2.4
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of March 31, 2025 and December 31, 2024. As of March 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.5 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of March 31, 2025, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of March 31, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of March 31, 2025, based on the unpaid principal balance of the Company’s total loan exposure, 23.6% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 76.4% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	March 31, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,276,613	$(5,075)	$3,271,538
Total	$3,276,613	$(5,075)	$3,271,538
Allowance for credit losses			(64,721)
Loans held for investment, net			$3,206,817

	December 31, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,284,510	$(5,922)	$3,278,588
Total	$3,284,510	$(5,922)	$3,278,588
Allowance for credit losses			(61,558)
Loans held for investment, net			$3,217,030
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2024	$3,278,588	$(61,558)	$3,217,030
Loans originated and acquired	—	—	—
Additional fundings	13,440	—	13,440
Accrued PIK interest	163	—	163
Amortization of origination fees and discounts	847	—	847
Collection of principal	(21,500)	—	(21,500)
(Allowance for) reversal of credit losses	—	(3,163)	(3,163)
Balance as of March 31, 2025	$3,271,538	$(64,721)	$3,206,817
As of March 31, 2025 and December 31, 2024, there was $5.1 million and $5.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	March 31, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	62,741	—	—	—	—	62,741
3	—	469,426	206,479	756,370	1,216,245	442,608	3,091,128
4	—	—	—	—	—	117,669	117,669
5	—	—	—	—	—	—	—
Total senior loans	$—	$532,167	$206,479	$756,370	$1,216,245	$560,277	$3,271,538
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	62,716	—	—	—	—	—	62,716
3	467,735	201,588	752,847	1,213,894	—	462,607	3,098,671
4	—	—	—	—	—	117,201	117,201
5	—	—	—	—	—	—	—
Total senior loans	$530,451	$201,588	$752,847	$1,213,894	$—	$579,808	$3,278,588
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$(7,818)	$(1,911)	$—	$—	$(9,729)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	March 31, 2025	December 31, 2024
1	$—	$—
2	62,741	62,716
3	3,091,128	3,098,671
4	117,669	117,201
5	—	—
Total	$3,271,538	$3,278,588
Allowance for credit losses	(64,721)	(61,558)
Carrying value	$3,206,817	$3,217,030
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of March 31, 2025, unchanged from December 31, 2024.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of March 31, 2025. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended March 31, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	3,163
Subtotal	64,721

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Allowance for credit losses, net	79
Subtotal	2,494
Total allowance for credit losses(1)	$67,215

For the Three Months Ended March 31, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Allowance for credit losses, net	4,166
Subtotal	71,258

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Allowance for credit losses, net	190
Subtotal	2,869
Total allowance for credit losses	$74,127
________________________________
(1)Excludes $0.4 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$64,721	$—	$64,721
Unfunded loan commitments	2,494	—	2,494
Total allowance for credit losses(1)	$67,215	$—	$67,215
Total unpaid principal balance	$3,276,613	$—	$3,276,613

	December 31, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$61,558	$—	$61,558
Unfunded loan commitments	2,415	—	2,415
Total allowance for credit losses	$63,973	$—	$63,973
Total unpaid principal balance	$3,284,510	$—	$3,284,510
________________________________
(1)Excludes $0.4 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended March 31, 2025, the Company recorded an increase of $3.2 million to its allowance for credit losses, increasing its CECL reserve for loans held for investment to $67.2 million as of March 31, 2025. For the three months ended March 31, 2025, the increase to the Company's allowance for credit losses was due primarily to a net increase of $3.2 million related to the impact of an uncertain macroeconomic environment and its potential impacts on the Company's loan portfolio.
During the three months ended March 31, 2024, the Company recorded an increase of $4.4 million, increasing its allowance for credit losses to $74.1 million as of March 31, 2024. For the three months ended March 31, 2024, the increase to the Company's estimate of expected credit losses was primarily due to (i) an increase of $4.5 million related to macroeconomic assumptions employed in determining the general CECL reserve and (ii) an increase of $1.3 million resulting from the Company's loan origination activity during 2024, partially offset by (i) a decrease of $1.4 million resulting from loan repayments during 2024.
As of March 31, 2025 and December 31, 2024, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company had no loans on non-accrual status or cost-recovery. As of March 31, 2025 and December 31, 2024, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.

The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of March 31, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,271,538	$—	$—	$—	$—	$3,271,538
Total	$3,271,538	$—	$—	$—	$—	$3,271,538

		Days Outstanding as of December 31, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,278,588	$—	$—	$—	$—	$3,278,588
Total	$3,278,588	$—	$—	$—	$—	$3,278,588
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. During the three months ended March 31, 2025, none of the Company's loan modifications require disclosure pursuant to ASC 326.
As of March 31, 2025, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $0.5 million related to one loan. Total PIK interest of $0.2 million was recorded and deferred during the three months ended March 31, 2025.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

March 31, 2025
Balance as of January 1, 2025	$360
Accrued PIK interest	163
Balance as of March 31, 2025	$523

(4) Real Estate Owned
As of March 31, 2025, assets and liabilities related to REO consisted of eight properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and four office properties, one located in each of Orange, CA, San Mateo, CA, Manhattan, NY, and Houston, TX. The Company accounted for these acquisitions as asset acquisitions. The Company acquired no REO properties during the three months ended March 31, 2025.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash	$14,619	$13,195
Real estate owned - Building and building improvements	174,490	174,427
Real estate owned - Land and land improvements	80,328	80,328
Real estate owned - Tenant improvements	8,769	8,678
Real estate owned	263,587	263,433
Accumulated depreciation	(9,146)	(7,029)
Real estate owned, net	254,441	256,404
In-place lease intangibles, net(1)	15,201	17,004
Above-market lease intangibles, net(1)	2,705	2,945
Leasing commissions, net(1)	2,166	1,935
Other assets, net(1)	10,586	9,481
Total assets	$299,718	$300,964
Liabilities
Mortgage loan payable, net(2)	$30,730	$30,695
Below-market lease intangibles, net(3)	2,318	2,495
Other liabilities(3)	6,337	7,377
Total liabilities	$39,385	$40,567
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $3.9 million and $3.8 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of March 31, 2025 and December 31, 2024, respectively.
(2)During the three months ended March 31, 2025, the Company incurred interest expense of $0.6 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three months ended March 31, 2024, the Company incurred interest expense of $0.6 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(3)Included within Accrued expenses and other liabilities within the Company's consolidated balance sheets.

Rental income primarily relates to the Company's acquired and newly executed tenant leases. These leases entitle the Company to receive contractual rent payments during the lease periods and in some instances tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes. The Company elected the practical expedient to not separate the lease and non-lease components of the rent payments and accounts for these leases as operating leases.
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Rental income
Minimum lease payments	$7,646	$6,667
Variable lease payments	525	555
Total rental income	8,171	7,222
Other revenue from REO	2,108	—
Revenue from real estate owned operations	10,279	7,222
Rental property operating expenses(1)	6,358	4,099
Depreciation and amortization(2)	3,992	4,247
Expenses from real estate owned operations	10,350	8,346
Net (loss) from REO	$(71)	$(1,124)
________________________________
(1)Excludes $0.6 million of interest expense incurred during the three months ended March 31, 2025, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.6 million of interest expense incurred during the three months ended March 31, 2024, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three months ended March 31, 2025, the Company incurred $2.1 million of depreciation expense. During the three months ended March 31, 2024, the Company incurred $1.4 million of depreciation expense.
Real estate-related capital expenditures
For the three months ended March 31, 2025, the Company's capital expenditures were $0.8 million, as shown on the Company's consolidated statements of cash flows, which includes $0.2 million of accrued capital expenditures. For the three months ended March 31, 2024, the Company's capital expenditures were $1.9 million, as shown on the Company's consolidated statements of cash flows, which includes $0.5 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$29,387	$29,387
Above-market lease intangibles	3,982	3,982
Leasing commissions	2,390	2,088
Total intangible assets	35,759	35,457
Accumulated amortization:
In-place lease intangibles	(14,186)	(12,383)
Above-market lease intangibles	(1,277)	(1,037)
Leasing commissions	(224)	(153)
Total accumulated amortization	(15,687)	(13,573)
Intangible assets, net	$20,072	$21,884

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(1,993)	(1,816)
Total accumulated amortization	(1,993)	(1,816)
Intangible liabilities, net	$2,318	$2,495
The following table presents the estimated future amortization of the Company's intangibles for the remainder of 2025 and for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2025 (remaining)	$3,237	$637	$279	$(527)
2026	2,797	626	320	(496)
2027	1,672	484	310	(300)
2028	1,430	426	281	(293)
2029	916	119	241	(205)
2030	544	58	228	(152)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of March 31, 2025, were 8.5 years, 5.8 years, 7.5 years, and 6.3 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2025 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2025 (remaining)	$10,019
2026	12,187
2027	10,987
2028	9,041
2029	5,786
2030	8,736
Thereafter	57,901
Total	$114,657
The weighted average minimum term of the non-cancelable leases was approximately ten years as of March 31, 2025.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On March 28, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company did not utilize the reinvestment feature during the three months ended March 31, 2025. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
On February 16, 2022, Sub-REIT issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the three months ended March 31, 2024. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
On March 17, 2025, the Company redeemed TRTX 2019-FL3, which at its redemption had $114.6 million of investment-grade bonds outstanding. Three loans or participation interests with an aggregate unpaid principal balance of $143.0 million held by the trust were refinanced by the issuance of TRTX 2025-FL6.
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of March 31, 2025 and December 31, 2024 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$263,152	$71,541
Collateralized loan obligation proceeds held at trustee(1)	69,150	—
Accounts receivable from servicer/trustee	450	299
Accrued interest and fees receivable	17,089	10,866
Loans held for investment, net	2,735,028	1,917,210
Real estate owned, net	112,016	117,090
Other assets	3,035	3,947
Total assets	$3,199,920	$2,120,953
Liabilities
Accrued interest payable	$4,644	$4,436
Accrued expenses	3,982	4,738
Collateralized loan obligations, net(2)	2,503,552	1,681,660
Payable to affiliates	4,374	3,052
Deferred revenue	1,362	2,583
Total liabilities	$2,517,914	$1,696,469
________________________________
(1)Includes $69.2 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of March 31, 2025.
(2)Net of $2.4 million of unamortized discount related to TRTX 2025-FL6 as of March 31, 2025 and $7.6 million and $0.6 million of unamortized deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	March 31, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	$876,128	$783,262	3.79%	2.0
Financing provided	1	Term SOFR	663,628	663,628	1.94%	12.9
TRTX 2022-FL5
Collateral loan investments	26	Term SOFR	1,055,391	1,033,036	3.70%	1.9
Financing provided	1	Term SOFR	887,422	887,408	2.02%	13.9
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,085,666	3.45%	3.0
Financing provided	1	Term SOFR	962,500	952,516	1.83%	17.4
Total
Collateral loan and REO investments(4)	64	Term SOFR	$3,031,519	$2,901,964	3.63%	2.3 years
Financing provided(5)	3	Term SOFR	$2,513,550	$2,503,552	1.93%	15.0 years
________________________________
(1)Includes REO investments held in the Company's CRE CLOs and excludes other REO investments of $17.2 million held within the Sub-REIT.
(2)Weighted average spread excludes the amortization of loan fees, deferred financing costs, and debt issuance discounts.
(3)Loan term represents weighted average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of underlying loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)Collateral loan investment assets of FL4, FL5 and FL6 represent 21.2%, 32.2% and 31.5%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of March 31, 2025.
(5)During the three months ended March 31, 2025, the Company recognized interest expense of $27.6 million, which includes $0.6 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(3)Collateral loan investment assets of FL3, FL4, and FL5 represent 9.5%, 27.0%, and 32.2%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2024.
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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	March 31, 2025	December 31, 2024
Collateralized loan obligations(1)	$2,513,550	$1,682,288
Secured credit agreements	252,476	585,042
Asset-specific financing arrangements	29,110	186,500
Secured revolving credit facility	—	86,625
Mortgage loan payable	31,200	31,200
Total	$2,826,336	$2,571,655
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of March 31, 2025 and December 31, 2024, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	March 31, 2025
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/26	08/19/28	2.3%	6.6%	$500,000	$356,229	$143,771	$213,605	$213,594
Wells Fargo	12/06/27	12/06/27	1.8%	6.1%	500,000	441,695	58,305	79,156	79,100
Barclays	08/13/25	08/13/26	1.7%	6.0%	500,000	449,600	50,400	63,000	62,978
Bank of America	06/06/26	06/06/26	—%	—%	200,000	200,000	—	—	—
Totals					$1,700,000	$1,447,524	$252,476	$355,761	$355,672
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, the Company repaid $332.6 million of borrowings under its secured credit agreements. Additionally, the Company accelerated $0.1 million of unamortized deferred financing costs related to these agreements within interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2025-FL6.

The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2024
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	08/19/26	08/19/28	2.2%	6.6%	$500,000	$238,879	$261,121	$485,557	$485,207
Wells Fargo(3)	12/06/27	12/06/27	1.7%	6.0%	500,000	274,470	225,530	295,833	294,810
Barclays	08/13/25	08/13/26	1.7%	6.0%	500,000	437,474	62,526	84,827	84,754
Bank of America	06/06/26	06/06/26	1.8%	6.1%	200,000	164,135	35,865	50,824	50,824
Totals					$1,700,000	$1,114,958	$585,042	$917,041	$915,595
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
Secured Credit Agreement Terms
As of March 31, 2025 and December 31, 2024, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of March 31, 2025 and December 31, 2024 consisted of 14 and 21 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	March 31, 2025
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$213,605	$217,209	$144,072	$73,137	6.6%	1237
Wells Fargo	500,000	79,156	79,915	58,443	21,472	1.9%	980
Barclays	500,000	63,000	62,955	50,525	12,430	1.1%	500
Bank of America	200,000	—	—	—	—	—%	432
Total / weighted average	$1,700,000	$355,761	$360,079	$253,040	$107,039		1030
_______________________
(1)Loan amounts include interest receivable of $4.4 million and are net of premium, discount and origination fees of $0.1 million.
(2)Loan amounts include interest payable of $0.6 million and do not reflect unamortized deferred financing fees of $0.5 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2025 and 2024, the weighted average unused fee was 20 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco.
As of March 31, 2025, the Company did not have any outstanding borrowings under its secured revolving credit facility. As of December 31, 2024, the Company pledged one loan investment with a collateral principal balance of $115.5 million and had outstanding Term SOFR-based borrowings of $86.6 million.

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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	March 31, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
BMO Facility	1	200,000	29,110	29,080	2.0%	2.4	1	39,768	39,702	2.4
Total / weighted average		$200,000	$29,110	$29,080	2.0%	2.4 years		$39,768	$39,702	2.4 years
_______________________
(1)Net of $0.03 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan assets are exercised by the borrower.
As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, the Company repaid $157.4 million of borrowings under the HSBC Facility and Customers Bank asset-specific financing arrangements. Additionally, the Company accelerated $0.6 million of unamortized deferred financing costs related to these arrangements within interest expense in its consolidated statements of income and comprehensive income. See Note 5 for details regarding the Company's issuance of TRTX 2025-FL6.
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of March 31, 2025 and December 31, 2024, the carrying value of the loan was $30.7 million and $30.7 million, respectively.
Financial Covenant Compliance
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements require Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness.
Tangible Net Worth
$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock. With respect to the Secured Revolving Credit Facility, $0.8 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense) after September 30, 2024, minus 75% of the redeemed or repurchased preferred or redeemable equity or stock after September 30, 2024.

Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0.
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0, effective June 30, 2023. Previously, 1.5 to 1.0.
The financial covenants and guarantees for outstanding borrowings related to the Company’s secured credit agreements and secured revolving credit facility require Holdco to maintain compliance with certain financial covenants. The uncertain long-term impact of global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, the potential impact of tariffs, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, on the commercial real estate markets and global capital markets may make it more difficult to meet or satisfy these covenants, and there can be no assurance that the Company will remain in compliance with these covenants in the future.
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of March 31, 2025 and December 31, 2024, respectively.
(7) Schedule of Maturities
As of March 31, 2025, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2025	$134,996	$84,596	$50,400	$—	$—	$—
2026	1,011,411	1,011,411	—	—	—	—
2027	737,598	650,183	58,305	—	29,110	—
2028	456,846	281,875	143,771	—	—	31,200
2029	382,779	382,779	—	—	—	—
Thereafter	102,706	102,706	—	—	—	—
Total	$2,826,336	$2,513,550	$252,476	$—	$29,110	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of March 31, 2025 and December 31, 2024, the Company had $293.1 million and $124.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of its CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	March 31, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,276,613	$3,206,817	$—	$—	$3,248,030
Financial liabilities
Collateralized loan obligations	2,513,550	2,503,552	—	—	2,493,502
Secured credit agreements	252,476	252,010	—	—	251,919
Asset-specific financing arrangements	29,110	29,080	—	—	29,038
Mortgage loan payable	31,200	30,730	—	—	31,200

	December 31, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,284,510	$3,217,030	$—	$—	$3,258,017
Financial liabilities
Collateralized loan obligations	1,682,288	1,681,660	—	—	1,661,615
Secured credit agreements	585,042	584,235	—	—	580,921
Asset-specific financing arrangements	186,500	185,741	—	—	186,006
Secured revolving credit facility	86,625	86,492	—	—	86,625
Mortgage loan payable	31,200	30,695	—	—	31,200
As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s loans held for investment portfolio was $3.2 billion and $3.3 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of March 31, 2025 and December 31, 2024 was 3.66% and 3.68%, respectively. The weighted average years to maturity as of March 31, 2025 and December 31, 2024 was 2.2 years and 2.4 years, respectively, assuming full extension of all loans held for investment.
As of March 31, 2025 and December 31, 2024, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three months ended March 31, 2025.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2025 and December 31, 2024, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2025 and 2024, the Company did not have interest or penalties associated with the underpayment of any income taxes.
The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a portion of its loan investment portfolio. Due to unusually low LIBOR rates between March 2020 and September 2022, coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs have in the past generated EII, which may be treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII among its shareholders in proportion to its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is approximately 21%. This tax liability is included in the consolidated statements of income and comprehensive income and balance sheets of the Company.
For the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and $0.4 million, respectively, of federal, state, and local tax expense.
As of March 31, 2025, the Company had no income tax assets and no income tax liability recorded for the operating activities of the Company’s TRSs. As of December 31, 2024, the Company had no income tax assets and no income tax liability recorded for the operating activities of the Company’s TRSs.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of March 31, 2025, the Company has $194.1 million of capital losses, of which $174.3 million and $19.8 million will expire at the end of 2025 and 2028, respectively, if unused.
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
Core Earnings, as defined in the Management Agreement, means the net income (loss) attributable to the holders of the Company’s common stock and, without duplication, the holders of the Company’s subsidiaries’ equity securities (other than the Company or any of the Company’s subsidiaries), computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses, including an allowance for credit losses, or other similar non-cash items that are included in net income for the applicable period, regardless of whether such items are included in other comprehensive income or loss or in net income and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the Company’s independent directors.

Management Fees and Incentive Management Fees Incurred and Paid
The following table details the management fees and incentive management fees incurred and paid pursuant to the Management Agreement (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Incurred
Management fees	$5,153	$4,987
Incentive management fee	—	—
Total management and incentive fees incurred	$5,153	$4,987

Paid
Management fees	$5,111	$4,913
Incentive management fee	—	—
Total management and incentive fees paid	$5,111	$4,913
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 are $5.2 million and $5.1 million, respectively. No incentive management fee was earned during the three months ended March 31, 2025 and 2024.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended March 31, 2025 and 2024, the Company reimbursed the Manager $0.4 million and $0.3 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of March 31, 2025 and December 31, 2024, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three months ended March 31, 2025, the Company incurred $0.4 million of expenses for these services.
The Company engaged TPG Capital BD, an affiliate of TPG, Inc. to provide capital markets services in connection with the issuance of TRTX 2025-FL6. The Company incurred $0.1 million of expenses for these services.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2025 and 2024, $0.6 million and $0.5 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plan. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of March 31, 2025, there were no Warrants outstanding. For the three months ended March 31, 2024, 395,802 warrants are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive. For the three months ended March 31, 2024, 436,727 participating securities are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$13,719	$16,744
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(611)	(541)
Net income attributable to common stockholders	$9,960	$13,055
Weighted average common shares outstanding, basic	80,975,625	77,868,735
Weighted average common shares outstanding, diluted	81,768,745	77,868,735
Earnings per common share, basic(2)	$0.12	$0.17
Earnings per common share, diluted(2)	$0.12	$0.17
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
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of March 31, 2025, there were no Warrants outstanding.
Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company repurchased 379,868 shares of common stock, at a weighted average price of $8.36 per share, for total consideration (including commissions and related fees) of $3.2 million during the three months ended March 31, 2025. As of March 31, 2025, the Company had $21.8 million of remaining capacity under its share repurchase program. See Note 16 for details regarding the Company's repurchases of shares of common stock during the period from April 1, 2025 through April 25, 2025.

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
On March 14, 2025, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.9 million in the aggregate, for the first quarter of 2025. The common stock dividend was paid on April 25, 2025 to the holders of record of the Company’s common stock as of March 28, 2025.
On March 11, 2025, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2025. The Series C Preferred Stock dividend was paid on March 31, 2025 to the preferred stockholders of record as of March 21, 2025.
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
For the three months ended March 31, 2025 and 2024, common stock dividends in the amount of $19.9 million and $19.2 million, respectively, were declared and approved.
For the three months ended March 31, 2025 and 2024, Series C Preferred Stock dividends in the amount of $3.1 million and $3.1 million, respectively, were declared and approved.
As of March 31, 2025 and December 31, 2024, common stock dividends of $19.9 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of March 31, 2025, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plan:

	Common Stock	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2024	2,377,123	$7.98
Granted	—	—
Vested	—	—
Forfeited	(13,605)	7.77
Balance as of March 31, 2025	2,363,518	$7.94
Generally, common shares vest over a four-year period pursuant to the terms of the award and the Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share Grant Vesting Year	Shares of Common Stock
2025	871,861
2026	765,079
2027	481,238
2028	245,340
Total	2,363,518
During the three months ended March 31, 2025, the Company accrued 3,172 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025.
During the three months ended March 31, 2024, the Company accrued 3,873 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2024.
As of March 31, 2025, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $13.3 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recognized $2.0 million and $1.7 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of March 31, 2025 and December 31, 2024 was $109.8 million and $127.9 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.5 million and $2.4 million as of March 31, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of March 31, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.
(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	March 31, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,772,566	$45,671	52.3%	$1,727,418	52.7%
Office	584,547	19,692	17.3	564,855	17.2
Life Science	368,573	14,019	10.9	354,554	10.8
Hotel	348,400	10,895	10.3	337,505	10.3
Industrial	166,000	16,400	4.9	149,600	4.6
Mixed-Use	78,775	3,094	2.3	75,681	2.3
Self Storage	67,000	—	2.0	67,000	2.1
Total	$3,385,861	$109,771	100.0%	$3,276,613	100.0%

	December 31, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,777,221	$56,101	52.0%	$1,721,480	52.4%
Office	606,047	23,788	17.8	582,259	17.7
Life Science	368,573	14,019	10.8	354,554	10.8
Hotel	348,400	14,110	10.2	334,290	10.2
Industrial	166,000	16,400	4.9	149,600	4.6
Mixed-Use	78,775	3,448	2.3	75,327	2.3
Self Storage	67,000	—	2.0	67,000	2.0
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.5 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,252,820	$39,727	37.0%	$1,213,616	37.0%
East	945,249	11,154	27.9	934,095	28.5
South	813,192	40,940	24.0	772,252	23.6
Various	309,000	16,800	9.1	292,200	8.9
Midwest	65,600	1,150	2.0	64,450	2.0
Total	$3,385,861	$109,771	100.0%	$3,276,613	100.0%

	December 31, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,254,320	$47,318	36.7%	$1,207,362	36.8%
East	965,249	12,678	28.3	952,571	29.0
South	817,847	49,016	24.0	768,831	23.4
Various	309,000	16,800	9.1	292,200	8.9
Midwest	65,600	2,054	1.9	63,546	1.9
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.5 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,518,134	$19,483	44.8%	$1,499,174	45.8%
Moderate Transitional	987,538	54,699	29.2	932,839	28.4
Light Transitional	880,189	35,589	26.0	844,600	25.8
Total	$3,385,861	$109,771	100.0%	$3,276,613	100.0%

	December 31, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,522,789	$27,472	44.6%	$1,495,677	45.5%
Moderate Transitional	1,009,038	63,063	29.6	945,975	28.8
Light Transitional	880,189	37,331	25.8	842,858	25.7
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.5 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

(16) Subsequent Events
The following events occurred subsequent to March 31, 2025:
•From April 1, 2025 through April 25, 2025, the Company repurchased 769,623 shares of common stock, at a weighted average price of $7.32 per share, for total consideration (including commissions and related fees) of $5.6 million. The Company had $16.1 million of remaining capacity under its share repurchase program as of April 25, 2025.
•The Company closed two first mortgage loans secured by multifamily properties with aggregate total loan commitments of $131.0 million and aggregate initial fundings of $128.9 million.
•The Company received a full loan repayment of one multifamily first mortgage loan with a total loan commitment and unpaid principal balance of $44.4 million and $44.4 million, respectively. The loan carried a risk rating of 3.0 as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 18, 2025. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from any results expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in our Form 10-K filed with the SEC on February 18, 2025.
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
We continue to evaluate the effects of macroeconomic conditions, including, without limitation: a period of sustained high interest rates; the potential impact of tariffs; inflation; structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe; geopolitical tensions; concerns of an economic recession in the near term; and changes to the way commercial tenants use real estate, specifically office buildings. Rising interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declines in commercial property values, and elevated geopolitical risk led us to continue to curtail our loan origination volume and maintain high levels of liquidity during 2024 and continuing through 2025.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 18, 2025.
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

First Quarter 2025 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $10.0 million, compared to $6.9 million for the three months ended December 31, 2024, an increase of $3.1 million.
•Produced Net interest income of $24.9 million, resulting from interest income of $68.0 million and interest expense of $43.1 million. Net interest income increased $0.2 million compared to the three months ended December 31, 2024.
•Generated Distributable Earnings of $19.4 million, compared to $7.8 million for the three months ended December 31, 2024, an increase of $11.6 million.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $3.2 million, for a total allowance for credit losses of $67.2 million, or 199 basis points of total loan commitments of $3.4 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended March 31, 2025.
Investment Portfolio Activity:
•Loan portfolio activity included $13.6 million of future funding obligations associated with existing loans and partial principal payments of $21.5 million related to two loans.
•Issued TRTX 2025-FL6, a $1.1 billion managed CRE CLO with $962.5 million of investment-grade bonds outstanding, a 30-month reinvestment period, an advance rate of 87.5%, and a weighted average interest rate at issuance of Term SOFR plus 1.83%, before transaction costs.
•Redeemed $114.6 million of outstanding investment-grade bonds associated with TRTX 2019-FL3. Three of the collateral interests with an aggregate unpaid principal balance of $143.0 million were refinanced by the issuance of TRTX 2025-FL6.
•Extended our secured revolving credit facility by three years to February 2028 and increased the capacity by $85.0 million to $375.0 million, with a syndicate of seven lenders.
Liquidity:
•Maintained substantial near-term liquidity of $457.6 million, as of March 31, 2025, comprised of:
•$363.0 million of cash-on-hand, of which $348.0 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $22.7 million under secured credit agreements with two lenders, and $2.7 million under other financing arrangements.
We have financed our loan investments as of March 31, 2025 utilizing three CRE CLOs totaling $2.5 billion, $252.5 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, and $29.1 million under asset-specific financing arrangements. As of March 31, 2025, 89.9% of our borrowings were pursuant to our CRE CLO vehicles, 9.1% were pursuant to our secured credit agreements and secured revolving credit facility and 1.0% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 91.0% of total loan portfolio borrowings as of March 31, 2025.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of March 31, 2025, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 2.03% (2.03% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.8 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended March 31, 2025, we recorded net income attributable to common stockholders of $0.12 per diluted common share, an increase of $0.03 per diluted common share from the three months ended December 31, 2024, of which $0.04 per diluted common share relates to an increase in revenue from real estate owned operations primarily due to revenue earned from the sale of a historical tax credit during the first quarter of 2025.
Distributable Earnings per diluted common share was $0.24 for the three months ended March 31, 2025, an increase of $0.14 per diluted common share from the three months ended December 31, 2024. The increase in Distributable Earnings per diluted common share was primarily due to an increase in realized losses on loan write-offs and REO conversions of $0.12 per diluted common share during the fourth quarter of 2024.
For the three months ended March 31, 2025, we declared a cash dividend of $0.24 per common share which was paid on April 25, 2025.
Our book value per common share as of March 31, 2025 was $11.19, a decrease of $0.08 per common share from our book value per common share as of December 31, 2024 of $11.27, primarily due to an increase in credit loss expense during the three months ended March 31, 2025 of $3.4 million, or $0.04 per common share.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2025	December 31, 2024
Net income	$13,719	$10,682
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(611)	(625)
Net income attributable to common stockholders - see Note 11	$9,960	$6,909
Weighted average common shares outstanding, basic	80,975,625	80,931,861
Weighted average common shares outstanding, diluted - see Note 11	81,768,745	80,931,861
Earnings per common share, basic(2)	$0.12	$0.09
Earnings per common share, diluted(2)	$0.12	$0.09
Dividends declared per common share	$0.24	$0.24
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
Distributable Earnings excludes the impact of our credit loss provision or reversals of our credit loss provision, but only to the extent that our credit loss provision exceeds any realized credit losses during the applicable reporting period. See Note 2 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our accounting policies and estimation of our allowance for credit losses.
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2025	December 31, 2024
Net income attributable to common stockholders - see Note 11	$9,960	$6,909
Non-cash stock compensation expense	2,019	1,886
Depreciation and amortization	3,992	4,131
Credit loss expense, net	3,424	4,629
Distributable earnings before realized losses from loan sales and other loan resolutions	$19,395	$17,555
Realized loss on loan write-offs related to loan sales and REO conversions	—	(9,729)
Distributable earnings	$19,395	$7,826
Weighted average common shares outstanding, basic	80,975,625	80,931,861
Weighted average common shares outstanding, diluted - see Note 11	81,768,745	80,931,861
Distributable earnings per common share, basic	$0.24	$0.10
Distributable earnings per common share, diluted	$0.24	$0.10

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	March 31, 2025	December 31, 2024
Total stockholders’ equity	$1,103,531	$1,114,041
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$902,156	$912,666
Number of common shares outstanding at period end	80,626,997	81,003,693
Book value per common share	$11.19	$11.27

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of March 31, 2025, our loans held for investment portfolio consisted of 45 first mortgage loans (or interests therein) totaling $3.4 billion of commitments with an unpaid principal balance of $3.3 billion. As of March 31, 2025, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of March 31, 2025, we had $109.8 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of March 31, 2025, we owned four office properties and four multifamily properties with an aggregate carrying value of $272.2 million.
During the three months ended March 31, 2025, loan fundings included $13.6 million of deferred future fundings related to previously originated loans. We received principal amortization of $21.5 million across two loans.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	March 31, 2025	December 31, 2024
Loan originations and acquisitions — initial funding	$—	$225,200
Other loan fundings(1)	13,603	4,657
Loan repayments	(21,500)	(110,173)
Realized loss on loan write-offs, loan sales, and REO conversions	—	(9,729)
Loan extinguishment upon conversion to REO(2)	—	(89,499)
Total loan activity, net	$(7,897)	$20,456
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.
(2)For the three months ended December 31, 2024, includes extinguishment of two first mortgage loans with an aggregate unpaid principal balance of $99.2 million pursuant to loan conversions in November 2024 and December 2024 as a result of our acquisition of the underlying properties pursuant to judicial foreclosure or UCC foreclosure, as applicable.
For the three months ended March 31, 2025, we generated interest income of $68.0 million and incurred interest expense of $43.1 million, which resulted in net interest income of $24.9 million.

The following table details overall statistics for our loans held for investment portfolio as of March 31, 2025 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	45	45
Floating rate loans	99.7%	99.7%
Total loan commitments	$3,385,861	$3,385,861
Unpaid principal balance(2)	$3,276,613	$3,276,613
Unfunded loan commitments(3)	$109,771	$109,771
Amortized cost	$3,271,538	$3,271,538
Weighted average credit spread	3.7%	3.7%
Weighted average all-in yield(4)	8.2%	8.2%
Weighted average term to extended maturity (in years)(5)	2.2	2.2
Weighted average LTV(6)	66.1%	66.1%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of March 31, 2025. As of March 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.5 million related to one loan as of March 31, 2025.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of March 31, 2025, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of March 31, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2025, based on the unpaid principal balance of our total loan exposure, 23.6% of our loans were subject to yield maintenance or other prepayment restrictions and 76.4% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of March 31, 2025 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$1,205,637	$1,177,829	0.17%
0.51% to 1.00%	224,535	221,367	0.82
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	231,160	209,291	2.37
2.51% to 3.00%	827,112	814,894	2.96
3.01% to 3.50%	722,617	689,072	3.35
3.51% or greater	174,800	164,160	3.83
Total	$3,385,861	$3,276,613	1.90%
_________________________________
(1)Excludes capitalized interest of $0.5 million related to one loan.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of March 31, 2025, we owned four office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the three months ended March 31, 2025, we did not acquire or sell any REO properties.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of March 31, 2025 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$47,436
Office	Manhattan, NY	December 2023	38,058
Office	San Mateo, CA	December 2023	15,246
Office	Orange, CA	December 2023	17,217
Multifamily	Arlington Heights, IL	December 2023	66,799
Multifamily	San Antonio, TX	November 2024	26,440
Multifamily	San Antonio, TX	November 2024	24,303
Multifamily	Chicago, IL	December 2024	36,696
			$272,195

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	March 31, 2025		December 31, 2024
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	1	62,741	1	62,716
3	42	3,091,128	42	3,098,671
4	2	117,669	2	117,201
5	—	—	—	—
Totals	45	$3,271,538	45	$3,278,588
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	March 31, 2025			December 31, 2024
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	26	$1,724,739	3.0	26	$1,718,386	3.0
Office	6	564,661	3.1	6	581,996	3.1
Life Science	3	354,479	3.0	3	354,402	3.0
Hotel	6	336,788	2.8	6	333,443	2.8
Industrial	2	148,231	3.0	2	148,103	3.0
Mixed-Use	1	75,681	4.0	1	75,327	4.0
Self Storage	1	66,959	3.0	1	66,931	3.0
Totals	45	$3,271,538	3.0	45	$3,278,588	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of March 31, 2025, unchanged from December 31, 2024.
During the three months ended March 31, 2025, we did not upgrade or downgrade any of our loans as part of our quarterly risk rating process.

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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended March 31, 2025, we recorded an increase of $3.2 million in our allowance for credit losses resulting in an aggregate CECL reserve of $67.2 million at quarter-end. This increase was primarily attributable to an increase in the general reserve which reflects the impact of an uncertain macroeconomic environment and includes macroeconomic assumptions that include ongoing concerns about growing geopolitical tensions, the potential impact of market volatility and tariffs, the general level of interest rates and slope of the yield curve, the possibility of an economic recession, limited liquidity in the capital markets, structural shifts and regulatory changes in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2025
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$64,721	$3,276,613	$2,494	$109,771	$3,385,861	199	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$64,721	$3,276,613	$2,494	$109,771	$3,385,861	199	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	March 31, 2025	December 31, 2024
Collateralized loan obligations	$2,513,550	$1,682,288
Secured credit agreements	252,476	585,042
Asset-specific financing arrangements	29,110	186,500
Secured revolving credit facility	—	86,625
Mortgage loan payable	31,200	31,200
Total	$2,826,336	$2,571,655
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of March 31, 2025, non-mark-to-market financing sources accounted for 91.0% of our total loan portfolio borrowings. The remaining 9.0% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of March 31, 2025, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			March 31, 2025			December 31, 2024
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements(1)
Goldman Sachs	Credit	25.0%	$—	$143,771	$143,771	$—	$261,121	$261,121
Wells Fargo	Credit	25.0%	—	58,305	58,305	—	225,530	225,530
Barclays	Credit	25.0%	—	50,400	50,400	—	62,526	62,526
Bank of America	Credit	25.0%	—	—	—	—	35,865	35,865
			—	252,476	252,476	—	585,042	585,042
Secured revolving credit facility
Syndicate lenders	None	100.0%	—	—	—	86,625	—	86,625

Asset-specific financing(2)
HSBC Facility	None	20.0%	—	—	—	136,011	—	136,011
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Customers Bank	None	n.a	—	—	—	21,379	—	21,379
			29,110	—	29,110	186,500	—	186,500
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	—	—	—	119,526	—	119,526
TRTX 2021-FL4	None	n.a	663,628	—	663,628	673,909	—	673,909
TRTX 2022-FL5	None	n.a	887,422	—	887,422	888,853	—	888,853
TRTX 2025-FL6	None	n.a	962,500	—	962,500	—	—	—
			2,513,550	—	2,513,550	1,682,288	—	1,682,288

Total indebtedness			$2,542,660	$252,476	$2,795,136	$1,955,413	$585,042	$2,540,455
Percentage of total indebtedness			91.0%	9.0%	100.0%	77.0%	23.0%	100.0%
________________________________
(1)As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, we repaid $332.6 million of borrowings under our secured credit agreements. Additionally, we accelerated $0.1 million of unamortized deferred financing costs related to these agreements within interest expense in our consolidated statements of income and comprehensive income.
(2)As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, we repaid $157.4 million of borrowings under the HSBC Facility and Customers Bank asset-specific financing arrangements. Additionally, we accelerated $0.6 million of unamortized deferred financing costs related to these arrangements within interest expense in our consolidated statements of income and comprehensive income.

Secured Credit Agreements
As of March 31, 2025, aggregate borrowings outstanding under our secured credit agreements totaled $0.3 billion. As of March 31, 2025, the overall weighted average interest rate was the benchmark interest rate plus 2.03% per annum and the overall weighted average advance rate was 77.6%. As of March 31, 2025, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.8 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of March 31, 2025 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$213,605	75.9%	$161,501	$143,771	$17,730	$338,499	2.26%	08/19/28
Wells Fargo	500,000	79,156	79.9	63,280	58,305	4,975	436,720	1.78	12/06/27
Barclays	500,000	63,000	80.0	50,400	50,400	—	449,600	1.65	08/13/26
Bank of America	200,000	—	—	—	—	—	200,000	—	06/06/26
Totals / weighted average	$1,700,000	$355,761	77.6%	$275,181	$252,476	$22,705	$1,424,819	2.03%
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
Generally, our secured credit agreements allow for revolving balances, which allow us to voluntarily repay balances and draw again on existing available credit. The primary obligor on each secured credit agreement is a separate special purpose subsidiary of ours which is restricted from conducting any activity other than that related to the utilization of its secured credit agreement and the loans or loan interests that are originated or acquired by such subsidiary. As additional credit support, our holding company subsidiary, Holdco, provides certain guarantees of the obligations of its subsidiaries. Holdco’s liability is generally capped at 25% of the outstanding obligations of the special purpose subsidiary which is the primary obligor under the related agreement. However, this liability cap does not apply in the event of certain “bad boy” defaults which can trigger recourse to Holdco for losses or the entire outstanding obligations of the borrower depending on the nature of the “bad boy” default in question. Examples of such “bad boy” defaults include, without limitation, fraud, intentional misrepresentation, willful misconduct, incurrence of additional debt in violation of financing documents, and the filing of a voluntary or collusive involuntary bankruptcy or insolvency proceeding of the special purpose entity subsidiary or the guarantor entity.

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
As of March 31, 2025, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.4% compared to 22.4% as of December 31, 2024.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2025, the weighted average unused fee was 20 basis points. This facility is 100% recourse to Holdco. As of March 31, 2025, we did not have any outstanding borrowings under our secured revolving credit facility.
Asset-Specific Financing Arrangements
As of March 31, 2025, we had one asset-specific financing arrangement with one third-party lender (the "BMO Facility"). The BMO Facility provides asset-specific financing on a non-mark-to-market basis with matched term. This facility is 25% recourse to Holdco.
The following table details our asset-specific financing arrangement (dollars in thousands):

	March 31, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
BMO Facility	1	200,000	29,110	29,080	2.0%	2.4	1	39,768	39,702	2.4
Total / weighted average		$200,000	$29,110	$29,080	2.0%	2.4 years		$39,768	$39,702	2.4 years
_______________________
(1)Net of $0.03 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of March 31, 2025, we had three collateralized loan obligations, TRTX 2025-FL6, TRTX 2022-FL5, and TRTX 2021-FL4, totaling $2.5 billion, financing $2.8 billion, or 84.9%, of our loans held for investment portfolio. As of March 31, 2025, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 89.9% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.93%, and have a weighted average advance rate of 83.2%. Each CRE CLO included a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	March 31, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2021-FL4
Collateral loan and REO investments	19	Term SOFR	$876,128	$783,262	3.79%	2.0
Financing provided	1	Term SOFR	663,628	663,628	1.94%	12.9
TRTX 2022-FL5
Collateral loan investments	26	Term SOFR	1,055,391	1,033,036	3.70%	1.9
Financing provided	1	Term SOFR	887,422	887,408	2.02%	13.9
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,085,666	3.45%	3.0
Financing provided	1	Term SOFR	962,500	952,516	1.83%	17.4
Total
Collateral loan and REO investments(4)	64	Term SOFR	$3,031,519	$2,901,964	3.63%	2.3 years
Financing provided(5)	3	Term SOFR	$2,513,550	$2,503,552	1.93%	15.0 years
________________________________
(1)Includes REO investments held in our CRE CLOs and excludes other REO investments of $17.2 million held within the Sub-REIT.
(2)Weighted average spread excludes the amortization of loan fees, deferred financing costs, and debt issuance discounts.
(3)Loan term represents weighted average final maturity, assuming extension options are exercised by the borrower. Repayments of CRE CLO notes are dependent on timing of underlying loan repayments post-reinvestment period. The term of the CRE CLO notes represents the rated final distribution date.
(4)Collateral loan investment assets of FL4, FL5 and FL6 represent 21.2%, 32.2% and 31.5% of the aggregate unpaid principal balance of our loans held for investment portfolio as of March 31, 2025.
(5)During the three months ended March 31, 2025, we recognized interest expense of $27.6 million, which includes $0.6 million of discount and deferred financing cost amortization.
The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. The reinvestment period for TRTX 2025-FL6 will end on September 18, 2027.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of March 31, 2025, the carrying value of the loan was $30.7 million.
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
As of March 31, 2025, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-Q.
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of March 31, 2025 and December 31, 2024, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of March 31, 2025, 99.7% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.5 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans. The floating rate liabilities do not have interest rate floors. The weighted average interest rate floor on the mortgage loan investment portfolio was 1.90% as of March 31, 2025. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of March 31, 2025 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,268,340
Floating rate mortgage loan liabilities(1)(2)	(2,795,136)
Total floating rate mortgage loan exposure, net	$473,204
__________________________________
(1)As of March 31, 2025, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2025			December 31, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,274,281	$68,045	8.3%	$3,210,646	$68,992	8.6%
Core interest-earning assets	$3,274,281	$68,045	8.3%	$3,210,646	$68,992	8.6%

Interest-bearing liabilities:
Collateralized loan obligations	$1,704,092	$27,578	6.5%	$1,699,613	$29,944	7.0%
Secured credit agreements	594,044	9,491	6.4%	527,955	9,010	6.8%
Secured revolving credit facility	91,525	1,853	8.1%	41,443	1,103	10.6%
Asset-specific financing arrangements	179,505	3,587	8.0%	193,866	3,607	7.4%
Mortgage loan payable	31,200	634	8.1%	31,200	648	8.3%
Total interest-bearing liabilities	$2,600,366	$43,143	6.6%	$2,494,077	$44,312	7.1%
Net interest income(3)		$24,902			$24,680

Other Interest-earning assets:
Cash equivalents	$180,204	$1,829	4.1%	$221,919	$2,457	4.4%
Accounts receivable from servicer/trustee	11,592	8	0.3%	3,109	9	1.1%
Total interest-earning assets	$3,466,077	$69,882	8.1%	$3,435,674	$71,458	8.3%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2025. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,274,281	$68,045	8.3%	$3,423,951	$82,184	9.6%
Core interest-earning assets	$3,274,281	$68,045	8.3%	$3,423,951	$82,184	9.6%

Interest-bearing liabilities:
Collateralized loan obligations	$1,704,092	$27,578	6.5%	$1,887,826	$36,221	7.7%
Secured credit agreements	594,044	9,491	6.4%	764,534	13,984	7.3%
Secured revolving credit facility	91,525	1,853	8.1%	22,870	785	13.7%
Asset-specific financing arrangements	179,505	3,587	8.0%	168,610	3,763	8.9%
Mortgage loan payable	31,200	634	8.1%	31,200	628	8.0%
Total interest-bearing liabilities	$2,600,366	$43,143	6.6%	$2,875,040	$55,381	7.7%
Net interest income(3)		$24,902			$26,803

Other Interest-earning assets:
Cash equivalents	$180,204	$1,829	4.1%	$192,401	$2,222	4.6%
Accounts receivable from servicer/trustee	11,592	8	0.3%	188,275	2,641	5.6%
Total interest-earning assets	$3,466,077	$69,882	8.1%	$3,804,627	$87,047	9.2%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2025. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended March 31, 2025 and December 31, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2025	December 31, 2024[2]	Variance
Interest income and interest expense
Interest income	$68,045	$68,992	$(947)
Interest expense	(43,143)	(44,312)	1,169
Net interest income	24,902	24,680	222
Other revenue
Other income, net	1,851	2,525	(674)
Revenue from real estate owned operations	10,279	7,536	2,743
Total other revenue	12,130	10,061	2,069
Other expenses
Professional fees	788	1,299	(511)
General and administrative	1,101	1,029	72
Stock compensation expense	2,019	1,886	133
Servicing and asset management fees	422	464	(42)
Management fee	5,153	5,111	42
Expenses from real estate owned operations	10,350	9,798	552
Total other expenses	19,833	19,587	246
Credit loss expense, net	(3,424)	(4,629)	1,205
Income before income taxes	13,775	10,525	3,250
Income tax expense, net	(56)	157	(213)
Net income	$13,719	$10,682	$3,037
Preferred stock dividends and participating securities' share in earnings	(3,759)	(3,773)	14
Net income attributable to common stockholders - see Note 11	$9,960	$6,909	$3,051
Other comprehensive income
Net income	$13,719	$10,682	$3,037
Comprehensive net income	$13,719	$10,682	$3,037
Earnings per common share, basic(1)	$0.12	$0.09	$0.03
Earnings per common share, diluted(1)	$0.12	$0.09	$0.03
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended December 31, 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025.
Net Interest Income
Net interest income increased by $0.2 million to $24.9 million during the three months ended March 31, 2025 compared to $24.7 million for the three months ended December 31, 2024. The increase was primarily attributable to interest savings on our investment portfolio financing arrangements due to a decrease in our weighted average cost of funds from 2.00% as of December 31, 2024 to 1.94% as of March 31, 2025 and a decrease in the index rate.

Other Revenue
Other revenue increased $2.1 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase in revenue from real estate owned operations due to revenue earned from the sale of a historical tax credit and an entire quarter's ownership of three real estate owned multifamily properties acquired during the fourth quarter of 2024.
Other Expenses
Other expenses increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024, primarily due to an increase in expenses from real estate owned operations of $0.6 million from an entire quarter's ownership of three real estate owned multifamily properties acquired during the fourth quarter of 2024.
Credit Loss Expense
Credit loss expense decreased by $1.2 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The decrease was primarily due to a realized loss on REO conversions of $9.7 million offset by a net decrease in our allowance for credit losses of $5.1 million from improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve during the three months ended December 31, 2024 compared to a $3.4 million increase in our allowance for credit losses which reflects the impact of an uncertain macroeconomic environment during the three months ended March 31, 2025. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended March 31, 2025 and December 31, 2024, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2025, we declared cash dividends of $0.24 per common share, or $19.9 million. During the three months ended December 31, 2024, we declared cash dividends of $0.24 per common share, or $20.0 million.

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024	Variance
Interest income and interest expense
Interest income	$68,045	$82,184	$(14,139)
Interest expense	(43,143)	(55,381)	12,238
Net interest income	24,902	26,803	(1,901)
Other revenue
Other income, net	1,851	4,902	(3,051)
Revenue from real estate owned operations	10,279	7,222	3,057
Total other revenue	12,130	12,124	6
Other expenses
Professional fees	788	975	(187)
General and administrative	1,101	986	115
Stock compensation expense	2,019	1,672	347
Servicing and asset management fees	422	471	(49)
Management fee	5,153	4,987	166
Expenses from real estate owned operations	10,350	8,346	2,004
Total other expenses	19,833	17,437	2,396
Credit loss expense, net	(3,424)	(4,356)	932
Income before income taxes	13,775	17,134	(3,359)
Income tax expense, net	(56)	(390)	334
Net income	$13,719	$16,744	$(3,025)
Preferred stock dividends and participating securities' share in earnings	(3,759)	(3,689)	(70)
Net income attributable to common stockholders - see Note 11	$9,960	$13,055	$(3,095)
Other comprehensive income
Net income	$13,719	$16,744	$(3,025)
Comprehensive net income	$13,719	$16,744	$(3,025)
Earnings per common share, basic(1)	$0.12	$0.17	$(0.05)
Earnings per common share, diluted(1)	$0.12	$0.17	$(0.05)
Dividends declared per common share	$0.24	$0.24	$—
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
Net Interest Income
Net interest income decreased $1.9 million to $24.9 million during the three months ended March 31, 2025 compared to $26.8 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in the index rate and the loan portfolio size. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.05% as of March 31, 2024 to 1.90% as of March 31, 2025.
Other Revenue
Other revenue increased $0.01 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to operating revenue from eight REO properties held during the first quarter of 2025 compared to five properties held during the first quarter of 2024. This increase was partially offset by a decrease in other income, net from a decline in interest rates earned on our cash balances.

Other Expenses
Other expenses increased $2.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in expenses from real estate owned operations of $2.0 million from eight properties held during the first quarter of 2025 compared to five properties held during the first quarter of 2024. Additionally, stock compensation expense increased $0.3 million for the three months ended March 31, 2025 compared to the same period in 2024.
Credit Loss Expense
Credit loss expense decreased by $0.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to a $3.4 million expense recognized during the three months ended March 31, 2025 compared to a $4.4 million expense recognized during the comparable period. Credit loss expense during the three months ended March 31, 2025, was primarily due to an increase of $3.4 million which reflects the impact of an uncertain macroeconomic environment. Credit loss expense during the three months ended March 31, 2024, was primarily due to an increase of $4.5 million related to macroeconomic assumptions employed in determining the general CECL reserve, partially offset by a net decrease of $0.1 million related to our loan activity during the quarter. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three months ended March 31, 2025 and 2024, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2025, we declared cash dividends of $0.24 per common share, or $19.9 million. During the three months ended March 31, 2024, we declared cash dividends of $0.24 per common share, or $19.2 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of March 31, 2025, we had 80.6 million shares of common stock outstanding representing $0.9 billion of stockholders’ equity, and $2.8 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	March 31, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.23x	2.14x
Total leverage ratio(2)	2.23x	2.14x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$363,023	$190,160
Secured credit agreements	22,705	128,130
Secured revolving credit facility	—	—
Asset-specific financing arrangements	2,704	2,485
Collateralized loan obligation proceeds held at trustee	69,150	—
Total	$457,582	$320,775
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the three months ended March 31, 2025, loan repayments totaled $21.5 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $99.0 million that are eligible to pledge under our existing financing arrangements. We also hold eight REO properties with an aggregate carrying value of $272.2 million. One of our REO properties is financed and the remaining seven properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.8 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $109.8 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on April 25, 2024.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$19,132	$37,371
Cash flows provided by investing activities	7,548	365,515
Cash flows provided by (used in) financing activities	146,277	(406,542)
Net change in cash, cash equivalents, and restricted cash	$172,957	$(3,656)
Operating Activities
During the three months ended March 31, 2025 and 2024, cash flows provided by operating activities totaled $19.1 million and $37.4 million, respectively, primarily related to the change in accrued expenses and other assets during the period. Additionally, net income includes an increase in net interest income, partially offset by an increase in REO-related operating expenses.
Investing Activities
During the three months ended March 31, 2025, cash flows provided by investing activities totaled $7.5 million primarily due to loan repayments of $21.5 million, partially offset by advances on loans of $13.4 million, and capital expenditures related to real estate owned of $0.5 million. During the three months ended March 31, 2024 cash flows provided by investing activities totaled $365.5 million primarily due to loan repayments of $385.1 million and proceeds from the sale of loans held for investment of $66.1 million, partially offset by new loan originations and acquisitions of $73.5 million, advances on loans of $10.7 million, and capital expenditures related to real estate owned of $1.4 million.
Financing Activities
During the three months ended March 31, 2025, cash flows used in financing activities totaled $146.3 million primarily due to $890.9 million of net proceeds from the issuance of TRTX 2025-FL6, borrowings on our secured financing agreements of $52.5 million, partially offset by repayments of CRE CLO liabilities of $131.2 million as a result of the redemption of TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $471.7 million, payments on asset-specific financing arrangements of $157.4 million and payment of dividends on our common stock and Series C Preferred Stock of $23.1 million. During the three months ended March 31, 2024, cash flows used in financing activities totaled $406.5 million primarily due to payments on secured financing agreements of $201.5 million, payments on asset-specific financing arrangements of $141.5 million, repayments on CRE CLO liabilities of $41.0 million as a result of the repayment of underlying loans, and payment of dividends on our common stock and Series C Preferred Stock of $22.3 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2025 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$109,771	$60,586	$49,185	$—	$—
Collateralized loan obligations—principal(2)	2,513,550	84,596	1,836,207	592,747	—
Secured credit agreements—principal(3)	252,476	50,400	58,305	143,771	—
Secured revolving credit facility—principal(3)	—	—	—	—	—
Asset-specific financing arrangements—principal(4)	29,110	—	29,110	—	—
Mortgage loan payable—principal	31,200	—	—	31,200	—
Collateralized loan obligations—interest(5)	373,216	155,153	171,652	46,411	—
Secured credit agreements—interest(5)	43,314	14,325	25,257	3,732	—
Secured revolving credit facility—interest(3)	—	—	—	—	—
Asset-specific financing arrangements—interest(5)	4,558	1,865	2,693	—	—
Mortgage loan payable—interest	7,936	2,428	4,856	652	—
Total	$3,365,131	$369,353	$2,177,265	$818,513	$—
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of March 31, 2025 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2025-FL6, TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) the establishment of new asset-specific financing arrangements, including matched-term note-on-note facilities; (vi) term loans with private lenders; (vii) selling loans and REO to generate cash to repay our debt obligations; (viii) encumbering REO properties to generate cash; and/or (ix) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the three months ended March 31, 2025, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On March 14, 2025, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.9 million in the aggregate, for the first quarter of 2025. The common stock dividend was paid on April 25, 2025 to the holders of record of our common stock as of March 28, 2025.
On March 11, 2025, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2025. The Series C Preferred Stock dividend was paid on March 31, 2025 to the preferred stockholders of record as of March 21, 2025.
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
For the three months ended March 31, 2025 and 2024, common stock dividends in the amount of $19.9 million and $19.2 million, respectively, were declared and approved.
As of March 31, 2025 and December 31, 2024, common stock dividends of $19.9 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future write-offs of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. There have been no material changes to our Critical Accounting Policies and Use of Estimates as described within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K Filed with the SEC on February 18, 2025.
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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, the potential impact of tariffs, sustained higher interest rates, currency fluctuations, labor shortages and structural shifts and regulatory changes in the banking sector, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above.
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three months ended March 31, 2025, we recognized an increase of $3.2 million to our allowance for credit losses. The credit loss allowance was $67.2 million as of March 31, 2025. During the three months ended March 31, 2025, we recognized $3.4 million of credit loss expense, net.

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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. REO is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO over the estimated remaining holding period is less than the carrying value of the REO. An impairment loss is recorded when the carrying value of the REO exceeds its fair value. Any impairment loss is included in the consolidated statements of income and comprehensive income.
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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of March 31, 2025 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	7/28/2022	$256.3	$253.3	$253.3	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.6%	3
2	Senior Loan(10)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan	5/5/2021	215.0	205.6	205.5	S + 4.0%	S + 4.2%	Floating	5/9/2026	Daly City, CA	Life Science	Moderate Transitional	$544 Sq ft	63.1%	3
4	Senior Loan(11)	9/18/2019	130.5	130.5	130.5	S + 3.5%	S + 3.7%	Floating	2/9/2028	New York, NY	Office	Moderate Transitional	$587 Sq ft	65.2%	3
5	Senior Loan	12/31/2024	129.0	115.5	114.3	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
6	Senior Loan	5/7/2021	113.0	113.0	113.0	S + 3.5%	S + 3.8%	Floating	5/9/2026	Towson, MD	Multifamily	Bridge	$136,504 Unit	70.2%	3
7	Senior Loan	11/13/2024	113.0	109.7	109.0	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
8	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
9	Senior Loan	6/14/2021	102.6	102.6	102.6	S + 3.2%	S + 3.5%	Floating	7/9/2026	Hayward, CA	Life Science	Moderate Transitional	$277 Sq ft	49.7%	3
10	Senior Loan	7/3/2024	96.0	95.9	95.2	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
11	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
12	Senior Loan	11/21/2022	87.0	73.0	72.8	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
13	Senior Loan	2/2/2023	86.8	79.1	78.8	S + 5.1%	S + 5.4%	Floating	3/9/2028	Miami, FL	Hotel	Bridge	$170,866 Unit	58.4%	3
14	Senior Loan	12/20/2018	78.8	75.7	75.7	S + 4.1%	S + 4.4%	Floating	4/23/2025	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
15	Senior Loan	7/28/2022	72.0	72.0	72.0	S + 4.0%	S + 4.3%	Floating	8/9/2027	Yonkers, NY	Multifamily	Bridge	$400,000 Unit	64.8%	3
16	Senior Loan(12)	9/1/2022	70.0	70.0	70.0	S + 3.6%	S + 3.2%	Floating	9/9/2026	Cedar Creek, TX	Hotel	Bridge	$345,825 Unit	61.2%	3
17	Senior Loan	9/30/2021	69.0	66.9	66.9	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
18	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
19	Senior Loan	11/30/2021	65.6	64.5	64.5	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
20	Senior Loan	4/20/2022	63.0	63.0	63.0	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
21	Senior Loan	9/13/2024	63.0	63.0	62.7	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
22	Senior Loan	11/3/2023	62.0	53.7	53.5	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
23	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.6%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
24	Senior Loan	3/3/2022	58.0	58.0	58.0	S + 3.4%	S + 3.7%	Floating	3/9/2027	Hampton, VA	Multifamily	Bridge	$202,091 Unit	72.4%	3
25	Senior Loan	12/29/2021	56.0	56.0	56.0	S + 3.4%	S + 3.8%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$141,370 Unit	75.9%	3
26	Senior Loan	12/17/2021	52.1	49.3	49.3	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
27	Senior Loan	6/24/2022	51.6	50.8	50.8	S + 3.8%	S + 4.1%	Floating	7/9/2027	San Antonio, TX	Multifamily	Bridge	$159,259 Unit	70.2%	3
28	Senior Loan	1/17/2024	51.3	47.0	46.7	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	3
29	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
30	Senior Loan	8/26/2021	51.0	46.4	46.4	S + 4.2%	S + 4.5%	Floating	9/9/2026	San Diego, CA	Life Science	Moderate Transitional	$599 Sq ft	72.1%	3
31	Senior Loan	10/27/2021	48.9	44.0	44.0	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$141 Sq ft	70.6%	3
32	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	6/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
33	Senior Loan	8/10/2022	46.2	39.8	39.7	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
34	Senior Loan	12/21/2021	45.0	45.0	45.0	S + 3.8%	S + 4.1%	Floating	1/9/2027	Knoxville, TN	Multifamily	Bridge	$119,681 Unit	84.9%	3
35	Senior Loan	8/28/2024	45.0	41.4	41.3	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
36	Senior Loan	9/30/2021	44.4	44.4	44.4	S + 3.4%	S + 3.7%	Floating	10/9/2026	San Antonio, TX	Multifamily	Bridge	$132,024 Unit	64.1%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	7/28/2023	43.6	40.4	40.3	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
38	Senior Loan	3/30/2018	42.4	42.0	42.0	S + 3.8%	S + 4.3%	Floating	6/22/2025	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
39	Senior Loan	3/24/2023	37.0	34.1	33.9	S + 3.5%	S + 3.8%	Floating	4/9/2028	Dallas, TX	Industrial	Light Transitional	$83 Sq ft	61.2%	3
40	Senior Loan	3/11/2019	34.0	34.0	34.0	S + 4.0%	S + 4.4%	Floating	8/9/2025	Miami Beach, FL	Hotel	Bridge	$257,576 Unit	59.3%	3
41	Senior Loan	3/28/2024	34.0	33.1	32.9	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
42	Senior Loan	6/9/2022	31.2	27.8	27.8	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
43	Senior Loan	1/19/2024	31.0	30.3	30.1	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
44	Senior Loan	8/23/2022	31.0	29.5	29.5	S + 4.0%	S + 4.7%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$127,049 Unit	68.5%	3
45	Senior Loan	6/29/2022	24.5	22.6	22.5	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$3,385.9	$3,276.6	$3,271.5	S +3.7%	S +3.9%		2.2 years					66.1%	3.0
Total / weighted average(8)			$3,385.9	$3,276.6	$3,271.5	S +3.7%	S +3.9%		2.2 years					66.1%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of March 31, 2025 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2025, based on unpaid principal balance, 23.6% of our loans were subject to yield maintenance or other prepayment restrictions and 76.4% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of March 31, 2025 for the loans, 99.7% of which are floating rate.
(9)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, both of which we own. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(10)Calculated as the ratio of unpaid principal balance as of March 31, 2025 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of the sale date.
(11)This loan is comprised of a first mortgage loan of $84.2 million and a contiguous mezzanine loan of $46.3 million, both of which we own. Each loan carries the same interest rate.
(12)This loan represents a 41.2% pari passu participation interest in a first mortgage loan, that was originated by a third party on August 31, 2021 and acquired by us on September 1, 2022.
(13)This loan was originated by a third party on June 9, 2021 and acquired by us on September 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of March 31, 2025, the weighted average interest rate floor for our loan portfolio was 1.90%. As of March 31, 2025, 99.7% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of March 31, 2025, our floating rate liabilities do not contain an interest rate floor.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2025, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,268,340	Interest income	$8,171	$(8,171)	$16,342	$(16,250)	$24,513	$(24,089)
Floating rate mortgage loan liabilities	(2,795,136)	Interest expense	(6,988)	6,988	(13,976)	13,976	(20,964)	20,964
Total floating rate mortgage loan exposure, net	$473,204	Total change in net interest income	$1,183	$(1,183)	$2,366	$(2,274)	$3,549	$(3,125)
__________________________
(1)As of March 31, 2025, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
Loan Portfolio Value
We have in the past and may again in the future originate loans that earn a fixed rate of interest on unpaid principal balance. The value of fixed rate loans is sensitive to changes in interest rates. We generally hold all of our loans to maturity, and do not expect to realize gains or losses on any fixed rate loan we may hold, as a result of movements in market interest rates during future periods.
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
Global macroeconomic conditions, including, without limitation, heightened inflation, changes to fiscal and monetary policy, sustained higher interest rates, the potential impact of tariffs, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, currency fluctuations, and labor shortages, have contributed to increased volatility in public debt and equity markets, increased cost of funds and reduced availability of efficient debt capital, factors which caused us to moderate our investment activity in 2024 and throughout 2025, and may cause us to restrain our investment activity in the future.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about common stock purchases by or on behalf of us pursuant to the share repurchase program during the three months ended March 31, 2025:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the program
January 1, 2025	January 31, 2025	—	$—	—	$—	$24,963,167
February 1, 2025	February 28, 2025	—	—	—	—	24,963,167
March 1, 2025	March 31, 2025	379,868	8.36	379,868	3,184,669	21,778,498
Total/Average		379,868	$8.36		$3,184,669
________________________________
(1)On April 30, 2024, the Company announced that its Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The repurchase program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. The Company repurchased 379,868 shares of common stock, at a weighted average price of $8.36 per share, for total consideration (including commissions and related fees) of $3.2 million during the three months ended March 31, 2025. As of March 31, 2025, the Company had $21.8 million of remaining capacity under its share repurchase program. See Note 16 to the consolidated financial statements included in this Form 10-Q for details regarding the Company's repurchases of shares of common stock during the period from April 1, 2025 through April 25, 2025.
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

10.1
Indenture, dated as of March 28, 2025, by and among TRTX 2025-FL6 Issuer, Ltd., TRTX 2025-FL6 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on April 2, 2025)

10.2
Preferred Share Paying Agency Agreement, dated as of March 28, 2025, among TRTX 2025-FL6 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on April 2, 2025)

10.3
Collateral Interest Purchase Agreement, dated as of March 28, 2025, among TRTX 2025-FL6 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on April 2, 2025)

10.4
Collateral Management Agreement, dated as of March 28, 2025, between TRTX 2025-FL6 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on April 2, 2025)

10.5
Servicing Agreement, dated as of March 28, 2025, by and among TRTX 2025-FL6 Issuer, Ltd., Situs Asset Management LLC, TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, and Situs Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on April 2, 2025)

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

Date: April 29, 2025	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Foley
Robert Foley
Chief Financial Officer
(Principal Financial Officer)