Form 10-Q
period 2025-09-30
TPG RE Finance Trust, Inc.
filed 2025-10-28
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 78,261,346 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets(1)
Cash and cash equivalents	$93,591	$190,160
Restricted cash	868	323
Accounts receivable	—	10
Collateralized loan obligation proceeds held at trustee	44,233	—
Accounts receivable from servicer/trustee	73,231	369
Accrued interest and fees receivable	31,407	27,267
Loans held for investment	3,631,216	3,278,588
Allowance for credit losses	(64,544)	(61,558)
Loans held for investment, net (includes $855,395 and $1,014,852, respectively, pledged as collateral under secured financing agreements)	3,566,672	3,217,030
Real estate owned, net	223,323	256,404
Other assets	31,516	39,866
Total assets	$4,064,841	$3,731,429
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$6,037	$6,655
Accrued expenses and other liabilities(2)	16,827	15,077
Collateralized loan obligations, net	2,220,332	1,681,660
Secured financing agreements, net	577,234	670,727
Asset-specific financings, net	104,917	185,741
Mortgage loan payable, net	30,802	30,695
Payable to affiliates	5,237	5,111
Deferred revenue	1,802	1,744
Dividends payable	19,123	19,978
Total liabilities	2,982,311	2,617,388
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 78,306,713 and 81,003,693 shares issued and outstanding, respectively)	78	81
Additional paid-in-capital	1,736,184	1,731,174
Accumulated deficit	(653,740)	(617,222)
Total stockholders' equity	1,082,530	1,114,041
Total liabilities and stockholders' equity	$4,064,841	$3,731,429
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2025 include assets and liabilities of variable interest entities (“VIEs”) of $2.7 billion and $2.2 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2024 include assets and liabilities of VIEs of $2.1 billion and $1.7 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Unaudited Consolidated Financial Statements for details.
(2)Includes $1.6 million and $2.4 million of reserve for expected losses for unfunded loan commitments as of September 30, 2025 and December 31, 2024, respectively.
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income and interest expense
Interest income	$77,106	$77,855	$215,819	$238,154
Interest expense	(48,818)	(48,573)	(137,485)	(154,542)
Net interest income	28,288	29,282	78,334	83,612
Other revenue
Other income, net	1,597	3,202	6,272	11,598
Revenue from real estate owned operations	7,956	7,661	26,466	23,164
Total other revenue	9,553	10,863	32,738	34,762
Other expenses
Professional fees	1,783	1,788	4,175	4,479
General and administrative	998	1,063	3,088	3,235
Stock compensation expense	1,389	1,141	5,405	4,501
Servicing and asset management fees	647	487	1,661	1,466
Management fee	5,237	5,107	15,584	15,138
Expenses from real estate owned operations	8,293	8,600	28,899	25,828
Total other expenses	18,347	18,186	58,812	54,647
Gain on sale of real estate owned, net	—	—	6,970	—
Credit loss benefit (expense), net	2,608	301	(2,594)	482
Income before income taxes	22,102	22,260	56,636	64,209
Income tax expense, net	(109)	(66)	(293)	(556)
Net income	$21,993	$22,194	$56,343	$63,653
Preferred stock dividends and participating securities' share in earnings	(3,544)	(3,518)	(11,053)	(10,896)
Net income attributable to common stockholders - see Note 11	$18,449	$18,676	$45,290	$52,757
Earnings per common share, basic	$0.23	$0.23	$0.57	$0.66
Earnings per common share, diluted	$0.23	$0.23	$0.56	$0.66
Weighted average number of common shares outstanding
Basic:	78,515,639	80,925,851	79,646,365	79,422,617
Diluted:	78,813,809	81,365,205	80,182,854	80,310,598
Other comprehensive income
Net income	$21,993	$22,194	$56,343	$63,653
Comprehensive net income	$21,993	$22,194	$56,343	$63,653
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2025	125	$—	8,050,000	$8	81,003,693	$81	$1,731,174	$(617,222)	$1,114,041
Issuance of common stock	—	—	—	—	3,172	*	—	—	—
Retired common stock	—	—	—	—	(379,868)	*	(8)	(3,177)	(3,185)
Amortization of stock compensation expense	—	—	—	—	—	—	2,019	—	2,019
Net income	—	—	—	—	—	—	—	13,719	13,719
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,915)	(19,915)
March 31, 2025	125	$—	8,050,000	$8	80,626,997	$81	$1,733,185	$(629,743)	$1,103,531
Issuance of common stock, net	—	—	—	—	451,926	*	(190)	—	(190)
Retired common stock	—	—	—	—	(1,658,317)	(2)	(31)	(12,467)	(12,500)
Amortization of stock compensation expense	—	—	—	—	—	—	1,997	—	1,997
Net income	—	—	—	—	—	—	—	20,631	20,631
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,484)	(19,484)
June 30, 2025	125	$—	8,050,000	$8	79,420,606	$79	$1,734,961	$(644,211)	$1,090,837
Issuance of common stock, net	—	—	—	—	3,131	*	(145)	—	(145)
Retired common stock	—	—	—	—	(1,117,024)	(1)	(21)	(9,255)	(9,277)
Amortization of stock compensation expense	—	—	—	—	—	—	1,389	—	1,389
Net income	—	—	—	—	—	—	—	21,993	21,993
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,119)	(19,119)
September 30, 2025	125	$—	8,050,000	$8	78,306,713	$78	$1,736,184	$(653,740)	$1,082,530
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
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$56,343	$63,653
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(3,246)	(5,156)
Amortization of deferred financing costs and debt issuance discount	4,605	6,445
Depreciation and amortization	10,127	11,856
Amortization of above and below-market leases	(26)	(240)
Accrued PIK interest	(505)	(196)
Collection of accrued PIK interest	—	1,172
Gain on sale of real estate owned, net	(6,970)	—
Stock compensation expense	5,405	4,501
Increase (decrease) of allowance for credit losses, net (see Note 3)	2,594	(482)
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(852)	52
Accrued interest and fees receivable	(4,573)	1,336
Accrued expenses and other liabilities	2,015	(1,348)
Accrued interest payable	(618)	(3,583)
Payable to affiliates	126	194
Deferred revenue	58	(101)
Other assets	1,221	8,531
Net cash provided by operating activities	65,704	86,634
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(928,227)	(271,876)
Advances on loans held for investment	(30,191)	(36,204)
Principal repayments of loans held for investment	493,308	776,973
Capital expenditures related to real estate owned	(2,592)	(3,412)
Sale of real estate owned	39,443	—
Sales of loans held for investment	—	92,798
Net cash (used in) provided by investing activities	(428,259)	558,279
Cash flows from financing activities:
Payments on collateralized loan obligations	(415,306)	(192,168)
Proceeds from collateralized loan obligations	960,094	—
Payments on secured financing agreements	(901,191)	(446,707)
Proceeds from secured financing agreements	810,411	153,023
Payments on asset-specific financing arrangements	(157,390)	(141,526)
Proceeds from asset-specific financing arrangements	76,125	71,700
Payment of deferred financing costs	(12,379)	(1,678)
Payment of costs from warrant exercise and issuance of common stock	—	(177)
Payments to retire common stock	(24,962)	(37)
Payments of costs from issuance of common stock	(54)	—
Dividends paid on common stock	(59,377)	(58,122)
Dividends paid on preferred stock	(9,440)	(9,440)
Net cash provided by (used in) financing activities	266,531	(625,132)
Net change in cash, cash equivalents, and restricted cash	(96,024)	19,781
Cash, cash equivalents and restricted cash at beginning of period	190,483	207,018
Cash, cash equivalents and restricted cash at end of period	$94,459	$226,799

Supplemental disclosure of cash flow information:
Interest paid	$133,499	$151,682
Taxes paid	$271	$160
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$44,233	$—
Dividends declared, not paid	$19,123	$19,727
Principal repayments of loans held for investment held by servicer/trustee, net	$72,000	$—
Accrued deferred financing costs	$505	$—
Accrued capital expenditures related to real estate owned	$631	$960
Accrued costs from issuance of common stock	$281	$—
See accompanying notes to the Unaudited Consolidated Financial Statements

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
Loans Held for Sale
The Company may change its intent, or its assessment of its ability, to hold for the foreseeable future loans held for investment based on changes in the real estate market, capital markets, or when a shift occurs in the Company's approach to loan portfolio construction. Once a determination is made to sell a loan, or the Company determines it no longer has the intent and ability to hold a loan held for investment for the foreseeable future, the loan is transferred to loans held for sale. In accordance with GAAP, loans classified as held for sale are recorded at the lower of cost or fair value, net of estimated selling costs, and the loan is excluded from the determination of the Current Expected Credit Loss (“CECL”) reserve.

Credit Losses
Allowance for Credit Losses for Loans Held for Investment
The Company accounts for its allowance for credit losses on loans held for investment using the CECL model of ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Periodic changes to the CECL reserve are recognized through net income on the Company’s consolidated statements of income and comprehensive income. The allowance for credit losses measured under the CECL accounting framework represents an estimate of current expected losses for the Company’s existing portfolio of loans held for investment, and is presented as a valuation reserve on the Company’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the consolidated balance sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s consolidated balance sheets, is adjusted by a credit loss (expense) benefit, which is reported in earnings in the consolidated statements of income and comprehensive income and reduced by the write-off of loan amounts, net of recoveries and additions related to purchased credit-deteriorated (“PCD”) assets, if relevant. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to its loans held for investment because it writes off uncollectible accrued interest receivable in a timely manner pursuant to its non-accrual policy, described above.
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
The key inputs to the Company's estimation of its allowance for credit losses as of September 30, 2025 were impacted by current capital markets conditions, declines in property values, sustained higher interest rates, the potential impact of tariffs, uncertain inflationary trends, a continued risk of recession, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts. Inherent uncertainty in the estimation process and the limited availability of observable pricing inputs due to the nature of transitional mortgage loans also constrain the Company's ability to estimate key inputs utilized to calculate its allowance for credit losses. Key inputs to the estimate include, but are not limited to: LTV; debt service coverage ratio; current and future operating cash flow and performance of collateral properties; the financial strength and liquidity of borrowers and sponsors; capitalization rates and discount rates used to value commercial real estate properties; and market liquidity based on market indices or observable transactions involving the sale or financing of commercial properties. Estimates made by the Company are subject to change. Actual results could differ from management’s estimates, and such differences could be material.
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
As of September 30, 2025, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. For all such syndications the Company has completed through September 30, 2025, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2025, there were no Warrants outstanding.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks by the Company and the Company's REO properties, or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2025 and December 31, 2024. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of September 30, 2025 and December 31, 2024, the Company held as part of its total cash balances $16.4 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of September 30, 2025, $0.9 million of restricted cash was combined with cash and cash equivalents of $93.6 million in the consolidated statement of cash flows. As of December 31, 2024, $0.3 million of restricted cash was combined with cash and cash equivalents of $190.2 million in the consolidated statement of cash flows.
Collateralized Loan Obligation Proceeds Held at Trustee
Collateralized Loan Obligation Proceeds Held at Trustee represent cash held by the Trustee of the Company’s collateralized loan obligations pending reinvestment in eligible collateral. See Note 5 for additional details.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2025, there were no Warrants outstanding.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $19.2 million and $16.0 million as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, the Company originated eleven mortgage loans with aggregate total loan commitments of $974.8 million, an aggregate initial unpaid principal balance of $935.8 million, and aggregate unfunded commitments at closing of $39.0 million. Additionally, the Company received nine full loan repayments totaling $553.1 million and received partial principal payments of $56.4 million across five loans, for total loan repayments of $609.5 million during the nine months ended September 30, 2025.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	47	47	45	45
Floating rate loans	99.7%	99.7%	99.7%	99.7%
Total loan commitment	$3,747,336	$3,747,336	$3,412,016	$3,412,016
Unpaid principal balance(2)	$3,641,419	$3,641,419	$3,284,510	$3,284,510
Unfunded loan commitments(3)	$106,782	$106,782	$127,866	$127,866
Amortized cost	$3,631,216	$3,631,216	$3,278,588	$3,278,588
Weighted average credit spread	3.4%	3.4%	3.7%	3.7%
Weighted average all-in yield(4)	7.8%	7.8%	8.3%	8.3%
Weighted average term to extended maturity (in years)(5)	2.8	2.8	2.4	2.4
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of September 30, 2025 and December 31, 2024. As of September 30, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.9 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2025, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2025, based on the unpaid principal balance of the Company’s total loan exposure, 44.1% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 55.9% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	September 30, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,641,419	$(10,203)	$3,631,216
Total	$3,641,419	$(10,203)	$3,631,216
Allowance for credit losses			(64,544)
Loans held for investment, net			$3,566,672

	December 31, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,284,510	$(5,922)	$3,278,588
Total	$3,284,510	$(5,922)	$3,278,588
Allowance for credit losses			(61,558)
Loans held for investment, net			$3,217,030
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2024	$3,278,588	$(61,558)	$3,217,030
Loans originated and acquired	928,227	—	928,227
Additional fundings	30,191	—	30,191
Accrued PIK interest	505	—	505
Amortization of origination fees and discounts	3,246	—	3,246
Collection of principal	(609,541)	—	(609,541)
Allowance for credit losses	—	(2,986)	(2,986)
Balance as of September 30, 2025	$3,631,216	$(64,544)	$3,566,672
As of September 30, 2025 and December 31, 2024, there was $10.2 million and $5.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	September 30, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	62,792	—	—	—	—	62,792
3	931,171	473,416	99,339	578,170	924,737	442,608	3,449,441
4	—	—	—	—	—	118,983	118,983
5	—	—	—	—	—	—	—
Total senior loans	$931,171	$536,208	$99,339	$578,170	$924,737	$561,591	$3,631,216
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	62,716	—	—	—	—	—	62,716
3	467,735	201,588	752,847	1,213,894	—	462,607	3,098,671
4	—	—	—	—	—	117,201	117,201
5	—	—	—	—	—	—	—
Total senior loans	$530,451	$201,588	$752,847	$1,213,894	$—	$579,808	$3,278,588
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$(7,818)	$(1,911)	$—	$—	$(9,729)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	September 30, 2025	December 31, 2024
1	$—	$—
2	62,792	62,716
3	3,449,441	3,098,671
4	118,983	117,201
5	—	—
Total	$3,631,216	$3,278,588
Allowance for credit losses	(64,544)	(61,558)
Carrying value	$3,566,672	$3,217,030
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of September 30, 2025, unchanged from December 31, 2024.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of September 30, 2025. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended September 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2025	$66,957
Reversal of credit losses, net	(2,413)
Subtotal	64,544

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2025	1,819
Reversal of credit losses, net	(231)
Subtotal	1,588
Total allowance for credit losses(1)	$66,132

For the Three Months Ended September 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2024	$66,848
Reversal of credit losses, net	(168)
Subtotal	66,680

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2024	2,742
Reversal of credit losses, net	(133)
Subtotal	2,609
Total allowance for credit losses	$69,289

For the Nine Months Ended September 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	2,986
Subtotal	64,544

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Reversal of credit losses, net	(827)
Subtotal	1,588
Total allowance for credit losses(1)	$66,132

For the Nine Months Ended September 30, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Reversal of credit losses, net	(412)
Subtotal	66,680

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Reversal of credit losses, net	(70)
Subtotal	2,609
Total allowance for credit losses	$69,289
________________________________
(1)Excludes $0.7 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$64,544	$—	$64,544
Unfunded loan commitments	1,588	—	1,588
Total allowance for credit losses(1)	$66,132	$—	$66,132
Total unpaid principal balance	$3,641,419	$—	$3,641,419

	December 31, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$61,558	$—	$61,558
Unfunded loan commitments	2,415	—	2,415
Total allowance for credit losses(1)	$63,973	$—	$63,973
Total unpaid principal balance	$3,284,510	$—	$3,284,510
________________________________
(1)Excludes $0.7 million and $0.2 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of September 30, 2025 and December 31, 2024, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended September 30, 2025, the Company recorded a decrease of $2.6 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $2.8 million resulting from full loan repayments and (ii) a net decrease of $1.1 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve, partially offset by an increase of $1.2 million resulting from the Company's loan origination activity during the three months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company recorded an increase of $2.2 million to its allowance for credit losses, increasing its CECL reserve for loans held for investment to $66.1 million as of September 30, 2025. For the nine months ended September 30, 2025, the increase to the Company's allowance for credit losses was due primarily to (i) an increase of $4.6 million resulting from the Company's loan origination activity during the nine months ended September 30, 2025, and (ii) a net increase of $4.1 million related to the impact of an uncertain macroeconomic environment and its potential impacts on the Company's loan portfolio, partially offset by a decrease of $6.5 million resulting from full loan repayments during the nine months ended September 30, 2025.
During the three months ended September 30, 2024, the Company recorded a decrease of $0.3 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was primarily due to (i) a decrease of $0.4 million resulting from full loan repayments and (ii) a net decrease of $1.2 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve, partially offset by an increase of $1.3 million resulting from the Company's loan origination activity during the three months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company recorded a decrease of $0.5 million, decreasing its allowance for credit losses to $69.3 million as of September 30, 2024. For the nine months ended September 30, 2024, the decrease to the Company's allowance for credit losses was primarily due to a decrease of $3.9 million resulting from loan repayments during the nine months ended September 30, 2024, partially offset by (i) an increase of $2.1 million resulting from the Company's loan origination activity during the nine months ended September 30, 2024 and (ii) a net increase of $1.4 million related to macroeconomic assumptions employed in determining the general CECL reserve.
As of September 30, 2025 and December 31, 2024, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment and the Company had no loans on non-accrual status or cost-recovery. As of September 30, 2025 and December 31, 2024, none of the Company's performing loans (full accrual status) had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of September 30, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,631,216	$—	$—	$—	$—	$3,631,216
Total	$3,631,216	$—	$—	$—	$—	$3,631,216

		Days Outstanding as of December 31, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,278,588	$—	$—	$—	$—	$3,278,588
Total	$3,278,588	$—	$—	$—	$—	$3,278,588
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. During the nine months ended September 30, 2025, none of the Company's loan modifications require disclosure pursuant to ASC 326. During the nine months ended September 30, 2025, none of the Company's loan modifications were the result of the borrower experiencing financial difficulty.
As of September 30, 2025, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $0.9 million related to one loan. Total PIK interest of $0.5 million was recorded and deferred during the nine months ended September 30, 2025.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

September 30, 2025
Balance as of January 1, 2025	$360
Accrued PIK interest	163
Balance as of March 31, 2025	$523
Accrued PIK interest	169
Balance as of June 30, 2025	$692
Accrued PIK interest	173
Balance as of September 30, 2025	$865

(4) Real Estate Owned
As of September 30, 2025, assets and liabilities related to REO consisted of six properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and two office properties, one located in each of Manhattan, NY, and Houston, TX. The Company accounted for these acquisitions as asset acquisitions. The Company acquired no REO properties during the three and nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company sold two office properties. During May 2025, the Company sold an office property located in San Mateo, CA for net cash proceeds of $21.2 million and recognized a gain of $5.7 million, which is recorded within gain on sale of real estate owned, net on the consolidated statements of income and comprehensive income. During June 2025, the Company sold an office property in Orange, CA for net cash proceeds of $18.2 million and recognized a gain of $1.3 million, which is recorded within gain on sale of real estate owned, net on the consolidated statements of income and comprehensive income.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash	$20,518	$13,195
Real estate owned - Building and building improvements	169,986	174,427
Real estate owned - Land and land improvements	54,845	80,328
Real estate owned - Tenant improvements	8,954	8,678
Real estate owned	233,785	263,433
Accumulated depreciation	(10,462)	(7,029)
Real estate owned, net	223,323	256,404
In-place lease intangibles, net(1)	11,369	17,004
Above-market lease intangibles, net(1)	1,790	2,945
Leasing commissions, net(1)	1,820	1,935
Other assets, net(1)	8,765	9,481
Total assets	$267,585	$300,964
Liabilities
Mortgage loan payable, net(2)	$30,802	$30,695
Below-market lease intangibles, net(3)	1,937	2,495
Other liabilities(3)	7,549	7,377
Total liabilities	$40,288	$40,567
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $3.1 million and $3.8 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of September 30, 2025 and December 31, 2024, respectively.
(2)During the three and nine months ended September 30, 2025, the Company incurred interest expense of $0.6 million and $1.9 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2024, the Company incurred interest expense of $0.6 million and $1.9 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Rental income
Minimum lease payments	$6,722	$6,974	$21,753	$21,242
Variable lease payments	1,163	668	2,518	1,827
Total rental income	7,885	7,642	24,271	23,069
Other revenue from REO	71	19	2,195	95
Revenue from real estate owned operations	7,956	7,661	26,466	23,164
Rental property operating expenses(1)	5,581	5,147	18,772	13,972
Depreciation and amortization(2)	2,712	3,453	10,127	11,856
Expenses from real estate owned operations	8,293	8,600	28,899	25,828
Net (loss) from REO	$(337)	$(939)	$(2,433)	$(2,664)
________________________________
(1)Excludes $0.6 million and $1.9 million of interest expense incurred during the three and nine months ended September 30, 2025, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.6 million and $1.9 million of interest expense incurred during the three and nine months ended September 30, 2024, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and nine months ended September 30, 2025, the Company incurred $1.7 million and $5.9 million of depreciation expense. During the three and nine months ended September 30, 2024, the Company incurred $1.4 million and $4.2 million of depreciation expense.
Real estate-related capital expenditures
For the nine months ended September 30, 2025, the Company's capital expenditures were $3.2 million, as shown on the Company's consolidated statements of cash flows, which includes $0.6 million of accrued capital expenditures. For the nine months ended September 30, 2024, the Company's capital expenditures were $4.4 million, as shown on the Company's consolidated statements of cash flows, which includes $1.0 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$25,165	$29,387
Above-market lease intangibles	2,670	3,982
Leasing commissions	2,154	2,088
Total intangible assets	29,989	35,457
Accumulated amortization:
In-place lease intangibles	(13,796)	(12,383)
Above-market lease intangibles	(880)	(1,037)
Leasing commissions	(334)	(153)
Total accumulated amortization	(15,010)	(13,573)
Intangible assets, net	$14,979	$21,884

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(2,374)	(1,816)
Total accumulated amortization	(2,374)	(1,816)
Intangible liabilities, net	$1,937	$2,495
The following table presents the estimated future amortization of the Company's intangibles for the remainder of 2025 and for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2025 (remaining)	$683	$106	$70	$(174)
2026	2,173	420	276	(492)
2027	1,315	374	261	(297)
2028	1,266	368	238	(289)
2029	872	110	229	(202)
2030	524	58	220	(142)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of September 30, 2025, were 9.6 years, 6.8 years, 7.6 years, and 6.3 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2025 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2025 (remaining)	$2,482
2026	10,330
2027	9,709
2028	8,016
2029	5,503
2030	8,591
Thereafter	57,934
Total	$102,565
The weighted average minimum term of the non-cancelable leases was approximately eleven years as of September 30, 2025.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On March 28, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and nine months ended September 30, 2025. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
On February 16, 2022, Sub-REIT issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the nine months ended September 30, 2024. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of September 30, 2025 and December 31, 2024 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$17,010	$71,541
Collateralized loan obligation proceeds held at trustee(1)	44,233	—
Accounts receivable from servicer/trustee	73,169	299
Accrued interest and fees receivable	20,195	10,866
Loans held for investment, net	2,469,778	1,917,210
Real estate owned, net	83,153	117,090
Other assets	1,495	3,947
Total assets	$2,709,033	$2,120,953
Liabilities
Accrued interest payable	$5,069	$4,436
Accrued expenses	4,149	4,738
Collateralized loan obligations, net(2)	2,220,332	1,681,660
Payable to affiliates	3,613	3,052
Deferred revenue	1,572	2,583
Total liabilities	$2,234,735	$1,696,469
________________________________
(1)Includes $44.2 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of September 30, 2025.
(2)Net of $1.9 million of unamortized discount related to TRTX 2025-FL6 as of September 30, 2025 and $7.2 million and $0.6 million of unamortized deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	September 30, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2021-FL4
Collateral loan and REO investments	17	Term SOFR	$677,539	$635,988	3.73%	1.6
Financing provided	1	Term SOFR	465,039	464,919	2.21%	12.4
TRTX 2022-FL5
Collateral loan investments	21	Term SOFR	969,911	873,181	3.54%	1.7
Financing provided	1	Term SOFR	801,943	801,942	2.06%	13.4
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,087,885	3.26%	3.3
Financing provided	1	Term SOFR	962,500	953,471	1.83%	16.9
Total
Collateral loan and REO investments(4)	57	Term SOFR	$2,747,450	$2,597,054	3.46%	2.3 years
Financing provided(5)	3	Term SOFR	$2,229,482	$2,220,332	2.00%	14.7 years
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
(4)Collateral loan investment assets of FL4, FL5 and FL6 represent 15.3%, 24.7% and 29.0%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of September 30, 2025.
(5)During the three months ended September 30, 2025, the Company recognized interest expense of $38.7 million, which includes $0.7 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2025, the Company recognized interest expense of $106.2 million, which includes $2.0 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	September 30, 2025	December 31, 2024
Collateralized loan obligations(1)	$2,229,482	$1,682,288
Secured credit agreements	367,856	585,042
Asset-specific financing arrangements	105,235	186,500
Secured revolving credit facility	213,031	86,625
Mortgage loan payable	31,200	31,200
Total	$2,946,804	$2,571,655
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of September 30, 2025 and December 31, 2024, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2025
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	08/19/26	08/19/28	1.7%	5.9%	$500,000	$240,199	$259,801	$418,204	$417,556
Wells Fargo	12/06/27	12/06/27	1.5%	5.7%	500,000	442,345	57,655	80,916	80,406
Barclays(2)	11/12/25	08/13/26	1.7%	5.8%	500,000	449,600	50,400	63,000	63,000
Bank of America	06/06/26	06/06/26	—%	—%	200,000	200,000	—	—	—
Totals					$1,700,000	$1,332,144	$367,856	$562,120	$560,962
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
(2)On August 11, 2025, the Company executed an extension of the initial maturity date to November 12, 2025.
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
Secured Credit Agreement Terms
As of September 30, 2025 and December 31, 2024, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2025 and December 31, 2024 consisted of 15 and 21 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	September 30, 2025
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$418,204	$419,435	$260,213	$159,222	14.7%	1054
Wells Fargo	500,000	80,916	80,836	57,774	23,062	2.1%	797
Barclays	500,000	63,000	63,314	50,530	12,784	1.2%	317
Bank of America	200,000	—	—	—	—	—%	249
Total / weighted average	$1,700,000	$562,120	$563,585	$368,517	$195,068		913
_______________________
(1)Loan amounts include interest receivable of $2.6 million and are net of premium, discount and origination fees of $1.2 million.
(2)Loan amounts include interest payable of $0.7 million and do not reflect unamortized deferred financing fees of $0.8 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended September 30, 2025 and 2024, the weighted average unused fee was 15 and 20 basis points, respectively. During the nine months ended September 30, 2025 and 2024, the weighted average unused fee was 19 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco.
As of September 30, 2025, the Company pledged three loan investments with an aggregate collateral principal balance of $310.0 million and had outstanding Term SOFR-based borrowings of $213.0 million. As of December 31, 2024, the Company pledged one loan investment with a collateral principal balance of $115.5 million and had outstanding Term SOFR-based borrowings of $86.6 million.

Asset-Specific Financing Arrangements
On December 5, 2023, the Company closed a $90.6 million asset-specific financing facility with HSBC Bank USA, National Association ("HSBC Facility"). On September 26, 2024, the Company added an additional loan to the loan financing facility, increasing the total facility size by $72.0 million. On September 26, 2025, the Company closed a $76.1 million asset-specific financing arrangement on the HSBC Facility. The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	September 30, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$76,125	$76,125	$75,807	1.9%	4.9	1	$101,500	$100,516	4.9
BMO Facility	1	200,000	29,110	29,110	2.0%	1.9	1	39,768	39,768	1.9
Total / weighted average		$276,125	$105,235	$104,917	1.9%	4.1 years		$141,268	$140,284	4.1 years
_______________________
(1)Net of $0.3 million unamortized deferred financing costs.
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of September 30, 2025 and December 31, 2024, the carrying value of the loan was $30.8 million and $30.7 million, respectively.
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
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of September 30, 2025 and December 31, 2024, respectively.
(7) Schedule of Maturities
As of September 30, 2025, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2025	$86,463	$36,063	$50,400	$—	$—	$—
2026	748,489	563,342	185,147	—	—	—
2027	462,987	376,222	57,655	—	29,110	—
2028	588,156	193,146	74,654	213,031	76,125	31,200
2029	376,075	376,075	—	—	—	—
Thereafter	684,634	684,634	—	—	—	—
Total	$2,946,804	$2,229,482	$367,856	$213,031	$105,235	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of September 30, 2025 and December 31, 2024, the Company had $38.9 million and $124.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of the Company's CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	September 30, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,641,419	$3,566,672	$—	$—	$3,598,387
Financial liabilities
Collateralized loan obligations	2,229,482	2,220,332	—	—	2,209,702
Secured credit agreements	367,856	367,083	—	—	366,566
Asset-specific financing arrangements	105,235	104,917	—	—	105,093
Secured revolving credit facility	213,031	210,151	—	—	213,031
Mortgage loan payable	31,200	30,802	—	—	31,200

	December 31, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,284,510	$3,217,030	$—	$—	$3,258,017
Financial liabilities
Collateralized loan obligations	1,682,288	1,681,660	—	—	1,661,615
Secured credit agreements	585,042	584,235	—	—	580,921
Asset-specific financing arrangements	186,500	185,741	—	—	186,006
Secured revolving credit facility	86,625	86,492	—	—	86,625
Mortgage loan payable	31,200	30,695	—	—	31,200
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s loans held for investment portfolio was $3.6 billion and $3.3 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2025 and December 31, 2024 was 3.36% and 3.68%, respectively. The weighted average years to maturity as of September 30, 2025 and December 31, 2024 was 2.8 years and 2.4 years, respectively, assuming full extension of all loans held for investment.
As of September 30, 2025 and December 31, 2024, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and nine months ended September 30, 2025.

(9) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2022 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2025 and December 31, 2024, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2025 and 2024, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.3 million and $0.6 million, respectively, of federal, state, and local tax expense.
There were no material income tax assets or income tax liabilities as of September 30, 2025 and December 31, 2024.
As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of September 30, 2025, the Company has $194.1 million of capital losses, of which $174.3 million and $19.8 million will expire at the end of 2025 and 2028, respectively, if unused.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Incurred
Management fees	$5,237	$5,107	$15,584	$15,138
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,237	$5,107	$15,584	$15,138

Paid
Management fees	$5,194	$5,044	$15,458	$14,944
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,194	$5,044	$15,458	$14,944
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 are $5.2 million and $5.1 million, respectively. No incentive management fee was earned during the three and nine months ended September 30, 2025 and 2024.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended September 30, 2025 and 2024, the Company reimbursed to the Manager $0.4 million and $0.4 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the nine months ended September 30, 2025 and 2024, the Company reimbursed the Manager $1.1 million and $1.1 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of September 30, 2025 and December 31, 2024, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three and nine months ended September 30, 2025, the Company incurred $0.5 million and $1.6 million, respectively, of expenses for these services. During the three and nine months ended September 30, 2024, the Company incurred $0.6 million and $0.7 million, respectively, of expenses for these services.
The Company engaged TPG Capital BD, an affiliate of TPG, Inc. to provide capital markets services in connection with the issuance of TRTX 2025-FL6. The Company incurred $0.1 million of expenses for these services.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2025 and 2024, $0.4 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. For the nine months ended September 30, 2025 and 2024, $1.6 million and $1.5 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of September 30, 2025 and 2024, there were no Warrants outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$21,993	$22,194	$56,343	$63,653
Preferred stock dividends(1)	(3,148)	(3,148)	(9,444)	(9,444)
Participating securities' share in earnings	(396)	(370)	(1,609)	(1,452)
Net income attributable to common stockholders	$18,449	$18,676	$45,290	$52,757
Weighted average common shares outstanding, basic	78,515,639	80,925,851	79,646,365	79,422,617
Weighted average common shares outstanding, diluted	78,813,809	81,365,205	80,182,854	80,310,598
Earnings per common share, basic(2)	$0.23	$0.23	$0.57	$0.66
Earnings per common share, diluted(2)	$0.23	$0.23	$0.56	$0.66
_______________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the nine months ended September 30, 2025 and 2024.

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
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of September 30, 2025, there were no Warrants outstanding.
Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program (the "Completed Program") pursuant to which the Company was authorized to repurchase up to $25.0 million of the Company's common stock, the remaining capacity of which was utilized during the three months ended September 30, 2025. On September 3, 2025, the Company's Board of Directors approved a new share repurchase program (the "New Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the three months ended September 30, 2025, the Company repurchased 1,117,024 shares of common stock under the Completed Program, at a weighted average price of $8.29 per share, for total consideration (including commissions and related fees) of $9.3 million. During the nine months ended September 30, 2025, the Company repurchased an aggregate of 3,155,209 shares of common stock under the Completed Program, at a weighted average price of $7.89 per share, for total consideration (including commissions and related fees) of $25.0 million.

As of September 30, 2025, the Company had $25.0 million of remaining capacity under the New Program. See Note 16 for details regarding the Company's repurchases of shares of common stock under the New Program during the period from October 1, 2025 through October 24, 2025.
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
On September 12, 2025, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.1 million in the aggregate, for the third quarter of 2025. The common stock dividend was paid on October 24, 2025 to the holders of record of the Company’s common stock as of September 26, 2025.
On September 8, 2025, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2025. The Series C Preferred Stock dividend was paid on September 30, 2025 to the preferred stockholders of record as of September 19, 2025.
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
For the nine months ended September 30, 2025 and 2024, common stock dividends in the amount of $58.5 million and $58.7 million, respectively, were declared and approved.
For the nine months ended September 30, 2025 and 2024, Series C Preferred Stock dividends in the amount of $9.4 million and $9.4 million, respectively, were declared and approved.
As of September 30, 2025 and December 31, 2024, common stock dividends of $19.1 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of September 30, 2025, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plans:

	Common Stock	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2024	2,377,123	$7.98
Granted	10,403	7.06
Vested	(854,456)	8.24
Forfeited	(62,690)	7.77
Balance as of September 30, 2025	1,470,380	$7.76
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
During the three and nine months ended September 30, 2025, the Company accrued 3,131 and 9,716 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025, June 27, 2025, and September 26, 2025.
During the three and nine months ended September 30, 2024, the Company accrued 3,811 and 11,333 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2024, June 27, 2024, and September 27, 2024.
As of September 30, 2025, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $9.7 million. These compensation costs are expected to be recognized over a weighted average period of 1.1 years from September 30, 2025. For the three months ended September 30, 2025 and 2024, the Company recognized $1.4 million and $1.1 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2025 and 2024, the Company recognized $5.4 million and $4.5 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2025 and December 31, 2024 was $106.8 million and $127.9 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $1.6 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of September 30, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.
(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	September 30, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,932,037	$54,852	51.6%	$1,878,050	51.6%
Office	584,547	16,746	15.6	567,801	15.6
Industrial	458,400	32,160	12.2	426,240	11.7
Life Science	333,477	—	8.9	333,477	9.2
Hotel	293,100	797	7.8	292,303	8.0
Mixed-Use	78,775	2,227	2.1	76,548	2.1
Self Storage	67,000	—	1.8	67,000	1.8
Total	$3,747,336	$106,782	100.0%	$3,641,419	100.0%

	December 31, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,777,221	$56,101	52.0%	$1,721,480	52.4%
Office	606,047	23,788	17.8	582,259	17.7
Life Science	368,573	14,019	10.8	354,554	10.8
Hotel	348,400	14,110	10.2	334,290	10.2
Industrial	166,000	16,400	4.9	149,600	4.6
Mixed-Use	78,775	3,448	2.3	75,327	2.3
Self Storage	67,000	—	2.0	67,000	2.0
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.9 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,390,724	$30,105	37.1%	$1,361,484	37.4%
East	887,384	20,514	23.7	866,870	23.8
South	760,628	31,249	20.3	729,379	20.0
Various	573,000	23,512	15.3	549,488	15.1
Midwest	135,600	1,402	3.6	134,198	3.7
Total	$3,747,336	$106,782	100.0%	$3,641,419	100.0%

	December 31, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,254,320	$47,318	36.7%	$1,207,362	36.8%
East	965,249	12,678	28.3	952,571	29.0
South	817,847	49,016	24.0	768,831	23.4
Various	309,000	16,800	9.1	292,200	8.9
Midwest	65,600	2,054	1.9	63,546	1.9
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.9 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,952,109	$44,879	52.1%	$1,908,095	52.4%
Moderate Transitional	952,443	33,753	25.4	918,690	25.2
Light Transitional	842,784	28,150	22.5	814,634	22.4
Total	$3,747,336	$106,782	100.0%	$3,641,419	100.0%

	December 31, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,522,789	$27,472	44.6%	$1,495,677	45.5%
Moderate Transitional	1,009,038	63,063	29.6	945,975	28.8
Light Transitional	880,189	37,331	25.8	842,858	25.7
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $0.9 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

(16) Subsequent Events
The following events occurred subsequent to September 30, 2025:
•The Company closed, three first mortgage loans with aggregate total loan commitments of $196.5 million and aggregate initial fundings of $183.2 million. The first mortgage loans are secured by a portfolio of industrial and multifamily properties.
•The Company received the full repayment of three first mortgage loans with aggregate total loan commitments and an aggregate unpaid principal balance of $230.7 million and $225.3 million, respectively. The loans carried a weighted average risk rating of 3.0 as of September 30, 2025.
•From October 1, 2025 through October 24, 2025, the Company repurchased 45,367 shares of common stock, at a weighted average price of $8.50 per share, for total consideration (including commissions and related fees) of $0.4 million. The Company had $24.6 million of remaining capacity under its share repurchase program as of October 24, 2025.
•On October 27, 2025, the Company announced the pricing of TRTX 2025-FL7, a $1.1 billion managed CRE CLO. The Company expects approximately $957.0 million of investment grade securities to be placed with institutional investors. The proceeds are expected to be used to redeem TRTX 2021-FL4. TRTX 2025-FL7 is expected to close on or around November 17, 2025, subject to customary closing conditions.

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
We continue to evaluate the effects of macroeconomic conditions, including, without limitation: a period of sustained high interest rates; the potential impact of tariffs; inflation; structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe; geopolitical tensions and conflicts; concerns of an economic recession in the near term; and changes to the way commercial tenants use real estate, specifically office buildings. Elevated interest rates, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, increased volatility in debt and equity markets, declines in commercial property values, and elevated geopolitical risk all informed our loan origination volumes and our assessment of the appropriate levels of liquidity when managing our capital allocation process during the nine months ended September 30, 2025. As a result, we originated eleven first mortgage loans, with aggregate total loan commitments of $974.8 million, an aggregate initial unpaid principal balance of $935.8 million, and aggregate unfunded commitments at closing of $39.0 million during the second and third quarter of 2025, while maintaining what we believe to be adequate levels of liquidity.
For more information regarding the impact that current macroeconomic concerns have had and may have on our business, see the risk factors set forth in our Form 10-K filed with the SEC on February 18, 2025.
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $261 billion in assets under management as of June 30, 2025. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's real estate investment group and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-Q.

Third Quarter 2025 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $18.4 million, compared to $16.9 million for the three months ended June 30, 2025, an increase of $1.5 million.
•Produced Net interest income of $28.3 million, resulting from interest income of $77.1 million and interest expense of $48.8 million. Net interest income increased $3.1 million compared to the three months ended June 30, 2025.
•Generated Distributable Earnings of $19.9 million, compared to $19.0 million for the three months ended June 30, 2025, an increase of $0.9 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $2.6 million, for a total allowance for credit losses of $66.1 million, or 176 basis points of total loan commitments of $3.7 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended September 30, 2025.
Investment Portfolio Activity:
•Originated four first mortgage loans with aggregate total loan commitments of $279.2 million, an aggregate initial unpaid principal balance of $265.3 million, aggregate unfunded loan commitments at closing of $13.9 million, a weighted average interest rate of Term SOFR plus 3.22%, and a weighted average interest rate floor of 3.20%.
•Funded $8.3 million of future funding obligations associated with existing loans.
•Received six full loan repayments of $405.8 million and partial principal payments of $10.0 million related to one loan, for total loan repayments of $415.8 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2025-FL6 one time, recycling loan repayments of $65.0 million.
•Closed a $76.1 million non-mark-to-market asset-specific financing arrangement with a prior institutional lender.
•Executed a short-term extension of the initial maturity of the Barclays secured credit agreement.
Liquidity:
•Maintained substantial near-term liquidity of $216.4 million, as of September 30, 2025, comprised of:
•$93.6 million of cash-on-hand, of which $77.2 million was available for investment, net of $16.4 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $75.9 million under secured credit agreements with two lenders, and $2.7 million under other financing arrangements.
•Collateralized loan obligation reinvestment proceeds of $44.2 million.
We have financed our loan investments as of September 30, 2025 utilizing three CRE CLOs totaling $2.2 billion, $367.9 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, $105.2 million under asset-specific financing arrangements, and $213.0 million under our $375.0 million secured revolving credit facility. As of September 30, 2025, 76.5% of our borrowings were pursuant to our CRE CLO vehicles, 19.9% were pursuant to our secured credit agreements and secured revolving credit facility and 3.6% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 87.4% of total loan portfolio borrowings as of September 30, 2025.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of September 30, 2025, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.80% (1.68% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.5 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended September 30, 2025, we recorded net income attributable to common stockholders of $0.23 per diluted common share, an increase of $0.02 per diluted common share from the three months ended June 30, 2025, of which (i) $0.05 per diluted common share relates to a decrease quarter over quarter in our credit loss expense, which was a $2.6 million benefit during the third quarter of 2025 compared to $1.8 million expense during the second quarter of 2025 and (ii) $0.05 per diluted common share related to an increase in net interest income. This increase was partially offset by a decrease of $0.09 per diluted common share related to gain on sale of real estate owned, net from the sale of two office real estate owned properties during the second quarter of 2025, compared to no such sales during the third quarter of 2025.
Distributable Earnings per diluted common share was $0.25 for the three months ended September 30, 2025, an increase of $0.01 per diluted common share from the three months ended June 30, 2025. The increase in Distributable Earnings per diluted common share was primarily due to an increase in net interest income of $0.05 per diluted common share, partially offset by (i) an increase in expenses of $0.01 per diluted common share, and (ii) a decrease in total other revenue of $0.02 per diluted common share.
For the three months ended September 30, 2025, we declared a cash dividend of $0.24 per common share which was paid on October 24, 2025.
Our book value per common share as of September 30, 2025 was $11.25, a decrease of $0.02 per common share from our book value per common share as of December 31, 2024 of $11.27. The decrease of $0.02 per common share was primarily due to (i) an increase in credit loss expense of $0.03 per common share and (ii) preferred stock dividends declared of $0.12 per common share, which was partially offset by amortization of stock compensation expense of $0.07 per common share during the nine months ended September 30, 2025. Additionally, on a net basis, book value per common share increased $0.06 per common share due to share repurchases and issuances during the nine months ended September 30, 2025.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2025	June 30, 2025
Net income	$21,993	$20,631
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(396)	(602)
Net income attributable to common stockholders - see Note 11	$18,449	$16,881
Weighted average common shares outstanding, basic	78,515,639	79,474,862
Weighted average common shares outstanding, diluted - see Note 11	78,813,809	80,208,877
Earnings per common share, basic(2)	$0.23	$0.21
Earnings per common share, diluted(2)	$0.23	$0.21
Dividends declared per common share	$0.24	$0.24
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2025	June 30, 2025
Net income attributable to common stockholders - see Note 11	$18,449	$16,881
Non-cash stock compensation expense	1,389	1,997
Depreciation and amortization	2,712	3,423
Credit loss (benefit) expense, net	(2,608)	1,778
GAAP Gain on sale of real estate owned, net(1)	—	(6,970)
Adjusted Gain on sale of real estate owned, net for purposes of Distributable Earnings(1)	—	1,869
Distributable earnings before realized losses from loan sales and other loan resolutions	$19,942	$18,978
Realized loss on loan write-offs related to loan sales and REO conversions	—	—
Distributable earnings	$19,942	$18,978
Weighted average common shares outstanding, basic	78,515,639	79,474,862
Weighted average common shares outstanding, diluted - see Note 11	78,813,809	80,208,877
Distributable earnings per common share, basic	$0.25	$0.24
Distributable earnings per common share, diluted	$0.25	$0.24
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
Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	September 30, 2025	December 31, 2024
Total stockholders’ equity	$1,082,530	$1,114,041
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$881,155	$912,666
Number of common shares outstanding at period end	78,306,713	81,003,693
Book value per common share	$11.25	$11.27

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of September 30, 2025, our loans held for investment portfolio consisted of 47 first mortgage loans (or interests therein) totaling $3.7 billion of commitments with an unpaid principal balance of $3.6 billion. As of September 30, 2025, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of September 30, 2025, we had $106.8 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of September 30, 2025, we owned two office properties and four multifamily properties with an aggregate carrying value of $236.4 million.
During the three months ended September 30, 2025, we originated four mortgage loans with aggregate total loan commitments of $279.2 million, an aggregate initial unpaid principal balance of $265.3 million, and aggregate unfunded commitments at closing of $13.9 million. Loan fundings included $8.3 million of deferred future fundings related to previously originated loans. We received proceeds from six loan repayments in full of $405.8 million, and principal amortization of $10.0 million across one loan, for total loan repayments of $415.8 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	September 30, 2025	June 30, 2025
Loan originations and acquisitions — initial funding	$265,275	$670,479
Other loan fundings(1)	8,308	8,785
Loan repayments	(415,773)	(172,268)
Total loan activity, net	$(142,190)	$506,996
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.2 million and $0.2 million as of September 30, 2025 and June 30, 2025, respectively.
For the three months ended September 30, 2025, we generated interest income of $77.1 million and incurred interest expense of $48.8 million, which resulted in net interest income of $28.3 million.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2025 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	47	47
Floating rate loans	99.7%	99.7%
Total loan commitments	$3,747,336	$3,747,336
Unpaid principal balance(2)	$3,641,419	$3,641,419
Unfunded loan commitments(3)	$106,782	$106,782
Amortized cost	$3,631,216	$3,631,216
Weighted average credit spread	3.4%	3.4%
Weighted average all-in yield(4)	7.8%	7.8%
Weighted average term to extended maturity (in years)(5)	2.8	2.8
Weighted average LTV(6)	66.2%	66.2%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of September 30, 2025. As of September 30, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $0.9 million related to one loan as of September 30, 2025.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2025, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2025, based on the unpaid principal balance of our total loan exposure, 44.1% of our loans were subject to yield maintenance or other prepayment restrictions and 55.9% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of September 30, 2025 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$712,277	$700,038	0.18%
0.51% to 1.00%	100,935	99,007	0.93
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	230,756	211,211	2.37
2.51% to 3.00%	1,158,587	1,130,649	2.97
3.01% to 3.50%	1,493,781	1,449,514	3.30
3.51% or greater	51,000	51,000	4.00
Total	$3,747,336	$3,641,419	2.49%
_________________________________
(1)Excludes capitalized interest of $0.9 million related to one loan.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of September 30, 2025, we owned two office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the three and nine months ended September 30, 2025, we did not acquire any REO properties. We sold two office properties during the nine months ended September 30, 2025 to third parties.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of September 30, 2025 (dollars in thousands):

Property Type	Location	Month of Acquisition	Carrying Value
Office	Houston, TX	April 2023	$45,816
Office	Manhattan, NY	December 2023	36,902
Multifamily	Arlington Heights, IL	December 2023	66,132
Multifamily	San Antonio, TX	November 2024	26,883
Multifamily	San Antonio, TX	November 2024	24,619
Multifamily	Chicago, IL	December 2024	36,013
			$236,365

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	September 30, 2025		December 31, 2024
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	1	62,792	1	62,716
3	44	3,449,441	42	3,098,671
4	2	118,983	2	117,201
5	—	—	—	—
Totals	47	$3,631,216	45	$3,278,588
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	September 30, 2025			December 31, 2024
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	27	$1,873,195	3.0	26	$1,718,386	3.0
Office	6	567,748	3.1	6	581,996	3.1
Industrial	4	422,260	3.0	2	148,103	3.0
Life Science	3	333,477	3.0	3	354,402	3.0
Hotel	5	290,989	2.8	6	333,443	2.8
Mixed-Use	1	76,548	4.0	1	75,327	4.0
Self Storage	1	66,999	3.0	1	66,931	3.0
Totals	47	$3,631,216	3.0	45	$3,278,588	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of September 30, 2025, unchanged from December 31, 2024.
During the three months ended September 30, 2025, we did not upgrade or downgrade any of our loans as part of our quarterly risk rating process. We assigned an initial risk rating of "3" to four newly originated loans. We received repayment in full of six loans with a total unpaid principal balance of $405.8 million and a weighted average risk rating of 3.0 as of June 30, 2025.
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and nine months ended September 30, 2025, we recorded a decrease of $2.6 million and an increase of $2.2 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $66.1 million at quarter-end. This increase was primarily attributable to an increase in the general reserve which reflects our loan activity and the impact of an uncertain macroeconomic environment, which includes macroeconomic assumptions that include ongoing concerns about growing geopolitical tensions and conflicts, the potential impact of market volatility and tariffs, the general level of interest rates and slope of the yield curve, the possibility of an economic recession, limited liquidity in the capital markets, structural shifts and regulatory changes in the banking sector and a slowdown in investment sales, and loan specific property-level performance trends such as shifting office market fundamentals and inflationary pressures that may cause operating margins to narrow.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2025
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$64,544	$3,641,419	$1,588	$106,782	$3,747,336	176	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$64,544	$3,641,419	$1,588	$106,782	$3,747,336	176	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	September 30, 2025	December 31, 2024
Collateralized loan obligations	$2,229,482	$1,682,288
Secured credit agreements	367,856	585,042
Asset-specific financing arrangements	105,235	186,500
Secured revolving credit facility	213,031	86,625
Mortgage loan payable	31,200	31,200
Total	$2,946,804	$2,571,655
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of September 30, 2025, non-mark-to-market financing sources accounted for 87.4% of our total loan portfolio borrowings. The remaining 12.6% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of September 30, 2025, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			September 30, 2025			December 31, 2024
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements(1)
Goldman Sachs	Credit	25.0%	$—	$259,801	$259,801	$—	$261,121	$261,121
Wells Fargo	Credit	25.0%	—	57,655	57,655	—	225,530	225,530
Barclays	Credit	25.0%	—	50,400	50,400	—	62,526	62,526
Bank of America	Credit	25.0%	—	—	—	—	35,865	35,865
			—	367,856	367,856	—	585,042	585,042
Secured revolving credit facility
Syndicate lenders	None	100.0%	213,031	—	213,031	86,625	—	86,625

Asset-specific financing(2)
HSBC Facility	None	20.0%	76,125	—	76,125	136,011	—	136,011
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Customers Bank	None	n.a	—	—	—	21,379	—	21,379
			105,235	—	105,235	186,500	—	186,500
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	—	—	—	119,526	—	119,526
TRTX 2021-FL4	None	n.a	465,039	—	465,039	673,909	—	673,909
TRTX 2022-FL5	None	n.a	801,943	—	801,943	888,853	—	888,853
TRTX 2025-FL6	None	n.a	962,500	—	962,500	—	—	—
			2,229,482	—	2,229,482	1,682,288	—	1,682,288

Total indebtedness			$2,547,748	$367,856	$2,915,604	$1,955,413	$585,042	$2,540,455
Percentage of total indebtedness			87.4%	12.6%	100.0%	77.0%	23.0%	100.0%
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

Secured Credit Agreements
As of September 30, 2025, aggregate borrowings outstanding under our secured credit agreements totaled $0.4 billion. As of September 30, 2025, the overall weighted average interest rate was the benchmark interest rate plus 1.68% per annum and the overall weighted average advance rate was 79.9%. As of September 30, 2025, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 2.5 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of September 30, 2025 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$418,204	79.9%	$328,698	$259,801	$68,897	$171,302	1.72%	08/19/28
Wells Fargo	500,000	80,916	79.9	64,668	57,655	7,013	435,332	1.55	12/06/27
Barclays	500,000	63,000	80.0	50,400	50,400	—	449,600	1.65	08/13/26
Bank of America	200,000	—	—	—	—	—	200,000	—	06/06/26
Totals / weighted average	$1,700,000	$562,120	79.9%	$443,766	$367,856	$75,910	$1,256,234	1.68%
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
As of September 30, 2025, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 20.1% compared to 22.4% as of December 31, 2024.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2025, the weighted average unused fee was 15 and 19 basis points, respectively. This facility is 100% recourse to Holdco. As of September 30, 2025, we pledged three loan investments with an aggregate collateral principal balance of $310.0 million and had outstanding Term SOFR-based borrowings of $213.0 million.
Asset-Specific Financing Arrangements
As of September 30, 2025, we had two asset-specific financing arrangements with two third-party lenders and provide asset-specific financing on a non-mark-to-market basis with matched term. The BMO facility is 25% recourse to Holdco and the HSBC Facility is 20% recourse to Holdco.
The following table details our asset-specific financing arrangement (dollars in thousands):

	September 30, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$76,125	$76,125	$75,807	1.9%	4.9	1	$101,500	$100,516	4.9
BMO Facility	1	200,000	29,110	29,110	2.0%	1.9	1	39,768	39,768	1.9
Total / weighted average		$276,125	$105,235	$104,917	1.9%	4.1 years		$141,268	$140,284	4.1 years
_______________________
(1)Net of $0.3 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of September 30, 2025, we had three collateralized loan obligations, TRTX 2025-FL6, TRTX 2022-FL5, and TRTX 2021-FL4, totaling $2.2 billion, financing $2.5 billion, or 69.0%, of our loans held for investment portfolio. As of September 30, 2025, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 76.5% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 2.00%, and have a weighted average advance rate of 81.8%. Each CRE CLO included and with respect to TRTX 2025-FL6, includes, a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	September 30, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2021-FL4
Collateral loan and REO investments	17	Term SOFR	$677,539	$635,988	3.73%	1.6
Financing provided	1	Term SOFR	465,039	464,919	2.21%	12.4
TRTX 2022-FL5
Collateral loan investments	21	Term SOFR	969,911	873,181	3.54%	1.7
Financing provided	1	Term SOFR	801,943	801,942	2.06%	13.4
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,087,885	3.26%	3.3
Financing provided	1	Term SOFR	962,500	953,471	1.83%	16.9
Total
Collateral loan and REO investments(4)	57	Term SOFR	$2,747,450	$2,597,054	3.46%	2.3 years
Financing provided(5)	3	Term SOFR	$2,229,482	$2,220,332	2.00%	14.7 years
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
(4)Collateral loan investment assets of FL4, FL5 and FL6 represent 15.3%, 24.7% and 29.0%, respectively, of the aggregate unpaid principal balance of our loans held for investment portfolio as of September 30, 2025.
(5)During the three months ended September 30, 2025, we recognized interest expense of $38.7 million, which includes $0.7 million of discount and deferred financing cost amortization. During the nine months ended September 30, 2025, we recognized interest expense of $106.2 million, which includes $2.0 million of discount and deferred financing cost amortization.
During the nine months ended September 30, 2025, we utilized our eligible reinvestment feature related to TRTX 2025-FL6 four times, recycling $168.0 million of principal payments received. The reinvestment period for TRTX 2021-FL4 ended on March 11, 2023. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. The reinvestment period for TRTX 2025-FL6 will end on September 18, 2027.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of September 30, 2025, the carrying value of the loan was $30.8 million.
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
As of September 30, 2025, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-Q.
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of September 30, 2025 and December 31, 2024, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of September 30, 2025, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.7 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 9.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.49% and the weighted average interest rate floor on the liabilities was 0.14% as of September 30, 2025. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of September 30, 2025 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$3,632,804
Floating rate mortgage loan liabilities(1)(2)	(2,915,604)
Total floating rate mortgage loan exposure, net	$717,200
__________________________________
(1)As of September 30, 2025, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	September 30, 2025			June 30, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,640,977	$77,106	8.5%	$3,336,212	$70,668	8.5%
Core interest-earning assets	$3,640,977	$77,106	8.5%	$3,336,212	$70,668	8.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,385,445	$38,728	6.5%	$2,488,540	$39,914	6.4%
Secured credit agreements	290,307	4,354	6.0%	243,094	3,832	6.3%
Secured revolving credit facility	260,380	4,567	7.0%	10,453	655	25.1%
Asset-specific financing arrangements	33,247	548	6.6%	29,110	482	6.6%
Mortgage loan payable	31,200	621	8.0%	31,200	641	8.2%
Total interest-bearing liabilities	$3,000,579	$48,818	6.5%	$2,802,397	$45,524	6.5%
Net interest income(3)		$28,288			$25,144

Other Interest-earning assets:
Cash equivalents	$117,578	$1,588	5.4%	$259,152	$2,814	4.3%
Accounts receivable from servicer/trustee	113,240	9	0.0%	56,370	9	0.1%
Total interest-earning assets	$3,871,795	$78,703	8.1%	$3,651,734	$73,491	8.1%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2025. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,418,500	$215,819	8.4%	$3,329,247	$238,154	9.5%
Core interest-earning assets	$3,418,500	$215,819	8.4%	$3,329,247	$238,154	9.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,195,188	$106,220	6.5%	$1,835,507	$105,424	7.7%
Secured credit agreements	374,702	17,677	6.3%	630,605	34,566	7.3%
Secured revolving credit facility	121,404	7,075	7.8%	38,695	3,245	11.2%
Asset-specific financing arrangements	80,085	4,617	7.7%	145,889	9,383	8.6%
Mortgage loan payable	31,200	1,896	8.1%	31,200	1,924	8.2%
Total interest-bearing liabilities	$2,802,579	$137,485	6.5%	$2,681,896	$154,542	7.7%
Net interest income(3)		$78,334			$83,612

Other Interest-earning assets:
Cash equivalents	$185,415	$6,231	4.5%	$226,370	$8,421	5.0%
Accounts receivable from servicer/trustee	60,773	27	0.1%	76,602	3,220	5.6%
Total interest-earning assets	$3,664,688	$222,077	8.1%	$3,632,219	$249,795	9.2%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2025. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended September 30, 2025 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025[2]	Variance
Interest income and interest expense
Interest income	$77,106	$70,668	$6,438
Interest expense	(48,818)	(45,524)	(3,294)
Net interest income	28,288	25,144	3,144
Other revenue
Other income, net	1,597	2,824	(1,227)
Revenue from real estate owned operations	7,956	8,231	(275)
Total other revenue	9,553	11,055	(1,502)
Other expenses
Professional fees	1,783	1,604	179
General and administrative	998	989	9
Stock compensation expense	1,389	1,997	(608)
Servicing and asset management fees	647	592	55
Management fee	5,237	5,194	43
Expenses from real estate owned operations	8,293	10,256	(1,963)
Total other expenses	18,347	20,632	(2,285)
Gain on sale of real estate owned, net	—	6,970	(6,970)
Credit loss benefit (expense), net	2,608	(1,778)	4,386
Income before income taxes	22,102	20,759	1,343
Income tax expense, net	(109)	(128)	19
Net income	$21,993	$20,631	$1,362
Preferred stock dividends and participating securities' share in earnings	(3,544)	(3,750)	206
Net income attributable to common stockholders - see Note 11	$18,449	$16,881	$1,568
Other comprehensive income
Net income	$21,993	$20,631	$1,362
Comprehensive net income	$21,993	$20,631	$1,362
Earnings per common share, basic(1)	$0.23	$0.21	$0.02
Earnings per common share, diluted(1)	$0.23	$0.21	$0.02
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended June 30, 2025 can be found in our Quarterly Report on Form 10-Q for the three months ended June 30, 2025 filed with the SEC on July 29, 2025.
Net Interest Income
Net interest income increased by $3.1 million to $28.3 million during the three months ended September 30, 2025 compared to $25.1 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in the average balance of our loan portfolio, partially offset by an increase in the average balance of our investment portfolio financing arrangements.

Other Revenue
Other revenue decreased $1.5 million for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, due primarily to a decrease in other income, net attributable to declines in cash held and interest rates earned on our cash balances during the three months ended September 30, 2025.
Other Expenses
Other expenses decreased $2.3 million for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, primarily due to a decrease in expenses from REO operations of $2.0 million as a result of the sale of two office REO properties during the three months ended June 30, 2025. Additionally, stock compensation expense decreased as a result of vesting of shares during the three months ended June 30, 2025.
Gain on Sale of Real Estate Owned, net
During the three months ended June 30, 2025, we sold two office REO properties for net cash proceeds of $39.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any REO during the three months ended September 30, 2025.
Credit Loss Benefit (Expense), net
Credit loss expense decreased by $4.4 million for the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The decrease was primarily due to a $2.6 million benefit recorded during the three months ended September 30, 2025 compared to $1.8 million expense during the comparable period. Credit loss benefit during the three months ended September 30, 2025 was primarily due to a net decrease of $1.6 million resulting from full loan repayments and loan origination activity during the quarter and a net decrease of $1.0 million related to improved asset-level performance and changes to the macroeconomic environment. Credit loss expense during the three months ended June 30, 2025 was primarily due to a net increase of $1.9 million in our allowance for credit losses related to our loan origination and repayment activity during the quarter, partially offset by a decrease of $0.1 million related to improved asset-level performance and changes to the macroeconomic environment. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended September 30, 2025 and June 30, 2025, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended September 30, 2025, we declared cash dividends of $0.24 per common share, or $19.1 million. During the three months ended June 30, 2025, we declared cash dividends of $0.24 per common share, or $19.5 million.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Nine Months Ended
	September 30, 2025	September 30, 2024	Variance
Interest income and interest expense
Interest income	$215,819	$238,154	$(22,335)
Interest expense	(137,485)	(154,542)	17,057
Net interest income	78,334	83,612	(5,278)
Other revenue
Other income, net	6,272	11,598	(5,326)
Revenue from real estate owned operations	26,466	23,164	3,302
Total other revenue	32,738	34,762	(2,024)
Other expenses
Professional fees	4,175	4,479	(304)
General and administrative	3,088	3,235	(147)
Stock compensation expense	5,405	4,501	904
Servicing and asset management fees	1,661	1,466	195
Management fee	15,584	15,138	446
Expenses from real estate owned operations	28,899	25,828	3,071
Total other expenses	58,812	54,647	4,165
Gain on sale of real estate owned, net	6,970	—	6,970
Credit loss (expense) benefit, net	(2,594)	482	(3,076)
Income before income taxes	56,636	64,209	(7,573)
Income tax expense, net	(293)	(556)	263
Net income	$56,343	$63,653	$(7,310)
Preferred stock dividends and participating securities' share in earnings	(11,053)	(10,896)	(157)
Net income attributable to common stockholders - see Note 11	$45,290	$52,757	$(7,467)
Other comprehensive income
Net income	$56,343	$63,653	$(7,310)
Comprehensive net income	$56,343	$63,653	$(7,310)
Earnings per common share, basic(1)	$0.57	$0.66	$(0.09)
Earnings per common share, diluted(1)	$0.56	$0.66	$(0.10)
Dividends declared per common share	$0.72	$0.72	$—
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
Net Interest Income
Net interest income decreased $5.3 million to $78.3 million during the nine months ended September 30, 2025 compared to $83.6 million for the nine months ended September 30, 2024. The decrease was primarily due to a decline in the average index rate and credit spread, partially offset by an increase in the average outstanding balance of the loan portfolio. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.60% as of September 30, 2024 to 2.49% as of September 30, 2025.
Other Revenue
Other revenue decreased $2.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in other income, net attributable to declines in cash held and interest rates earned on our cash balances. This decrease was partially offset by an increase in operating revenue from eight properties held during the nine months ended September 30, 2025, of which two of the eight were sold during May and June 2025, compared to five properties held during the nine months ended September 30, 2024.

Other Expenses
Other expenses increased $4.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in expenses from REO operations of $3.1 million from eight properties held during the nine months ended September 30, 2025, of which two of the eight were sold during May and June 2025, compared to five properties held during the nine months ended September 30, 2024. Additionally, stock compensation expense increased $0.9 million for the nine months ended September 30, 2025 compared to the same period in 2024.
Gain on Sale of Real Estate Owned, net
During the nine months ended September 30, 2025, we sold two office REO properties for net cash proceeds of $39.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any REO during the nine months ended September 30, 2024.
Credit Loss (Expense) Benefit, net
Credit loss expense increased by $3.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a $2.6 million expense recognized during the nine months ended September 30, 2025 compared to a $0.5 million benefit recognized during the comparable period. Credit loss expense during the nine months ended September 30, 2025, was primarily due to a net increase of $4.5 million which reflects the impact of an uncertain macroeconomic environment, partially offset by a net decrease of $1.9 million related to our loan origination and repayment activity. Credit loss benefit during the nine months ended September 30, 2024, was primarily due to a decrease of $1.8 million related to our net loan activity, partially offset by an increase of $1.4 million related to macroeconomic assumptions employed in determining the general CECL reserve. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the nine months ended September 30, 2025 and 2024, we declared and paid cash dividends of $9.4 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the nine months ended September 30, 2025, we declared cash dividends of $0.72 per common share, or $58.5 million. During the nine months ended September 30, 2024, we declared cash dividends of $0.72 per common share, or $58.7 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of September 30, 2025, we had 78.3 million shares of common stock outstanding representing $0.9 billion of stockholders’ equity, and $2.9 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	September 30, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.64x	2.14x
Total leverage ratio(2)	2.64x	2.14x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$93,591	$190,160
Secured credit agreements	75,910	128,130
Secured revolving credit facility	—	—
Asset-specific financing arrangements	2,704	2,485
Collateralized loan obligation proceeds held at trustee	44,233	—
Total	$216,438	$320,775
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2025, loan repayments totaled $609.5 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $114.9 million that are eligible to pledge under our existing financing arrangements. We also hold six REO properties with an aggregate carrying value of $236.4 million. One of our REO properties is financed and the remaining five properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity. For the nine months ended September 30, 2025, proceeds from the sale of REO totaled $39.4 million.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $2.9 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $106.8 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on September 3, 2025.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$65,704	$86,634
Cash flows (used in) provided by investing activities	(428,259)	558,279
Cash flows provided by (used in) financing activities	266,531	(625,132)
Net change in cash, cash equivalents, and restricted cash	$(96,024)	$19,781
Operating Activities
During the nine months ended September 30, 2025 and 2024, cash flows provided by operating activities totaled $65.7 million and $86.6 million, respectively, primarily related to the change in accrued expenses and other assets during the period.
Investing Activities
During the nine months ended September 30, 2025, cash flows used in investing activities totaled $428.3 million primarily due to new loan originations of $928.2 million, advances on loans of $30.2 million, and capital expenditures related to real estate owned of $2.6 million, partially offset by loan repayments of $493.3 million and proceeds from the sale of real estate owned of $39.4 million. During the nine months ended September 30, 2024 cash flows provided by investing activities totaled $558.3 million primarily due to loan repayments of $777.0 million and proceeds of $92.8 million related to a loan sale during the fourth quarter of 2023, partially offset by new loan originations and acquisitions of $271.9 million, advances on loans of $36.2 million, and capital expenditures related to real estate owned of $3.4 million.
Financing Activities
During the nine months ended September 30, 2025, cash flows provided by financing activities totaled $266.5 million primarily due to $960.1 million of net proceeds from the issuance of TRTX 2025-FL6, borrowings on our secured financing agreements of $810.4 million, borrowings on our asset-specific financing arrangements of $76.1 million, partially offset by repayments of CRE CLO liabilities of $415.3 million as a result of the redemption of TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $901.2 million, payments on asset-specific financing arrangements of $157.4 million, payment of dividends on our common stock and Series C Preferred Stock of $68.8 million, and payments to retire common stock of $25.0 million. During the nine months ended September 30, 2024, cash flows used in financing activities totaled $625.1 million primarily due to payments on secured financing agreements of $446.7 million, repayments on CRE CLO liabilities of $192.2 million as a result of the repayment of underlying loans, payments on asset-specific financing arrangements of $141.5 million, and payment of dividends on our common stock and Series C Preferred Stock of $67.6 million, partially offset by borrowings on our secured financing agreements of $153.0 million and borrowings on our asset-specific financing arrangements of $71.7 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2025 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$106,782	$32,281	$62,901	$11,600	$—
Collateralized loan obligations—principal(2)	2,229,482	305,665	819,970	740,274	363,573
Secured credit agreements—principal(3)	367,856	235,547	132,309	—	—
Secured revolving credit facility—principal(3)	213,031	—	213,031	—	—
Asset-specific financing arrangements—principal(4)	105,235	—	105,235	—	—
Mortgage loan payable—principal	31,200	—	31,200	—	—
Collateralized loan obligations—interest(5)	513,075	129,147	164,698	87,344	131,886
Secured credit agreements—interest(5)	30,678	17,849	12,829	—	—
Secured revolving credit facility—interest(3)	31,409	13,238	18,171	—	—
Asset-specific financing arrangements—interest(5)	17,219	6,462	10,757	—	—
Mortgage loan payable—interest	6,718	2,428	4,290	—	—
Total	$3,652,685	$742,617	$1,575,391	$839,218	$495,459
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of September 30, 2025 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the nine months ended September 30, 2025, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On September 12, 2025, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.1 million in the aggregate, for the third quarter of 2025. The common stock dividend was paid on October 24, 2025 to the holders of record of our common stock as of September 26, 2025.
On September 8, 2025, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2025. The Series C Preferred Stock dividend was paid on September 30, 2025 to the preferred stockholders of record as of September 19, 2025.
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
For the nine months ended September 30, 2025 and 2024, common stock dividends in the amount of $58.5 million and $58.7 million, respectively, were declared and approved.
As of September 30, 2025 and December 31, 2024, common stock dividends of $19.1 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three and nine months ended September 30, 2025, we recognized a decrease of $2.6 million and an increase of $2.2 million, respectively, to our allowance for credit losses. The credit loss allowance was $66.1 million as of September 30, 2025. During the three and nine months ended September 30, 2025, we recognized $2.6 million of credit loss benefit, net and $2.6 million of credit loss expense, net.

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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2025 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	7/28/2022	$256.3	$253.6	$253.6	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.7%	3
2	Senior Loan(10)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
3	Senior Loan(11)	6/26/2025	200.0	194.5	192.7	S + 3.2%	S + 3.4%	Floating	7/9/2030	Various, Various	Industrial	Bridge	$111 Sq ft	62.8%	3
4	Senior Loan	5/5/2021	194.5	194.5	194.5	S + 3.4%	S + 3.5%	Floating	5/9/2028	Daly City, CA	Life Science	Moderate Transitional	$492 Sq ft	63.1%	3
5	Senior Loan	6/30/2025	173.0	161.6	161.6	S + 2.7%	S + 3.0%	Floating	7/9/2030	Los Angeles, CA	Multifamily	Bridge	$364,211 Unit	72.1%	3
6	Senior Loan(12)	9/18/2019	130.5	130.5	130.5	S + 3.5%	S + 3.7%	Floating	2/9/2028	New York, NY	Office	Moderate Transitional	$587 Sq ft	65.2%	3
7	Senior Loan	12/31/2024	129.0	116.3	115.3	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
8	Senior Loan	11/13/2024	113.0	110.0	109.5	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
9	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
10	Senior Loan	8/28/2025	101.5	101.5	100.5	S + 3.8%	S + 4.1%	Floating	9/9/2030	Nashville, TN	Hotel	Bridge	$331,699 Unit	67.7%	3
11	Senior Loan	7/3/2024	96.0	96.0	95.4	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
12	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
13	Senior Loan	6/14/2021	92.6	92.6	92.6	S + 3.2%	S + 3.4%	Floating	7/9/2027	Hayward, CA	Life Science	Moderate Transitional	$250 Sq ft	49.7%	3
14	Senior Loan	11/21/2022	87.0	74.3	74.2	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
15	Senior Loan	12/20/2018	78.8	76.5	76.5	S + 1.8%	S + 1.9%	Floating	1/9/2028	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
16	Senior Loan	6/18/2025	71.5	70.4	69.8	S + 2.7%	S + 3.0%	Floating	7/9/2030	Charlottesville, VA	Multifamily	Bridge	$314,978 Unit	66.9%	3
17	Senior Loan	4/29/2025	70.0	69.4	69.2	S + 2.9%	S + 3.2%	Floating	5/9/2030	Minneapolis, MN	Multifamily	Bridge	$202,312 Unit	67.0%	3
18	Senior Loan	9/30/2021	69.0	67.0	67.0	S + 3.8%	S + 4.1%	Floating	10/9/2026	Tampa, FL	Multifamily	Moderate Transitional	$221,154 Unit	64.2%	3
19	Senior Loan	6/6/2025	68.0	65.0	64.4	S + 2.8%	S + 3.1%	Floating	6/9/2030	Lauderhill, FL	Multifamily	Bridge	$167,901 Unit	70.7%	3
20	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
21	Senior Loan	11/30/2021	65.6	64.8	64.8	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
22	Senior Loan	9/30/2025	65.4	53.8	53.1	S + 2.7%	S + 3.0%	Floating	10/9/2030	Passaic, NJ	Industrial	Bridge	$221 Sq ft	55.2%	3
23	Senior Loan	8/22/2025	64.0	61.7	61.1	S + 3.3%	S + 3.6%	Floating	9/9/2030	Various, Various	Industrial	Bridge	$42 Sq ft	60.1%	3
24	Senior Loan	4/20/2022	63.0	63.0	63.0	S + 3.7%	S + 4.0%	Floating	5/9/2027	Buffalo, NY	Multifamily	Bridge	$167,553 Unit	67.1%	3
25	Senior Loan	9/13/2024	63.0	63.0	62.8	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
26	Senior Loan	11/3/2023	62.0	56.8	56.7	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	3
27	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.6%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
28	Senior Loan	4/21/2025	61.0	60.5	60.0	S + 2.8%	S + 3.1%	Floating	5/9/2030	Atlanta, GA	Multifamily	Bridge	$255,230 Unit	69.1%	3
29	Senior Loan	12/29/2021	56.0	56.0	56.0	S + 3.4%	S + 3.8%	Floating	1/9/2027	Rogers, AR	Multifamily	Bridge	$141,370 Unit	75.9%	3
30	Senior Loan	6/6/2025	52.1	51.4	51.0	S + 2.8%	S + 3.0%	Floating	6/9/2030	Wesley Chapel, FL	Multifamily	Bridge	$180,903 Unit	67.3%	3
31	Senior Loan	12/17/2021	52.1	49.5	49.5	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
32	Senior Loan	1/17/2024	51.3	47.8	47.5	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	3
33	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
34	Senior Loan	10/27/2021	48.9	45.2	45.2	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$141 Sq ft	70.6%	3
35	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	12/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
36	Senior Loan	7/29/2025	48.3	48.3	47.8	S + 2.8%	S + 3.1%	Floating	8/9/2030	Charlotte, NC	Multifamily	Bridge	$197,787 Unit	76.0%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	8/26/2021	46.4	46.4	46.4	S + 3.4%	S + 3.6%	Floating	9/9/2028	San Diego, CA	Life Science	Moderate Transitional	$545 Sq ft	72.1%	3
38	Senior Loan	8/10/2022	46.2	39.8	39.8	S + 3.9%	S + 4.4%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	3
39	Senior Loan	8/28/2024	45.0	42.7	42.6	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
40	Senior Loan	7/28/2023	43.6	42.8	42.7	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
41	Senior Loan	3/30/2018	42.4	42.4	42.4	S + 3.8%	S + 4.2%	Floating	10/5/2025	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
42	Senior Loan	3/11/2019	34.0	34.0	34.0	S + 4.0%	S + 4.5%	Floating	2/9/2026	Miami Beach, FL	Hotel	Bridge	$257,576 Unit	59.3%	3
43	Senior Loan	3/28/2024	34.0	33.1	32.9	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
44	Senior Loan	6/9/2022	31.2	27.8	27.8	S + 3.6%	S + 3.9%	Floating	6/9/2027	Centerton, AR	Multifamily	Light Transitional	$156,859 Unit	73.8%	3
45	Senior Loan	1/19/2024	31.0	30.3	30.2	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
46	Senior Loan	8/23/2022	30.6	30.1	30.1	S + 4.0%	S + 4.8%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$125,392 Unit	68.5%	3
47	Senior Loan	6/29/2022	24.5	22.6	22.6	S + 3.9%	S + 4.2%	Floating	7/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$3,747.3	$3,641.4	$3,631.2	S +3.4%	S +3.6%		2.8 years					66.2%	3.0
Total / weighted average(8)			$3,747.3	$3,641.4	$3,631.2	S +3.4%	S +3.6%		2.8 years					66.2%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of September 30, 2025 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2025, based on unpaid principal balance, 44.1% of our loans were subject to yield maintenance or other prepayment restrictions and 55.9% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of September 30, 2025 for the loans, 99.8% of which are floating rate.
(9)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, both of which we own. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(10)Calculated as the ratio of unpaid principal balance as of September 30, 2025 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of the sale date.
(11)This loan represents a 56.7% pari passu participation interest in a first mortgage loan, that was co-originated by us and a third-party.
(12)This loan is comprised of a first mortgage loan of $84.2 million and a contiguous mezzanine loan of $46.3 million, both of which we own. Each loan carries the same interest rate.
(13)This loan was originated by a third-party on June 9, 2021 and acquired by us on September 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2025, the weighted average interest rate floor for our loan portfolio was 2.49%. As of September 30, 2025, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2025, less than 9.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.14% as of September 30, 2025.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2025, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$3,632,804	Interest income	$9,082	$(9,020)	$18,164	$(17,975)	$27,246	$(26,496)
Floating rate mortgage loan liabilities	(2,915,604)	Interest expense	(7,289)	7,289	(14,578)	14,578	(21,867)	21,867
Total floating rate mortgage loan exposure, net	$717,200	Total change in net interest income	$1,793	$(1,731)	$3,586	$(3,397)	$5,379	$(4,629)
__________________________
(1)As of September 30, 2025, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about common stock purchases by or on behalf of us pursuant to our share repurchase programs during the three months ended September 30, 2025:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the programs
July 1, 2025	July 31, 2025	1,015,324	$8.23	1,015,324	$8,380,927	$897,657
August 1, 2025	August 31, 2025	101,700	8.80	1,117,024	896,796	861
September 1, 2025	September 30, 2025	—	—	1,117,024	—	25,000,000
Total/Average		1,117,024	$8.29		$9,277,723
________________________________
(1)On April 30, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the "Completed Program") pursuant to which the Company was authorized to repurchase up to $25.0 million of the Company's common stock, the remaining capacity of which was utilized during the three months ended September 30, 2025. On September 4, 2025, the Company announced that its Board of Directors had approved a new share repurchase program (the "New Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the three months ended September 30, 2025, the Company repurchased 1,117,024 shares of common stock under the Completed Program, at a weighted average price of $8.29 per share, for total consideration (including commissions and related fees) of $9.3 million. As of September 30, 2025, the Company had $25.0 million of remaining capacity under the New Program. See Note 16 to the consolidated financial statements included in this Form 10-Q for details regarding the Company's repurchases of shares of common stock under the New Program during the period from October 1, 2025 through October 24, 2025.
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

4.1	Specimen Common Stock Certificate of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (333-217446) filed on June 21, 2017)

31.1*	Certificate of Doug Bouquard, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Brandon Fox, Interim Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Doug Bouquard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**
Certificate of Brandon Fox, Interim Chief Financial Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Date: October 28, 2025	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Brandon Fox
Brandon Fox
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)