Form 10-K
period 2025-12-31
TPG RE Finance Trust, Inc.
filed 2026-02-17
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $553.4 million based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.
As of February 13, 2026, there were 78,354,052 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement with respect to its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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
•as an owner of real estate through foreclosure or otherwise, we are subject to risks inherent in the ownership, operation and development of real estate;
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
•adverse economic trends and changes in economic conditions, including as a result of slower growth or recession, changes to fiscal and monetary policy, inflation, changing interest rates, tariffs and international trade policies and disputes, geopolitical conditions, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations and challenges in global supply chains;
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
•adverse developments in the availability of desirable loan and other investment opportunities, whether due to competition, regulation or otherwise;
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
•difficulties in successfully managing our growth, including integrating new assets into our existing systems;
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
Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $303 billion in assets under management as of December 31, 2025. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG’s Real Estate platform and TPG’s executive committee.
TPG’s Real Estate platform includes the following: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus, (3) TPG AG U.S. Real Estate, (4) TPG AG Europe Real Estate, (5) TPG Asia Real Estate, (6) TPG Net Lease, (7) TPG Real Estate Credit Opportunities and two associated funds-of-one (collectively, the “TRECO Funds”), and (8) us. Collectively, TPG's Real Estate platform included more than $38.2 billion in assets under management as of December 31, 2025. We and the TRECO Funds are TPG's real estate credit investment vehicles. The TRECO Funds are private credit vehicles, with investment mandates focused on opportunistic real estate credit investing. As of December 31, 2025, the TRECO Funds had aggregate commitments of $2.1 billion.
TPG's Real Estate platform includes teams that work across TPG offices in New York, San Francisco and London, and representative offices in Atlanta and Chicago, and consisted of a total of 134 investment professionals as of December 31, 2025.
Our chief executive officer, president and interim chief financial officer are senior professionals within TPG's Real Estate platform. None of our executive officers, our Manager, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us (our “Management Agreement”), our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.
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
•Floating rate loans tied to the one-month U.S. dollar-denominated Secured Overnight Financing Rate (“Term SOFR”) and credit spreads of 250 to 400 basis points over the benchmark interest rate;
•Secured by properties that are: (1) primarily in the multifamily/housing, industrial, hospitality, office and mixed-use real estate sectors; (2) expected to reach stabilization within 36 months of the origination or acquisition date; and (3) located in primary and select secondary markets in the U.S. that we believe have attractive economic conditions and commercial real estate fundamentals, such as growth in employment and household formation, medical infrastructure, universities and attractive cultural and lifestyle amenities; and
•Well-capitalized sponsors with experience in particular real estate sectors and geographic markets.
We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time through cash distributions and capital appreciation. However, to capitalize on investment opportunities and returns at different points in the economic and real estate investment cycle, we may modify, expand or change our investment strategy by targeting other assets with debt characteristics, such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings, in each case subject to any duties to offer or other contractual obligations to other funds managed by TPG. We may also target assets with equity-linked characteristics, or forms of direct equity ownership of commercial real estate properties, in either case subject to any duties to offer or other contractual obligations to other funds managed by TPG. We believe that the flexibility of our investment strategy, supported by our Manager’s significant commercial real estate experience and the extensive resources of TPG and TPG's Real Estate platform, will allow us to take advantage of continued changing market conditions to maximize risk-adjusted returns to our stockholders.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.
Investment Portfolio
Our interest-earning assets are comprised substantially of a portfolio of floating rate, first mortgage loans and contiguous mezzanine loans. As of December 31, 2025, our balance sheet loan portfolio consisted of 50 loans held for investment totaling $4.3 billion of commitments and an unpaid principal balance of $4.1 billion, with a weighted average credit spread of 3.2%.
As of December 31, 2025, our balance sheet loan portfolio had a weighted average all-in yield of 7.1% and a weighted average term to extended maturity (assuming all extension options are exercised by our borrowers) of 3.0 years. As of December 31, 2025, 99.7% of our loan commitments were floating rate, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of December 31, 2025, our balance sheet loan portfolio had a weighted average LTV of 65.7% and, subject to the satisfaction of certain borrower milestones, $173.6 million of unfunded loan commitments.
We may hold real estate owned (“REO”) as a result of taking title to a loan's collateral. As of December 31, 2025, we owned two office properties and four multifamily properties with an aggregate carrying value of $237.7 million.

Loan Portfolio
The following table details overall statistics for our loans held for investment portfolio as of December 31, 2025 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans	50	50
Floating rate loans	99.7%	99.7%
Total loan commitment(1)	$4,290,603	$4,290,603
Unpaid principal balance(2)	$4,118,050	$4,118,050
Unfunded loan commitments(3)	$173,595	$173,595
Amortized cost	$4,103,022	$4,103,022
Weighted average credit spread(4)	3.2%	3.2%
Weighted average all-in yield(4)	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.0	3.0
Weighted average LTV(6)	65.7%	65.7%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2025. As of December 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio Financing–Non-Consolidated Senior Interests” in this Form 10-K for additional information.
(2)Unpaid principal balance includes PIK interest of $1.0 million related to one loan as of December 31, 2025.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers, and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2025, all of our loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by our borrowers; provided, however, that our loans may be repaid prior to such date. As of December 31, 2025, based on the unpaid principal balance of our total loan exposure, 56.3% of our loans were subject to yield maintenance or other prepayment restrictions and 43.7% were open to repayment by the borrower without penalty.
(6)Except for construction loans, LTV is calculated for loan originations and existing loans as the total outstanding principal balance of the loan or participation interest in a loan (plus any financing that is pari passu with or senior to such loan or participation interest) as of December 31, 2025, divided by the as-is appraised value of our collateral at the time of origination or acquisition of such loan or participation interest. For construction loans only, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value of the real estate securing the loan. The as-is or as-stabilized (as applicable) value reflects our Manager’s estimates, at the time of origination or acquisition of the loan or participation interest in a loan, of the real estate value underlying such loan or participation interest determined in accordance with our Manager’s underwriting standards and consistent with third-party appraisals obtained by our Manager.
Our loans held for investment are classified as Bridge, Light Transitional, Moderate Transitional and Construction loans and are secured by a diverse portfolio of properties located in primary and select secondary markets in the U.S. These loan categories are utilized by us to classify, define, and assess our loan investments. Generally, loan investments are classified based on the percentage of total loan commitment represented by deferred fundings. Bridge loans involve deferred fundings of less than 10%, while Light and Moderate Transitional loans involve deferred fundings of 10% to 20%, and over 20%, respectively. Construction loans involve ground-up construction where deferred fundings often represent the majority of the loan commitment amount. Deferred fundings are commonly conditioned on the borrower’s satisfaction of certain collateral performance tests, the completion of specified property improvements, or both. As of December 31, 2025, we held no Construction loans.

The following charts present, by total loan commitment, the property types securing our balance sheet loans held for investment portfolio and their geographic distribution within the U.S., as of December 31, 2025:
Of our loans held for investment portfolio, 71.8% or $3.1 billion, of total loan commitments were originated after January 1, 2022. The following charts present, by total loan commitment, our loans held for investment portfolio by year of origination and loan category, as of December 31, 2025:

As of December 31, 2025, one loan secured by a multifamily property was on non-accrual status. As of December 31, 2025, our allowance for credit losses for loans held for investment was $77.4 million, or 180 basis points of total loan commitments, including an allowance for credit losses on unfunded loan commitments, compared to $64.0 million, or 187 basis points of total loan commitments, as of December 31, 2024, an increase of $13.5 million from the prior year.

The following table details our total loan commitments and unpaid principal balance across the top 25 Metropolitan Statistical Areas (“MSA”), as of December 31, 2025 (dollars in thousands).

MSA(1)	MSA rank(1)	Number of loans	Loan commitment	Unpaid principal balance
New York City	1	3	$618,124	$601,394
Los Angeles	2	3	345,732	331,609
San Francisco	11	2	287,053	287,053
Phoenix	12	4	270,600	243,594
Dallas	4	3	228,310	212,625
Atlanta	9	2	157,500	149,150
San Antonio	24	2	123,000	114,348
Miami	8	2	116,575	113,574
Minneapolis	16	1	70,000	69,558
St. Louis	20	1	65,600	64,838
Baltimore	22	1	48,260	48,260
San Diego	17	1	46,425	46,425
Denver	19	1	31,000	30,317
Other		24	1,882,424	1,805,305
Total		50	$4,290,603	$4,118,050
_________________________________
(1)Based on rankings of MSAs according to the United States Census Bureau.
Real Estate Owned
As of December 31, 2025, we owned two office properties and four multifamily properties with an aggregate carrying value of $237.7 million.
For additional information regarding our investment portfolio as of December 31, 2025, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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
We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk. We seek to accomplish this primarily by selecting borrowing arrangements (i) where benchmark interest rates mirror the benchmark rates of our loan investments, (ii) where maturities equal or exceed the expected maturities of our loan investments, and (iii) that do not involve mark-to-market structural features. This may be accomplished in certain instances using derivatives, although no such derivatives are currently used by us. Under certain circumstances, we may determine not to match-fund or match-index our investments, or we may otherwise be unable to do so.
Certain of our borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations. As of December 31, 2025, 82.0% of our loan investment portfolio financing arrangements contained no mark-to-market provisions.
The following table details the principal balance amounts outstanding for our loan portfolio financing arrangements as of December 31, 2025 (dollars in thousands):

	Total indebtedness	Non-mark-to-market	Mark-to-market
Collateralized loan obligations	$2,595,316	$2,595,316	$—
Secured credit agreements	591,245	—	591,245
Secured revolving credit facility	31,466	31,466	—
Asset-specific financing	60,235	60,235	—
Total indebtedness(1)	$3,278,262	$2,687,017	$591,245
Percent of total indebtedness		82.0%	18.0%
_________________________________
(1)Excludes deferred financing costs and issuance discount of $20.1 million as of December 31, 2025.
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

Floating Rate Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets and liabilities using the same benchmark index, which is one-month Term SOFR. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2025, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in approximately $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all of our floating rate loans and less than 10.0% of our liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.66% and the weighted average interest rate floor on the liabilities was 0.08% as of December 31, 2025. Our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in benchmark rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table illustrates the quarterly impact to our net interest income of an immediate increase or decrease of 50 and 100 basis points in the Term SOFR benchmark rates underlying our existing floating rate loans held for investment portfolio and related liabilities as of December 31, 2025 (dollars in thousands):

Portfolio Net Interest Income Sensitivity ($ Impact per Share per Quarter)
Index Rate at December 31, 2025
Term SOFR: 3.69%
0.04
0.03
0.02
0.01
0.00
(0.01)
(0.02)
$0.02
($0.01)
$0.00
$0.01
$0.03
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
Competition
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, private credit funds, private equity and hedge funds, governmental bodies and other entities and may compete with other TPG Funds (such as the TRECO Funds), subject to duties to offer, other contractual obligations and other internal rules. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them.
In the face of this competition, we have access to our Manager’s professionals through TPG and TPG's Real Estate platform, and their industry expertise, which provides us with an advantage in competing effectively for attractive investment opportunities, helps us assess risks and determine appropriate pricing for certain potential investments, and affords us access to capital with low costs and other attractive attributes. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A – “Risk Factors—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for the origination and acquisition of attractive investment opportunities and competition may limit our ability to originate or acquire attractive investments in our target assets, which could have a material adverse effect on us.”

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
Operating and Regulatory Structure
REIT Qualification
We made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2014. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to continue to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax at regular corporate rates on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we continue to qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years.
Furthermore, we have multiple taxable REIT subsidiaries (“TRSs”), which when active, pay U.S. federal, state, and local income tax on their net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Investment Company Act Exclusion or Exemption
We conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Complying with provisions that allow us to avoid the consequences of registration under the Investment Company Act may at times require us to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. We conduct our operations so that we are not an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned or majority-owned subsidiaries, we are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities.” Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusions from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Our interests in wholly owned or majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C), as described below, Rule 3a-7, as described below, or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), do not constitute “investment securities.”
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We classify the assets of our subsidiaries relying on the Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets.
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
•The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications, extensions and/or restructurings.
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
•Operational risks, including the risks of cyberattacks affecting us, our Manager, TPG or third parties, may disrupt our businesses, result in losses or limit our growth.
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
We seek to originate and selectively acquire commercial mortgage loans and other commercial real estate-related debt instruments. Deterioration of real estate fundamentals generally, and in the United States in particular, has in the past and could in the future negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers. Real estate investments are subject to various risks, including:
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
•trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries;
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

Concerns about the real estate market, interest rates, inflation, energy costs and geopolitical issues have in the past and could in the future contribute to increased volatility and diminished expectations for the economy and markets. We cannot predict the degree to which economic conditions generally, and the conditions for commercial real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on us.
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
•global trade disruption, or conflict, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, other changes to trade policy in the U.S. and other jurisdictions and supply chain issues;
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
As our loans and other investments are repaid, we attempt to redeploy the proceeds we receive into new loans and investments (which can include future fundings associated with our existing loans) or other alternative users of capital, such as repaying borrowings under our secured financing agreements and other financing arrangements, repurchasing outstanding shares of our common stock or paying dividends to our stockholders. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected. If we cannot redeploy the proceeds we receive from repayments into funding loans in property types or geographic markets that our Manager has identified as priorities for us, such repayments may cause the composition of our loan portfolio to skew towards less favored property types or geographies and prevent us from achieving our portfolio construction objectives.
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
We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, investment banking firms, financial institutions, private credit funds, private equity and hedge funds, governmental bodies and other entities and may compete with TPG Funds (such as the TRECO Funds), subject to duties to offer, other contractual obligations and other internal rules. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital. Furthermore, changes in the financial regulatory regime could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them. See “—Risks Related to Our Company—Changes in laws or regulations governing our operations, including financial regulatory changes in the United States, may adversely affect our business or cause us to alter our business strategy.”
The due diligence process undertaken by our Manager in regard to our investment opportunities may not reveal all facts relevant to an investment and, as a result, we may experience losses, which could materially and adversely affect us.
Before originating a loan to a borrower or making other investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, technology, cybersecurity, legal and regulatory and macroeconomic trends. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and our Manager may not identify or foresee future developments that could have a material adverse effect on an investment. Further, some matters covered by our Manager's diligence, such as technology, cybersecurity, environmental and legal and regulatory and macroeconomic trends, are continuously evolving and our Manager may not accurately or fully anticipate such evolution.
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
In an effort to combat rising inflation levels, the U.S. Federal Reserve steadily began increasing the target funds rate in the first quarter of 2022 and continued to do so in 2023. The target federal funds rate increased by 525 basis points between March 2022 and December 2023 and then subsequently decreased by 175 basis points between December 2023 and December 2025. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated as compared to interest rates over the five year period preceding March 2022. In addition, while some officials have expressed support for additional decreases in the federal funds rate in 2026, other officials have expressed opposition to additional decreases. A slower‐than‐expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the traditional office market, where more troubled assets are likely to emerge, as well as other properties with long‐term leases that do not provide for short‐term rent increases. Elevated interest rates have increased our interest expense, increased our borrowers’ interest payments, and, for certain borrowers, caused defaults and losses to us. Elevated interest rates have also adversely affected commercial real estate property values. Any future increases in the target federal funds rate would increase our interest expense, increase our borrowers’ interest payments, and, for certain borrowers, may cause defaults and possible losses to us. Such increases could also adversely affect commercial real estate property values.
Notwithstanding recent increases in interest rates, the U.S. Federal Reserve decreased interest rates in 2024 and 2025, and certain officials have expressed support for further decreases in interest rates in 2026. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income. Any such scenario could adversely affect our results of operations and financial condition.
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
Prepayment and extension rates may adversely affect our financial performance and cash flows and the value of certain of our investments.
Our business is currently focused on originating or acquiring primarily floating rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in comparable assets with lower yields than the assets that were prepaid. Conversely, in periods of rising interest rates, or worsening economic conditions, prepayment rates are likely to decrease and the number of our borrowers who exercise extension options or seek extensions from us, which could extend beyond the term of certain secured financing agreements we use to finance a portion of our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Prepayment rates on floating rate and fixed rate loans may differ in different interest rate environments, and may be affected by a number of factors, including, but not limited to, fluctuations in asset values, the availability of mortgage credit, the status of the business plan for the underlying property, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors, all of which are beyond our control, and structural factors such as call protection. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risk. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. Alternatively, if the rate of borrowers exercising extension options on our loans or the number of extensions we provide exceeds our expectations, our potential exposure to loan non-performance may increase and our ability to maintain adequate liquidity may be negatively impacted. For further discussion of the risks related to capital deployment, see “Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us” above.
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
We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, as of December 31, 2025, 53.4% and 53.9% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by multifamily properties and 10.6% and 10.7% of the loan investments in our portfolio, based on total loan commitments and unpaid principal balance, respectively, consisted of loans secured by office buildings. Although we attempt to mitigate our risk through various credit and structural protections, we cannot assure you that these efforts will be successful. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and, depending upon whether such loans are matched-term funded, may pressure our liquidity position. While we seek to construct our portfolio to mitigate such risk, we may not be successful and this may be beyond our control, such as due to underlying loan repayments concentrated in a particular property type. Such outcomes may adversely affect the market price of our common stock and, accordingly, have a material adverse effect on us.
For more information on the concentration of credit risk in our loan portfolio by geographic region, property type and loan category, see Note 15 to our Consolidated Financial Statements included in this Form 10-K.
The illiquidity of certain of our loans and other investments may materially and adversely affect us.
The illiquidity of certain of our loans and other investments may make it difficult for us to sell such loans and other investments if the need or desire arises. In addition, certain of our loans and other investments may become less liquid after we originate or acquire them as a result of periods of delinquencies or defaults or turbulent market conditions, including due to market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such loans and other investments at advantageous times or in a timely manner. Moreover, we expect that many of our investments are not or will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our loans and other investments are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. For a discussion of losses that we recorded from sales of our CRE debt securities that we made in connection with margin calls against our former CRE debt securities portfolio in March and April of 2020, see “—Risks Related to Our Financing —Our financing arrangements may require us to provide additional collateral or repay debt.”
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

The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications, extensions and/or restructurings.
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of our loans), the success of our investment strategy has depended, and will continue to depend, in part, on our ability to effectuate loan modifications, extensions and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications, extensions and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications, extensions and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications, extensions and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we will have sufficient resources to implement such modifications, extensions and/or restructurings in times of widespread market challenges. Further, such loan modifications, extensions and/or restructurings may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loans. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such loan, replacement “takeout” financing will not be available. Additionally, such loan modifications have resulted and may in the future result in our becoming the owner of the underlying real estate.
We have in the past and may in the future acquire ownership of property securing our loans through foreclosure or deed-in-lieu of foreclosure. When we take title to the property securing one of our loans, and if we do not or cannot sell the property, we own and operate the property as “real estate owned” or "REO". Our real estate owned assets are subject to risks particular to real property. These risks have resulted and may in the future result in a reduction or elimination of return from a loan secured by a particular property.
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
We evaluate our loans and allowance for loan losses, and we will evaluate the adequacy of any future allowance for loan losses we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of an allowance for loan losses. Our determination of general and asset-specific allowances for loan losses may rely on material estimates regarding many factors, including the fair value of any loan collateral. The estimation of ultimate loan losses, allowance for loan losses, and credit loss expense is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future allowance for loan losses will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future allowance for loan losses prove inadequate, we may recognize additional losses, which could have a material adverse effect on us.
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
Our investments are not publicly traded but some of our investments may be publicly traded in the future. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Any of our investments classified as available-for-sale or as trading assets will be recorded each quarter at their fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our investments may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
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
Natural disasters such as earthquakes, wildfires and severe weather, including as a result of global climate changes, has the potential to impact the properties underlying our investments and our real estate owned.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, wildfires, droughts or floods may result in significant damage to the properties underlying our investments and our real estate owned. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, as well as increased unavailability or costs of insurance, any of which could negatively impact our and our borrowers’ businesses and the value of the properties underlying our investments or our real estate owned. The extent of our or our borrowers’ casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations.
In addition, global climate change concerns could result in additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.
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
As of December 31, 2025, we had $3.3 billion of debt outstanding. In the future, subject to market conditions and availability, we may incur additional debt through secured credit agreements, secured revolving credit facilities, structured financing such as non-recourse CLO liabilities, and derivative instruments, in addition to transaction or asset-specific financing arrangements. We may also rely on short-term financing that would especially expose us to changes in availability. We have issued and may also in the future issue additional equity, equity-related and debt securities to fund our investment strategy. On May 28, 2020, we issued $225.0 million in shares of 11% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). On June 14, 2021, we issued $201.3 million in shares of 6.25% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and redeemed all of our outstanding shares of Series B Preferred Stock. As of December 31, 2025, we were a party to secured credit agreements with each of Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Barclays Bank PLC, and Bank of America N.A., with an aggregate maximum amount of approximately $1.7 billion available to finance our loan investments.
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
We also expect to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect one or more lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, to the extent regulatory capital requirements imposed on our lenders are increased, our lenders may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates.
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
Certain of our current financing arrangements contain, and our future financing arrangements likely will contain, various financial and operational covenants affecting our ability and, in certain cases, our subsidiaries’ ability, to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. For a description of certain of the covenants, see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio Financing.” There have been instances in the past where we were not in compliance with certain of these covenants. Although these instances of non-compliance have since been cured or waived, if we were to fail to meet or satisfy any of the covenants in our financing arrangements in the future and are unable to obtain a waiver or other suitable relief from the lenders, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. Further, this could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, a default on any of our debt agreements, and in particular our secured credit agreements (since a significant portion of our assets are or will be, as the case may be, financed thereunder), could materially and adversely affect us.
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
Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt, as well as any interest rate swaps utilized for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. In a period of declining interest rates, our interest income on floating rate assets would decrease (subject to the existence of any interest rate floors), while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income, and the interest expense we incur on our fixed rate debt would not change. Similarly, in a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate assets may not compensate for such increase in interest expense and the interest income we earn on fixed rate assets would not change. Consequently, changes in interest rates may significantly influence our net interest income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to originate or acquire loans or other investments, the value of our investments and our ability to realize gains from the disposition of assets. Moreover, changes in interest rates may affect borrower default rates.

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
Our CRE CLO liabilities are issued by certain of our wholly owned trust subsidiaries pursuant to indentures that include a range of covenants and operational tests, including: (a) a minimum ratio of aggregate pledged loan collateral (valued in accordance with the indenture) divided by the aggregate principal amount of bonds outstanding (the “overcollateralization test”); and (b) a minimum ratio of interest income collected with respect to pledged loan collateral divided by interest expense with respect to bonds outstanding. A failure of either or both tests generally entitles the trustee to divert (“sweep”) cash from the trust waterfall that would otherwise be distributed to us to pay interest and, to the extent sufficient cash remains after the payment of interest, to retire the senior-most bonds until the tests are satisfied. In certain circumstances, such diversions may last for extended periods depending upon the credit performance of the pledged loans.
Our secured credit agreements are between wholly owned subsidiaries and our lender counterparties. Each involves cross-collateralized pools of pledged loans, and one of our agreements includes a pool-wide debt yield test where failure to comply triggers a cash flow sweep to pay interest and retire borrowings until compliance is restored.
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
Other than with respect to any dedicated or partially dedicated chief financial officer that our Manager may elect to provide to us, neither our Manager nor any other TPG affiliate is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Although our Manager has informed us that Brandon Fox will continue to serve as our interim chief financial officer and that he will spend a substantial portion of his time on our affairs, key personnel provided to us by our Manager have in the past and may in the future become unavailable to us as a result of their departure from TPG or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business. Our Manager and its affiliates may have conflicts in allocating their time, resources and services among our business and any TPG Funds they may manage, including the TRECO Funds, and such conflicts may not be resolved in our favor. Each of our executive officers is also an employee of TPG, who has now or may be expected to have significant responsibilities for TPG Funds managed by TPG now or in the future. For example, certain of the TPG personnel that provide services to us, including our executive officers, currently also provide services for the TRECO Funds and are expected to continue to provide services for the TRECO Funds for the foreseeable future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
We are subject to conflicts of interest arising out of our relationship with TPG, including our Manager and its affiliates. As of December 31, 2025, three of our eight directors are employees of TPG. In addition, our interim chief financial officer and our other executive officers are also employees of TPG, and we are managed by our Manager, a TPG affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of our Management Agreement or the policies and procedures adopted by our Manager, TPG and their affiliates, as the case may be, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and TPG include:
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
For example, we have engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to our REO properties. For more information regarding this arrangement, see Note 10 to our consolidated financial statements included in this Form 10-K.
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
We may be harmed by reputational issues and adverse publicity relating to us, the Manager or TPG. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business. Such reputational issues may have an adverse effect on the market price of our capital stock or on our ability to attract counterparties for our transactions, or otherwise adversely affect us.

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

To maintain our status as a non-investment company, the securities issued to us by any of our existing wholly-owned or majority-owned subsidiaries or subsidiaries that we may form in the future, that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to maintain an exclusion or exemption from registration under the Investment Company Act. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may materially and adversely affect us.
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. We will classify our assets of our subsidiaries relying on the Section 3(c)(5)(C) exemption from the Investment Company Act based upon positions set forth by the SEC staff. Based on such positions, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets, which we refer to as “Qualifying Interests,” and (ii) at least 80% of its assets in Qualifying Interests and real estate-related assets. Qualifying Interests for this purpose include senior mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are Qualifying Interests for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes, CRE debt securities and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. The SEC has not published guidance with respect to the treatment of the pari passu participation interests in senior mortgage loans held by certain of our subsidiaries for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance applicable to the participation interests, we intend to treat such participation interests as real estate-related assets. Depending on the composition of the assets of our subsidiaries that own such participation interests, we may treat such subsidiaries as excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act and the securities issued by them to us as “investment securities” for purposes of the 40% test.
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

Because registration as an investment company would significantly affect our (or our subsidiaries’) ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we and our wholly-owned subsidiaries and majority-owned subsidiaries will continue to satisfy the requirements to avoid regulation as an investment company. However, there can be no assurance that we or our subsidiaries will be able to satisfy these requirements and maintain our and their exclusion or exemption from such registration. If we or our wholly-owned subsidiaries or our majority-owned subsidiaries do not meet these requirements, we could be forced to alter our investment portfolio by selling or otherwise disposing of a substantial portion of the assets that do not satisfy the applicable requirements or by acquiring a significant position in assets that are Qualifying Interests. Such investments may not represent an optimal use of capital when compared to the available investments we and our subsidiaries target pursuant to our investment strategy. These investments may present additional risks to us, and these risks may be compounded by our inexperience with such investments. Altering our investment portfolio in this manner may materially and adverse affect us if we are forced to dispose of or acquire assets in an unfavorable market.
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

Changes in laws or regulations governing our operations, including financial regulatory changes in the United States, may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on us.
For example, the financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
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
Any legislative or regulatory changes applicable to or otherwise affecting our business, such as changes affecting the financial services industry, may impose additional compliance and other costs, increase regulatory investigations of our investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. Moreover, any changes related to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities and may result in our investment strategy shifting from the areas of expertise of our Manager to other types of investments in which our Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the trading price of our common stock.
We depend on our Manager to develop appropriate systems and procedures to control operational risk.
We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on our Manager’s financial, accounting and other data processing systems. The ability of Manager's systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Manager will not be liable for losses incurred due to the occurrence of any such errors.
Operational risks, including the risks of cyberattacks affecting us, our Manager, TPG or third parties, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on TPG’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which are continually evolving and may increase in sophistication and frequency in the future, including as a result of technological developments in machine learning technology and generative artificial intelligence. Attacks on TPG and its affiliates and their portfolio companies’ and service providers’ systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage the TPG systems on which we rely, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, ransomware attacks, cyber extortion, computer viruses and other malicious code.
The information that we and our third-party service providers may process may be susceptible to outages, computer system failures, cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, corruptants, malicious software, phishing attempts, unauthorized access to or acquisition of information, social engineering attempts (including business email compromise attacks) and other data breaches or security incidents, and such incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Additionally, cyberattacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems. TPG, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect TPG or us. For example, the information and technology systems of TPG, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, droughts, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. The result of a cyberattack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets and information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
There has been an increase in the frequency and sophistication of the cyber and data security threats TPG faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, by more sophisticated attackers who may target TPG because TPG holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and its and our potential investments. In addition, risk from cyber and data security threats is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks on TPG. As a result, we and TPG may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on TPG’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our or TPG's reputation. There can be no assurance that measures that TPG takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on TPG or its affiliates.
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. Although TPG has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Although TPG has processes to oversee and identify material risks associated with the use of third party service providers, TPG does not control the cybersecurity plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to TPG, its portfolio entities and us, each of which could be negatively impacted as a result. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption to our information technology systems or the third-party information technology systems that support our business.Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately.
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
In addition, we and TPG operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. The SEC has adopted amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and TPG operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples, the General Data Protection Regulation, the U.K. Data Protection Act, the Gramm-Leach-Bliley Act (and applicable regulations thereunder) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, which could impose significant costs, potential liabilities and operational and legal obligations. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals.
Breaches in cybersecurity, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or TPG’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, TPG’s computer systems and networks or that of our third-party service providers, or otherwise cause interruptions or malfunctions in our or TPG’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or TPG fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or investors in the TPG Funds and TPG clients to lose confidence in the effectiveness of our or TPG’s security measures.
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
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to us by our Manager or the personnel of our service providers could, without being known to us, improperly utilize or misappropriate AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
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

Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of AI technologies, including regarding the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. Regulations relating to AI may expand our compliance obligations and impact our business.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, which in each case would increase the amount we are required to distribute to shareholders without corresponding receipt of cash. For example, we may be required to accrue income from mortgage loans, CRE debt securities and other types of debt investments or interests in debt investments before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the issue price (generally, the principal amount) of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, which could increase our “phantom income” and REIT distribution requirement.

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
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Revenue Procedure 2017-45 provides that elective cash/stock distributions by "publicly offered REITs" (i.e., REITs that are required to file annual and periodical reports with the SEC under the Exchange Act) will be treated as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total distribution is available in cash and certain other parameters in the Revenue Procedure are satisfied. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow, which could materially and adversely affect us.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our investments through TRSs, which will be subject to corporate-level income tax at regular rates. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, deductions for business interest expense (even if paid to third parties) are limited to the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses, the pass-through income deduction, or any deduction for depreciation, amortization or depletion. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would reduce our cash flow, which could materially and adversely affect us.
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
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of CRE debt securities. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
We may be required to report taxable income from certain investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on commercial mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the issue price (generally, the principal amount) of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.
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
Our securitizations have, and could in the future, result in the creation of taxable mortgage pools (“TMPs”), for U.S. federal income tax purposes. As a REIT, so long as we own (or our subsidiary REIT owns) 100% of the equity interests in a TMP, we generally will not be adversely affected by the characterization of the securitization as a TMP. Our subsidiary REIT currently owns 100% of the equity interests in each TMP created by our securitizations. To the extent that we (as opposed to our subsidiary REIT) own equity interests in a TMP, certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the TMP. In addition, in such a case, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the TMP. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. While we believe that we have structured our securitizations such that the above taxes would not apply to our stockholders with respect to TMPs held by our subsidiary REIT, our subsidiary REIT is in part owned by a TRS of ours, which will pay corporate level tax on any dividends it may receive from the subsidiary REIT.
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
A REIT’s net income from prohibited transactions is subject to a 100% U.S. federal income tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. The 100% tax on prohibited transactions does not apply to gains from the sale of foreclosure property that is held by a TRS, although such gain will be subject to U.S. federal income tax at regular corporate rates. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans or REO at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
We may hold REO as a result of taking title to a loan's collateral in foreclosure (or deed-in-lieu of foreclosure). When we acquire a property in this fashion, we consider the impact that taking ownership of such property has on our ability to continue to qualify to be taxed as a REIT as well as any tax liabilities attributable to our operation of such property as a REIT. In some cases, operation of real property will not generate qualifying rents from real property for purposes of the REIT gross income tests absent special structuring (e.g., gross income from operation of a hotel). In appropriate cases, however, we may be eligible to make an election with the IRS to treat property that we take possession of in a foreclosure (or deed-in-lieu of foreclosure) as "foreclosure property". If, and for so long as, such property qualifies as "foreclosure property" within the meaning of the REIT rules, gross income from such property (even if not normally qualifying REIT gross income) is nevertheless treated as qualifying for purposes of both REIT gross income tests and, in addition, gain from the sale of such property will not be subject to the 100% tax on prohibited transactions. Whereas our net income is generally free of corporate-level income tax because we operate as a REIT, our net income with respect to a property for which we have made a foreclosure property election that would not otherwise be qualifying gross income for purposes of the REIT gross income tests will be subject to corporate income tax. In addition, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated prematurely, possibly causing us to fail one or both REIT gross income tests or causing any gain from sale of such property to be subject to the prohibited transactions tax.
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
We invest in mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Certain of our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to continue to qualify as a REIT.
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
To continue to qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% U.S. federal income tax on any resultant gain if we sell assets in transactions that are treated as prohibited transactions.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Any income from a properly identified hedging transaction we enter into either (i) to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable U.S. Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in such TRS.
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
Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REIT to qualify as a REIT, such subsidiary REIT would be subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT or have other adverse effects on us or our stockholders.
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

Future issuances of equity or debt securities, which may include securities that would rank senior to our common stock, may adversely affect the market price of the shares of our common stock.
The issuance of additional shares of our common stock, including in connection with future issuances of shares of preferred stock or other securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our common stock. If we issue equity or debt securities which rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our common stock. Therefore, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
Geopolitical instability, uncertainty with respect to actual and proposed shifts in U.S. trade, foreign, economic and other policies, escalating global trade tensions, including the adoption or expansion of economic sanctions or trade restrictions, global conflicts, as well as other global events have significantly increased macroeconomic uncertainty at a global level. Sanctions imposed by the U.S. and other countries have caused additional financial market volatility and affected the global economy. Because of interrelationships within the global financial markets, if these issues do not abate, or if they worsen or spread, our business may be adversely affected.
The current macroeconomic environment is characterized by inflation, supply chain challenges, labor shortages, elevated interest rates, foreign currency exchange volatility, volatility in global capital markets and recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.
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
In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, or conflict, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
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
Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
Our business faces increasing public scrutiny related to sustainability activities. A variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such sustainability ratings and measures in making their investment decisions. If our sustainability ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
“Anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions, and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our Manager’s practices as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some conservative groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and, in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both sustainability and DEI related practices could expose our Manager to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.
There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing responsible investment policies and procedures to meet sustainability commitments to investors.
In addition, compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
As an externally managed company, our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG, a leading global alternative asset manager with $303 billion in assets under management as of December 31, 2025. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. We, in conjunction with our Manager and TPG, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of our and TPG’s data and systems along with other material risks to firm operations.
These risk assessments inform TPG’s cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. When TPG engages service providers who will have access to sensitive data or TPG's systems and facilities, TPG’s Cybersecurity team assesses each service provider’s administrative and technical security controls. In addition, as appropriate, TPG seeks to include provisions in its service provider agreements that address TPG's requirements as well as industry best practices related to data and cybersecurity, as well as TPG's rights to assess, monitor, audit and test such service provider’s cybersecurity programs and practices.
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
As an externally managed company, we rely on TPG’s information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an enterprise risk committee (“ERC”) to manage overall risk, including cybersecurity risks identified by TPG's cybersecurity team. The ERC includes representatives from relevant functions and is led by TPG’s chief executive officer. TPG has also established an operational risk committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of TPG’s cybersecurity risk management, control and governance processes is assigned to TPG’s chief information security officer (“CISO”), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG’s cybersecurity team also regularly coordinates with other key stakeholders within TPG, including compliance, human resources, internal audit and legal.

TPG’s CISO leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing TPG’s cybersecurity program. TPG’s CISO previously held various leadership roles within the technology risk department of one of the world’s largest banking institutions over a 17-year period. He holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG’s cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG’s cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Performance
Our common stock was listed on the NYSE on July 20, 2017 in connection with our initial public offering, which closed on July 25, 2017, and is currently traded under the symbol “TRTX”. It has been our policy to declare quarterly dividends to common stockholders in compliance with applicable provisions of the Internal Revenue Code governing REITs. As of February 17, 2026, there were approximately 40 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Performance Graph
The following graph sets forth the cumulative total stockholder return based on a $100 investment in our common stock, assuming a quarterly reinvestment of dividends before consideration of income taxes during the period from December 31, 2020 through December 31, 2025, as well as the corresponding returns on an overall stock market index (S&P 500 Index) and the FTSE NAREIT Mortgage REITs Index. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Issuer Purchases of Equity Securities
On April 25, 2024, our board of directors approved a share repurchase program (the "Completed Program") pursuant to which we were authorized to repurchase up to $25.0 million of our common stock, the remaining capacity of which was utilized during the three months ended September 30, 2025. On September 3, 2025, our board of directors approved a new share repurchase program (the "New Program") pursuant to which we are authorized to repurchase up to $25.0 million of our common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans.
During the year ended December 31, 2025, the Company repurchased an aggregate of 3,155,209 shares of common stock under the Completed Program, at a weighted average price of $7.89 per share, for total consideration (including commissions and related fees) of $25.0 million. During the three months and year ended December 31, 2025, the Company repurchased an aggregate of 45,367 shares of common stock under the New Program, at a weighted average price of $8.50 per share, for total consideration (including commissions and related fees) of $0.4 million. As of December 31, 2025, the Company had $24.6 million of remaining capacity under the New Program.
The following table provides information about common stock purchases by or on behalf of us pursuant to our share repurchase programs during the three months ended December 31, 2025:

Period beginning	Period ending	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the programs
October 1, 2025	October 31, 2025	45,367	$8.50	45,367	$386,435	$24,613,565
November 1, 2025	November 30, 2025	—	—	45,367	—	24,613,565
December 1, 2025	December 31, 2025	—	—	45,367	—	24,613,565
Total/Average		45,367	$8.50		$386,435
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
This section discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $303 billion in assets under management as of December 31, 2025. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's Real Estate platform and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 10 to our Consolidated Financial Statements included in this Form 10-K.
Macroeconomic Environment
2025 was marked by significant volatility in global markets, driven by tariffs and international trade policy and disputes, political and regulatory uncertainty, geopolitical conditions, elevated interest rates, and inflation. Collectively, these market dynamics have posed challenges to commercial real estate values and transaction activity. However, the Federal Reserve decreased interest rates in 2024 and 2025, which has contributed to an improvement in the cost and availability of debt. This was constructive for real estate values and transaction activity. In 2025, we originated 20 first mortgage loans, with aggregate total loan commitments of $1.9 billion, an aggregate initial unpaid principal balance of $1.8 billion, and aggregate unfunded commitments at closing of $0.1 billion. This represented a significant increase in origination activity over 2024, when we originated eight first mortgage loans, with aggregate total loan commitments of $562.3 million, an aggregate initial unpaid principal balance of $532.0 million, and aggregate unfunded commitments at closing of $30.3 million.
Thus far, 2026 has been marked by additional policy-driven uncertainty and market volatility, including with respect to international trade policy and geopolitical conditions. The Federal Reserve recently held interest rates steady for the first time since July 2025. While some officials have expressed support for additional decreases in interest rates in 2026, other officials have expressed opposition to additional decreases. As a result, significant uncertainty exists with respect to the timing, direction and extent of any future interest rate changes, in addition to uncertainty related to international trade policy, the political and regulatory environment, geopolitical events, and inflation. Our continued monitoring of these and other conditions will continue to inform our loan origination volumes, liquidity, and capital allocation in 2026.

Fourth Quarter 2025 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $0.2 million, compared to $18.4 million for the three months ended September 30, 2025, a decrease of $18.2 million.
•Produced Net interest income of $25.4 million, resulting from interest income of $74.4 million and interest expense of $49.0 million. Net interest income decreased $2.8 million compared to the three months ended September 30, 2025.
•Generated Distributable Earnings of $18.5 million, compared to $19.9 million for the three months ended September 30, 2025, a decrease of $1.4 million.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $11.3 million, for a total allowance for credit losses of $77.4 million, or 180 basis points of total loan commitments of $4.3 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended December 31, 2025.
Investment Portfolio Activity:
•Originated nine first mortgage loans with aggregate total loan commitments of $927.0 million, an aggregate initial unpaid principal balance of $843.0 million, aggregate unfunded loan commitments at closing of $83.9 million, a weighted average interest rate of Term SOFR plus 2.66%, and a weighted average interest rate floor of 2.74%.
•Funded $11.9 million of future funding obligations associated with existing loans.
•Received six full loan repayments of $378.3 million.
Investment Portfolio Financing Activity:
•Issued TRTX 2025-FL7, a $1.1 billion managed CRE CLO with $957.0 million of investment-grade bonds outstanding, a 30-month reinvestment period, an advance rate of 87.0%, and a weighted average interest rate at issuance of Term SOFR plus 1.67%, before transaction costs.
•Redeemed all $411.5 million of outstanding investment-grade bonds of TRTX 2021-FL4. Five collateral interests with an aggregate unpaid principal balance of $205.2 million financed therein were refinanced by the issuance of TRTX 2025-FL7.
•Utilized the reinvestment feature in TRTX 2025-FL6 three times, recycling loan repayments of $163.9 million.
•Executed an extension of the Goldman Sachs secured credit agreement through November 17, 2029.
•Executed an extension of the initial maturity of the Barclays secured credit agreement.
Full Year 2025 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $45.5 million, or $0.57 per diluted share, and Distributable Earnings of $76.8 million or $0.97 per diluted share.
•Produced Net interest income of $103.8 million, resulting from interest income of $290.2 million and interest expense of $186.5 million.
•Declared dividends of $77.9 million, or $0.96 per common share, representing a 11.1% annualized dividend yield based on the December 31, 2025 closing price of $8.61.
Investment Portfolio Activity:
•Originated 20 first mortgage loans with total loan commitments of $1.9 billion, an aggregate initial unpaid principal balance of $1.8 billion, unfunded loan commitments of $0.1 billion, a weighted average interest rate of Term SOFR plus 2.82%, and a weighted average interest rate floor of 2.95%.
•Funded $42.6 million in future funding obligations associated with existing loans.
•Received loan repayments, in whole and in part, of $987.9 million.
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
•Redeemed all $114.6 million of outstanding investment-grade bonds of TRTX 2019-FL3. Three collateral interests with an aggregate unpaid principal balance of $143.0 million financed therein were refinanced by the issuance of TRTX 2025-FL6.
•Utilized the reinvestment feature in TRTX 2025-FL6 seven times, recycling loan repayments of $331.9 million.
•Extended our secured revolving credit facility by three years to February 2028 and increased the capacity by $85.0 million to $375.0 million, with a syndicate of seven lenders.
•Non-mark-to-market financing comprised 82.0% of total loan portfolio borrowings as of December 31, 2025.
Liquidity:
•Maintained substantial near-term liquidity of $143.0 million, as of December 31, 2025, comprised of:
•$87.6 million of cash-on-hand, of which $72.6 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $21.4 million under secured credit agreements with two lenders, and $30.0 million under other financing arrangements.
•Collateralized loan obligation reinvestment proceeds of $4.0 million.
We have financed our loan investments as of December 31, 2025 utilizing three CRE CLOs totaling $2.6 billion, $591.2 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders, $60.2 million under asset-specific financing arrangements, and $31.5 million under our $375.0 million secured revolving credit facility. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $127.1 million that are eligible to pledge under our existing financing arrangements. As of December 31, 2025, 79.2% of our borrowings were pursuant to our CRE CLO vehicles, 19.0% were pursuant to our secured credit agreements and secured revolving credit facility and 1.8% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 82.0% of total loan portfolio borrowings as of December 31, 2025.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of December 31, 2025, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.69% (1.67% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 3.9 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended December 31, 2025, we recorded net income attributable to common stockholders of $0.00 per diluted common share, a decrease of $0.23 per diluted common share from the three months ended September 30, 2025, of which (i) $0.17 per diluted common share relates to an increase quarter over quarter in our credit loss expense, which was a $11.3 million expense during the fourth quarter of 2025 compared to $2.6 million benefit during the third quarter of 2025 and (ii) $0.04 per diluted common share related to a decrease in net interest income.
Distributable Earnings per diluted common share was $0.24 for the three months ended December 31, 2025, a decrease of $0.01 per diluted common share from the three months ended September 30, 2025. The decrease in Distributable Earnings per diluted common share was primarily due to a decrease in net interest income of $0.04 per diluted common share, partially offset by a decrease in expenses from real estate owned operations of $0.02 per diluted common share.
For the three months ended December 31, 2025, we declared a cash dividend of $0.24 per common share which was paid on January 23, 2026.
Our book value per common share as of December 31, 2025 was $11.07, a decrease of $0.20 per common share from our book value per common share as of December 31, 2024 of $11.27. The decrease of $0.20 per common share was primarily due to (i) an increase in credit loss expense of $0.17 per common share and (ii) preferred stock dividends declared of $0.16 per common share, which was partially offset by amortization of stock compensation expense of $0.11 per common share during the year ended December 31, 2025. Additionally, on a net basis, book value per common share increased $0.05 per common share due to share repurchases and issuances during the year ended December 31, 2025.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2025	September 30, 2025	2025	2024
Net income	$3,976	$21,993	$60,319	$74,335
Preferred stock dividends(1)	(3,148)	(3,148)	(12,592)	(12,592)
Participating securities' share in earnings	(639)	(396)	(2,248)	(2,077)
Net income attributable to common stockholders - see Note 11	$189	$18,449	$45,479	$59,666
Weighted average common shares outstanding, basic	78,269,283	78,515,639	79,299,265	79,801,990
Weighted average common shares outstanding, diluted - see Note 11	78,445,515	78,813,809	79,445,823	79,888,044
Earnings per common share, basic(2)	$0.00	$0.23	$0.57	$0.75
Earnings per common share, diluted(2)	$0.00	$0.23	$0.57	$0.75
Dividends declared per common share	$0.24	$0.24	$0.96	$0.96
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,		Year Ended December 31,
	December 31, 2025	September 30, 2025	2025	2024
Net income attributable to common stockholders - see Note 11	$189	$18,449	$45,479	$59,666
Non-cash stock compensation expense	4,402	1,389	9,807	6,387
Depreciation and amortization	2,595	2,712	12,722	15,987
Credit loss expense (benefit), net	11,277	(2,608)	13,871	4,147
GAAP Gain on sale of real estate owned, net(1)	—	—	(6,970)	—
Adjusted Gain on sale of real estate owned, net for purposes of Distributable Earnings(1)	—	—	1,869	—
Distributable earnings before realized losses from loan sales and other loan resolutions	$18,463	$19,942	$76,778	$86,187
Realized loss on loan write-offs related to loan sales and REO conversions	—	—	—	$(9,729)
Distributable earnings	$18,463	$19,942	$76,778	$76,458
Weighted average common shares outstanding, basic	78,269,283	78,515,639	79,299,265	79,801,990
Weighted average common shares outstanding, diluted - see Note 11	78,445,515	78,813,809	79,445,823	79,888,044
Distributable earnings per common share, basic	$0.24	$0.25	$0.97	$0.96
Distributable earnings per common share, diluted	$0.24	$0.25	$0.97	$0.96
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

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	December 31, 2025	December 31, 2024
Total stockholders’ equity	$1,068,023	$1,114,041
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$866,648	$912,666
Number of common shares outstanding at period end	78,318,722	81,003,693
Book value per common share	$11.07	$11.27

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of December 31, 2025, our loans held for investment portfolio consisted of 50 first mortgage loans (or interests therein) totaling $4.3 billion of commitments with an unpaid principal balance of $4.1 billion. As of December 31, 2025, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan both owned by us. As of December 31, 2025, we had $173.6 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of December 31, 2025, we owned two office properties and four multifamily properties with an aggregate carrying value of $237.7 million.
During the three months ended December 31, 2025, we originated nine mortgage loans with aggregate total loan commitments of $927.0 million, an aggregate initial unpaid principal balance of $843.0 million, and aggregate unfunded commitments at closing of $83.9 million. Loan fundings included $11.9 million of deferred future fundings related to previously originated loans. We received proceeds from six loan repayments in full of $378.3 million for total loan repayments of $378.3 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,	Year Ended,
	December 31, 2025	December 31, 2025
Loan originations and acquisitions — initial funding	$843,043	$1,778,797
Other loan fundings(1)	11,918	42,614
Loan repayments	(378,330)	(987,871)
Total loan activity, net	$476,631	$833,540
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.2 million and $0.7 million for the three months and year ended December 31, 2025, respectively.
For the three months ended December 31, 2025, we generated interest income of $74.4 million and incurred interest expense of $49.0 million, which resulted in net interest income of $25.4 million.

The following table details overall statistics for our loans held for investment portfolio as of December 31, 2025 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	50	50
Floating rate loans	99.7%	99.7%
Total loan commitments	$4,290,603	$4,290,603
Unpaid principal balance(2)	$4,118,050	$4,118,050
Unfunded loan commitments(3)	$173,595	$173,595
Amortized cost	$4,103,022	$4,103,022
Weighted average credit spread	3.2%	3.2%
Weighted average all-in yield(4)	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.0	3.0
Weighted average LTV(6)	65.7%	65.7%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of December 31, 2025. As of December 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $1.0 million related to one loan as of December 31, 2025.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2025, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2025, based on the unpaid principal balance of our total loan exposure, 56.3% of our loans were subject to yield maintenance or other prepayment restrictions and 43.7% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of December 31, 2025 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$493,080	$486,208	0.19%
0.51% to 1.00%	66,935	66,175	0.89
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	515,756	484,292	2.44
2.51% to 3.00%	1,670,051	1,576,735	2.92
3.01% to 3.50%	1,493,781	1,453,640	3.30
3.51% or greater	51,000	51,000	4.00
Total	$4,290,603	$4,118,050	2.66%
_________________________________
(1)Excludes capitalized interest of $1.0 million related to one loan.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of December 31, 2025, we owned two office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the year ended December 31, 2025, we did not acquire any REO properties. We sold two office properties during the year ended December 31, 2025 to third parties.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of December 31, 2025 (dollars in thousands):

Property type	Location	Month of acquisition	Carrying value
Office	Houston, TX	April 2023	$46,289
Office	Manhattan, NY	December 2023	36,309
Multifamily	Arlington Heights, IL	December 2023	65,853
Multifamily	San Antonio, TX	November 2024	28,241
Multifamily	San Antonio, TX	November 2024	25,220
Multifamily	Chicago, IL	December 2024	35,831
			$237,743

Asset Management
We actively manage the assets in our portfolio from closing to final repayment or resolution. We are party to agreements with Situs Asset Management, LLC (“SitusAMC”), one of the largest commercial mortgage loan servicers, pursuant to which SitusAMC (i) provides us with dedicated asset management employees to provide asset management services pursuant to our proprietary guidelines and (ii) services our loans. Following the closing of an investment, the dedicated asset management team rigorously monitors the investment under our Manager’s oversight, with an emphasis on ongoing financial, legal and quantitative analyses. Through the final repayment of an investment, the asset management team maintains regular contact with borrowers, servicers and local market experts monitoring performance of the collateral, anticipating borrower, property and market issues, and enforcing our rights and remedies when appropriate. We manage our REO using resources of TPG's Real Estate platform and third-party property managers all under the direct supervision of our Manager.
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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	December 31, 2025		December 31, 2024
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	3	169,232	1	62,716
3	44	3,773,844	42	3,098,671
4	3	159,946	2	117,201
5	—	—	—	—
Totals	50	$4,103,022	45	$3,278,588
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	December 31, 2025			December 31, 2024
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	28	$2,211,484	3.0	26	$1,718,386	3.0
Industrial	8	715,816	3.0	2	148,103	3.0
Office	5	441,157	3.1	6	581,996	3.1
Life Science	3	333,477	3.0	3	354,402	3.0
Hotel	4	257,540	2.8	6	333,443	2.8
Mixed-Use	1	76,548	4.0	1	75,327	4.0
Self Storage	1	67,000	3.0	1	66,931	3.0
Totals	50	$4,103,022	3.0	45	$3,278,588	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of December 31, 2025, unchanged from December 31, 2024.
During the three months ended December 31, 2025, we upgraded two loans and downgraded one loan. We upgraded two multifamily loans from "3" to "2" due to continued strong operating performance. We downgraded one multifamily loan from "3" to "4" due to operational challenges during the quarter. We assigned an initial risk rating of "3" to nine newly originated loans. We received repayment in full of six loans with a total unpaid principal balance of $378.3 million and a weighted average risk rating of 3.0 as of September 30, 2025.
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the year ended December 31, 2025, we recorded an increase of $13.5 million in our allowance for credit losses resulting in an aggregate CECL reserve of $77.4 million at year-end. This increase was primarily attributable to an increase in the general reserve which reflects our loan activity and the impact of an uncertain macroeconomic environment, which includes macroeconomic assumptions that include ongoing concerns about growing geopolitical tensions and conflicts, the potential impact of market volatility and tariffs and the general level of forecasted interest rates. Additionally, the allowance for credit losses is impacted by loan specific property-level performance trends and local market fundamentals.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2025
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$74,503	$4,118,050	$2,920	$173,595	$4,290,603	180	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$74,503	$4,118,050	$2,920	$173,595	$4,290,603	180	bps

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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	December 31, 2025	December 31, 2024
Collateralized loan obligations	$2,595,316	$1,682,288
Secured credit agreements	591,245	585,042
Asset-specific financing arrangements	60,235	186,500
Secured revolving credit facility	31,466	86,625
Mortgage loan payable	31,200	31,200
Total	$3,309,462	$2,571,655
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of December 31, 2025, non-mark-to-market financing sources accounted for 82.0% of our total loan portfolio borrowings. The remaining 18.0% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of December 31, 2025, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			December 31, 2025			December 31, 2024
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements(1)
Goldman Sachs	Credit	25.0%	$—	$369,767	$369,767	$—	$261,121	$261,121
Wells Fargo	Credit	25.0%	—	76,087	76,087	—	225,530	225,530
Barclays	Credit	25.0%	—	—	—	—	62,526	62,526
Bank of America	Credit	25.0%	—	145,391	145,391	—	35,865	35,865
			—	591,245	591,245	—	585,042	585,042
Secured revolving credit facility
Syndicate lenders	None	100.0%	31,466	—	31,466	86,625	—	86,625

Asset-specific financing(2)
HSBC Facility	None	20.0%	31,125	—	31,125	136,011	—	136,011
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
Customers Bank	None	n.a	—	—	—	21,379	—	21,379
			60,235	—	60,235	186,500	—	186,500
Collateralized loan obligations
TRTX 2019-FL3	None	n.a	—	—	—	119,526	—	119,526
TRTX 2021-FL4	None	n.a	—	—	—	673,909	—	673,909
TRTX 2022-FL5	None	n.a	675,816	—	675,816	888,853	—	888,853
TRTX 2025-FL6	None	n.a	962,500	—	962,500	—	—	—
TRTX 2025-FL7	None	n.a	957,000	—	957,000	—	—	—
			2,595,316	—	2,595,316	1,682,288	—	1,682,288

Total indebtedness			$2,687,017	$591,245	$3,278,262	$1,955,413	$585,042	$2,540,455
Percentage of total indebtedness			82.0%	18.0%	100.0%	77.0%	23.0%	100.0%
________________________________
(1)As a result of contributing collateral into TRTX 2025-FL7 upon its issuance during the three months ended December 31, 2025, we repaid $430.4 million of borrowings under our secured credit agreements. Additionally, we accelerated $0.04 million of unamortized deferred financing costs related to these agreements within interest expense in our consolidated statements of income (loss) and comprehensive income (loss). As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, we repaid $332.6 million of borrowings under our secured credit agreements. Additionally, we accelerated $0.1 million of unamortized deferred financing costs related to these agreements within interest expense in our consolidated statements of income (loss) and comprehensive income (loss).
(2)As a result of contributing collateral into TRTX 2025-FL7 upon its issuance during the three months ended December 31, 2025, we repaid $76.1 million of borrowings under the HSBC Facility asset-specific financing arrangement. Additionally, we accelerated $0.1 million of unamortized deferred financing costs related to this arrangement within interest expense in our consolidated statements of income (loss) and comprehensive income (loss). As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the three months ended March 31, 2025, we repaid $157.4 million of borrowings under the HSBC Facility and Customers Bank asset-specific financing arrangements. Additionally, we accelerated $0.6 million of unamortized deferred financing costs related to these arrangements within interest expense in our consolidated statements of income (loss) and comprehensive income (loss)

Secured Credit Agreements
As of December 31, 2025, aggregate borrowings outstanding under our secured credit agreements totaled $0.6 billion. As of December 31, 2025, the overall weighted average interest rate was the benchmark interest rate plus 1.67% per annum and the overall weighted average advance rate was 78.8%. As of December 31, 2025, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 4.0 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of December 31, 2025 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$499,717	78.1%	$383,956	$369,767	$14,189	$116,044	1.80%	11/17/31
Wells Fargo	500,000	104,245	79.9	83,331	76,087	7,244	416,669	1.61	12/06/27
Barclays	500,000	—	—	—	—	—	500,000	—	03/31/27
Bank of America	200,000	181,739	80.0	145,391	145,391	—	54,609	1.38	06/06/26
Totals / weighted average	$1,700,000	$785,701	78.8%	$612,678	$591,245	$21,433	$1,087,322	1.67%
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
(5)Our ability to extend our secured credit agreements to the dates shown above is subject to satisfaction of certain conditions. Even if extended, our lenders retain sole discretion during the revolving period to determine whether to accept pledged collateral, and the advance rate and credit spread applicable to each borrowing thereunder. No new loan collateral may be pledged to the Goldman Sachs facility after November 17, 2029, on which date the facility automatically converts to a two-year term facility.
Once we identify an asset and the asset is approved by the secured credit agreement lender to serve as collateral (which lender’s approval is in its sole discretion), we and the lender may enter into a transaction whereby the lender advances to us a percentage of the value of the loan asset, which is referred to as the “advance rate”. In the case of borrowings under our secured credit agreements that are repurchase arrangements, this advance serves as the purchase price at which the lender acquires the loan asset from us with an obligation of ours to repurchase the asset from the lender for an amount equal to the purchase price for the transaction plus a price differential, which is calculated based on an interest rate. Advance rates are subject to negotiation between us and our secured credit agreement lenders.
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
As of December 31, 2025, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 21.2% compared to 22.4% as of December 31, 2024.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2025, the weighted average unused fee was 19 basis points. This facility is 100% recourse to Holdco. As of December 31, 2025, we pledged one loan investment with a collateral principal balance of $82.0 million and had outstanding Term SOFR-based borrowings of $31.5 million.
Asset-Specific Financing Arrangements
As of December 31, 2025, we had two asset-specific financing arrangements with two third-party lenders and provide asset-specific financing on a non-mark-to-market basis with matched term. The BMO facility is 25% recourse to Holdco and the HSBC Facility is 20% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	December 31, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,670	1.9%	4.7	1	$41,500	$41,132	4.7
BMO Facility	1	200,000	29,110	29,110	2.0%	1.7	1	40,963	40,963	1.7
Total / weighted average		$231,125	$60,235	$59,780	1.9%	3.3 years		$82,463	$82,095	3.3 years
_______________________
(1)Net of $0.5 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of December 31, 2025, we had three collateralized loan obligations, TRTX 2025-FL7, TRTX 2025-FL6, and TRTX 2022-FL5, totaling $2.6 billion, financing $3.0 billion, or 73.8%, of our loans held for investment portfolio. As of December 31, 2025, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 79.2% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.85%, and have a weighted average advance rate of 85.4%. Each CRE CLO included and with respect to TRTX 2025-FL7 and TRTX 2025-FL6, includes, a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	December 31, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2022-FL5
Collateral loan investments	19	Term SOFR	$843,784	$822,488	3.52%	1.5
Financing provided	1	Term SOFR	675,816	675,816	2.14%	13.1
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,086,326	3.15%	3.3
Financing provided	1	Term SOFR	962,500	954,133	1.83%	16.7
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,087,491	3.14%	3.9
Financing provided	1	Term SOFR	957,000	949,971	1.67%	17.4
Total
Collateral loan investments(4)	59	Term SOFR	$3,043,784	$2,996,305	3.25%	3.0 years
Financing provided(5)	3	Term SOFR	$2,595,316	$2,579,920	1.85%	16.0 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $84.7 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL5, FL6 and FL7 represent 20.5%, 26.6% and 26.7%, respectively, of the aggregate unpaid principal balance of our loans held for investment portfolio as of December 31, 2025.
(5)During the three months ended December 31, 2025, we recognized interest expense of $36.4 million, which includes $1.0 million of discount and deferred financing cost amortization. During the year ended December 31, 2025, we recognized interest expense of $142.7 million, which includes $3.0 million of discount and deferred financing cost amortization.
During the year ended December 31, 2025, we did not utilize our eligible reinvestment feature related to TRTX 2025-FL7. During the year ended December 31, 2025, we utilized our eligible reinvestment feature related to TRTX 2025-FL6 seven times, recycling $331.9 million of principal payments received. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. The reinvestment periods for TRTX 2025-FL6 and TRTX 2025-FL7 will end on September 18, 2027 and May 18, 2028, respectively.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of December 31, 2025, the carrying value of the loan was $30.8 million.
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
As of December 31, 2025, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-K.
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of December 31, 2025 and December 31, 2024, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of December 31, 2025, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 10.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.66% and the weighted average interest rate floor on the liabilities was 0.08% as of December 31, 2025. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of December 31, 2025 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,109,257
Floating rate mortgage loan liabilities(1)(2)	(3,278,262)
Total floating rate mortgage loan exposure, net	$830,995
__________________________________
(1)As of December 31, 2025, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	December 31, 2025			September 30, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,693,382	$74,418	8.1%	$3,640,977	$77,106	8.5%
Core interest-earning assets	$3,693,382	$74,418	8.1%	$3,640,977	$77,106	8.5%

Interest-bearing liabilities:
Collateralized loan obligations	$2,358,251	$36,447	6.2%	$2,385,445	$38,728	6.5%
Secured credit agreements	511,955	7,682	6.0%	290,307	4,354	6.0%
Secured revolving credit facility	154,899	2,821	7.3%	260,380	4,567	7.0%
Asset-specific financing arrangements	83,224	1,377	6.6%	33,247	548	6.6%
Mortgage loan payable	31,200	648	8.3%	31,200	621	8.0%
Total interest-bearing liabilities	$3,139,529	$48,975	6.2%	$3,000,579	$48,818	6.5%
Net interest income(3)		$25,443			$28,288

Other Interest-earning assets:
Cash equivalents	$94,502	$702	3.0%	$117,578	$1,249	4.2%
Accounts receivable from servicer/trustee	216,850	8	0.0%	113,240	9	0.0%
Total interest-earning assets	$4,004,734	$75,128	7.5%	$3,871,795	$78,364	8.1%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2025. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Years Ended
	December 31, 2025			December 31, 2024
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$3,487,785	$290,237	8.3%	$3,299,435	$307,146	9.3%
Core interest-earning assets	$3,487,785	$290,237	8.3%	$3,299,435	$307,146	9.3%

Interest-bearing liabilities:
Collateralized loan obligations	$2,236,289	$142,667	6.4%	$1,801,348	$135,368	7.5%
Secured credit agreements	409,298	25,358	6.2%	604,803	43,576	7.2%
Secured revolving credit facility	129,847	9,897	7.6%	39,385	4,348	11.0%
Asset-specific financing arrangements	80,876	5,994	7.4%	157,949	12,990	8.2%
Mortgage loan payable	31,200	2,544	8.2%	31,200	2,572	8.2%
Total interest-bearing liabilities	$2,887,510	$186,460	6.5%	$2,634,685	$198,854	7.5%
Net interest income(3)		$103,777			$108,292

Other Interest-earning assets:
Cash equivalents	$162,500	$6,343	3.9%	$225,251	$10,877	4.8%
Accounts receivable from servicer/trustee	100,113	30	0.0%	58,129	3,228	5.6%
Total interest-earning assets	$3,750,398	$296,610	7.9%	$3,582,815	$321,251	9.0%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of December 31, 2025. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended December 31, 2025 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	December 31, 2025	September 30, 2025(2)	Variance
Interest income and interest expense
Interest income	$74,418	$77,106	$(2,688)
Interest expense	(48,975)	(48,818)	(157)
Net interest income	25,443	28,288	(2,845)
Other revenue
Other income, net	1,807	1,597	210
Revenue from real estate owned operations	7,793	7,956	(163)
Total other revenue	9,600	9,553	47
Other expenses
Professional fees	1,659	1,783	(124)
General and administrative	1,183	998	185
Stock compensation expense	4,402	1,389	3,013
Servicing and asset management fees	151	647	(496)
Management fee	5,274	5,237	37
Expenses from real estate owned operations	7,036	8,293	(1,257)
Total other expenses	19,705	18,347	1,358
Gain on sale of real estate owned, net	—	—	—
Credit loss (expense) benefit, net	(11,277)	2,608	(13,885)
Income before income taxes	4,061	22,102	(18,041)
Income tax expense, net	(85)	(109)	24
Net income	$3,976	$21,993	$(18,017)
Preferred stock dividends and participating securities' share in earnings	(3,787)	(3,544)	(243)
Net income attributable to common stockholders - see Note 11	$189	$18,449	$(18,260)
Other comprehensive income
Net income	$3,976	$21,993	$(18,017)
Comprehensive net income	$3,976	$21,993	$(18,017)
Earnings per common share, basic(1)	$0.00	$0.23	$(0.23)
Earnings per common share, diluted(1)	$0.00	$0.23	$(0.23)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended September 30, 2025 can be found in our Quarterly Report on Form 10-Q for the three months ended September 30, 2025 filed with the SEC on October 28, 2025.
Net Interest Income
Net interest income decreased by $2.8 million to $25.4 million during the three months ended December 31, 2025 compared to $28.3 million for the three months ended September 30, 2025. The decrease was primarily attributable to loan portfolio activity including the timings of loan repayments and originations during the quarter, a decrease in the weighted average credit spreads on new originations and one loan placed on non-accrual.

Other Revenue
Other revenue increased $0.05 million for the three months ended December 31, 2025 compared to the three months ended September 30, 2025, due primarily to an increase in other income, net attributable to an increase in reinvestment income earned on collateralized loan proceeds held at our trustee, partially offset by declines in cash held and interest rates earned on our cash balances during the three months ended December 31, 2025.
Other Expenses
Other expenses increased $1.4 million for the three months ended December 31, 2025 compared to the three months ended September 30, 2025, primarily due to an increase in stock compensation expense as a result of expense acceleration associated with an officer's retirement, partially offset by a decrease in expenses from REO operations of $1.3 million.
Credit Loss (Expense) Benefit, net
Credit loss expense increased by $13.9 million for the three months ended December 31, 2025 compared to the three months ended September 30, 2025. The increase was primarily due to a $11.3 million expense recorded during the three months ended December 31, 2025 compared to $2.6 million benefit during the comparable period. Credit loss expense during the three months ended December 31, 2025 was primarily due to a net increase of $5.9 million resulting from loan origination and full loan repayment activity during the quarter and a net increase of $5.4 million related to changes to the macroeconomic environment. Credit loss benefit during the three months ended September 30, 2025 was primarily due to a net decrease of $1.6 million resulting from full loan repayments and loan origination activity during the quarter and a net decrease of $1.0 million related to improved asset-level performance and changes to the macroeconomic environment. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended December 31, 2025 and September 30, 2025, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended December 31, 2025, we declared cash dividends of $0.24 per common share, or $19.4 million. During the three months ended September 30, 2025, we declared cash dividends of $0.24 per common share, or $19.1 million.

Comparison of the Years Ended December 31, 2025 and December 31, 2024
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Years Ended
	December 31, 2025	December 31, 2024	Variance
Interest income and interest expense
Interest income	$290,237	$307,146	$(16,909)
Interest expense	(186,460)	(198,854)	12,394
Net interest income	103,777	108,292	(4,515)
Other revenue
Other income, net	8,079	14,123	(6,044)
Revenue from real estate owned operations	34,259	30,700	3,559
Total other revenue	42,338	44,823	(2,485)
Other expenses
Professional fees	5,834	5,778	56
General and administrative	4,271	4,264	7
Stock compensation expense	9,807	6,387	3,420
Servicing and asset management fees	1,812	1,930	(118)
Management fee	20,858	20,249	609
Expenses from real estate owned operations	35,935	35,626	309
Total other expenses	78,517	74,234	4,283
Gain on sale of real estate owned, net	6,970	—	6,970
Credit loss (expense), net	(13,871)	(4,147)	(9,724)
Income before income taxes	60,697	74,734	(14,037)
Income tax expense, net	(378)	(399)	21
Net income	$60,319	$74,335	$(14,016)
Preferred stock dividends and participating securities' share in earnings	(14,840)	(14,669)	(171)
Net income attributable to common stockholders - see Note 11	$45,479	$59,666	$(14,187)
Other comprehensive income
Net income	$60,319	$74,335	$(14,016)
Comprehensive net income	$60,319	$74,335	$(14,016)
Earnings per common share, basic(1)	$0.57	$0.75	$(0.18)
Earnings per common share, diluted(1)	$0.57	$0.75	$(0.18)
Dividends declared per common share	$0.96	$0.96	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
Net Interest Income
Net interest income decreased $4.5 million to $103.8 million during the year ended December 31, 2025 compared to $108.3 million for the year ended December 31, 2024. The decrease was primarily due to a decline in the average index rate and credit spread, partially offset by an increase in the average outstanding balance of the loan portfolio. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.84% as of December 31, 2024 to 2.66% as of December 31, 2025.
Other Revenue
Other revenue decreased $2.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in other income, net attributable to declines in cash held and interest rates earned on our cash balances. This decrease was partially offset by an increase in operating revenue from eight properties held during the year ended December 31, 2025, of which two of the eight were sold during May and June 2025, compared to five properties held during the year ended December 31, 2024.

Other Expenses
Other expenses increased $4.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in stock compensation expense of $3.4 million for the year ended December 31, 2025 compared to the same period in 2024 as a result of expense acceleration associated with an officer's retirement. Management fees increased by $0.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Additionally, expenses from REO operations increased $0.3 million from eight properties held during the year ended December 31, 2025, of which two of the eight were sold during May and June 2025, compared to five properties held during the year ended December 31, 2024.
Gain on Sale of Real Estate Owned, net
During the year ended December 31, 2025, we sold two office REO properties for net cash proceeds of $39.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any REO during the year ended December 31, 2024.
Credit Loss (Expense), net
Credit loss expense increased by $9.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to a $13.9 million expense recognized during the year ended December 31, 2025 compared to a $4.1 million expense recognized during the comparable period. Credit loss expense during the year ended December 31, 2025, was primarily due to a net increase of $14.9 million which reflects the impact of an uncertain macroeconomic environment, partially offset by a net decrease of $1.0 million related to our loan origination and repayment activity. Credit loss expense during the year ended December 31, 2024, was primarily due to an increase of $9.7 million related to realized losses on REO conversions, partially offset by $5.6 million related to macroeconomic assumptions employed in determining the general CECL reserve. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the years ended December 31, 2025 and 2024, we declared and paid cash dividends of $12.6 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the year ended December 31, 2025, we declared cash dividends of $0.96 per common share, or $77.9 million. During the year ended December 31, 2024, we declared cash dividends of $0.96 per common share, or $78.7 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of December 31, 2025, we had 78.3 million shares of common stock outstanding representing $0.9 billion of stockholders’ equity, and $3.3 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-K for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	December 31, 2025	December 31, 2024
Debt-to-equity ratio(1)	3.02x	2.14x
Total leverage ratio(2)	3.02x	2.14x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$87,613	$190,160
Secured credit agreements	21,433	128,130
Secured revolving credit facility	30,000	—
Asset-specific financing arrangements	—	2,485
Collateralized loan obligation proceeds held at trustee	3,976	—
Total	$143,022	$320,775
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the year ended December 31, 2025, loan repayments totaled $987.9 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $127.1 million that are eligible to pledge under our existing financing arrangements. We also hold six REO properties with an aggregate carrying value of $237.7 million. One of our REO properties is financed and the remaining five properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity. For the year ended December 31, 2025, proceeds from the sale of REO totaled $39.4 million.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.3 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $173.6 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on September 3, 2025.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Year Ended December 31,
	2025	2024
Cash flows provided by operating activities	$90,361	$112,131
Cash flows (used in) provided by investing activities	(789,708)	440,510
Cash flows provided by (used in) financing activities	597,131	(569,176)
Net change in cash, cash equivalents, and restricted cash	$(102,216)	$(16,535)
Operating Activities
During the year ended December 31, 2025 and 2024, cash flows provided by operating activities totaled $90.4 million and $112.1 million, respectively, primarily related to the change in accrued expenses and other assets during the period.
Investing Activities
During the year ended December 31, 2025, cash flows used in investing activities totaled $789.7 million primarily due to new loan originations of $1.8 billion, advances on loans of $41.9 million, and capital expenditures related to real estate owned of $6.1 million, partially offset by loan repayments of $983.9 million and proceeds from the sale of real estate owned of $39.4 million. During the year ended December 31, 2024, cash flows provided by investing activities totaled $440.5 million primarily due to loan repayments of $887.1 million, proceeds of $92.8 million related to a loan sale during the fourth quarter of 2023, and cash assumed from the conversion of loans held for investment to real estate owned of $1.6 million, partially offset by new loan originations and acquisitions of $495.0 million, advances on loans of $40.7 million, and capital expenditures related to real estate owned of $5.3 million.
Financing Activities
During the year ended December 31, 2025, cash flows provided by financing activities totaled $597.1 million primarily due to $1.9 billion of net proceeds from the issuance of TRTX 2025-FL7 and TRTX 2025-FL6, borrowings on our secured financing agreements of $2.0 billion, borrowings on our asset-specific financing arrangements of $107.3 million, partially offset by repayments of CRE CLO liabilities of $1.0 billion as a result of the redemption of TRTX 2021-FL4 and TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $2.0 billion, payments on asset-specific financing arrangements of $233.5 million, payment of dividends on our common stock and Series C Preferred Stock of $91.1 million, and payments to retire common stock of $25.3 million. During the year ended December 31, 2024, cash flows used in financing activities totaled $569.2 million primarily due to payments on secured financing agreements of $594.4 million, repayments on CRE CLO liabilities of $237.5 million as a result of the repayment of underlying loans, payments on asset-specific financing arrangements of $159.4 million, and payment of dividends on our common stock and Series C Preferred Stock of $90.4 million, partially offset by borrowings on our secured financing agreements of $442.7 million and borrowings on our asset-specific financing arrangements of $71.7 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-K for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2025 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$173,595	$26,630	$145,565	$1,400	$—
Collateralized loan obligations—principal(2)	2,595,316	311,423	470,395	1,518,735	294,763
Secured credit agreements—principal(3)	591,245	145,391	76,087	—	369,767
Secured revolving credit facility—principal(3)	31,466	—	31,466	—	—
Asset-specific financing arrangements—principal(4)	60,235	—	29,110	31,125	—
Mortgage loan payable—principal	31,200	—	31,200	—	—
Collateralized loan obligations—interest(5)	522,266	141,311	231,395	144,942	4,618
Secured credit agreements—interest(5)	132,063	27,864	44,934	41,125	18,140
Secured revolving credit facility—interest(3)	3,847	1,814	2,033	—	—
Asset-specific financing arrangements—interest(5)	11,112	3,442	4,685	2,985	—
Mortgage loan payable—interest	6,106	2,428	3,678	—	—
Total	$4,158,451	$660,303	$1,070,548	$1,740,312	$687,288
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of December 31, 2025 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2025-FL7, TRTX 2025-FL6, TRTX 2022-FL5, TRTX 2021-FL4, or TRTX 2019-FL3 as a method of financing; (v) the establishment of new asset-specific financing arrangements, including matched-term note-on-note facilities; (vi) term loans with private lenders; (vii) selling loans and REO to generate cash to repay our debt obligations; (viii) encumbering REO properties to generate cash; and/or (ix) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the year ended December 31, 2025, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-K for additional terms and details of the fees payable under our Management Agreement.
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. The IRS has issued a revenue procedure permitting “publicly offered” REITs to use elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, we may elect to make future distributions of our taxable income in a mixture of stock and cash.

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
On December 12, 2025, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.4 million in the aggregate, for the fourth quarter of 2025. The common stock dividend was paid on January 23, 2026 to the holders of record of our common stock as of December 26, 2025.
On December 9, 2025, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2025. The Series C Preferred Stock dividend was paid on December 30, 2025 to the preferred stockholders of record as of December 19, 2025.
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
For the year ended December 31, 2025 and 2024, common stock dividends in the amount of $77.9 million and $78.7 million, respectively, were declared and approved.
As of December 31, 2025 and December 31, 2024, common stock dividends of $19.4 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, the potential impact of tariffs and trade disputes, sustained higher interest rates, currency fluctuations, labor shortages, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts, which continue to make it more difficult to estimate key inputs for estimating the allowance for credit losses. The amount of allowance for credit losses is influenced by the size of our loan portfolio, loan asset quality, risk rating, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. We employ two methods to estimate credit losses in our loan portfolio: (1) a model-based approach and (2) an individually assessed approach for loans considered to be "collateral-dependent" as the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. Estimates made by us are necessarily subject to change due to the limited number of observable inputs and uncertainty regarding the global macroeconomic conditions described above.
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the year ended December 31, 2025, we recognized an increase of $13.5 million to our allowance for credit losses. The credit loss allowance was $77.4 million as of December 31, 2025. During the year ended December 31, 2025, we recognized $13.9 million of credit loss expense, net.

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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of December 31, 2025 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	11/25/2025	$285.0	$268.3	$266.9	S + 2.6%	S + 3.0%	Floating	12/9/2028	New York City, NY	Multifamily	Bridge	$602,537 Unit	69.5%	3
2	Senior Loan(10)	7/28/2022	256.3	253.8	253.8	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.6%	3
3	Senior Loan(11)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
4	Senior Loan(12)	6/26/2025	200.0	194.5	193.0	S + 3.2%	S + 3.4%	Floating	7/9/2030	Various, Various	Industrial	Bridge	$111 Sq ft	62.8%	3
5	Senior Loan	5/5/2021	194.5	194.5	194.5	S + 3.4%	S + 3.5%	Floating	5/9/2028	Daly City, CA	Life Science	Moderate Transitional	$492 Sq ft	63.1%	3
6	Senior Loan	6/30/2025	173.0	162.1	162.1	S + 2.7%	S + 3.0%	Floating	7/9/2030	Los Angeles, CA	Multifamily	Bridge	$364,211 Unit	72.1%	3
7	Senior Loan	12/31/2024	129.0	116.3	115.4	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
8	Senior Loan	11/13/2024	113.0	110.0	109.5	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
9	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
10	Senior Loan	8/28/2025	101.5	101.5	100.6	S + 3.8%	S + 4.1%	Floating	9/9/2030	Nashville, TN	Hotel	Bridge	$331,699 Unit	67.7%	3
11	Senior Loan	11/26/2025	98.5	90.6	89.9	S + 2.5%	S + 2.8%	Floating	12/9/2030	San Antonio, TX	Multifamily	Bridge	$278,249 Unit	66.1%	3
12	Senior Loan	11/26/2025	97.0	71.3	70.4	S + 3.1%	S + 3.5%	Floating	12/9/2030	Glendale, AZ	Industrial	Moderate Transitional	$84 Sq ft	46.9%	3
13	Senior Loan	10/10/2025	96.5	88.2	87.3	S + 2.7%	S + 2.9%	Floating	11/9/2030	McDonough, GA	Industrial	Light Transitional	$62 Sq ft	62.8%	3
14	Senior Loan	12/19/2025	96.5	82.0	81.0	S + 2.6%	S + 2.9%	Floating	1/9/2031	Myerstown, PA	Industrial	Light Transitional	$82 Sq ft	54.8%	3
15	Senior Loan	7/3/2024	96.0	96.0	95.5	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
16	Senior Loan	12/30/2025	95.2	93.8	93.8	S + 2.6%	S + 2.9%	Floating	1/9/2031	San Antonio, TX	Multifamily	Bridge	$253,733 Unit	68.8%	3
17	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
18	Senior Loan	6/14/2021	92.6	92.6	92.6	S + 3.2%	S + 3.5%	Floating	7/9/2027	Hayward, CA	Life Science	Moderate Transitional	$250 Sq ft	49.7%	3
19	Senior Loan	11/21/2022	87.0	77.9	77.9	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
20	Senior Loan	12/20/2018	78.8	76.5	76.5	S + 1.8%	S + 1.9%	Floating	1/9/2028	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
21	Senior Loan	6/18/2025	71.5	70.6	70.0	S + 2.7%	S + 3.0%	Floating	7/9/2030	Charlottesville, VA	Multifamily	Bridge	$314,978 Unit	66.9%	3
22	Senior Loan	4/29/2025	70.0	69.6	69.4	S + 2.9%	S + 3.2%	Floating	5/9/2030	Minneapolis, MN	Multifamily	Bridge	$202,312 Unit	67.0%	3
23	Senior Loan	6/6/2025	68.0	65.3	64.7	S + 2.8%	S + 3.1%	Floating	6/9/2030	Lauderhill, FL	Multifamily	Bridge	$167,901 Unit	70.7%	3
24	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
25	Senior Loan	11/30/2021	65.6	64.8	64.8	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
26	Senior Loan	9/30/2025	65.4	54.5	53.9	S + 2.7%	S + 3.0%	Floating	10/9/2030	Passaic, NJ	Industrial	Bridge	$221 Sq ft	55.2%	3
27	Senior Loan	8/22/2025	64.0	61.7	61.2	S + 3.3%	S + 3.6%	Floating	9/9/2030	Various, Various	Industrial	Bridge	$42 Sq ft	60.1%	3
28	Senior Loan	9/13/2024	63.0	63.0	62.8	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
29	Senior Loan	11/3/2023	62.0	58.7	58.6	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	2
30	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.6%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
31	Senior Loan	4/21/2025	61.0	61.0	60.5	S + 2.8%	S + 3.1%	Floating	5/9/2030	Atlanta, GA	Multifamily	Bridge	$255,230 Unit	69.1%	3
32	Senior Loan	12/29/2025	58.3	54.0	53.7	S + 2.4%	S + 2.8%	Floating	7/9/2030	Fairfield, CA	Industrial	Light Transitional	$96 Sq ft	66.6%	3
33	Senior Loan	10/24/2025	54.0	52.3	51.8	S + 3.2%	S + 3.5%	Floating	11/9/2030	Sunbury, OH	Multifamily	Bridge	$180,000 Unit	63.2%	3
34	Senior Loan	12/17/2021	52.1	49.5	49.5	S + 3.8%	S + 4.1%	Floating	1/9/2027	Newport News, VA	Multifamily	Light Transitional	$135,677 Unit	67.3%	3
35	Senior Loan	6/6/2025	52.1	51.6	51.2	S + 2.8%	S + 3.0%	Floating	6/9/2030	Wesley Chapel, FL	Multifamily	Bridge	$180,903 Unit	67.3%	3
36	Senior Loan	1/17/2024	51.3	48.1	47.8	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	2

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
38	Senior Loan	10/27/2021	48.9	45.4	45.4	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$141 Sq ft	70.6%	3
39	Senior Loan	6/2/2021	48.6	48.3	48.3	S + 3.9%	S + 4.2%	Floating	12/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
40	Senior Loan	7/29/2025	48.3	48.3	47.8	S + 2.8%	S + 3.1%	Floating	8/9/2030	Charlotte, NC	Multifamily	Bridge	$197,787 Unit	76.0%	3
41	Senior Loan	8/26/2021	46.4	46.4	46.4	S + 3.4%	S + 3.6%	Floating	9/9/2028	San Diego, CA	Life Science	Moderate Transitional	$545 Sq ft	72.1%	3
42	Senior Loan	8/10/2022	46.2	41.0	41.0	S + 2.5%	S + 3.0%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	4
43	Senior Loan	10/24/2025	46.0	43.2	42.7	S + 3.2%	S + 3.5%	Floating	11/9/2030	Columbus, OH	Multifamily	Bridge	$226,601 Unit	63.8%	3
44	Senior Loan	8/28/2024	45.0	42.8	42.6	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
45	Senior Loan	7/28/2023	43.6	43.2	43.1	S + 4.6%	S + 5.1%	Floating	8/9/2028	Various, AZ	Hotel	Bridge	$150,345 Unit	63.3%	3
46	Senior Loan(14)	3/30/2018	42.4	42.4	42.4	S + 3.8%	S + 4.2%	Floating	1/7/2026	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
47	Senior Loan	3/28/2024	34.0	33.1	32.9	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
48	Senior Loan	1/19/2024	31.0	30.3	30.2	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
49	Senior Loan	8/23/2022	30.6	30.1	30.1	S + 4.0%	S + 4.8%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$125,392 Unit	68.5%	3
50	Senior Loan	6/29/2022	24.5	23.7	23.7	S + 3.9%	S + 4.1%	Floating	11/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$4,290.6	$4,118.1	$4,103.0	S +3.2%	S +3.5%		3.0 years					65.7%	3.0
Total / weighted average(8)			$4,290.6	$4,118.1	$4,103.0	S +3.2%	S +3.5%		3.0 years					65.7%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of December 31, 2025 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of December 31, 2025, based on unpaid principal balance, 56.3% of our loans were subject to yield maintenance or other prepayment restrictions and 43.7% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of December 31, 2025 for the loans, 99.8% of which are floating rate.
(9)This loan is comprised of a first mortgage loan of $180.0 million and a contiguous mezzanine loan of $105.0 million, both of which we own. Each loan carries the same interest rate.
(10)The loan is comprised of a first mortgage loan of $245.0 million and a contiguous mezzanine loan of $11.3 million, both of which we own. The first mortgage loan carries an interest rate of S+3.40% and the mezzanine loan has a fixed 8.0% PIK interest rate.
(11)Calculated as the ratio of unpaid principal balance as of December 31, 2025 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of the sale date.
(12)This loan represents a 56.7% pari passu participation interest in a first mortgage loan, that was co-originated by us and a third-party.
(13)This loan was originated by a third-party on June 9, 2021 and acquired by us on September 1, 2022.
(14)Subsequent to December 31, 2025, we modified this loan and extended the maturity through December 15, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of December 31, 2025, the weighted average interest rate floor for our loan portfolio was 2.66%. As of December 31, 2025, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of December 31, 2025, less than 10.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.08% as of December 31, 2025.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following December 31, 2025, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,109,257	Interest income	$10,146	$(9,920)	$20,387	$(18,545)	$30,660	$(24,563)
Floating rate mortgage loan liabilities	(3,278,262)	Interest expense	(8,196)	8,196	(16,391)	16,391	(24,587)	24,587
Total floating rate mortgage loan exposure, net	$830,995	Total change in net interest income	$1,950	$(1,724)	$3,996	$(2,154)	$6,073	$24
__________________________
(1)As of December 31, 2025, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-49. See the accompanying Index to Consolidated Financial Statements and Schedule on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).
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
Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.2	Description of Securities of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.1(a)
Management Agreement, dated as of July 25, 2017, between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

10.1(b)
Amendment No. 1 to Management Agreement, dated as of May 2, 2018, by and between TPG RE Finance Trust, Inc. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on May 7, 2018)

10.2(a)
Registration Rights Agreement, dated as of December 15, 2014, by and among TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on July 10, 2017)

10.2(b)
Amendment No. 1 to Registration Rights Agreement, dated May 27, 2020, by and between TPG RE Finance Trust, Inc. and other parties named therein (incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K filed on February 23, 2022)

10.3†
Form of Indemnification Agreement between TPG RE Finance Trust, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A (File No. 333-217446) filed on June 21, 2017)

Exhibit Number	Description
10.4
Trademark License Agreement, dated July 19, 2017, between Tarrant Capital IP, LLC and TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on July 25, 2017)

10.5(a)†
Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38156) filed on April 29, 2019)

10.5(b)†	TPG RE Finance Trust, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-38156) filed on May 21, 2025)

10.5(c)†
Form of Restricted Stock Award Agreement for Non-Management Directors under the 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2018)

10.5(d)†
Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 26, 2019)

10.5(e)†
Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K (File No. 001-38156) filed on February 20, 2024)

10.5(f)†
Amended and Restated Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan of TPG Real Estate Finance Trust, Inc. (incorporated by reference to Exhibit 10.6(e) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2025)

10.5(g)†
Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the Amended and Restated 2017 Equity Incentive Plan of TPG RE Finance Trust, Inc. (incorporated by reference to Exhibit 10.6(f) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2025)

10.5(h)†
Form of Restricted Stock Unit Award Agreement under the TPG RE Finance Trust, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2025)

10.5(i)†
Form of Deferred Stock Unit Award Agreement for Non-Management Directors under the TPG RE Finance Trust, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-38156) filed on July 29, 2025)

10.6(a)
Indenture, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TRTX 2022-FL5 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.17(a) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.6(b)
Preferred Share Paying Agency Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.17(b) to the Company's Annual Report on Form 10-K (File No. 001-35156) filed on February 23, 2022)

10.6(c)
Collateral Interest Purchase Agreement, dated as of February 16, 2022, among TRTX 2022-FL5 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.6(d)
Collateral Management Agreement, dated as of February 16, 2022, between TRTX 2022-FL5 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.17(d) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

Exhibit Number	Description

10.6(e)
Servicing Agreement, dated as of February 16, 2022, by and among TRTX 2022-FL5 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.17(e) to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 23, 2022)

10.7(a)
Indenture, dated as of March 28, 2025, by and among TRTX 2025-FL6 Issuer, Ltd., TRTX 2025-FL6 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 2, 2025)

10.7(b)
Preferred Share Paying Agency Agreement, dated as of March 28, 2025, among TRTX 2025-FL6 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 2, 2025)

10.7(c)
Collateral Interest Purchase Agreement, dated as of March 28, 2025, among TRTX 2025-FL6 Issuer, Ltd., TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 2, 2025)

10.7(d)
Collateral Management Agreement, dated as of March 28, 2025, between TRTX 2025-FL6 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 2, 2025)

10.7(e)
Servicing Agreement, dated as of March 28, 2025, by and among TRTX 2025-FL6 Issuer, Ltd., Situs Asset Management LLC, TRTX Master CLO Loan Seller, LLC, TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, and Situs Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on April 2, 2025)

10.8(a)
Indenture, dated as of November 17, 2025, by and among TRTX 2025-FL7 Issuer, Ltd., TRTX 2025-FL7 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on November 21, 2025)

10.8(b)
Preferred Share Paying Agency Agreement, dated as of November 17, 2025, among TRTX 2025-FL7 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on November 21, 2025)

10.8(c)
Collateral Interest Purchase Agreement, dated as of November 17, 2025, among TRTX Master CLO Loan Seller, LLC, TRTX 2025-FL7 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on November 21, 2025)

10.8(d)
Collateral Management Agreement, dated as of November 17, 2025, between TRTX 2025-FL7 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on November 21, 2025)

10.8(e)
Servicing Agreement, dated as of November 17, 2025, by and among TRTX 2025-FL7 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38156) filed on November 21, 2025)

19.1	TPG RE Finance Trust, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 18, 2025)

Exhibit Number	Description
21.1*	Subsidiaries of TPG RE Finance Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Brandon Fox, Interim Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Doug Bouquard, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Brandon Fox, Interim Chief Financial Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K (File No. 001-38156) filed on February 20, 2024)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026	TPG RE Finance Trust, Inc.

	By:	/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avi Banyasz	Chairman of the Board of Directors	February 17, 2026
Avi Banyasz

/s/ Doug Bouquard	Chief Executive Officer	February 17, 2026
Doug Bouquard	(Principal Executive Officer)

/s/ Brandon Fox	Interim Chief Financial Officer and Chief Accounting Officer	February 17, 2026
Brandon Fox	(Principal Financial Officer and Accounting Officer)

/s/ Michael Gillmore	Director	February 17, 2026
Michael Gillmore

/s/ Edward Goldthorpe	Director	February 17, 2026
Edward Goldthorpe

/s/ Julie Hong	Director	February 17, 2026
Julie Hong

/s/ Todd Schuster	Director	February 17, 2026
Todd Schuster

/s/ Wendy Silverstein	Director	February 17, 2026
Wendy Silverstein

/s/ Bradley Smith	Director	February 17, 2026
Bradley Smith

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of TPG RE Finance Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of TPG RE Finance Trust, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company employs an individually-assessed approach to estimate credit losses for loans considered to be “collateral-dependent” when repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty or foreclosure is probable. For loans evaluated by the individually-assessed approach, the Company estimates an allowance for credit losses based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan. The determination as to whether a loan meets the criteria for individual assessment requires judgment by management about matters that are inherently uncertain.
We have identified the determination as to whether a loan meets the criteria for individual assessment as a critical audit matter because of the judgment and subjectivity required by management in making this determination. Auditing the Company's application of the individually-assessed approach requires a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of whether a loan meets the criteria for individual assessment included the following, among others:
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
February 17, 2026
We have served as the Company’s auditor since 2016.

TPG RE Finance Trust, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets(1)
Cash and cash equivalents	$87,613	$190,160
Restricted cash	654	323
Accounts receivable	—	10
Collateralized loan obligation proceeds held at trustee	3,976	—
Accounts receivable from servicer/trustee	717	369
Accrued interest and fees receivable	28,430	27,267
Loans held for investment	4,103,022	3,278,588
Allowance for credit losses	(74,503)	(61,558)
Loans held for investment, net (includes $850,661 and $1,014,852, respectively, pledged as collateral under secured financing agreements)	4,028,519	3,217,030
Real estate owned, net	224,386	256,404
Other assets	31,935	39,866
Total assets	$4,406,230	$3,731,429
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$6,751	$6,655
Accrued expenses and other liabilities(2)	15,884	15,077
Collateralized loan obligations, net	2,579,920	1,681,660
Secured financing agreements, net	618,470	670,727
Asset-specific financings, net	59,780	185,741
Mortgage loan payable, net	30,838	30,695
Payable to affiliates	5,274	5,111
Deferred revenue	1,940	1,744
Dividends payable	19,350	19,978
Total liabilities	3,338,207	2,617,388
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 78,318,722 and 81,003,693 shares issued and outstanding, respectively)	78	81
Additional paid-in-capital	1,740,585	1,731,174
Accumulated deficit	(672,648)	(617,222)
Total stockholders' equity	1,068,023	1,114,041
Total liabilities and stockholders' equity	$4,406,230	$3,731,429
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2025 include assets and liabilities of variable interest entities (“VIEs”) of $3.1 billion and $2.6 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2024 include assets and liabilities of VIEs of $2.1 billion and $1.7 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.9 million and $2.4 million of reserve for expected losses for unfunded loan commitments as of December 31, 2025 and December 31, 2024, respectively.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income and interest expense
Interest income	$290,237	$307,146	$362,550
Interest expense	(186,460)	(198,854)	(273,862)
Net interest income	103,777	108,292	88,688
Other revenue
Other income, net	8,079	14,123	19,875
Revenue from real estate owned operations	34,259	30,700	7,829
Total other revenue	42,338	44,823	27,704
Other expenses
Professional fees	5,834	5,778	6,695
General and administrative	4,271	4,264	3,845
Stock compensation expense	9,807	6,387	8,029
Servicing and asset management fees	1,812	1,930	1,352
Management fee	20,858	20,249	22,426
Expenses from real estate owned operations	35,935	35,626	7,532
Total other expenses	78,517	74,234	49,879
Gain on sale of real estate owned, net	6,970	—	7,028
Credit loss expense, net	(13,871)	(4,147)	(189,912)
Income (loss) before income taxes	60,697	74,734	(116,371)
Income tax expense, net	(378)	(399)	(259)
Net income (loss)	$60,319	$74,335	$(116,630)
Preferred stock dividends and participating securities' share in earnings	(14,840)	(14,669)	(14,275)
Net income (loss) attributable to common stockholders - see Note 11	$45,479	$59,666	$(130,905)
Earnings per common share, basic	$0.57	$0.75	$(1.69)
Earnings per common share, diluted	$0.57	$0.75	$(1.69)
Weighted average number of common shares outstanding
Basic:	79,299,265	79,801,990	77,575,788
Diluted:	79,445,823	79,888,044	77,575,788
Other comprehensive income (loss)
Net income (loss)	$60,319	$74,335	$(116,630)
Comprehensive net income (loss)	$60,319	$74,335	$(116,630)
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	125	$—	8,050,000	$8	77,410,282	$77	$1,716,938	$(395,027)	$1,321,996
Issuance of common stock	—	—	—	—	458,283	—	—	—	—
Amortization of stock compensation expense	—	—	—	—	—	—	8,029	—	8,029
Net (loss)	—	—	—	—	—	—	—	(116,630)	(116,630)
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(76,018)	(76,018)
Balance at December 31, 2023	125	$—	8,050,000	$8	77,868,565	$77	$1,724,967	$(600,267)	$1,124,785
Issuance of common stock	—	—	—	—	3,139,731	4	(180)	—	(176)
Retired common stock	—	—	—	—	(4,603)	—	—	(37)	(37)
Amortization of stock compensation expense	—	—	—	—	—	—	6,387	—	6,387
Net income	—	—	—	—	—	—	—	74,335	74,335
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(78,661)	(78,661)
Balance at December 31, 2024	125	$—	8,050,000	$8	81,003,693	$81	$1,731,174	$(617,222)	$1,114,041
Issuance of common stock, net	—	—	—	—	515,605	*	(335)	—	(335)
Retired common stock	—	—	—	—	(3,200,576)	(3)	(61)	(25,285)	(25,349)
Amortization of stock compensation expense	—	—	—	—	—	—	9,807	—	9,807
Net income	—	—	—	—	—	—	—	60,319	60,319
Dividends on preferred stock	—	—	—	—	—	—	—	(12,592)	(12,592)
Dividends on common stock (dividends declared per share of $0.96)	—	—	—	—	—	—	—	(77,868)	(77,868)
Balance at December 31, 2025	125	$—	8,050,000	$8	78,318,722	$78	$1,740,585	$(672,648)	$1,068,023
* Rounds to zero.
See accompanying notes to the Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$60,319	$74,335	$(116,630)
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(4,718)	(6,075)	(11,955)
Amortization of deferred financing costs and debt issuance discount	6,511	7,989	13,354
Depreciation and amortization	12,722	15,987	3,577
Amortization of above and below-market leases	(94)	(255)	(524)
Accrued PIK interest	(682)	(360)	—
Collection of accrued PIK interest	—	1,172	542
Gain on sale of real estate owned, net	(6,970)	—	(7,028)
Stock compensation expense	9,807	6,387	8,029
Increase of allowance for credit losses, net (see Note 3)	13,871	4,147	189,912
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(338)	71	626
Accrued interest and fees receivable	(1,583)	4,713	10,773
Accrued expenses and other liabilities	114	(3,197)	4,025
Accrued interest payable	96	(3,570)	(855)
Payable to affiliates	163	198	(1,071)
Deferred revenue	196	463	(178)
Other assets	947	10,126	(12,471)
Net cash provided by operating activities	90,361	112,131	80,126
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(1,764,973)	(494,995)	(194,706)
Advances on loans held for investment	(41,932)	(40,697)	(140,547)
Principal repayments of loans held for investment	983,895	887,145	1,112,919
Capital expenditures related to real estate owned	(6,141)	(5,324)	(5,364)
Cash assumed from conversion of loans held for investment to real estate owned	—	1,583	—
Sale of real estate owned	39,443	—	75,434
Sales of loans held for investment	—	92,798	247,649
Net cash (used in) provided by investing activities	(789,708)	440,510	1,095,385
Cash flows from financing activities:
Payments on collateralized loan obligations	(1,006,472)	(237,502)	(541,379)
Proceeds from collateralized loan obligations	1,917,094	—	—
Payments on secured financing agreements	(2,042,570)	(594,381)	(814,193)
Proceeds from secured financing agreements	1,993,614	442,748	484,828
Payments on asset-specific financing arrangements	(233,515)	(159,358)	(386,164)
Proceeds from asset-specific financing arrangements	107,250	71,700	94,947
Proceeds from mortgage loan payable	—	—	31,200
Payment of deferred financing costs	(21,498)	(1,732)	(3,629)
Payment of costs from warrant exercise and issuance of common stock	—	(177)	—
Payments to retire common stock	(25,349)	(37)	—
Payments of costs from issuance of common stock	(335)	—	—
Dividends paid on common stock	(78,496)	(77,849)	(75,826)
Dividends paid on preferred stock	(12,592)	(12,588)	(12,592)
Net cash provided by (used in) financing activities	597,131	(569,176)	(1,222,808)
Net change in cash, cash equivalents, and restricted cash	(102,216)	(16,535)	(47,297)
Cash, cash equivalents and restricted cash at beginning of period	190,483	207,018	254,315
Cash, cash equivalents and restricted cash at end of period	$88,267	$190,483	$207,018

Supplemental disclosure of cash flow information:
Interest paid	$179,722	$194,437	$263,710
Taxes paid	$290	$260	$371
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$3,976	$—	$247,229
Dividends declared, not paid	$19,350	$19,978	$19,162
Principal repayments of loans held for investment held by servicer/trustee, net	$—	$—	$66,057
Loan sale hold back	$—	$—	$30,027
Conversion to real estate owned of loans held for investment - REO	$—	$89,499	$241,868
Conversion to real estate owned of loans held for investment - Other assets	$—	$1,905	$31,576
Conversion to real estate owned of loans held for investment - Other liabilities	$—	$2,100	$4,311
Accrued deferred financing costs	$227	$—	$122
Accrued capital expenditures related to real estate owned	$990	$298	$315
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
Allowance for Credit Losses for Loans Held for Investment – Model-Based Approach
The Company uses a model-based approach to measure the expected lifetime allowance for credit losses related to loans which are not individually assessed. The model-based approach considers the underlying loan level cash flows and relevant historical market loan loss data. The Company licenses from Trepp, LLC historical loss information, incorporating loan performance data for over 130,000 commercial real estate loans dating back to 1998, and an analytical model to compute statistical credit loss factors (i.e., probability-of-default, loss severity, and loss-given-default). These credit loss factors are utilized by the Company together with loan specific inputs such as property-level operating performance information, delinquency status, indicators of credit quality, and other credit trends and risk characteristics. Additionally, the Company considers relevant loan and borrower specific qualitative factors and incorporates its expectations about the impact of current macroeconomic and local market conditions and reasonable and supportable operating forecasts on expected future credit losses in deriving its estimate. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts to unadjusted historical loan loss information.

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
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets upon foreclosure. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss expense in the consolidated statements of income (loss) and comprehensive income (loss).
Upon the acquisition of a property, the Company assesses the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, above and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities on a relative fair value basis. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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
As of December 31, 2025, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. Subsequent to an REO acquisition, events or circumstances may occur that result in a material and sustained change in the cash flows generated, or expected to be generated, from the property. REO is evaluated for recoverability when impairment indicators are identified. REO is impaired when the sum of estimated future undiscounted cash flows to be generated by the REO over the estimated remaining holding period is less than the carrying value of the REO. An impairment loss is recorded when the carrying value of the REO exceeds its fair value. Any impairment loss is included in the consolidated statements of income (loss) and comprehensive income (loss). Revenue and expenses from REO operations are included in the consolidated statements of income (loss) and comprehensive income (loss) within Revenue from real estate owned operations and Expenses from real estate owned operations, as applicable.
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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. For all such syndications the Company has completed through December 31, 2025, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, the potential impact of tariffs and trade disputes, currency fluctuations, labor shortages, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.

Income Taxes
The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its initial taxable year ended December 31, 2014. To the extent that it annually distributes at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) to stockholders and complies with various other requirements as a REIT, the Company generally will not be subject to U.S. federal income taxes on its distributed REIT taxable income. The Internal Revenue Service has issued a revenue procedure permitting “publicly offered” REITs to use elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, the Company may elect to make future distributions of its taxable income in a mixture of stock and cash. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.
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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of then-outstanding warrants to purchase common stock (the “Warrants”, see Note 12) issued in connection with the Company’s no-longer-outstanding Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which were exercisable on a net settlement basis. The number of incremental shares is calculated utilizing the treasury stock method. As discussed in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2025, there were no Warrants outstanding.
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

Stock-based Compensation
Stock-based compensation consists of awards issued by the Company to certain employees of affiliates of the Manager and certain members of the Company’s Board of Directors. The stock-based compensation awards to certain employees of affiliates of the Manager generally vest in installments over a fixed period. Deferred stock units granted to the Company’s Board of Directors prior to December 2021 fully vested on the grant date and accrued, and will continue to accrue, common stock dividends that are paid-in-kind through additional deferred stock units on a quarterly basis. Deferred stock units granted in December 2021 and thereafter will fully vest on the grant date and will continue to accrue and be paid cash common stock dividends on a quarterly basis. Stock-based compensation expense is recognized in net income on a straight-line basis over the applicable award’s vesting period. Forfeitures of stock-based compensation awards are recognized as they occur.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks by the Company and the Company's REO properties, or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2025 and December 31, 2024. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of December 31, 2025 and December 31, 2024, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of December 31, 2025, $0.7 million of restricted cash was combined with cash and cash equivalents of $87.6 million in the consolidated statement of cash flows. As of December 31, 2024, $0.3 million of restricted cash was combined with cash and cash equivalents of $190.2 million in the consolidated statement of cash flows.
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
The Company has shares of preferred stock and common stock that are outstanding and classified as permanent equity. Prior to June 30, 2024, the Company also had Warrants outstanding. The Warrants were exercisable on a net settlement basis. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2025, there were no Warrants outstanding.
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
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 refines existing guidance to further enhance the interpretation and application of the Codification. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and is applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of ASU 2025-12.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and is applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of ASU 2025-11.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). ASU 2025-08 amends the guidance in ASC 326 on the accounting for certain purchased loans and requires entities to account for acquired loans that meet certain criteria at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses. This standard is effective for annual periods beginning after December 15, 2026. ASU 2025-08 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2025-08.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $17.2 million and $16.0 million as of December 31, 2025 and December 31, 2024, respectively.
During the year ended December 31, 2025, the Company originated 20 mortgage loans with aggregate total loan commitments of $1.9 billion, an aggregate initial unpaid principal balance of $1.8 billion, and aggregate unfunded commitments at closing of $0.1 billion. Additionally, the Company received 15 full loan repayments totaling $931.5 million and received partial principal payments of $56.4 million across five loans, for total loan repayments of $987.9 million during the year ended December 31, 2025.
During the year ended December 31, 2024, the Company originated eight mortgage loans, with total loan commitments of $562.3 million, an aggregate initial unpaid principal balance of $532.0 million, and aggregate unfunded commitments at closing of $30.3 million. Additionally, the Company received 14 full loan repayments of $609.6 million, and partial principal payments including accrued PIK interest payments of $63.8 million across seven loans, for total loan repayments of $673.4 million during the year ended December 31, 2024. The Company also converted to REO two loans with an unpaid principal balance of $99.2 million.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	December 31, 2025		December 31, 2024
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	50	50	45	45
Floating rate loans	99.7%	99.7%	99.7%	99.7%
Total loan commitment	$4,290,603	$4,290,603	$3,412,016	$3,412,016
Unpaid principal balance(2)	$4,118,050	$4,118,050	$3,284,510	$3,284,510
Unfunded loan commitments(3)	$173,595	$173,595	$127,866	$127,866
Amortized cost	$4,103,022	$4,103,022	$3,278,588	$3,278,588
Weighted average credit spread	3.2%	3.2%	3.7%	3.7%
Weighted average all-in yield(4)	7.1%	7.1%	8.3%	8.3%
Weighted average term to extended maturity (in years)(5)	3.0	3.0	2.4	2.4
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $1.0 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of December 31, 2025, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of December 31, 2025 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of December 31, 2025, based on the unpaid principal balance of the Company’s total loan exposure, 56.3% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 43.7% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	December 31, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,118,050	$(15,028)	$4,103,022
Total	$4,118,050	$(15,028)	$4,103,022
Allowance for credit losses			(74,503)
Loans held for investment, net			$4,028,519

	December 31, 2024
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$3,284,510	$(5,922)	$3,278,588
Total	$3,284,510	$(5,922)	$3,278,588
Allowance for credit losses			(61,558)
Loans held for investment, net			$3,217,030
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2023	$3,476,776	$(67,092)	$3,409,684
Loans originated and acquired	527,276	—	527,276
Additional fundings	40,697	—	40,697
Accrued PIK interest	360	—	360
Amortization of origination fees and discounts	6,075	—	6,075
Collection of principal	(672,196)	—	(672,196)
Collection of accrued PIK interest	(1,172)	—	(1,172)
Realized loss on loan write-offs, loan sales, and REO conversions	(9,729)	9,729	—
Loan extinguishment upon conversion to REO	(89,499)	—	(89,499)
Allowance for credit losses	—	(4,195)	(4,195)
Balance as of December 31, 2024	$3,278,588	$(61,558)	$3,217,030
Loans originated and acquired	1,764,973	—	1,764,973
Additional fundings	41,932	—	41,932
Accrued PIK interest	682	—	682
Amortization of origination fees and discounts	4,718	—	4,718
Collection of principal	(987,871)	—	(987,871)
Allowance for credit losses	—	(12,945)	(12,945)
Balance as of December 31, 2025	$4,103,022	$(74,503)	$4,028,519
As of December 31, 2025 and December 31, 2024, there was $15.0 million and $5.9 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	December 31, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	110,641	58,591	—	—	—	169,232
3	1,771,785	426,266	43,121	452,592	801,972	278,108	3,773,844
4	—	—	—	40,963	—	118,983	159,946
5	—	—	—	—	—	—	—
Total senior loans	$1,771,785	$536,907	$101,712	$493,555	$801,972	$397,091	$4,103,022
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Amortized cost by origination year
	2024	2023	2022	2021	2020	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	62,716	—	—	—	—	—	62,716
3	467,735	201,588	752,847	1,213,894	—	462,607	3,098,671
4	—	—	—	—	—	117,201	117,201
5	—	—	—	—	—	—	—
Total senior loans	$530,451	$201,588	$752,847	$1,213,894	$—	$579,808	$3,278,588
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$(7,818)	$(1,911)	$—	$—	$(9,729)
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	December 31, 2025	December 31, 2024
1	$—	$—
2	169,232	62,716
3	3,773,844	3,098,671
4	159,946	117,201
5	—	—
Total	$4,103,022	$3,278,588
Allowance for credit losses	(74,503)	(61,558)
Carrying value	$4,028,519	$3,217,030
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of December 31, 2025, unchanged from December 31, 2024.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of December 31, 2025. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Year Ended December 31, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	12,945
Subtotal	74,503

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Allowance for credit losses, net	505
Subtotal	2,920
Total allowance for credit losses(1)	$77,423

For the Year Ended December 31, 2024
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2024	$67,092
Allowance for credit losses, net	4,195
Realized loss on loan write-off	(9,729)
Subtotal	61,558

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2024	2,679
Reversal of credit losses, net	(264)
Subtotal	2,415
Total allowance for credit losses	$63,973
________________________________
(1)Excludes $0.6 million and $0.2 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of December 31, 2025 and December 31, 2024, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	December 31, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$74,503	$—	$74,503
Unfunded loan commitments	2,920	—	2,920
Total allowance for credit losses(1)	$77,423	$—	$77,423
Total unpaid principal balance	$4,118,050	$—	$4,118,050

	December 31, 2024
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$61,558	$—	$61,558
Unfunded loan commitments	2,415	—	2,415
Total allowance for credit losses(1)	$63,973	$—	$63,973
Total unpaid principal balance	$3,284,510	$—	$3,284,510
________________________________
(1)Excludes $0.6 million and $0.2 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of December 31, 2025 and December 31, 2024, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income (loss) and comprehensive income (loss).
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the year ended December 31, 2025, the Company recorded an increase of $13.5 million to its allowance for credit losses, increasing its CECL reserve for loans held for investment to $77.4 million as of December 31, 2025. For the year ended December 31, 2025, the increase to the Company's allowance for credit losses was due primarily to (i) an increase of $11.8 million resulting from the Company's loan origination activity during the year ended December 31, 2025, and (ii) a net increase of $14.5 million related to the impact of an uncertain macroeconomic environment and its potential impacts on the Company's loan portfolio, partially offset by a decrease of $12.8 million resulting from full loan repayments during the year ended December 31, 2025.
During the year ended December 31, 2024, the Company recorded a decrease of $5.8 million, decreasing its allowance for credit losses to $64.0 million as of December 31, 2024. For the year ended December 31, 2024, the decrease to the Company's allowance for credit losses was primarily due to (i) a decrease of $9.7 million resulting from realized losses on loan write-offs related to REO conversions and (ii) a decrease of $4.9 million resulting from loan repayments during the year ended December 31, 2024, partially offset by (i) an increase of $2.7 million resulting from the Company's loan origination activity during the year ended December 31, 2024 and (ii) a net increase of $6.1 million related to macroeconomic assumptions employed in determining the general CECL reserve.
As of December 31, 2025 and December 31, 2024, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment.
As of December 31, 2025, the Company had one loan with an amortized cost of $41.0 million on non-accrual status, accounted for on a cash basis. In accordance with the Company's revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status during the three months ended December 31, 2025. During the year ended December 31, 2025, the Company recognized $0.1 million of interest income related to this loan. As of December 31, 2024, the Company had no loans on non-accrual status or cost-recovery.
As of December 31, 2025 and December 31, 2024, none of the Company's loans that are accounted for on an accrual basis had accrued interest income receivable 90 days or more past due.

The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of December 31, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,103,022	$—	$—	$—	$—	$4,103,022
Total	$4,103,022	$—	$—	$—	$—	$4,103,022

		Days Outstanding as of December 31, 2024
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$3,278,588	$—	$—	$—	$—	$3,278,588
Total	$3,278,588	$—	$—	$—	$—	$3,278,588
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon. During the year ended December 31, 2025, one of the Company's loan modifications require disclosure pursuant to ASC 326.
During the year ended December 31, 2025, the Company modified one of its multifamily loans. As part of the loan modification, the Company extended its term to March 9, 2026 and reduced the credit spread. As of December 31, 2025, the amortized cost of this loan was $41.0 million, or 1% of the Company's aggregate loans held for investment portfolio. This loan was performing pursuant to its modified contractual terms as of December 31, 2025 and had a risk rating of "4".
As of December 31, 2025, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.0 million related to one loan. Total PIK interest of $0.7 million was recorded and deferred during the year ended December 31, 2025.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

	Year Ended
	2025	2024
Balance as of January 1,	$360	$1,172
Accrued PIK interest	163	—
Repayments of accrued PIK interest	—	(1,172)
Balance as of March 31,	$523	$—
Accrued PIK interest	169	34
Balance as of June 30,	$692	$34
Accrued PIK interest	173	162
Balance as of September 30,	$865	$196
Accrued PIK interest	177	164
Balance as of December 31,	$1,042	$360

(4) Real Estate Owned
As of December 31, 2025, assets and liabilities related to REO consisted of six properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and two office properties, one located in each of Manhattan, NY, and Houston, TX. The Company acquired no REO properties during the year ended December 31, 2025.
During the year ended December 31, 2025, the Company sold two office properties. During May 2025, the Company sold an office property located in San Mateo, CA for net cash proceeds of $21.2 million and recognized a gain of $5.7 million, which is recorded within gain on sale of real estate owned, net on the consolidated statements of income (loss) and comprehensive income (loss). During June 2025, the Company sold an office property in Orange, CA for net cash proceeds of $18.2 million and recognized a gain of $1.3 million, which is recorded within gain on sale of real estate owned, net on the consolidated statements of income (loss) and comprehensive income (loss).
During the year ended December 31, 2024, the Company acquired three multifamily properties.
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
The Company accounted for these acquisitions as asset acquisitions. The Company allocated the fair value of the assets and liabilities acquired during the year ended December 31, 2024, as of the acquisition date (dollars in thousands):

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

The following table presents the REO assets and liabilities (dollars in thousands):

	December 31, 2025	December 31, 2024
Assets
Cash	$18,018	$13,195
Real estate owned - Building and building improvements	172,724	174,427
Real estate owned - Land and land improvements	54,845	80,328
Real estate owned - Tenant improvements	9,113	8,678
Real estate owned	236,682	263,433
Accumulated depreciation	(12,296)	(7,029)
Real estate owned, net	224,386	256,404
In-place lease intangibles, net(1)	10,687	17,004
Above-market lease intangibles, net(1)	1,685	2,945
Leasing commissions, net(1)	2,748	1,935
Other assets, net(1)	9,555	9,481
Total assets	$267,079	$300,964
Liabilities
Mortgage loan payable, net(2)	$30,838	$30,695
Below-market lease intangibles, net(3)	1,763	2,495
Other liabilities(3)	8,453	7,377
Total liabilities	$41,054	$40,567
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $3.7 million and $3.8 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of December 31, 2025 and December 31, 2024, respectively.
(2)During the year ended December 31, 2025, the Company incurred interest expense of $2.5 million, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss). During the year ended December 31, 2024, the Company incurred interest expense of $2.6 million, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss).
(3)Included within Accrued expenses and other liabilities within the Company's consolidated balance sheets. Other liabilities includes $0.2 million and $0.2 million of accrued interest payable as of December 31, 2025 and December 31, 2024, respectively, which is included within Accrued interest payable within the Company's consolidated balance sheets.

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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Rental income
Minimum lease payments	$28,625	$27,417	$5,292
Variable lease payments	3,381	3,152	1,047
Total rental income	32,006	30,569	6,339
Other revenue from REO	2,253	131	1,490
Revenue from real estate owned operations	34,259	30,700	7,829
Rental property operating expenses(1)	23,213	19,639	3,955
Depreciation and amortization(2)	12,722	15,987	3,577
Expenses from real estate owned operations	35,935	35,626	7,532
Net (loss) income from REO	$(1,676)	$(4,926)	$297
________________________________
(1)Excludes $2.5 million of interest expense incurred during the year ended December 31, 2025, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss). Excludes $2.6 million of interest expense incurred during the year ended December 31, 2024, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss). Excludes $1.4 million of interest expense incurred during the year ended December 31, 2023, which is included within Interest expense on the Company's consolidated statements of income (loss) and comprehensive income (loss).
(2)During the year ended December 31, 2025, the Company incurred $7.7 million of depreciation expense. During the year ended December 31, 2024, the Company incurred $6.0 million of depreciation expense. During the year ended December 31, 2023, the Company incurred $1.0 million of depreciation expense.
Real estate-related capital expenditures
For the year ended December 31, 2025, the Company's capital expenditures were $7.1 million, as shown on the Company's consolidated statements of cash flows, which includes $1.0 million of accrued capital expenditures. For the year ended December 31, 2024, the Company's capital expenditures were $5.6 million, as shown on the Company's consolidated statements of cash flows, which includes $0.3 million of accrued capital expenditures. For the year ended December 31, 2023, the Company's capital expenditures were $5.7 million, as shown on the Company's consolidated statements of cash flows, which includes $0.3 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	December 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$25,165	$29,387
Above-market lease intangibles	2,670	3,982
Leasing commissions	3,164	2,088
Total intangible assets	30,999	35,457
Accumulated amortization:
In-place lease intangibles	(14,478)	(12,383)
Above-market lease intangibles	(985)	(1,037)
Leasing commissions	(416)	(153)
Total accumulated amortization	(15,879)	(13,573)
Intangible assets, net	$15,120	$21,884

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(2,548)	(1,816)
Total accumulated amortization	(2,548)	(1,816)
Intangible liabilities, net	$1,763	$2,495
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2026	$2,173	$420	$382	$(492)
2027	1,315	374	366	(297)
2028	1,266	368	343	(289)
2029	872	110	332	(202)
2030	524	58	321	(142)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of December 31, 2025, were 9.9 years, 6.7 years, 8.3 years, and 6.4 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2025 and excludes leases at the Company's multifamily property as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2026	$10,171
2027	9,927
2028	8,386
2029	5,859
2030	8,973
Thereafter	62,664
Total	$105,980
The weighted average minimum term of the non-cancelable leases was approximately eleven years as of December 31, 2025.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On November 17, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $957.0 million of investment-grade bonds outstanding (“TRTX 2025-FL7” or “FL7”). TRTX 2025-FL7 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL7 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company did not utilize the reinvestment feature during the year ended December 31, 2025. In connection with TRTX 2025-FL7, the Company incurred $7.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 28, 2025, Sub-REIT issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the year ended December 31, 2025. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
On February 16, 2022, Sub-REIT issued a collateralized loan obligation (“TRTX 2022-FL5” or “FL5”). TRTX 2022-FL5 permitted the Company, during the 24 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2022-FL5 in exchange for cash, which provided additional liquidity to the Company to originate new loan investments as underlying loans repay. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. In accordance with the TRTX 2022-FL5 indenture, prior to the end of the reinvestment period, the Company committed to contribute certain loan assets and completed the contribution process on April 12, 2024. The Company utilized the reinvestment feature during the year ended December 31, 2024. In connection with TRTX 2022-FL5, the Company incurred $6.5 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
During May 2025, the Company sold an REO office property held in TRTX 2021-FL4. As a result of the REO sale, the Company contributed additional loan participation interests with an aggregate unpaid principal balance of $59.9 million to TRTX 2021-FL4.
On November 17, 2025, the Company redeemed TRTX 2021-FL4, which at its redemption had $411.5 million of investment-grade bonds outstanding. Five loans or participation interests with an aggregate unpaid principal balance of $205.2 million held by the trust were refinanced by the issuance of TRTX 2025-FL7.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of December 31, 2025 and December 31, 2024 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$33,544	$71,541
Collateralized loan obligation proceeds held at trustee(1)	3,976	—
Accounts receivable from servicer/trustee	670	299
Accrued interest and fees receivable	18,087	10,866
Loans held for investment, net	2,992,329	1,917,210
Real estate owned, net	84,651	117,090
Other assets	1,345	3,947
Total assets	$3,134,602	$2,120,953
Liabilities
Accrued interest payable	$5,427	$4,436
Accrued expenses	3,494	4,738
Collateralized loan obligations, net(2)	2,579,920	1,681,660
Payable to affiliates	1,316	3,052
Deferred revenue	1,337	2,583
Total liabilities	$2,591,494	$1,696,469
________________________________
(1)Includes $4.0 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of December 31, 2025.
(2)Net of $1.7 million of unamortized discount related to TRTX 2025-FL6 as of December 31, 2025 and $13.7 million and $0.6 million of unamortized deferred financing costs as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and December 31, 2024, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	December 31, 2025
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2022-FL5
Collateral loan investments	19	Term SOFR	$843,784	$822,488	3.52%	1.5
Financing provided	1	Term SOFR	675,816	675,816	2.14%	13.1
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,086,326	3.15%	3.3
Financing provided	1	Term SOFR	962,500	954,133	1.83%	16.7
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,087,491	3.14%	3.9
Financing provided	1	Term SOFR	957,000	949,971	1.67%	17.4
Total
Collateral loan investments(4)	59	Term SOFR	$3,043,784	$2,996,305	3.25%	3.0 years
Financing provided(5)	3	Term SOFR	$2,595,316	$2,579,920	1.85%	16.0 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $84.7 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL5, FL6 and FL7 represent 20.5%, 26.6% and 26.7%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2025.
(5)During the year ended December 31, 2025, the Company recognized interest expense of $142.7 million, which includes $3.0 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income (loss) and comprehensive income (loss).

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
(3)Collateral loan investment assets of FL3, FL4, and FL5 represent 9.5%, 27.0% and 32.2%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2024.
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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	December 31, 2025	December 31, 2024
Collateralized loan obligations(1)	$2,595,316	$1,682,288
Secured credit agreements	591,245	585,042
Asset-specific financing arrangements	60,235	186,500
Secured revolving credit facility	31,466	86,625
Mortgage loan payable	31,200	31,200
Total	$3,309,462	$2,571,655
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of December 31, 2025 and December 31, 2024, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit our lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2025
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	11/17/29	11/17/31	1.8%	5.5%	$500,000	$130,233	$369,767	$499,717	$498,501
Wells Fargo	12/06/27	12/06/27	1.6%	5.3%	500,000	423,913	76,087	104,245	103,296
Barclays(3)	03/31/26	03/31/27	—%	—%	500,000	500,000	—	—	—
Bank of America(4)	06/06/26	06/06/26	1.4%	5.1%	200,000	54,609	145,391	181,739	180,806
Totals					$1,700,000	$1,108,755	$591,245	$785,701	$782,603
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
(2)On November 7, 2025, the Company extended the secured credit agreement through November 17, 2029. Until such date, new and revolving borrowings are permitted. After such date, the secured credit agreement automatically enters a two-year term-out period through November 17, 2031.
(3)On August 11, 2025, the Company executed an extension of the initial maturity date to November 12, 2025. On November 12, 2025, the Company executed a further extension of the maturity date to March 31, 2026.
(4)On January 2, 2026, the Company executed an extension of the initial and extended maturity date to June 6, 2029, effective June 6, 2026.
As a result of contributing collateral into TRTX 2025-FL7 upon its issuance during the year ended December 31, 2025, the Company repaid $430.4 million of borrowings under its secured credit agreements. Additionally, the Company accelerated $0.04 million of unamortized deferred financing costs related to these agreements within interest expense in its consolidated statements of income (loss) and comprehensive income (loss). See Note 5 for details regarding the Company's issuance of TRTX 2025-FL7.
As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the year ended December 31, 2025, the Company repaid $332.6 million of borrowings under its secured credit agreements. Additionally, the Company accelerated $0.1 million of unamortized deferred financing costs related to these agreements within interest expense in its consolidated statements of income (loss) and comprehensive income (loss). See Note 5 for details regarding the Company's issuance of TRTX 2025-FL6.

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
Secured Credit Agreement Terms
As of December 31, 2025 and December 31, 2024, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of December 31, 2025 and December 31, 2024 consisted of 24 and 21 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	December 31, 2025
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$499,717	$502,259	$370,474	$131,785	12.3%	2147
Wells Fargo	500,000	104,245	103,857	76,246	27,611	2.6%	705
Barclays	500,000	—	—	—	—	—%	225
Bank of America	200,000	181,739	180,890	145,453	35,437	3.3%	157
Total / weighted average	$1,700,000	$785,701	$787,006	$592,173	$194,833		1473
_______________________
(1)Loan amounts include interest receivable of $4.4 million and are net of premium, discount and origination fees of $3.1 million.
(2)Loan amounts include interest payable of $0.9 million and do not reflect unamortized deferred financing fees of $1.6 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the year ended December 31, 2025 and 2024, the weighted average unused fee was 19 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco.
As of December 31, 2025, the Company pledged one loan investment with a collateral principal balance of $82.0 million and had outstanding Term SOFR-based borrowings of $31.5 million. As of December 31, 2024, the Company pledged one loan investment with a collateral principal balance of $115.5 million and had outstanding Term SOFR-based borrowings of $86.6 million.

Asset-Specific Financing Arrangements
On December 5, 2023, the Company closed a $90.6 million asset-specific financing facility with HSBC Bank USA, National Association ("HSBC Facility"). On September 26, 2024, the Company added an additional loan to the loan financing facility, increasing the total facility size by $72.0 million. On September 26, 2025, the Company closed a $76.1 million asset-specific financing arrangement on the HSBC Facility. On November 17, 2025, the Company repaid the $76.1 million arrangement as a result of contributing collateral into TRTX 2025-FL7 and closed a $31.1 million asset-specific financing arrangement on the HSBC Facility. The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	December 31, 2025
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,670	1.9%	4.7	1	$41,500	$41,132	4.7
BMO Facility	1	200,000	29,110	29,110	2.0%	1.7	1	40,963	40,963	1.7
Total / weighted average		$231,125	$60,235	$59,780	1.9%	3.3 years		$82,463	$82,095	3.3 years
_______________________
(1)Net of $0.5 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan assets are exercised by the borrower.
As a result of contributing collateral into TRTX 2025-FL7 upon its issuance during the year ended December 31, 2025, the Company repaid $76.1 million of borrowings under the HSBC Facility asset-specific financing arrangement. Additionally, the Company accelerated $0.1 million of unamortized deferred financing costs related to this arrangement within interest expense in its consolidated statements of income (loss) and comprehensive income (loss). See Note 5 for details regarding the Company's issuance of TRTX 2025-FL7.
As a result of contributing collateral into TRTX 2025-FL6 upon its issuance during the year ended December 31, 2025, the Company repaid $157.4 million of borrowings under the HSBC Facility and Customers Bank asset-specific financing arrangements. Additionally, the Company accelerated $0.6 million of unamortized deferred financing costs related to these arrangements within interest expense in its consolidated statements of income (loss) and comprehensive income (loss). See Note 5 for details regarding the Company's issuance of TRTX 2025-FL6.
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of December 31, 2025 and December 31, 2024, the carrying value of the loan was $30.8 million and $30.7 million, respectively.
Financial Covenant Compliance
Our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements require Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness.
Tangible Net Worth
$1.0 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense), minus 75% of the redeemed or repurchased preferred or redeemable equity or stock. With respect to the Secured Revolving Credit Facility and HSBC Facility, $0.8 billion, plus 75% of all subsequent equity issuances (net of discounts, commissions, expense) after September 30, 2024, minus 75% of the redeemed or repurchased preferred or redeemable equity or stock after September 30, 2024.

Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0.
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0, effective June 30, 2023. Previously, 1.5 to 1.0.
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of December 31, 2025 and December 31, 2024, respectively.
(7) Schedule of Maturities
As of December 31, 2025, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2026	$456,814	$311,423	$145,391	$—	$—	$—
2027	317,684	212,487	76,087	—	29,110	—
2028	320,574	257,908	—	31,466	—	31,200
2029	362,086	362,086	—	—	—	—
2030	1,187,774	1,156,649	—	—	31,125	—
Thereafter	664,530	294,763	369,767	—	—	—
Total	$3,309,462	$2,595,316	$591,245	$31,466	$60,235	$31,200
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of December 31, 2025 and December 31, 2024, the Company had $54.8 million and $124.7 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of the Company's CLOs, secured credit agreements, and asset-specific financing arrangements that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	December 31, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,118,050	$4,028,519	$—	$—	$4,083,758
Financial liabilities
Collateralized loan obligations	2,595,316	2,579,920	—	—	2,579,151
Secured credit agreements	591,245	589,648	—	—	590,653
Asset-specific financing arrangements	60,235	59,780	—	—	60,127
Secured revolving credit facility	31,466	28,822	—	—	31,466
Mortgage loan payable	31,200	30,838	—	—	31,200

	December 31, 2024
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$3,284,510	$3,217,030	$—	$—	$3,258,017
Financial liabilities
Collateralized loan obligations	1,682,288	1,681,660	—	—	1,661,615
Secured credit agreements	585,042	584,235	—	—	580,921
Asset-specific financing arrangements	186,500	185,741	—	—	186,006
Secured revolving credit facility	86,625	86,492	—	—	86,625
Mortgage loan payable	31,200	30,695	—	—	31,200
As of December 31, 2025 and December 31, 2024, the estimated fair value of the Company’s loans held for investment portfolio was $4.1 billion and $3.3 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of December 31, 2025 and December 31, 2024 was 3.18% and 3.68%, respectively. The weighted average years to maturity as of December 31, 2025 and December 31, 2024 was 3.0 years and 2.4 years, respectively, assuming full extension of all loans held for investment.
As of December 31, 2025 and December 31, 2024, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the year ended December 31, 2025.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2025 and December 31, 2024, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income (loss) and comprehensive income (loss). For the year ended December 31, 2025 and 2024, the Company did not have interest or penalties associated with the underpayment of any income taxes.
The Company owns, through an entity classified as a partnership for U.S. federal tax purposes (“Parent LLC”), 100% of the common equity in Sub-REIT, which qualifies as a REIT for U.S. federal income tax purposes and is a separate taxpayer from both the Company and Parent LLC. Parent LLC is owned by the Company both directly and indirectly through a TRS. The Company, through Sub-REIT, issues CRE CLOs to finance on a non-recourse, non-mark-to-market basis a portion of its loan investment portfolio. Due to unusually low LIBOR rates between March 2020 and September 2022, coupled with high interest rate floors relating to many loans and participation interests pledged to Sub-REIT’s CLOs, certain of Sub-REIT’s CRE CLOs have in the past generated EII, which may be treated as UBTI. Published IRS guidance requires that Sub-REIT allocate its EII among its shareholders in proportion to its dividends paid. Accordingly, EII generated by Sub-REIT’s CRE CLOs is allocated to Parent LLC. Pursuant to the Parent LLC operating agreement, any EII allocated from Sub-REIT to Parent LLC is allocated further to the TRS. Consequently, no EII is allocated to the Company and, as a result, the Company’s shareholders will not be allocated any EII (or UBTI attributable to such EII) by the Company. The tax liability borne by the TRS on the EII is approximately 21%. If a tax liability is incurred, it would be included in the consolidated statements of income (loss) and comprehensive income (loss) and balance sheets of the Company.
The following table details the income tax treatment for dividends declared on the Company's common stock:

	For the Years Ended December 31,
	2025(1)	2024(2)	2023(3)
Ordinary income dividends	$0.81	$0.80	$0.12
Return of capital	0.15	0.16	0.61
Total common stock dividends	$0.96	$0.96	$0.73
________________________________
(1)The Company declared $0.96 of common stock dividends during the year ended December 31, 2025. Pursuant to IRC Section 857(b)(9), cash distributions made on January 23, 2026 with a record date of December 26, 2025 are treated for federal income tax purposes as received by shareholders on December 31, 2025 to the extent of the Company’s 2025 earnings and profits. As the Company’s aggregate 2025 dividends declared exceeded its 2025 earnings and profits, the January 2026 cash distribution declared in the fourth quarter of 2025 will be treated as a 2026 distribution for federal income tax purposes and will not be included on the 2025 Form 1099-DIV.
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
(3)The Company declared $0.96 of common stock dividends during the year ended December 31, 2023. Pursuant to IRC Section 857(b)(9), cash distributions made on January 25, 2024 with a record date of December 29, 2023 are treated for federal income tax purposes as received by shareholders on December 31, 2023 to the extent of the Company’s 2023 earnings and profits. As the Company’s aggregate 2023 dividends declared exceeded its 2023 earnings and profits, the January 2024 cash distribution declared in the fourth quarter of 2023 will be treated as a 2024 distribution for federal income tax purposes and will not be included on the 2023 Form 1099-DIV.
For the year ended December 31, 2025, 2024 and 2023, the Company recognized $0.4 million, $0.4 million and $0.3 million, respectively, of federal, state, and local tax expense.
There were no material income tax assets or income tax liabilities as of December 31, 2025 and December 31, 2024.

As of December 31, 2021, the Company had $187.6 million of remaining capital losses that it can carry forward into future years. During the year ended December 31, 2022, the Company utilized $13.3 million of the $187.6 million of available remaining capital loss carryforwards to offset the capital gain generated from the partial sale of a REO in April 2022. During the year ended December 31, 2023, the Company incurred a capital loss of $19.8 million from the sale of an acquired loan. As of December 31, 2025, the Company has $194.1 million of capital losses, of which $174.3 million were unused and expired at the end of 2025 and $19.8 million will expire at the end of 2028 if unused.
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

	Years Ended December 31,
	2025	2024	2023
Incurred
Management fees	$20,858	$20,249	$22,426
Incentive management fee	—	—	—
Total management and incentive fees incurred	$20,858	$20,249	$22,426

Paid
Management fees	$20,695	$20,051	$23,497
Incentive management fee	—	—	—
Total management and incentive fees paid	$20,695	$20,051	$23,497
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 are $5.3 million and $5.1 million, respectively. No incentive management fee was earned during the years ended December 31, 2025, 2024 and 2023.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the years ended December 31, 2025, 2024, and 2023, the Company reimbursed the Manager $1.5 million, $1.5 million, and $1.0 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of December 31, 2025 and December 31, 2024, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income (loss) and comprehensive income (loss) or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the year ended December 31, 2025, the Company incurred $2.1 million of expenses for these services. During the year ended December 31, 2024, the Company incurred $1.4 million of expenses for these services. Such amounts are recorded within Expenses from real estate owned operations on the Company's consolidated statements of income (loss) and comprehensive income (loss).
The Company engaged TPG Capital BD, an affiliate of TPG, Inc. to provide capital markets services in connection with the issuance of TRTX 2025-FL6 and TRTX 2025-FL7. During the year ended December 31, 2025, the Company incurred $0.1 million and $0.3 million of expenses for these services, respectively. Such amounts are recorded as deferred financing costs and within Collateralized loan obligations, net on the Company's consolidated balance sheet.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the years ended December 31, 2025, 2024 and 2023, $2.2 million, $2.1 million and $1.7 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the Warrants. The number of incremental common shares is calculated utilizing the treasury stock method. As discussed below in Note 12, on May 8, 2024, all of the Warrants were exercised on a net settlement basis, resulting in the issuance of 2,647,059 shares of the Company's common stock. As of December 31, 2025 and 2024, there were no Warrants outstanding. For the year ended December 31, 2023, 188,571 warrants are excluded from the calculation of diluted earnings per comment share since their effect would be anti-dilutive. For the years ended December 31, 2024 and 2023, 142,388 and 376,444 participating securities, respectively, are excluded from the calculation of diluted earnings per common share since their effect would be anti-dilutive.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$60,319	$74,335	$(116,630)
Preferred stock dividends(1)	(12,592)	(12,592)	(12,592)
Participating securities' share in earnings	(2,248)	(2,077)	(1,683)
Net income (loss) attributable to common stockholders	$45,479	$59,666	$(130,905)
Weighted average common shares outstanding, basic	79,299,265	79,801,990	77,575,788
Weighted average common shares outstanding, diluted	79,445,823	79,888,044	77,575,788
Earnings (loss) per common share, basic(2)	$0.57	$0.75	$(1.69)
Earnings (loss) per common share, diluted(2)	$0.57	$0.75	$(1.69)
_______________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. Prior to the May 8, 2024 Warrant exercise, diluted earnings per common share included any incremental shares that would be outstanding assuming the exercise of the Warrants. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the years ended December 31, 2025, 2024, and 2023.

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
The Warrants were exercisable on a net settlement basis and would have expired on May 28, 2025. The Warrants were classified as equity and were initially recorded at their estimated fair value of $14.4 million with no subsequent remeasurement. On May 8, 2024, the Purchaser exercised all of the Warrants on a net settlement basis, and the Company issued 2,647,059 shares of the Company's common stock to the Purchaser. As of December 31, 2025, there were no Warrants outstanding.

Share Repurchase Program
On April 25, 2024, the Company's Board of Directors approved a share repurchase program (the "Completed Program") pursuant to which the Company was authorized to repurchase up to $25.0 million of the Company's common stock, the remaining capacity of which was utilized during the year ended December 31, 2025. On September 3, 2025, the Company's Board of Directors approved a new share repurchase program (the "New Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the year ended December 31, 2025, the Company repurchased an aggregate of 3,155,209 shares of common stock under the Completed Program, at a weighted average price of $7.89 per share, for total consideration (including commissions and related fees) of $25.0 million. During the year ended December 31, 2025, the Company repurchased an aggregate of 45,367 shares of common stock under the New Program, at a weighted average price of $8.50 per share, for total consideration (including commissions and related fees) of $0.4 million.
As of December 31, 2025, the Company had $24.6 million of remaining capacity under the New Program.
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
On December 12, 2025, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.4 million in the aggregate, for the fourth quarter of 2025. The common stock dividend was paid on January 23, 2026 to the holders of record of the Company’s common stock as of December 26, 2025.
On December 9, 2025, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the fourth quarter of 2025. The Series C Preferred Stock dividend was paid on December 30, 2025 to the preferred stockholders of record as of December 19, 2025.
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
For the year ended December 31, 2025 and 2024, common stock dividends in the amount of $77.9 million and $78.7 million, respectively, were declared and approved.
For the year ended December 31, 2025 and 2024, Series C Preferred Stock dividends in the amount of $12.6 million and $12.6 million, respectively, were declared and approved.
As of December 31, 2025 and December 31, 2024, common stock dividends of $19.4 million and $20.0 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of December 31, 2025, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plans:

	Common stock	Weighted average grant date fair value per share
Balance as of December 31, 2022	1,683,440	$9.44
Granted	950,000	6.66
Vested	(527,831)	10.55
Forfeited	(6,545)	7.64
Balance as of December 31, 2023	2,099,064	$7.91
Granted	990,100	8.51
Vested	(712,041)	8.51
Forfeited	—	—
Balance as of December 31, 2024	2,377,123	$7.98
Granted	982,683	9.09
Vested	(854,456)	8.24
Forfeited	(80,114)	7.77
Balance as of December 31, 2025	2,425,236	$8.30
Generally, common shares vest over a four-year period pursuant to the terms of the award and the applicable Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Share grant vesting year	Shares of common stock
2026	987,427
2027	709,479
2028	482,645
2029	245,685
Total	2,425,236
During the year ended December 31, 2025, the Company accrued 12,875 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025, June 27, 2025, September 26, 2025, and December 26, 2025.

During the year ended December 31, 2024, the Company accrued 15,218 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2024, June 27, 2024, September 27, 2024, and December 27, 2024.
As of December 31, 2025, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $14.5 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from December 31, 2025. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $9.8 million, $6.4 million, and $8.0 million, respectively, of stock-based compensation expense.
(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of December 31, 2025 and December 31, 2024 was $173.6 million and $127.9 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.9 million and $2.4 million as of December 31, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of December 31, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.

(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	December 31, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,291,490	$73,705	53.4%	$2,218,827	53.9%
Industrial	806,714	84,381	18.8	722,333	17.5
Office	454,047	12,890	10.6	441,157	10.7
Life Science	333,477	—	7.8	333,477	8.1
Hotel	259,100	392	6.0	258,708	6.3
Mixed-Use	78,775	2,227	1.8	76,548	1.9
Self Storage	67,000	—	1.6	67,000	1.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%

	December 31, 2024
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$1,777,221	$56,101	52.0%	$1,721,480	52.4%
Office	606,047	23,788	17.8	582,259	17.7
Life Science	368,573	14,019	10.8	354,554	10.8
Hotel	348,400	14,110	10.2	334,290	10.2
Industrial	166,000	16,400	4.9	149,600	4.6
Mixed-Use	78,775	3,448	2.3	75,327	2.3
Self Storage	67,000	—	2.0	67,000	2.0
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $1.0 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,546,038	$58,655	36.1%	$1,488,425	36.1%
East	1,075,384	49,037	25.1	1,026,347	24.9
South	860,581	36,612	20.0	823,969	20.1
Various	573,000	23,512	13.3	549,488	13.3
Midwest	235,600	5,779	5.5	229,821	5.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%

	December 31, 2024
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,254,320	$47,318	36.7%	$1,207,362	36.8%
East	965,249	12,678	28.3	952,571	29.0
South	817,847	49,016	24.0	768,831	23.4
Various	309,000	16,800	9.1	292,200	8.9
Midwest	65,600	2,054	1.9	63,546	1.9
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $1.0 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	December 31, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,377,777	$72,603	55.4%	$2,306,216	56.0%
Light Transitional	1,062,883	50,474	24.8	1,012,409	24.6
Moderate Transitional	849,943	50,518	19.8	799,425	19.4
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%

	December 31, 2024
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$1,522,789	$27,472	44.6%	$1,495,677	45.5%
Moderate Transitional	1,009,038	63,063	29.6	945,975	28.8
Light Transitional	880,189	37,331	25.8	842,858	25.7
Total	$3,412,016	$127,866	100.0%	$3,284,510	100.0%
Loan commitments exclude capitalized interest of $1.0 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

(16) Subsequent Events
The following events occurred subsequent to December 31, 2025:
•The Company closed, one first mortgage loan with a total loan commitment of $81.0 million and initial funding of $78.5 million. The first mortgage loan is secured by a multifamily property.
•The Company received the full repayment of one first mortgage loan with a total loan commitment and an unpaid principal balance of $52.1 million and $49.5 million, respectively. The loan carried a risk rating of 3.0 as of December 31, 2025.

Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2025
(Dollars in Thousands)

Type of Loan/Borrower(1)	Description / Location	Interest Payment Rates	Extended Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Unpaid Principal Balance	Carrying Amount of Loans(5)
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Senior Loan / New York	S+2.6%	2028	I/O	—	$268,270	$266,879
Borrower B	Senior Loan / San Jose	S+3.6%	2027	I/O	—	253,793	253,793
Borrower C	Senior Loan / New York	S+3.0%	2026	I/O	—	227,107	227,107
Borrower D	Senior Loan / Daly City	S+3.4%	2028	I/O	—	194,479	194,479
Borrower E	Senior Loan / Various	S+3.2%	2030	I/O	—	194,454	192,962
Borrower F	Senior Loan / Los Angeles	S+2.7%	2030	I/O	—	162,104	162,104
Senior Loans less than 3% of the carrying amount of total loans
Senior loan	Multifamily / Diversified	Floating S+2.5% - 4.0%	2026 - 2031	I/O	—	1,534,660	1,528,708
Senior loan	Office / Diversified	Floating S+3.5% - 5.3%	2026 - 2027	I/O	—	214,050	214,050
Senior loan	Hotel / Diversified	Floating S+3.5% - 4.9%	2026 - 2030	I/O	—	258,708	257,540
Senior loan	Mixed-Use / CA	Floating S+1.8%	2028	I/O	—	76,548	76,548
Senior loan	Life Science / CA	Floating S+3.2% - 3.4%	2027 - 2028	I/O	—	138,998	138,998
Senior loan	Industrial / Diversified	Floating S+2.4% - 3.4%	2030 - 2031	I/O	—	527,879	522,854
Senior loan	Self Storage / Diversified	Floating S+4.2%	2027	I/O	—	67,000	67,000
Total senior loans					—	4,118,050	4,103,022
Total loans					—	$4,118,050	$4,103,022
CECL reserve(6)							(74,503)
Total loans, net							$4,028,519
_______________________________
(1)Includes senior mortgage loans, contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)Extended maturity date assumes all extension options are exercised.
(3)I/O = interest only, P/I = principal and interest.
(4)Represents only third-party liens and is expressed as the total loan commitment senior to our subordinated loan interest as of December 31, 2025.
(5)The aggregate tax basis of the loans is $3.5 billion as of December 31, 2025.
(6)As of December 31, 2025, the Company has a total CECL reserve of $74.5 million on its loans held for investment. Refer to Note 3 for additional information on the Company's CECL reserve.
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles the Company’s mortgage loans on real estate activity for the years ended (dollars in thousands):

	2025	2024	2023
Balance at January 1,	$3,217,030	$3,409,684	$4,781,402
Additions during period:
Loans originated and acquired	1,764,973	527,276	194,706
Additional fundings	41,932	40,697	140,547
Accrued PIK interest	682	360	—
Amortization of origination fees and discounts	4,718	6,075	11,955
Deductions during period:
Collection of principal	(987,871)	(672,196)	(890,566)
Collection of accrued PIK interest	—	(1,172)	(542)
Collection of interest applied to reduce principal under the cost-recovery method	—	—	(15,894)
Realized loss on loan write-offs, loan sales, and REO conversions	—	(9,729)	(334,727)
Loan sales	—	—	(343,637)
Loan extinguishment on conversion to REO	—	(89,499)	(263,740)
(Increase) decrease of allowance for credit losses	(12,945)	5,534	130,180
Balance at December 31,	$4,028,519	$3,217,030	$3,409,684
S-1