Form 10-Q
period 2026-03-31
TPG RE Finance Trust, Inc.
filed 2026-04-28
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 77,308,209 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks, uncertainties and other factors include, but are not limited to, the following:
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
•adverse economic trends and changes in economic conditions, including slower growth or recession, changes to fiscal and monetary policy, inflation, changing interest rates, tariffs and international trade policies and disputes, geopolitical conditions, structural shifts and regulatory changes to the commercial banking systems of the U.S. and Western Europe, labor shortages, currency fluctuations and challenges in global supply chains;
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
•increased competition from entities engaged in mortgage lending and/or investing in our target assets, including as a result of changes in the financial regulatory regime that could decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to, or otherwise pursued by, them;
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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets(1)
Cash and cash equivalents	$91,985	$87,613
Restricted cash	472	654
Collateralized loan obligation proceeds held at trustee	—	3,976
Accounts receivable from servicer/trustee	43,745	717
Accrued interest and fees receivable	29,610	28,430
Loans held for investment	4,129,958	4,103,022
Allowance for credit losses	(74,033)	(74,503)
Loans held for investment, net (includes $979,508 and $850,661, respectively, pledged as collateral under secured financing agreements)	4,055,925	4,028,519
Real estate owned, net	223,652	224,386
Other assets	26,866	31,935
Total assets	$4,472,255	$4,406,230
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$7,102	$6,751
Accrued expenses and other liabilities(2)	13,860	15,884
Collateralized loan obligations, net	2,534,104	2,579,920
Secured financing agreements, net	738,578	618,470
Asset-specific financings, net	59,727	59,780
Mortgage loan payable, net	30,874	30,838
Payable to affiliates	5,315	5,274
Deferred revenue	1,318	1,940
Dividends payable	19,243	19,350
Total liabilities	3,410,121	3,338,207
Commitments and contingencies - see Note 14
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 77,801,209 and 78,318,722 shares issued and outstanding, respectively)	78	78
Additional paid-in-capital	1,742,631	1,740,585
Accumulated deficit	(680,583)	(672,648)
Total stockholders' equity	1,062,134	1,068,023
Total liabilities and stockholders' equity	$4,472,255	$4,406,230
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of March 31, 2026 include assets and liabilities of variable interest entities (“VIEs”) of $3.1 billion and $2.5 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2025 include assets and liabilities of VIEs of $3.1 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $3.1 million and $2.9 million of reserve for expected losses for unfunded loan commitments as of March 31, 2026 and December 31, 2025, respectively.
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest income and interest expense
Interest income	$74,179	$68,045
Interest expense	(48,462)	(43,143)
Net interest income	25,717	24,902
Other revenue
Other income, net	3,303	1,851
Revenue from real estate owned operations	8,288	10,279
Total other revenue	11,591	12,130
Other expenses
Professional fees	1,468	788
General and administrative	910	1,101
Stock compensation expense	2,056	2,019
Servicing and asset management fees	525	422
Management fee	5,315	5,153
Expenses from real estate owned operations	8,269	10,350
Total other expenses	18,543	19,833
Credit loss benefit (expense), net	286	(3,424)
Income before income taxes	19,051	13,775
Income tax expense, net	(112)	(56)
Net income	$18,939	$13,719
Preferred stock dividends and participating securities' share in earnings	(3,773)	(3,759)
Net income attributable to common stockholders - see Note 11	$15,166	$9,960
Earnings per common share, basic	$0.19	$0.12
Earnings per common share, diluted	$0.19	$0.12
Weighted average number of common shares outstanding
Basic:	78,252,513	80,975,625
Diluted:	79,063,393	81,768,745
Other comprehensive income
Net income	$18,939	$13,719
Comprehensive net income	$18,939	$13,719
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2026	125	$—	8,050,000	$8	78,318,722	$78	$1,740,585	$(672,648)	$1,068,023
Issuance of common stock	—	—	—	—	39,079	*	—	—	—
Retired common stock	—	—	—	—	(556,592)	*	(10)	(4,487)	(4,497)
Amortization of stock compensation expense	—	—	—	—	—	—	2,056	—	2,056
Net income	—	—	—	—	—	—	—	18,939	18,939
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,239)	(19,239)
March 31, 2026	125	$—	8,050,000	$8	77,801,209	$78	$1,742,631	$(680,583)	$1,062,134
* Rounds to zero.

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2025	125	$—	8,050,000	$8	81,003,693	$81	$1,731,174	$(617,222)	$1,114,041
Issuance of common stock	—	—	—	—	3,172	*	—	—	—
Retired common stock	—	—	—	—	(379,868)	*	(8)	(3,177)	(3,185)
Amortization of stock compensation expense	—	—	—	—	—	—	2,019	—	2,019
Net income	—	—	—	—	—	—	—	13,719	13,719
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,915)	(19,915)
March 31, 2025	125	$—	8,050,000	$8	80,626,997	$81	$1,733,185	$(629,743)	$1,103,531
* Rounds to zero.
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$18,939	$13,719
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(1,850)	(847)
Amortization of deferred financing costs and debt issuance discount	1,804	2,077
Depreciation and amortization	2,577	3,992
Amortization of above and below-market leases	(66)	63
Accrued PIK interest	(181)	(163)
Stock compensation expense	2,056	2,019
(Decrease) increase of allowance for credit losses, net (see Note 3)	(286)	3,424
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	180	(221)
Accrued interest and fees receivable	(1,180)	(1,910)
Accrued expenses and other liabilities	(1,427)	(905)
Accrued interest payable	351	(1,122)
Payable to affiliates	41	42
Deferred revenue	(622)	(591)
Other assets	4,238	(445)
Net cash provided by operating activities	24,574	19,132
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(134,063)	—
Advances on loans held for investment	(14,460)	(13,440)
Principal repayments of loans held for investment	84,386	21,500
Capital expenditures related to real estate owned	(2,101)	(512)
Net cash (used in) provided by investing activities	(66,238)	7,548
Cash flows from financing activities:
Payments on collateralized loan obligations	(46,875)	(131,238)
Proceeds from collateralized loan obligations	—	890,944
Payments on secured financing agreements	(147,751)	(471,691)
Proceeds from secured financing agreements	267,254	52,500
Payments on asset-specific financing arrangements	—	(157,390)
Payment of deferred financing costs	(83)	(10,937)
Payments to retire common stock	(4,197)	(2,789)
Dividends paid on common stock	(19,350)	(19,978)
Dividends paid on preferred stock	(3,144)	(3,144)
Net cash provided by financing activities	45,854	146,277
Net change in cash, cash equivalents, and restricted cash	4,190	172,957
Cash, cash equivalents and restricted cash at beginning of period	88,267	190,483
Cash, cash equivalents and restricted cash at end of period	$92,457	$363,440

Supplemental disclosure of cash flow information:
Interest paid	$46,301	$42,188
Taxes paid	$287	$13
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$—	$69,150
Dividends declared, not paid	$19,243	$19,919
Principal repayments of loans held for investment held by servicer/trustee, net	$43,208	$—
Accrued deferred financing costs	$73	$111
Accrued capital expenditures related to real estate owned	$8	$242
Accrued costs from retired common stock	$300	$396
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The interim consolidated financial statements include the Company's accounts, consolidated variable interest entities for which the Company is the primary beneficiary, and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on February 17, 2026.
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
The Company considers key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate property type and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service coverage ratio; the Company’s risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of the Company’s loans is also sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in the Company’s commercial mortgage loan portfolio are secured by collateral of the following property types: multifamily; industrial; office; life science; hotel; mixed-use; and self storage.
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
Real Estate Owned
Real estate acquired through a foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) and held for investment on the Company’s consolidated balance sheet until a pending sales transaction meets the criteria of ASC 360-10-45-9 after which the real estate is considered to be held for sale, or is sold. The Company's basis in REO is equal to the fair value of the collateral's net assets upon foreclosure. The estimated fair value of REO is determined using generally accepted valuation techniques, including a discounted cash flow model and inputs that include the highest and best use for each asset, estimated future values based on extensive discussions with local brokers, investors and other market participants, the estimated holding period for the asset, and capitalization and discount rates that reflect estimated investor return requirements for the risks associated with the expected use of each asset. If the estimated fair value of REO is lower than the carrying value of the related loan upon its conversion to REO, the difference, along with any previously recorded specific CECL reserve, is recorded through credit loss expense in the consolidated statements of income and comprehensive income.
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
As of March 31, 2026, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. For all such syndications the Company has completed through March 31, 2026, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The computation of diluted earnings per share is based on the weighted average number of participating securities outstanding.
The Company accounts for unvested stock-based compensation awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company excludes participating securities from the calculation of diluted weighted average shares outstanding in periods of net losses since their effect would be anti-dilutive.

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks by the Company and the Company's REO properties, or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2026 and December 31, 2025. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company. As of March 31, 2026 and December 31, 2025, the Company held as part of its total cash balances $15.0 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of March 31, 2026, $0.5 million of restricted cash was combined with cash and cash equivalents of $92.0 million in the consolidated statement of cash flows. As of December 31, 2025, $0.7 million of restricted cash was combined with cash and cash equivalents of $87.6 million in the consolidated statement of cash flows.
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
The Company’s common stock is perpetual with voting rights and dividend rights. On June 14, 2021, the Company issued 8,050,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) that is classified as permanent equity. The outstanding shares of Series C Preferred Stock have a 6.25% dividend rate and may be redeemed by the Company at its option on and after June 14, 2026. The Series C Preferred Stock issuance is described in Note 12.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and is applied prospectively and may be applied retrospectively. The Company is currently evaluating the impact of ASU 2025-11.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). ASU 2025-08 amends the guidance in ASC 326 on the accounting for certain purchased loans and requires entities to account for acquired loans that meet certain criteria at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. ASU 2025-08 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2025-08.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 intends to enhance disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. This standard is effective for annual periods beginning after December 15, 2026. and interim reporting periods beginning after December 15, 2027. ASU 2024-03 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2024-03.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $18.1 million and $17.2 million as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, the Company originated two mortgage loans with aggregate total loan commitments of $148.4 million, an aggregate initial unpaid principal balance of $135.5 million, and aggregate unfunded commitments at closing of $12.9 million. Additionally, the Company received two full loan repayments totaling $92.7 million and received partial principal payments of $30.9 million across one loan, for total loan repayments of $123.6 million during the three months ended March 31, 2026.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	50	50	50	50
Floating rate loans	99.6%	99.6%	99.7%	99.7%
Total loan commitment	$4,316,896	$4,316,896	$4,290,603	$4,290,603
Unpaid principal balance(2)	$4,144,621	$4,144,621	$4,118,050	$4,118,050
Unfunded loan commitments(3)	$173,498	$173,498	$173,595	$173,595
Amortized cost	$4,129,958	$4,129,958	$4,103,022	$4,103,022
Weighted average credit spread	3.2%	3.2%	3.2%	3.2%
Weighted average all-in yield(4)	7.1%	7.1%	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.0	3.0	3.0	3.0
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of March 31, 2026 and December 31, 2025. As of March 31, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan. As of December 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $1.2 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of March 31, 2026, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of March 31, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of March 31, 2026, based on the unpaid principal balance of the Company’s total loan exposure, 58.1% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 41.9% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	March 31, 2026
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,144,621	$(14,663)	$4,129,958
Total	$4,144,621	$(14,663)	$4,129,958
Allowance for credit losses			(74,033)
Loans held for investment, net			$4,055,925

	December 31, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,118,050	$(15,028)	$4,103,022
Total	$4,118,050	$(15,028)	$4,103,022
Allowance for credit losses			(74,503)
Loans held for investment, net			$4,028,519
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2025	$4,103,022	$(74,503)	$4,028,519
Loans originated and acquired	134,063	—	134,063
Additional fundings	14,460	—	14,460
Accrued PIK interest	181	—	181
Amortization of origination fees and discounts	1,850	—	1,850
Collection of principal	(123,618)	—	(123,618)
Reversal of credit losses	—	470	470
Balance as of March 31, 2026	$4,129,958	$(74,033)	$4,055,925
As of March 31, 2026 and December 31, 2025, there was $14.7 million and $15.0 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	March 31, 2026
	Amortized cost by origination year
	2026	2025	2024	2023	2022	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	110,954	60,498	—	—	171,452
3	134,139	1,750,607	426,786	—	453,970	1,031,612	3,797,114
4	—	—	—	—	41,965	119,427	161,392
5	—	—	—	—	—	—	—
Total senior loans	$134,139	$1,750,607	$537,740	$60,498	$495,935	$1,151,039	$4,129,958
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	110,641	58,591	—	—	—	169,232
3	1,771,785	426,266	43,121	452,592	801,972	278,108	3,773,844
4	—	—	—	40,963	—	118,983	159,946
5	—	—	—	—	—	—	—
Total senior loans	$1,771,785	$536,907	$101,712	$493,555	$801,972	$397,091	$4,103,022
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	March 31, 2026	December 31, 2025
1	$—	$—
2	171,452	169,232
3	3,797,114	3,773,844
4	161,392	159,946
5	—	—
Total	$4,129,958	$4,103,022
Allowance for credit losses	(74,033)	(74,503)
Carrying value	$4,055,925	$4,028,519
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of March 31, 2026, unchanged from December 31, 2025.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of March 31, 2026. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended March 31, 2026
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2026	$74,503
Reversal of credit losses, net	(470)
Subtotal	74,033

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2026	2,920
Allowance for credit losses, net	183
Subtotal	3,103
Total allowance for credit losses(1)	$77,136

For the Three Months Ended March 31, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	3,163
Subtotal	64,721

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Allowance for credit losses, net	79
Subtotal	2,494
Total allowance for credit losses(1)	$67,215
________________________________
(1)Excludes $0.6 million and $0.4 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of March 31, 2026 and March 31, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.

The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2026
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$74,033	$—	$74,033
Unfunded loan commitments	3,103	—	3,103
Total allowance for credit losses(1)	$77,136	$—	$77,136
Total unpaid principal balance	$4,144,621	$—	$4,144,621

	December 31, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$74,503	$—	$74,503
Unfunded loan commitments	2,920	—	2,920
Total allowance for credit losses(1)	$77,423	$—	$77,423
Total unpaid principal balance	$4,118,050	$—	$4,118,050
________________________________
(1)Excludes $0.6 million and $0.6 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of March 31, 2026 and December 31, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.
During the three months ended March 31, 2026, the Company recorded a decrease of $0.3 million to its allowance for credit losses, decreasing its CECL reserve for loans held for investment to $77.1 million as of March 31, 2026. For the three months ended March 31, 2026, the decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $0.7 million resulting from full loan repayments during the three months ended March 31, 2026 and (ii) a net decrease of $0.1 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve, partially offset by an increase of $0.5 million resulting from the Company's loan origination activity during the three months ended March 31, 2026.
During the three months ended March 31, 2025, the Company recorded an increase of $3.2 million, increasing its allowance for credit losses to $67.2 million as of March 31, 2025. For the three months ended March 31, 2025, the increase to the Company's allowance for credit losses was primarily due to a net increase of $3.2 million related to the impact of an uncertain macroeconomic environment and its potential impacts to the Company's loan portfolio.
As of March 31, 2026 and December 31, 2025, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment.
As of March 31, 2026, the Company had one loan with an amortized cost of $42.0 million on non-accrual status, accounted for on a cash basis. In accordance with the Company's revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status during the three months ended December 31, 2025. During the three months ended March 31, 2026, the Company recognized $0.3 million of interest income related to this loan. As of December 31, 2025, the Company had one loan with an amortized cost of $41.0 million on non-accrual status, accounted for on a cash basis.
As of March 31, 2026 and December 31, 2025, none of the Company's loans that are accounted for on an accrual basis had accrued interest income receivable 90 days or more past due.

The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of March 31, 2026
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,129,958	$—	$—	$—	$—	$4,129,958
Total	$4,129,958	$—	$—	$—	$—	$4,129,958

		Days Outstanding as of December 31, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,103,022	$—	$—	$—	$—	$4,103,022
Total	$4,103,022	$—	$—	$—	$—	$4,103,022
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon, or additional loan fees. During the three months ended March 31, 2026, one of the Company's loan modifications requires disclosure pursuant to ASC 326.
During the year ended December 31, 2025, the Company modified one of its multifamily loans. As part of the loan modification, the Company extended its term to March 9, 2026 and reduced the credit spread. The Company further modified this loan during the three months ended March 31, 2026 to extend its term to May 31, 2026. As of March 31, 2026, the amortized cost of this loan was $42.0 million, or 1% of the Company's aggregate loans held for investment portfolio. This loan was performing pursuant to its modified contractual terms as of March 31, 2026 and had a risk rating of "4".
As of March 31, 2026, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.2 million related to two loans. Total PIK interest of $0.2 million was recorded and deferred during the three months ended March 31, 2026.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

March 31, 2026
Balance as of January 1, 2026	$1,042
Accrued PIK interest	181
Balance as of March 31, 2026	$1,223

(4) Real Estate Owned
As of March 31, 2026, assets and liabilities related to REO consisted of six properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and two office properties, one located in each of Manhattan, NY, and Houston, TX. The Company acquired no REO properties during the three months ended March 31, 2026.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash	$20,169	$18,018
Real estate owned - Building and building improvements	173,802	172,724
Real estate owned - Land and land improvements	54,845	54,845
Real estate owned - Tenant improvements	9,149	9,113
Real estate owned	237,796	236,682
Accumulated depreciation	(14,144)	(12,296)
Real estate owned, net	223,652	224,386
In-place lease intangibles, net(1)	10,027	10,687
Above-market lease intangibles, net(1)	1,579	1,685
Leasing commissions, net(1)	2,683	2,748
Other assets, net(1)	8,443	9,555
Total assets	$266,553	$267,079
Liabilities
Mortgage loan payable, net(2)	$30,874	$30,838
Below-market lease intangibles, net(3)	1,591	1,763
Other liabilities(3)	5,451	8,453
Total liabilities	$37,916	$41,054
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $1.8 million and $3.7 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of March 31, 2026 and December 31, 2025, respectively.
(2)During the three months ended March 31, 2026, the Company incurred interest expense of $0.6 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three months ended March 31, 2025, the Company incurred interest expense of $0.6 million, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(3)Included within Accrued expenses and other liabilities within the Company's consolidated balance sheets. Other liabilities includes $0.2 million and $0.2 million of accrued interest payable as of March 31, 2026 and December 31, 2025, respectively, which is included within Accrued interest payable within the Company's consolidated balance sheets.

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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Rental income
Minimum lease payments	$6,806	$7,646
Variable lease payments	1,043	525
Total rental income	7,849	8,171
Other revenue from REO	439	2,108
Revenue from real estate owned operations	8,288	10,279
Rental property operating expenses(1)	5,692	6,358
Depreciation and amortization(2)	2,577	3,992
Expenses from real estate owned operations	8,269	10,350
Net income (loss) from REO	$19	$(71)
________________________________
(1)Excludes $0.6 million of interest expense incurred during the three months ended March 31, 2026, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.6 million of interest expense incurred during the three months ended March 31, 2025, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three months ended March 31, 2026, the Company incurred $1.8 million of depreciation expense. During the three months ended March 31, 2025, the Company incurred $2.1 million of depreciation expense.
Real estate-related capital expenditures
For the three months ended March 31, 2026, the Company's capital expenditures were $2.1 million, as shown on the Company's consolidated statements of cash flows, which includes $0.01 million of accrued capital expenditures. For the three months ended March 31, 2025, the Company's capital expenditures were $0.8 million, as shown on the Company's consolidated statements of cash flows, which includes $0.2 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	March 31, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$25,165	$25,165
Above-market lease intangibles	2,670	2,670
Leasing commissions	3,169	3,164
Total intangible assets	31,004	30,999
Accumulated amortization:
In-place lease intangibles	(15,138)	(14,478)
Above-market lease intangibles	(1,091)	(985)
Leasing commissions	(486)	(416)
Total accumulated amortization	(16,715)	(15,879)
Intangible assets, net	$14,289	$15,120

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(2,720)	(2,548)
Total accumulated amortization	(2,720)	(2,548)
Intangible liabilities, net	$1,591	$1,763
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2026 (remaining)	$1,512	$315	$277	$(320)
2027	1,315	374	370	(297)
2028	1,266	368	348	(289)
2029	872	110	335	(202)
2030	731	58	324	(142)
2031	631	56	280	(73)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of March 31, 2026, were 10.0 years, 6.6 years, 8.0 years, and 6.5 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2026 and excludes leases at the Company's multifamily properties as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2026 (remaining)	$7,525
2027	9,643
2028	8,091
2029	5,556
2030	8,742
2031	8,856
Thereafter	53,831
Total	$102,244
The weighted average minimum term of the non-cancelable leases was approximately eleven years as of March 31, 2026.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On November 17, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $957.0 million of investment-grade bonds outstanding (“TRTX 2025-FL7” or “FL7”). TRTX 2025-FL7 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL7 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three months ended March 31, 2026. In connection with TRTX 2025-FL7, the Company incurred $7.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 28, 2025, Sub-REIT issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three months ended March 31, 2026. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of March 31, 2026 and December 31, 2025 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$36,790	$33,544
Collateralized loan obligation proceeds held at trustee(1)	—	3,976
Accounts receivable from servicer/trustee(2)	41,656	670
Accrued interest and fees receivable	18,849	18,087
Loans held for investment, net	2,911,789	2,992,329
Real estate owned, net	84,923	84,651
Other assets	1,633	1,345
Total assets	$3,095,640	$3,134,602
Liabilities
Accrued interest payable	$5,377	$5,427
Accrued expenses	2,204	3,494
Collateralized loan obligations, net(3)	2,534,104	2,579,920
Payable to affiliates	3,791	1,316
Deferred revenue	945	1,337
Total liabilities	$2,546,421	$2,591,494
________________________________
(1)Includes $4.0 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of December 31, 2025.
(2)Includes $37.2 million and $3.9 million of cash proceeds from loan repayments related to TRTX 2025-FL6 and TRTX 2025-FL7, respectively, held by the Company's loan servicer as of March 31, 2026, which were remitted to the Company subsequent to March 31, 2026.
(3)Net of $1.4 million and $1.7 million of unamortized discount related to TRTX 2025-FL6 as of March 31, 2026 and December 31, 2025, respectively and $12.9 million and $13.7 million of unamortized deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	March 31, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2022-FL5
Collateral loan investments	18	Term SOFR	$796,909	$776,245	3.60%	1.3
Financing provided	1	Term SOFR	628,941	628,941	2.18%	12.9
TRTX 2025-FL6
Collateral loan investments	18	Term SOFR	1,100,000	1,087,942	3.10%	3.2
Financing provided	1	Term SOFR	962,500	954,775	1.83%	16.4
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,088,772	3.14%	3.6
Financing provided	1	Term SOFR	957,000	950,388	1.67%	17.2
Total
Collateral loan investments(4)	57	Term SOFR	$2,996,909	$2,952,959	3.25%	2.8 years
Financing provided(5)	3	Term SOFR	$2,548,441	$2,534,104	1.86%	15.8 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $84.9 million held within the Sub-REIT. Includes $37.2 million and $3.9 million of cash proceeds from loan repayments related to TRTX 2025-FL6 and TRTX 2025-FL7, respectively, held by the Company's loan servicer as of March 31, 2026, which were remitted to the Company subsequent to March 31, 2026.
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
(4)Collateral loan investment assets of FL5, FL6 and FL7 represent 19.2%, 25.6% and 26.4%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of March 31, 2026.
(5)During the three months ended March 31, 2026, the Company recognized interest expense of $36.7 million, which includes $1.1 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(4)Collateral loan investment assets of FL5, FL6, and FL7 represent 20.5%, 26.6% and 26.7%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of December 31, 2025.
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
The following table summarizes the Company's investment portfolio financing (dollars in thousands):

	Outstanding principal balance
	March 31, 2026	December 31, 2025
Collateralized loan obligations(1)	$2,548,441	$2,595,316
Secured credit agreements	742,214	591,245
Asset-specific financing arrangements	60,235	60,235
Secured revolving credit facility	—	31,466
Mortgage loan payable	31,200	31,200
Total	$3,382,090	$3,309,462
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of March 31, 2026 and December 31, 2025, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit the Company's lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	March 31, 2026
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs	11/17/29	11/17/31	1.8%	5.5%	$500,000	$140,525	$359,475	$492,009	$490,960
Wells Fargo	12/06/27	12/06/27	1.5%	5.1%	500,000	262,652	237,348	322,290	319,213
Barclays(2)	05/15/26	05/15/27	—%	—%	500,000	500,000	—	—	—
Bank of America(3)	06/06/26	06/06/26	1.4%	5.0%	200,000	54,609	145,391	183,085	182,229
Totals					$1,700,000	$957,786	$742,214	$997,384	$992,402
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Each secured credit agreement contains defined mark-to-market provisions that permit the lenders to issue margin calls based on credit marks.
(2)On March 31, 2026, the Company executed an extension of the initial maturity date to May 15, 2026.
(3)On January 2, 2026, the Company executed an extension of the initial and extended maturity date to June 6, 2029, effective June 6, 2026.

The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	December 31, 2025
Secured credit agreements(1)	Initial maturity date	Extended maturity date	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(2)	11/17/29	11/17/31	1.8%	5.5%	$500,000	$130,233	$369,767	$499,717	$498,501
Wells Fargo	12/06/27	12/06/27	1.6%	5.3%	500,000	423,913	76,087	104,245	103,296
Barclays(3)	03/31/26	03/31/27	—%	—%	500,000	500,000	—	—	—
Bank of America	06/06/26	06/06/26	1.4%	5.1%	200,000	54,609	145,391	181,739	180,806
Totals					$1,700,000	$1,108,755	$591,245	$785,701	$782,603
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
Secured Credit Agreement Terms
As of March 31, 2026 and December 31, 2025, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of March 31, 2026 and December 31, 2025 consisted of 27 and 24 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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
The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	March 31, 2026
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$500,000	$492,009	$493,352	$360,151	$133,201	12.5%	2057
Wells Fargo	500,000	322,290	320,544	237,760	82,784	7.8%	615
Barclays	500,000	—	—	—	—	—%	410
Bank of America	200,000	183,085	182,991	145,636	37,355	3.5%	67
Total / weighted average	$1,700,000	$997,384	$996,887	$743,547	$253,340		1206
_______________________
(1)Loan amounts include interest receivable of $4.5 million and are net of premium, discount and origination fees of $5.0 million.
(2)Loan amounts include interest payable of $1.3 million and do not reflect unamortized deferred financing fees of $1.3 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2026 and 2025, the weighted average unused fee was 20 and 20 basis points, respectively. The facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. This facility is 100% recourse to Holdco.
As of March 31, 2026, the Company did not have any outstanding borrowings under its secured revolving credit facility. As of December 31, 2025, the Company pledged one loan investment with a collateral principal balance of $82.0 million and had outstanding Term SOFR-based borrowings of $31.5 million.

Asset-Specific Financing Arrangements
On November 17, 2025, the Company closed a $31.1 million asset-specific financing facility with HSBC Bank USA, National Association ("HSBC Facility"). The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 20% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
On June 30, 2022, the Company closed a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 25% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility.
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	March 31, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,644	1.9%	4.4	1	$41,500	$41,166	4.4
BMO Facility	1	200,000	29,110	29,083	2.0%	1.4	1	41,965	41,965	1.4
Total / weighted average		$231,125	$60,235	$59,727	1.9%	3.0 years		$83,465	$83,131	3.0 years
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of March 31, 2026 and December 31, 2025, the carrying value of the loan was $30.9 million and $30.8 million, respectively.
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

Debt-to-Equity	Debt-to-Equity ratio not to exceed 4.25 to 1.0.
Interest Coverage	Minimum interest coverage ratio of no less than 1.4 to 1.0.
Investment Portfolio Financing Financial Covenant Compliance
The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of March 31, 2026 and December 31, 2025, respectively.
(7) Schedule of Maturities
As of March 31, 2026, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured revolving credit facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable
2026	$452,261	$306,870	$145,391	$—	$—	$—
2027	439,786	173,328	237,348	—	29,110	—
2028	180,469	149,269	—	—	—	31,200
2029	371,313	371,313	—	—	—	—
2030	1,276,184	1,245,059	—	—	31,125	—
Thereafter	662,077	302,602	359,475	—	—	—
Total	$3,382,090	$2,548,441	$742,214	$—	$60,235	$31,200
_______________________
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

(8) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of March 31, 2026 and December 31, 2025, the Company had $58.7 million and $54.8 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheet also includes loans held for investment, the assets and liabilities of the Company's CLOs, secured credit agreements, asset-specific financing arrangements and mortgage loan payable that are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	March 31, 2026
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,144,621	$4,055,925	$—	$—	$4,112,351
Financial liabilities
Collateralized loan obligations	2,548,441	2,534,104	—	—	2,532,607
Secured credit agreements	742,214	740,934	—	—	741,941
Asset-specific financing arrangements	60,235	59,727	—	—	60,162
Mortgage loan payable	31,200	30,874	—	—	31,200

	December 31, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,118,050	$4,028,519	$—	$—	$4,083,758
Financial liabilities
Collateralized loan obligations	2,595,316	2,579,920	—	—	2,579,151
Secured credit agreements	591,245	589,648	—	—	590,653
Asset-specific financing arrangements	60,235	59,780	—	—	60,127
Secured revolving credit facility	31,466	28,822	—	—	31,466
Mortgage loan payable	31,200	30,838	—	—	31,200
As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company’s loans held for investment portfolio was $4.1 billion and $4.1 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of March 31, 2026 and December 31, 2025 was 3.17% and 3.18%, respectively. The weighted average years to maturity as of March 31, 2026 and December 31, 2025 was 3.0 years and 3.0 years, respectively, assuming full extension of all loans held for investment.
As of March 31, 2026 and December 31, 2025, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three months ended March 31, 2026.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2026 and December 31, 2025, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three months ended March 31, 2026 and 2025, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of federal, state, and local tax expense.
There were no material income tax assets or income tax liabilities as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the Company has $17.7 million of capital losses that will expire at the end of 2028 if unused.
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

	Three Months Ended March 31,
	2026	2025
Incurred
Management fees	$5,315	$5,153
Incentive management fee	—	—
Total management and incentive fees incurred	$5,315	$5,153

Paid
Management fees	$5,274	$5,111
Incentive management fee	—	—
Total management and incentive fees paid	$5,274	$5,111
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 are $5.3 million and $5.3 million, respectively. No incentive management fee was earned during the three months ended March 31, 2026 and 2025.
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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended March 31, 2026 and 2025, the Company reimbursed the Manager $0.4 million and $0.4 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of March 31, 2026 and December 31, 2025, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three months ended March 31, 2026 and 2025, the Company incurred $0.4 million and $0.4 million, respectively, of expenses for these services. Such amounts are recorded within Expenses from real estate owned operations on the Company's consolidated statements of income and comprehensive income.
The Company engaged TPG Capital BD, an affiliate of TPG, Inc. to provide capital markets services in connection with the issuance of TRTX 2025-FL6. During the three months ended March 31, 2025, the Company incurred $0.1 million of expenses for these services. Such amounts are recorded as deferred financing costs and within Collateralized loan obligations, net on the Company's consolidated balance sheet.

(11) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended March 31, 2026 and 2025, $0.6 million and $0.6 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. See Note 12 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$18,939	$13,719
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(625)	(611)
Net income attributable to common stockholders	$15,166	$9,960
Weighted average common shares outstanding, basic	78,252,513	80,975,625
Weighted average common shares outstanding, diluted	79,063,393	81,768,745
Earnings per common share, basic(2)	$0.19	$0.12
Earnings per common share, diluted(2)	$0.19	$0.12
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
Share Repurchase Program
On September 3, 2025, the Company's Board of Directors approved a share repurchase program (the "Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the three months ended March 31, 2026, the Company repurchased an aggregate of 556,592 shares of common stock under the Program, at a weighted average price of $8.06 per share, for total consideration (including commissions and related fees) of $4.5 million.
As of March 31, 2026, the Company had $20.1 million of remaining capacity under the Program. See Note 16 for details regarding the Company's repurchases of shares of common stock under the Program during the period from April 1, 2026 through April 24, 2026.

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
On March 13, 2026, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.2 million in the aggregate, for the first quarter of 2026. The common stock dividend was paid on April 24, 2026 to the holders of record of the Company’s common stock as of March 27, 2026.
On March 10, 2026, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2026. The Series C Preferred Stock dividend was paid on March 31, 2026 to the preferred stockholders of record as of March 20, 2026.
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
As of March 31, 2026 and December 31, 2025, common stock dividends of $19.2 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(13) Stock-based Compensation
The Company does not have any employees. As of March 31, 2026, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plans:

	Common stock	Weighted average grant date fair value per share
Balance as of December 31, 2025	2,425,236	$8.30
Granted	—	—
Vested	(56,470)	7.67
Forfeited	—	—
Balance as of March 31, 2026	2,368,766	$8.32
Generally, common shares vest over a four-year period pursuant to the terms of the award and the applicable Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Vesting year	Shares of common stock
2026	963,192
2027	687,698
2028	472,191
2029	245,685
Total	2,368,766
During the three months ended March 31, 2026, the Company accrued 3,749 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 27, 2026.
During the three months ended March 31, 2025, the Company accrued 3,172 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025.
As of March 31, 2026, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $12.5 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from March 31, 2026. For the three months ended March 31, 2026, and 2025, the Company recognized $2.1 million and $2.0 million, respectively, of stock-based compensation expense.

(14) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of March 31, 2026 and December 31, 2025 was $173.5 million and $173.6 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $3.1 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of March 31, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.
(15) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	March 31, 2026
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,320,389	$65,237	53.8%	$2,256,372	54.5%
Industrial	843,208	91,264	19.5	751,944	18.1
Office	458,547	14,770	10.6	443,780	10.7
Life Science	333,477	—	7.7	333,477	8.1
Hotel	215,500	—	5.0	215,500	5.2
Mixed-Use	78,775	2,227	1.8	76,548	1.8
Self Storage	67,000	—	1.6	67,000	1.6
Total	$4,316,896	$173,498	100.0%	$4,144,621	100.0%

	December 31, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,291,490	$73,705	53.4%	$2,218,827	53.9%
Industrial	806,714	84,381	18.8	722,333	17.5
Office	454,047	12,890	10.6	441,157	10.7
Life Science	333,477	—	7.8	333,477	8.1
Hotel	259,100	392	6.0	258,708	6.3
Mixed-Use	78,775	2,227	1.8	76,548	1.9
Self Storage	67,000	—	1.6	67,000	1.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.2 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2026
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,574,361	$68,765	36.5%	$1,506,819	36.3%
East	1,023,284	41,613	23.7	981,671	23.7
South	941,581	35,274	21.8	906,307	21.9
Various	542,070	23,511	12.5	518,559	12.5
Midwest	235,600	4,335	5.5	231,265	5.6
Total	$4,316,896	$173,498	100.0%	$4,144,621	100.0%

	December 31, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,546,038	$58,655	36.1%	$1,488,425	36.1%
East	1,075,384	49,037	25.1	1,026,347	24.9
South	860,581	36,612	20.0	823,969	20.1
Various	573,000	23,512	13.3	549,488	13.3
Midwest	235,600	5,779	5.5	229,821	5.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.2 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	March 31, 2026
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,384,247	$68,759	55.2%	$2,316,708	55.9%
Light Transitional	1,082,707	60,622	25.1	1,022,088	24.7
Moderate Transitional	849,942	44,117	19.7	805,825	19.4
Total	$4,316,896	$173,498	100.0%	$4,144,621	100.0%

	December 31, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,377,777	$72,603	55.4%	$2,306,216	56.0%
Light Transitional	1,062,883	50,474	24.8	1,012,409	24.6
Moderate Transitional	849,943	50,518	19.8	799,425	19.4
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.2 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.

(16) Subsequent Events
The following events occurred subsequent to March 31, 2026:
•The Company closed, one first mortgage loan with a total loan commitment of $175.4 million and initial funding of $175.4 million. The first mortgage loan is secured by a hotel.
•The Company received repayments of $262.3 million relating to two office loans, including the full repayment of one first mortgage loan with a total loan commitment and an unpaid principal balance of $227.1 million and $227.1 million, respectively. The loan carried a risk rating of 3.0 as of December 31, 2025.
•From April 1, 2026 through April 24, 2026, the Company repurchased 493,000 shares of common stock, at a weighted average price of $8.07 per share, for total consideration (including commissions and related fees) of $4.0 million. The Company had $16.1 million of remaining capacity under its share repurchase program as of April 24, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and in our Form 10-K filed with the SEC on February 17, 2026. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, and financial condition based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from any results expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under the heading “Risk Factors” in our Form 10-K filed with the SEC on February 17, 2026.
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
Macroeconomic Environment
Thus far, 2026 has been marked by significant uncertainty and volatility in global markets, largely driven by geopolitical conditions and the constant effects of international conflicts on global markets and interest rates, tariffs and international trade policy and disputes, and political and regulatory uncertainty. After a series of interest rate decreases by the Federal Reserve in 2024 and 2025, the Federal Reserve has elected to hold interest rates steady thus far in 2026. Uncertainty related to oil prices and inflation have caused market expectations with respect to future interest rate policy to shift, with many now projecting a single quarter-point reduction in rates during 2026, or potentially no cuts at all.
These market dynamics have posed challenges to commercial real estate transaction activity so far in 2026. However, the cost and availability of debt continues to remain more constructive for real estate values and transaction activity as compared to recent past periods. During the three months ended March 31, 2026, we originated two first mortgage loans, with aggregate total loan commitments of $148.4 million, an aggregate initial unpaid principal balance of $135.5 million, and aggregate unfunded commitments at closing of $12.9 million. While we currently believe that market conditions are favorable for additional origination activity over the remainder of 2026, significant uncertainty continues to exist with respect to interest rate policy, geopolitical conditions and international conflicts, oil prices, inflation, and the political and regulatory environment. Our continued monitoring of these and other conditions will continue to inform our loan origination volumes, liquidity, and capital allocation throughout the remainder of 2026.

First Quarter 2026 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $15.2 million, compared to $0.2 million for the three months ended December 31, 2025, an increase of $15.0 million.
•Produced Net interest income of $25.7 million, resulting from interest income of $74.2 million and interest expense of $48.5 million. Net interest income increased $0.3 million compared to the three months ended December 31, 2025.
•Generated Distributable Earnings of $19.5 million, compared to $18.5 million for the three months ended December 31, 2025, an increase of $1.0 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $0.3 million, for a total allowance for credit losses of $77.1 million, or 179 basis points of total loan commitments of $4.3 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended March 31, 2026.
Investment Portfolio Activity:
•Originated two first mortgage loans with aggregate total loan commitments of $148.4 million, an aggregate initial unpaid principal balance of $135.5 million, aggregate unfunded loan commitments at closing of $12.9 million, a weighted average interest rate of Term SOFR plus 2.73%, and a weighted average interest rate floor of 2.86%.
•Funded $14.6 million of future funding obligations associated with existing loans.
•Received two full loan repayments of $92.7 million and partial principal payments of $30.9 million related to one loan for total loan repayments of $123.6 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2025-FL6 three times, recycling loan repayments of $4.0 million.
•Utilized the reinvestment feature in TRTX 2025-FL7 five times, recycling loan repayments of $14.3 million.
•Executed an extension of the initial and extended maturity date of the Bank of America secured credit agreement, effective June 2026.
•Executed an extension of the initial maturity of the Barclays secured credit agreement.
Liquidity:
•Maintained substantial near-term liquidity of $172.8 million, as of March 31, 2026, comprised of:
•$92.0 million of cash-on-hand, of which $77.0 million was available for investment, net of $15.0 million held to satisfy liquidity covenants under our secured financing agreements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $39.7 million under secured credit agreements with three lenders.
•Collateralized loan obligation reinvestment proceeds held at the servicer of $41.2 million.
We have financed our loan investments as of March 31, 2026 utilizing three CRE CLOs totaling $2.5 billion, $742.2 million under secured credit agreements with total commitments of $1.7 billion provided by four lenders and $60.2 million under asset-specific financing arrangements. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $106.8 million that are eligible to pledge under our existing financing arrangements. As of March 31, 2026, 76.1% of our borrowings were pursuant to our CRE CLO vehicles, 22.1% were pursuant to our secured credit agreements and secured revolving credit facility and 1.8% were pursuant to our asset-specific financing arrangements. Non-mark-to-market financing comprised 77.9% of total loan portfolio borrowings as of March 31, 2026.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of March 31, 2026, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.61% (1.61% for arrangements with mark-to-market provisions and 2.00% for one arrangement with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 3.3 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended March 31, 2026, we recorded net income attributable to common stockholders of $0.19 per diluted common share, an increase of $0.19 per diluted common share from the three months ended December 31, 2025, of which (i) $0.14 per diluted common share relates to a decrease quarter over quarter in our credit loss expense, which was a $0.3 million benefit during the first quarter of 2026 compared to $11.3 million expense during the fourth quarter of 2025, (ii) $0.02 per diluted common share related to an increase in other income, net, (iii) $0.02 per diluted common share related to a decrease in total other expenses and (iv) $0.01 per diluted common share related to an increase in net interest income.
Distributable Earnings per diluted common share was $0.25 for the three months ended March 31, 2026, an increase of $0.01 per diluted common share from the three months ended December 31, 2025. The increase in Distributable Earnings per diluted common share was primarily due to an increase in net interest income of $0.01 per diluted common share.
For the three months ended March 31, 2026, we declared a cash dividend of $0.24 per common share which was paid on April 24, 2026.
Our book value per common share as of March 31, 2026 was $11.06, a decrease of $0.01 per common share from our book value per common share as of December 31, 2025 of $11.07. The decrease of $0.01 per common share was primarily due to preferred stock dividends declared of $0.04 per common share, which was partially offset by amortization of stock compensation expense of $0.02 per common share during the quarter ended March 31, 2026. Additionally, on a net basis, book value per common share increased $0.01 per common share due to share repurchases and issuances during the quarter ended March 31, 2026.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2026	December 31, 2025
Net income	$18,939	$3,976
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(625)	(639)
Net income attributable to common stockholders - see Note 11	$15,166	$189
Weighted average common shares outstanding, basic	78,252,513	78,269,283
Weighted average common shares outstanding, diluted - see Note 11	79,063,393	78,445,515
Earnings per common share, basic(2)	$0.19	$0.00
Earnings per common share, diluted(2)	$0.19	$0.00
Dividends declared per common share	$0.24	$0.24
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2026	December 31, 2025
Net income attributable to common stockholders - see Note 11	$15,166	$189
Non-cash stock compensation expense	2,056	4,402
Depreciation and amortization	2,577	2,595
Credit loss (benefit) expense, net	(286)	11,277
Distributable earnings before realized losses from loan sales and other loan resolutions	$19,513	$18,463
Realized loss on loan write-offs related to loan sales and REO conversions	—	—
Distributable earnings	$19,513	$18,463
Weighted average common shares outstanding, basic	78,252,513	78,269,283
Weighted average common shares outstanding, diluted - see Note 11	79,063,393	78,445,515
Distributable earnings per common share, basic	$0.25	$0.24
Distributable earnings per common share, diluted	$0.25	$0.24

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	March 31, 2026	December 31, 2025
Total stockholders’ equity	$1,062,134	$1,068,023
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$860,759	$866,648
Number of common shares outstanding at period end	77,801,209	78,318,722
Book value per common share	$11.06	$11.07

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of March 31, 2026, our loans held for investment portfolio consisted of 50 first mortgage loans (or interests therein) totaling $4.3 billion of commitments with an unpaid principal balance of $4.1 billion. As of March 31, 2026, 99.6% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of March 31, 2026, we had $173.5 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of March 31, 2026, we owned two office properties and four multifamily properties with an aggregate carrying value of $236.4 million.
During the three months ended March 31, 2026, we originated two mortgage loans with aggregate total loan commitments of $148.4 million, an aggregate initial unpaid principal balance of $135.5 million, and aggregate unfunded commitments at closing of $12.9 million. Loan fundings included $14.6 million of deferred future fundings related to previously originated loans. We received proceeds from two loan repayments in full of $92.7 million and partial principal payments of $30.9 million across one loan, for total loan repayments of $123.6 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	March 31, 2026	December 31, 2025
Loan originations and acquisitions — initial funding	$135,548	$843,043
Other loan fundings(1)	14,641	11,918
Loan repayments	(123,618)	(378,330)
Total loan activity, net	$26,571	$476,631
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.2 million and $0.2 million for the three months ended March 31, 2026 and December 31, 2025, respectively.
For the three months ended March 31, 2026, we generated interest income of $74.2 million and incurred interest expense of $48.5 million, which resulted in net interest income of $25.7 million.

The following table details overall statistics for our loans held for investment portfolio as of March 31, 2026 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	50	50
Floating rate loans	99.6%	99.6%
Total loan commitments	$4,316,896	$4,316,896
Unpaid principal balance(2)	$4,144,621	$4,144,621
Unfunded loan commitments(3)	$173,498	$173,498
Amortized cost	$4,129,958	$4,129,958
Weighted average credit spread	3.2%	3.2%
Weighted average all-in yield(4)	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.0	3.0
Weighted average LTV(6)	65.5%	65.5%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of March 31, 2026. As of March 31, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan.
(2)Unpaid principal balance includes PIK interest of $1.2 million related to two loans as of March 31, 2026.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of March 31, 2026, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of March 31, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2026, based on the unpaid principal balance of our total loan exposure, 58.1% of our loans were subject to yield maintenance or other prepayment restrictions and 41.9% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of March 31, 2026 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$440,979	$436,991	0.20%
0.51% to 1.00%	71,435	66,655	0.83
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	515,756	487,805	2.44
2.51% to 3.00%	1,787,545	1,688,058	2.92
3.01% to 3.50%	1,450,181	1,414,112	3.30
3.51% or greater	51,000	51,000	4.00
Total	$4,316,896	$4,144,621	2.69%
_________________________________
(1)Excludes capitalized interest of $1.2 million related to two loans.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing.”

Real Estate Owned
As of March 31, 2026, we owned two office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the three months ended March 31, 2026, we did not acquire or sell any REO properties.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of March 31, 2026 (dollars in thousands):

Property type	Location	Month of acquisition	Carrying value
Office	Houston, TX	April 2023	$45,519
Office	Manhattan, NY	December 2023	35,690
Multifamily	Arlington Heights, IL	December 2023	65,537
Multifamily	San Antonio, TX	November 2024	28,590
Multifamily	San Antonio, TX	November 2024	25,323
Multifamily	Chicago, IL	December 2024	35,691
			$236,350

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	March 31, 2026		December 31, 2025
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	3	171,452	3	169,232
3	44	3,797,114	44	3,773,844
4	3	161,392	3	159,946
5	—	—	—	—
Totals	50	$4,129,958	50	$4,103,022
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	March 31, 2026			December 31, 2025
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	28	$2,249,060	3.0	28	$2,211,484	3.0
Industrial	9	745,567	3.0	8	715,816	3.0
Office	5	443,780	3.1	5	441,157	3.1
Life Science	3	333,477	3.0	3	333,477	3.0
Hotel	3	214,526	2.7	4	257,540	2.8
Mixed-Use	1	76,548	4.0	1	76,548	4.0
Self Storage	1	67,000	3.0	1	67,000	3.0
Totals	50	$4,129,958	3.0	50	$4,103,022	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of March 31, 2026, unchanged from December 31, 2025.
During the three months ended March 31, 2026, we did not upgrade or downgrade any of our loans as part of our quarterly risk rating process. We assigned an initial risk rating of "3" to two newly originated loans. We received repayment in full of two loans with a total unpaid principal balance of $92.7 million and a weighted average risk rating of 3.0 as of December 31, 2025.

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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three months ended March 31, 2026, we recorded a decrease of $0.3 million in our allowance for credit losses resulting in an aggregate CECL reserve of $77.1 million at quarter-end. This decrease was primarily attributable to the net impact of our loan activity during the period and a decrease related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general reserve. The allowance for credit losses reflects the impact of an uncertain macroeconomic environment, including ongoing concerns about growing geopolitical tensions and conflicts, the potential impact of market volatility and tariffs and the general level of forecasted interest rates. Additionally, the allowance for credit losses is impacted by loan specific property-level performance trends and local market fundamentals.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	March 31, 2026
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$74,033	$4,144,621	$3,103	$173,498	$4,316,896	179	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$74,033	$4,144,621	$3,103	$173,498	$4,316,896	179	bps

Investment Portfolio Financing
We finance our investment portfolio using secured financing arrangements, including secured credit agreements, secured revolving credit facilities, mortgage loans payable, asset-specific financing arrangements, and collateralized loan obligations. In certain instances, we may create structural leverage and obtain matched-term financing through the co-origination or non-recourse syndication of a senior loan interest to a third party (a “non-consolidated senior interest”). We generally seek to match-fund and match-index our investments by minimizing the differences between the durations and indices of our investments and those of our liabilities, while minimizing our exposure to mark-to-market risk. Subject to market conditions, we may seek to opportunistically refinance or otherwise replace our outstanding debt, obtain additional debt financing or enter into other financing arrangements. These actions may include various arrangements, including secured credit agreements, term loans, collateralized loan obligations, mortgage loans, and asset-specific borrowings. The net proceeds from any such refinancing transactions could be used to make new loan investments, repay outstanding indebtedness, or for other general corporate purposes.
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	March 31, 2026	December 31, 2025
Collateralized loan obligations	$2,548,441	$2,595,316
Secured credit agreements	742,214	591,245
Asset-specific financing arrangements	60,235	60,235
Secured revolving credit facility	—	31,466
Mortgage loan payable	31,200	31,200
Total	$3,382,090	$3,309,462
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.

As of March 31, 2026, non-mark-to-market financing sources accounted for 77.9% of our total loan portfolio borrowings. The remaining 22.1% of our loan portfolio borrowings, comprised primarily of our four secured credit agreements, are subject to credit marks only. As of March 31, 2026, we did not have any non-consolidated senior interests.
The following table summarizes our loan portfolio financing arrangements (dollars in thousands):

			Outstanding principal balance
			March 31, 2026			December 31, 2025
Loan portfolio financing arrangements	Basis of margin calls	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$359,475	$359,475	$—	$369,767	$369,767
Wells Fargo	Credit	25.0%	—	237,348	237,348	—	76,087	76,087
Barclays	Credit	25.0%	—	—	—	—	—	—
Bank of America	Credit	25.0%	—	145,391	145,391	—	145,391	145,391
			—	742,214	742,214	—	591,245	591,245
Secured revolving credit facility
Syndicate lenders	None	100.0%	—	—	—	31,466	—	31,466

Asset-specific financing
HSBC Facility	None	20.0%	31,125	—	31,125	31,125	—	31,125
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
			60,235	—	60,235	60,235	—	60,235
Collateralized loan obligations
TRTX 2022-FL5	None	n.a	628,941	—	628,941	675,816	—	675,816
TRTX 2025-FL6	None	n.a	962,500	—	962,500	962,500	—	962,500
TRTX 2025-FL7	None	n.a	957,000	—	957,000	957,000	—	957,000
			2,548,441	—	2,548,441	2,595,316	—	2,595,316

Total indebtedness			$2,608,676	$742,214	$3,350,890	$2,687,017	$591,245	$3,278,262
Percentage of total indebtedness			77.9%	22.1%	100.0%	82.0%	18.0%	100.0%

Secured Credit Agreements
As of March 31, 2026, aggregate borrowings outstanding under our secured credit agreements totaled $0.7 billion. As of March 31, 2026, the overall weighted average interest rate was the benchmark interest rate plus 1.61% per annum and the overall weighted average advance rate was 79.0%. As of March 31, 2026, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 3.3 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of March 31, 2026 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$500,000	$492,009	78.0%	$377,673	$359,475	$18,198	$122,327	1.80%	11/17/31
Wells Fargo	500,000	322,290	80.0	257,767	237,348	20,419	242,233	1.47	12/06/27
Barclays	500,000	—	—	—	—	—	500,000	—	05/15/27
Bank of America	200,000	183,085	80.0	146,468	145,391	1,077	53,532	1.38	06/06/26
Totals / weighted average	$1,700,000	$997,384	79.0%	$781,908	$742,214	$39,694	$918,092	1.61%
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
As of March 31, 2026, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 21.0% compared to 21.2% as of December 31, 2025.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended March 31, 2026, the weighted average unused fee was 20 basis points. This facility is 100% recourse to Holdco. As of March 31, 2026, we did not have any outstanding borrowings under our secured revolving credit facility.
Asset-Specific Financing Arrangements
As of March 31, 2026, we had two asset-specific financing arrangements with two third-party lenders and provide asset-specific financing on a non-mark-to-market basis with matched term. The BMO facility is 25% recourse to Holdco and the HSBC Facility is 20% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	March 31, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,644	1.9%	4.4	1	$41,500	$41,166	4.4
BMO Facility	1	200,000	29,110	29,083	2.0%	1.4	1	41,965	41,965	1.4
Total / weighted average		$231,125	$60,235	$59,727	1.9%	3.0 years		$83,465	$83,131	3.0 years
_______________________
(1)Net of $0.5 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of March 31, 2026, we had three collateralized loan obligations, TRTX 2025-FL7, TRTX 2025-FL6, and TRTX 2022-FL5, totaling $2.5 billion, financing $3.0 billion, or 71.2%, of our loans held for investment portfolio. As of March 31, 2026, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 76.1% of our loan portfolio borrowings. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.86%, and have a weighted average advance rate of 85.2%. Each CRE CLO included and with respect to TRTX 2025-FL7 and TRTX 2025-FL6, includes, a reinvestment feature that allowed us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	March 31, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2022-FL5
Collateral loan investments	18	Term SOFR	$796,909	$776,245	3.60%	1.3
Financing provided	1	Term SOFR	628,941	628,941	2.18%	12.9
TRTX 2025-FL6
Collateral loan investments	18	Term SOFR	1,100,000	1,087,942	3.10%	3.2
Financing provided	1	Term SOFR	962,500	954,775	1.83%	16.4
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,088,772	3.14%	3.6
Financing provided	1	Term SOFR	957,000	950,388	1.67%	17.2
Total
Collateral loan investments(4)	57	Term SOFR	$2,996,909	$2,952,959	3.25%	2.8 years
Financing provided(5)	3	Term SOFR	$2,548,441	$2,534,104	1.86%	15.8 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $84.9 million held within the Sub-REIT. Includes $37.2 million and $3.9 million of cash proceeds from loan repayments related to TRTX 2025-FL6 and TRTX 2025-FL7, respectively, held by the our loan servicer as of March 31, 2026, which were remitted to us subsequent to March 31, 2026.
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
(4)Collateral loan investment assets of FL5, FL6 and FL7 represent 19.2%, 25.6% and 26.4%, respectively, of the aggregate unpaid principal balance of our loans held for investment portfolio as of March 31, 2026.
(5)During the three months ended March 31, 2026, we recognized interest expense of $36.7 million, which includes $1.1 million of discount and deferred financing cost amortization.
During the three months ended March 31, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL7, five times, recycling $14.3 million of principal payments received. During the three months ended March 31, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL6 three times, recycling $4.0 million of principal payments received. The reinvestment period for TRTX 2022-FL5 ended on February 9, 2024. The reinvestment periods for TRTX 2025-FL6 and TRTX 2025-FL7 will end on September 18, 2027 and May 18, 2028, respectively.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of March 31, 2026, the carrying value of the loan was $30.9 million.

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
As of March 31, 2026, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our secured financing agreements, see Note 6 to our Consolidated Financial Statements included in this Form 10-Q.
We were in compliance with all financial covenants for our investment portfolio financing arrangements to the extent of outstanding balances as of March 31, 2026 and December 31, 2025, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of March 31, 2026, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $0.8 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 10.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.69% and the weighted average interest rate floor on the liabilities was 0.08% as of March 31, 2026. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of March 31, 2026 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,135,206
Floating rate mortgage loan liabilities(1)(2)	(3,350,890)
Total floating rate mortgage loan exposure, net	$784,316
__________________________________
(1)As of March 31, 2026, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2026			December 31, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,132,754	$74,179	7.2%	$3,693,382	$74,418	8.1%
Core interest-earning assets	$4,132,754	$74,179	7.2%	$3,693,382	$74,418	8.1%

Interest-bearing liabilities:
Collateralized loan obligations	$2,573,961	$36,742	5.7%	$2,358,251	$36,447	6.2%
Secured credit agreements	688,548	9,275	5.4%	511,955	7,682	6.0%
Secured revolving credit facility	31,973	925	11.6%	154,899	2,821	7.3%
Asset-specific financing arrangements	60,235	886	5.9%	83,224	1,377	6.6%
Mortgage loan payable	31,200	634	8.1%	31,200	648	8.3%
Total interest-bearing liabilities	$3,385,917	$48,462	5.7%	$3,139,529	$48,975	6.2%
Net interest income(3)		$25,717			$25,443

Other Interest-earning assets:
Cash equivalents	$88,475	$674	3.0%	$94,502	$702	3.0%
Accounts receivable from servicer/trustee	21,211	7	0.1%	216,850	8	0.0%
Total interest-earning assets	$4,242,440	$74,860	7.1%	$4,004,734	$75,128	7.5%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2026. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,132,754	$74,179	7.2%	$3,274,281	$68,045	8.3%
Core interest-earning assets	$4,132,754	$74,179	7.2%	$3,274,281	$68,045	8.3%

Interest-bearing liabilities:
Collateralized loan obligations	$2,573,961	$36,742	5.7%	$1,704,092	$27,578	6.5%
Secured credit agreements	688,548	9,275	5.4%	594,044	9,491	6.4%
Secured revolving credit facility	31,973	925	11.6%	91,525	1,853	8.1%
Asset-specific financing arrangements	60,235	886	5.9%	179,505	3,587	8.0%
Mortgage loan payable	31,200	634	8.1%	31,200	634	8.1%
Total interest-bearing liabilities	$3,385,917	$48,462	5.7%	$2,600,366	$43,143	6.6%
Net interest income(3)		$25,717			$24,902

Other Interest-earning assets:
Cash equivalents	$88,475	$674	3.0%	$180,204	$1,829	4.1%
Accounts receivable from servicer/trustee	21,211	7	0.1%	11,592	8	0.3%
Total interest-earning assets	$4,242,440	$74,860	7.1%	$3,466,077	$69,882	8.1%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of March 31, 2026. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended March 31, 2026 and December 31, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025(2)	Variance
Interest income and interest expense
Interest income	$74,179	$74,418	$(239)
Interest expense	(48,462)	(48,975)	513
Net interest income	25,717	25,443	274
Other revenue
Other income, net	3,303	1,807	1,496
Revenue from real estate owned operations	8,288	7,793	495
Total other revenue	11,591	9,600	1,991
Other expenses
Professional fees	1,468	1,659	(191)
General and administrative	910	1,183	(273)
Stock compensation expense	2,056	4,402	(2,346)
Servicing and asset management fees	525	151	374
Management fee	5,315	5,274	41
Expenses from real estate owned operations	8,269	7,036	1,233
Total other expenses	18,543	19,705	(1,162)
Credit loss benefit (expense), net	286	(11,277)	11,563
Income before income taxes	19,051	4,061	14,990
Income tax expense, net	(112)	(85)	(27)
Net income	$18,939	$3,976	$14,963
Preferred stock dividends and participating securities' share in earnings	(3,773)	(3,787)	14
Net income attributable to common stockholders - see Note 11	$15,166	$189	$14,977
Other comprehensive income
Net income	$18,939	$3,976	$14,963
Comprehensive net income	$18,939	$3,976	$14,963
Earnings per common share, basic(1)	$0.19	$0.00	$0.19
Earnings per common share, diluted(1)	$0.19	$0.00	$0.19
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended December 31, 2025 can be found in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
Net Interest Income
Net interest income increased by $0.3 million to $25.7 million during the three months ended March 31, 2026 compared to $25.4 million for the three months ended December 31, 2025. The increase was primarily attributable to a decrease in interest expense resulting from a decrease in the weighted average cost of funds. This was partially offset by a decrease in interest income primarily due to a decrease in the weighted average credit spreads on new originations.
Other Revenue
Other revenue increased $2.0 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to an increase in other income, net attributable to proceeds received in excess of a holdback related to a previous loan sale.

Other Expenses
Other expenses decreased $1.2 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to a decrease in stock compensation expense as a result of expense acceleration associated with an officer's retirement during the fourth quarter of 2025, partially offset by an increase in expenses from REO operations of $1.2 million.
Credit Loss Benefit (Expense), net
Credit loss benefit (expense) decreased by $11.6 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The decrease was primarily due to a $0.3 million benefit recorded during the three months ended March 31, 2026 compared to $11.3 million expense during the comparable period. Credit loss benefit during the three months ended March 31, 2026 was primarily due to a net decrease of $0.2 million resulting from loan origination and full loan repayment activity during the quarter and a net decrease of $0.1 million related to changes to the macroeconomic environment. Credit loss expense during the three months ended December 31, 2025 was primarily due to a net increase of $5.9 million resulting from loan origination and full loan repayment activity during the quarter and a net increase of $5.4 million related to changes to the macroeconomic environment. See Notes 3 and 15 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended March 31, 2026 and December 31, 2025, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2026, we declared cash dividends of $0.24 per common share, or $19.2 million. During the three months ended December 31, 2025, we declared cash dividends of $0.24 per common share, or $19.4 million.

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025	Variance
Interest income and interest expense
Interest income	$74,179	$68,045	$6,134
Interest expense	(48,462)	(43,143)	(5,319)
Net interest income	25,717	24,902	815
Other revenue
Other income, net	3,303	1,851	1,452
Revenue from real estate owned operations	8,288	10,279	(1,991)
Total other revenue	11,591	12,130	(539)
Other expenses
Professional fees	1,468	788	680
General and administrative	910	1,101	(191)
Stock compensation expense	2,056	2,019	37
Servicing and asset management fees	525	422	103
Management fee	5,315	5,153	162
Expenses from real estate owned operations	8,269	10,350	(2,081)
Total other expenses	18,543	19,833	(1,290)
Credit loss benefit (expense), net	286	(3,424)	3,710
Income before income taxes	19,051	13,775	5,276
Income tax expense, net	(112)	(56)	(56)
Net income	$18,939	$13,719	$5,220
Preferred stock dividends and participating securities' share in earnings	(3,773)	(3,759)	(14)
Net income attributable to common stockholders - see Note 11	$15,166	$9,960	$5,206
Other comprehensive income
Net income	$18,939	$13,719	$5,220
Comprehensive net income	$18,939	$13,719	$5,220
Earnings per common share, basic(1)	$0.19	$0.12	$0.07
Earnings per common share, diluted(1)	$0.19	$0.12	$0.07
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
Net Interest Income
Net interest income increased $0.8 million to $25.7 million during the three months ended March 31, 2026 compared to $24.9 million for the three months ended March 31, 2025. The increase was primarily due to an increase in the average outstanding balance of the loan portfolio, partially offset by an increase in the average outstanding balance of the financing arrangements as well as a decline in the average index rate and credit spread. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 1.90% as of March 31, 2025 to 2.69% as of March 31, 2026.
Other Revenue
Other revenue decreased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in operating revenue from six properties held during the three months ended March 31, 2026, compared to eight properties held during the three months ended March 31, 2025. This decrease was partially offset by an increase in other income, net attributable to proceeds received in excess of a holdback related to a previous loan sale.

Other Expenses
Other expenses decreased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in expenses from REO operations of $2.1 million from six properties held during the three months ended March 31, 2026 compared to eight properties held during the three months ended March 31, 2025. This decrease was partially offset by an increase in professional fees of $0.7 million related to an increase in legal fees. Management fees increased by $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Credit Loss Benefit (Expense), net
Credit loss benefit (expense) decreased by $3.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to a $0.3 million benefit recognized during the three months ended March 31, 2026 compared to a $3.4 million expense recognized during the comparable period. Credit loss benefit during the three months ended March 31, 2026, was primarily due to a net decrease of $0.2 million resulting from loan origination and full loan repayment activity during the quarter and a net decrease of $0.1 million related to changes to the macroeconomic environment. Credit loss expense during the three months ended March 31, 2025, was primarily due to an increase of $3.4 million related to the impact of an uncertain macroeconomic environment. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three months ended March 31, 2026 and 2025, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended March 31, 2026, we declared cash dividends of $0.24 per common share, or $19.2 million. During the three months ended March 31, 2025, we declared cash dividends of $0.24 per common share, or $19.9 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, and non-consolidated senior interests. As of March 31, 2026, we had 77.8 million shares of common stock outstanding representing $0.9 billion of stockholders’ equity, and $3.4 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5 and 6 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings and collateralized loan obligations.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	March 31, 2026	December 31, 2025
Debt-to-equity ratio(1)	3.10x	3.02x
Total leverage ratio(2)	3.10x	3.02x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$91,985	$87,613
Secured credit agreements	39,694	21,433
Secured revolving credit facility	—	30,000
Collateralized loan obligation proceeds held at trustee(1)	41,170	3,976
Total	$172,849	$143,022
__________________________________
(1)Includes $41.2 million held at the servicer as of March 31, 2026.
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the three months ended March 31, 2026, loan repayments totaled $123.6 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $106.8 million that are eligible to pledge under our existing financing arrangements. We also hold six REO properties with an aggregate carrying value of $236.4 million. One of our REO properties is financed and the remaining five properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.
Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.4 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, and collateralized loan obligations, the repurchase or deleveraging of loans, $173.5 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on September 3, 2025.

Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and raising capital through public offerings of our equity and debt securities.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$24,574	$19,132
Cash flows (used in) provided by investing activities	(66,238)	7,548
Cash flows provided by financing activities	45,854	146,277
Net change in cash, cash equivalents, and restricted cash	$4,190	$172,957
Operating Activities
During the three months ended March 31, 2026 and 2025, cash flows provided by operating activities totaled $24.6 million and $19.1 million, respectively, primarily related to the change in accrued expenses and other assets during the period.
Investing Activities
During the three months ended March 31, 2026, cash flows used in investing activities totaled $66.2 million primarily due to new loan originations of $134.1 million, advances on loans of $14.5 million, and capital expenditures related to real estate owned of $2.1 million, partially offset by loan repayments of $84.4 million. During the three months ended March 31, 2025, cash flows provided by investing activities totaled $7.5 million primarily due to loan repayments of $21.5 million, partially offset by advances on loans of $13.4 million, and capital expenditures related to real estate owned of $0.5 million.
Financing Activities
During the three months ended March 31, 2026, cash flows provided by financing activities totaled $45.9 million primarily due to borrowings on our secured financing agreements of $267.3 million partially offset by repayments of CRE CLO liabilities of $46.9 million as a result of the repayment of underlying loans, payments on secured financing agreements of $147.8 million, payment of dividends on our common stock and Series C Preferred Stock of $22.5 million, and payments to retire common stock of $4.2 million. During the three months ended March 31, 2025, cash flows provided by financing activities totaled $146.3 million primarily due to $890.9 million of net proceeds from the issuance of TRTX 2025-FL6, borrowings on our secured financing agreements of $52.5 million, partially offset by repayments on CRE CLO liabilities of $131.2 million as a result of the redemption of TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $471.7 million, payments on asset-specific financing arrangements of $157.4 million, and payment of dividends on our common stock and Series C Preferred Stock of $23.1 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2026 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$173,498	$23,297	$150,201	$—	$—
Collateralized loan obligations—principal(2)	2,548,441	306,870	384,512	1,633,039	224,020
Secured credit agreements—principal(3)	742,214	145,391	237,348	—	359,475
Secured revolving credit facility—principal(3)	—	—	—	—	—
Asset-specific financing arrangements—principal(4)	60,235	—	29,110	31,125	—
Mortgage loan payable—principal	31,200	—	31,200	—	—
Collateralized loan obligations—interest(5)	495,590	135,531	225,970	132,438	1,651
Secured credit agreements—interest(5)	134,488	33,653	48,319	39,851	12,665
Secured revolving credit facility—interest(3)	—	—	—	—	—
Asset-specific financing arrangements—interest(5)	10,222	3,428	4,254	2,540	—
Mortgage loan payable—interest	5,508	2,428	3,080	—	—
Total	$4,201,396	$650,598	$1,113,994	$1,838,993	$597,811
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements and collateralized loan obligations and the interest rates in effect as of March 31, 2026 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2025-FL7, TRTX 2025-FL6, or TRTX 2022-FL5 as a method of financing; (v) the establishment of new asset-specific financing arrangements, including matched-term note-on-note facilities; (vi) term loans with private lenders; (vii) selling loans and REO to generate cash to repay our debt obligations; (viii) encumbering REO properties to generate cash; and/or (ix) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the three months ended March 31, 2026, our Manager did not earn an incentive management fee. See Note 10 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.
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
On March 13, 2026, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $19.2 million in the aggregate, for the first quarter of 2026. The common stock dividend was paid on April 24, 2026 to the holders of record of our common stock as of March 27, 2026.
On March 10, 2026, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the first quarter of 2026. The Series C Preferred Stock dividend was paid on March 31, 2026 to the preferred stockholders of record as of March 20, 2026.
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
As of March 31, 2026 and December 31, 2025, common stock dividends of $19.2 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
If conditions change from those expected, it is possible that our judgments, estimates and assumptions could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future write-offs of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. There have been no material changes to our Critical Accounting Policies and Use of Estimates as described within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K Filed with the SEC on February 17, 2026.
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
We consider key credit quality indicators in underwriting loans and estimating credit losses, including but not limited to: the capitalization of borrowers and sponsors; the expertise of the borrowers and sponsors in a particular real estate sector and geographic market; collateral type; geographic region; use and occupancy of the property; property market value; loan-to-value (“LTV”) ratio; loan amount and lien position; debt service and coverage ratio; our risk rating for the same and similar loans; and prior experience with the borrower and sponsor. This information is used to assess the financial and operating capability, experience and profitability of the sponsor/borrower. Ultimate repayment of our loans is sensitive to interest rate changes, general economic conditions, liquidity, LTV ratio, existence of a liquid investment sales market for commercial properties, and availability of replacement short-term or long-term financing. The loans in our commercial mortgage loan portfolio are secured by collateral of the following property types: multifamily; industrial; office; life science; hotel; mixed-use; and self storage.
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
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three months ended March 31, 2026, we recognized a decrease of $0.3 million to our allowance for credit losses. The credit loss allowance was $77.1 million as of March 31, 2026. During the three months ended March 31, 2026, we recognized $0.3 million of credit loss benefit, net.

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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of March 31, 2026 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	11/25/2025	$285.0	$269.6	$268.4	S + 2.6%	S + 2.8%	Floating	12/9/2030	New York City, NY	Multifamily	Bridge	$602,537 Unit	69.5%	3
2	Senior Loan(10)	7/28/2022	256.3	254.0	254.0	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	72.6%	3
3	Senior Loan(11)	8/21/2019	227.1	227.1	227.1	S + 3.0%	S + 3.2%	Floating	9/9/2026	New York, NY	Office	Light Transitional	$448 Sq ft	65.2%	3
4	Senior Loan	5/5/2021	194.5	194.5	194.5	S + 3.4%	S + 3.5%	Floating	5/9/2028	Daly City, CA	Life Science	Moderate Transitional	$492 Sq ft	63.1%	3
5	Senior Loan	6/30/2025	173.0	162.9	162.9	S + 2.7%	S + 3.0%	Floating	7/9/2030	Los Angeles, CA	Multifamily	Bridge	$364,211 Unit	72.1%	3
6	Senior Loan(12)	6/26/2025	169.1	163.5	162.3	S + 3.2%	S + 3.4%	Floating	7/9/2030	Various, Various	Industrial	Bridge	$94 Sq ft	62.8%	3
7	Senior Loan	12/31/2024	129.0	116.3	115.5	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
8	Senior Loan	11/13/2024	113.0	110.0	109.6	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
9	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
10	Senior Loan	8/28/2025	101.5	101.5	100.7	S + 3.8%	S + 4.1%	Floating	9/9/2030	Nashville, TN	Hotel	Bridge	$331,699 Unit	67.7%	3
11	Senior Loan	11/26/2025	98.5	91.5	90.9	S + 2.5%	S + 2.8%	Floating	12/9/2030	San Antonio, TX	Multifamily	Bridge	$278,249 Unit	66.1%	3
12	Senior Loan	11/26/2025	97.0	72.9	72.1	S + 3.1%	S + 3.5%	Floating	12/9/2030	Glendale, AZ	Industrial	Moderate Transitional	$84 Sq ft	46.9%	3
13	Senior Loan	10/10/2025	96.5	88.2	87.4	S + 2.7%	S + 2.9%	Floating	11/9/2030	McDonough, GA	Industrial	Light Transitional	$62 Sq ft	62.8%	3
14	Senior Loan	12/19/2025	96.5	82.5	81.7	S + 2.6%	S + 2.9%	Floating	1/9/2031	Myerstown, PA	Industrial	Light Transitional	$82 Sq ft	54.8%	3
15	Senior Loan	7/3/2024	96.0	96.0	95.6	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
16	Senior Loan	12/30/2025	95.2	93.8	93.8	S + 2.6%	S + 2.9%	Floating	1/9/2031	San Antonio, TX	Multifamily	Bridge	$253,733 Unit	68.8%	3
17	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
18	Senior Loan	6/14/2021	92.6	92.6	92.6	S + 3.2%	S + 3.5%	Floating	7/9/2027	Hayward, CA	Life Science	Moderate Transitional	$250 Sq ft	49.7%	3
19	Senior Loan	11/21/2022	87.0	79.1	79.1	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
20	Senior Loan	1/30/2026	81.0	78.5	77.7	S + 2.7%	S + 3.0%	Floating	2/9/2031	Dallas, TX	Multifamily	Bridge	$187,500 Unit	65.1%	3
21	Senior Loan	12/20/2018	78.8	76.5	76.5	S + 1.8%	S + 1.9%	Floating	1/9/2028	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
22	Senior Loan	6/18/2025	71.5	70.6	70.1	S + 2.7%	S + 3.0%	Floating	7/9/2030	Charlottesville, VA	Multifamily	Bridge	$314,978 Unit	66.9%	3
23	Senior Loan	4/29/2025	70.0	69.7	69.6	S + 2.9%	S + 3.2%	Floating	5/9/2030	Minneapolis, MN	Multifamily	Bridge	$202,312 Unit	67.0%	3
24	Senior Loan	6/6/2025	68.0	65.5	65.0	S + 2.8%	S + 3.1%	Floating	6/9/2030	Lauderhill, FL	Multifamily	Bridge	$167,901 Unit	70.7%	3
25	Senior Loan	2/26/2026	67.4	57.0	56.4	S + 2.8%	S + 3.2%	Floating	3/9/2030	Portland, OR	Industrial	Light Transitional	$92 Sq ft	60.0%	3
26	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
27	Senior Loan	11/30/2021	65.6	64.8	64.8	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
28	Senior Loan	9/30/2025	65.4	55.5	54.9	S + 2.7%	S + 3.0%	Floating	10/9/2030	Passaic, NJ	Industrial	Bridge	$221 Sq ft	55.2%	3
29	Senior Loan	8/22/2025	64.0	61.7	61.2	S + 3.3%	S + 3.6%	Floating	9/9/2030	Various, Various	Industrial	Bridge	$42 Sq ft	60.1%	3
30	Senior Loan	9/13/2024	63.0	63.0	62.8	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
31	Senior Loan	11/3/2023	62.0	60.6	60.5	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	2
32	Senior Loan(13)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.6%	Floating	5/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
33	Senior Loan	4/21/2025	61.0	61.0	60.6	S + 2.8%	S + 3.1%	Floating	5/9/2030	Atlanta, GA	Multifamily	Bridge	$255,230 Unit	69.1%	3
34	Senior Loan	12/29/2025	58.3	54.3	54.0	S + 2.4%	S + 2.8%	Floating	7/9/2030	Fairfield, CA	Industrial	Light Transitional	$96 Sq ft	66.6%	3
35	Senior Loan	10/24/2025	54.0	53.0	52.5	S + 3.2%	S + 3.5%	Floating	11/9/2030	Sunbury, OH	Multifamily	Bridge	$180,000 Unit	63.2%	3
36	Senior Loan	6/6/2025	52.1	51.8	51.4	S + 2.8%	S + 3.1%	Floating	6/9/2030	Wesley Chapel, FL	Multifamily	Bridge	$180,903 Unit	67.3%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	1/17/2024	51.3	48.3	48.1	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	2
38	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
39	Senior Loan	10/27/2021	48.9	46.1	46.1	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$141 Sq ft	70.6%	3
40	Senior Loan	6/2/2021	48.6	48.6	48.6	S + 3.9%	S + 4.2%	Floating	12/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
41	Senior Loan	7/29/2025	48.3	48.3	47.9	S + 2.8%	S + 3.1%	Floating	8/9/2030	Charlotte, NC	Multifamily	Bridge	$197,787 Unit	76.0%	3
42	Senior Loan(14)	3/30/2018	46.9	42.9	42.9	S + 5.5%	S + 5.9%	Floating	12/15/2026	Honolulu, HI	Office	Light Transitional	$147 Sq ft	52.4%	4
43	Senior Loan	8/26/2021	46.4	46.4	46.4	S + 3.4%	S + 3.6%	Floating	9/9/2028	San Diego, CA	Life Science	Moderate Transitional	$545 Sq ft	72.1%	3
44	Senior Loan	8/10/2022	46.2	42.0	42.0	S + 2.5%	S + 2.9%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	4
45	Senior Loan	10/24/2025	46.0	43.7	43.3	S + 3.2%	S + 3.5%	Floating	11/9/2030	Columbus, OH	Multifamily	Bridge	$226,601 Unit	63.8%	3
46	Senior Loan	8/28/2024	45.0	43.0	42.9	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
47	Senior Loan	3/28/2024	34.0	33.1	33.0	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
48	Senior Loan	1/19/2024	31.0	30.3	30.2	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
49	Senior Loan	8/23/2022	30.6	30.1	30.1	S + 4.0%	S + 4.8%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$125,392 Unit	68.5%	3
50	Senior Loan	6/29/2022	24.5	23.8	23.8	S + 3.9%	S + 4.1%	Floating	11/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
Subtotal / weighted average(8)			$4,316.9	$4,144.6	$4,130.0	S +3.2%	S +3.4%		3.0 years					65.5%	3.0
Total / weighted average(8)			$4,316.9	$4,144.6	$4,130.0	S +3.2%	S +3.4%		3.0 years					65.5%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of March 31, 2026 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of March 31, 2026, based on unpaid principal balance, 58.1% of our loans were subject to yield maintenance or other prepayment restrictions and 41.9% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of March 31, 2026 for the loans, 99.8% of which are floating rate.
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
(11)Calculated as the ratio of unpaid principal balance as of March 31, 2026 to the as-is appraised value at origination, to reflect the sale by us in August 2020 of the contiguous mezzanine loan with an unpaid principal balance of $46.4 million and a commitment amount of $50.0 million as of the sale date.
(12)This loan represents a 56.7% pari passu participation interest in a first mortgage loan, that was co-originated by us and a third-party.
(13)This loan was originated by a third-party on June 9, 2021 and acquired by us on September 1, 2022.
(14)This loan is comprised of a first mortgage loan of $42.4 million and a subordinate loan of $4.5 million, both of which we own. The first mortgage loan carries an interest rate of S+3.76% and the subordinate loan has a fixed 18% PIK interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of March 31, 2026, the weighted average interest rate floor for our loan portfolio was 2.69%. As of March 31, 2026, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of March 31, 2026, less than 10.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.08% as of March 31, 2026.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following March 31, 2026, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,135,206	Interest income	$10,211	$(9,902)	$20,505	$(18,397)	$30,843	$(24,320)
Floating rate mortgage loan liabilities	(3,350,890)	Interest expense	(8,377)	8,377	(16,754)	16,754	(25,132)	25,132
Total floating rate mortgage loan exposure, net	$784,316	Total change in net interest income	$1,834	$(1,525)	$3,751	$(1,643)	$5,711	$812
__________________________
(1)As of March 31, 2026, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings. See the “Litigation” section of Note 14 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about common stock purchases by or on behalf of us pursuant to our share repurchase program during the three months ended March 31, 2026:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the programs
January 1, 2026	January 31, 2026	—	$—	—	$—	$24,613,565
February 1, 2026	February 28, 2026	88,755	8.46	88,755	752,273	23,861,292
March 1, 2026	March 31, 2026	467,837	7.99	556,592	3,745,797	20,115,495
Total/Average		556,592	$8.06		$4,498,070
________________________________
(1)On September 4, 2025, the Company announced that its Board of Directors had approved a new share repurchase program (the "Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the three months ended March 31, 2026, the Company repurchased 556,592 shares of common stock under the Program, at a weighted average price of $8.06 per share, for total consideration (including commissions and related fees) of $4.5 million. As of March 31, 2026, the Company had $20.1 million of remaining capacity under the Program. See Note 16 to the consolidated financial statements included in this Form 10-Q for details regarding the Company's repurchases of shares of common stock under the Program during the period from April 1, 2026 through April 24, 2026.
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

Date: April 28, 2026	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Brandon Fox
Brandon Fox
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)