Form 10-Q
period 2026-06-30
TPG RE Finance Trust, Inc.
filed 2026-07-28
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 76,769,009 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•general volatility of the markets in which we participate;
•changes in our business, investment strategies or target assets;
•difficulty in obtaining financing or raising capital;
•an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements;
•reductions in the yield on our investments;
•increases in the cost of our financing;
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
•the failure of any banks with which we and/or our borrowers have a commercial relationship could adversely affect, among other things, the ability of our borrowers to access deposits or obtain financing on favorable terms or at all;
•reduced demand for office space, including as a result of fully remote and/or hybrid work schedules which allow work from remote locations other than office premises;
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
•conflicts with TPG and its affiliates, including our Manager, the personnel of TPG providing services to us, including our officers, and certain funds and other vehicles managed by TPG;
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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets(1)
Cash and cash equivalents	$65,577	$87,613
Restricted cash	633	654
Collateralized loan obligation proceeds held at trustee	5,207	3,976
Accounts receivable from servicer/trustee	464	717
Accrued interest and fees receivable	28,640	28,430
Loans held for investment	4,321,538	4,103,022
Allowance for credit losses	(77,750)	(74,503)
Loans held for investment, net (includes $1,840,255 and $850,661, respectively, pledged as collateral under secured financing agreements)	4,243,788	4,028,519
Real estate owned, net	224,779	224,386
Other assets	27,844	31,935
Total assets	$4,596,932	$4,406,230
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$5,244	$6,751
Accrued expenses and other liabilities(2)	16,449	15,884
Collateralized loan obligations, net	1,905,790	2,579,920
Secured financing agreements, net	1,115,666	618,470
Asset-specific financings, net	59,781	59,780
Mortgage loan payable, net	30,910	30,838
Term Loan B, net	392,973	—
Payable to affiliates	5,342	5,274
Deferred revenue	1,363	1,940
Dividends payable	18,920	19,350
Total liabilities	3,552,438	3,338,207
Commitments and contingencies - see Note 15
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 76,985,190 and 78,318,722 shares issued and outstanding, respectively)	77	78
Additional paid-in-capital	1,744,686	1,740,585
Accumulated deficit	(700,277)	(672,648)
Total stockholders' equity	1,044,494	1,068,023
Total liabilities and stockholders' equity	$4,596,932	$4,406,230
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of June 30, 2026 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.9 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2025 include assets and liabilities of VIEs of $3.1 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.9 million and $2.9 million of reserve for expected losses for unfunded loan commitments as of June 30, 2026 and December 31, 2025, respectively.
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income and interest expense
Interest income	$74,053	$70,668	$148,232	$138,713
Interest expense	(50,387)	(45,524)	(98,849)	(88,667)
Net interest income	23,666	25,144	49,383	50,046
Other revenue
Other income, net	1,261	2,824	4,564	4,675
Revenue from real estate owned operations	9,081	8,231	17,369	18,510
Total other revenue	10,342	11,055	21,933	23,185
Other expenses
Professional fees	1,321	1,604	2,789	2,392
General and administrative	953	989	1,863	2,090
Stock compensation expense	2,080	1,997	4,136	4,016
Servicing and asset management fees	250	592	775	1,014
Management fee	5,342	5,194	10,657	10,347
Expenses from real estate owned operations	7,266	10,256	15,535	20,606
Total other expenses	17,212	20,632	35,755	40,465
Gain on sale of real estate owned, net	—	6,970	—	6,970
Credit loss expense, net	(3,563)	(1,778)	(3,277)	(5,202)
Income before income taxes	13,233	20,759	32,284	34,534
Income tax expense, net	(101)	(128)	(213)	(184)
Net income	$13,132	$20,631	$32,071	$34,350
Preferred stock dividends and participating securities' share in earnings	(3,778)	(3,750)	(7,551)	(7,509)
Net income attributable to common stockholders - see Note 12	$9,354	$16,881	$24,520	$26,841
Earnings per common share, basic	$0.12	$0.21	$0.32	$0.33
Earnings per common share, diluted	$0.12	$0.21	$0.31	$0.33
Weighted average number of common shares outstanding
Basic:	77,043,597	79,474,862	77,644,716	80,221,098
Diluted:	78,025,668	80,208,877	78,535,839	80,918,798
Other comprehensive income
Net income	$13,132	$20,631	$32,071	$34,350
Comprehensive net income	$13,132	$20,631	$32,071	$34,350
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2026	125	$—	8,050,000	$8	78,318,722	$78	$1,740,585	$(672,648)	$1,068,023
Issuance of common stock	—	—	—	—	39,079	*	—	—	—
Retired common stock	—	—	—	—	(556,592)	*	(10)	(4,487)	(4,497)
Amortization of stock compensation expense	—	—	—	—	—	—	2,056	—	2,056
Net income	—	—	—	—	—	—	—	18,939	18,939
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,239)	(19,239)
March 31, 2026	125	$—	8,050,000	$8	77,801,209	$78	$1,742,631	$(680,583)	$1,062,134
Issuance of common stock	—	—	—	—	485,625	*	—	—	—
Retired common stock	—	—	—	—	(1,301,644)	(1)	(25)	(10,758)	(10,784)
Amortization of stock compensation expense	—	—	—	—	—	—	2,080	—	2,080
Net income	—	—	—	—	—	—	—	13,132	13,132
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,920)	(18,920)
June 30, 2026	125	$—	8,050,000	$8	76,985,190	$77	$1,744,686	$(700,277)	$1,044,494
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
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$32,071	$34,350
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(3,697)	(1,735)
Amortization of deferred financing costs and debt issuance discount	4,118	3,344
Depreciation and amortization	5,199	7,415
Amortization of above and below-market leases	(109)	72
Accrued PIK interest	(360)	(332)
Gain on sale of real estate owned, net	—	(6,970)
Stock compensation expense	4,136	4,016
Increase of allowance for credit losses, net (see Note 3)	3,277	5,202
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	253	(154)
Accrued interest and fees receivable	(229)	(3,313)
Accrued expenses and other liabilities	32	(384)
Accrued interest payable	(1,507)	(239)
Payable to affiliates	68	83
Deferred revenue	(577)	878
Other assets	3,460	1,626
Net cash provided by operating activities	46,135	43,859
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(583,391)	(665,743)
Advances on loans held for investment	(29,123)	(22,056)
Principal repayments of loans held for investment	396,824	191,990
Capital expenditures related to real estate owned	(4,968)	(1,364)
Sale of real estate owned	—	39,443
Net cash used in investing activities	(220,658)	(457,730)
Cash flows from financing activities:
Payments on collateralized loan obligations	(675,816)	(192,411)
Proceeds from collateralized loan obligations	—	960,094
Payments on secured financing agreements	(341,406)	(567,456)
Proceeds from secured financing agreements	839,576	420,341
Payments on asset-specific financing arrangements	—	(157,390)
Proceeds from Term Loan B	399,000	—
Payment of deferred financing costs	(8,921)	(11,464)
Payments to retire common stock	(15,082)	(15,685)
Payments of costs from issuance of common stock	—	(30)
Dividends paid on common stock	(38,589)	(39,893)
Dividends paid on preferred stock	(6,296)	(6,296)
Net cash provided by financing activities	152,466	389,810
Net change in cash, cash equivalents, and restricted cash	(22,057)	(24,061)
Cash, cash equivalents and restricted cash at beginning of period	88,267	190,483
Cash, cash equivalents and restricted cash at end of period	$66,210	$166,422

Supplemental disclosure of cash flow information:
Interest paid	$96,092	$85,562
Taxes paid	$366	$271
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$5,207	$1,778
Dividends declared, not paid	$18,920	$19,484
Accrued deferred financing costs	$1,444	$162
Accrued capital expenditures related to real estate owned	$191	$28
Accrued costs from retired common stock	$199	$—
Accrued costs from issuance of common stock	$—	$160
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
Segments
The Company operates its business in a single operating and reportable segment, which is consistent with how the Company’s Chief Executive Officer, who is the Company's chief operating decision maker (“CODM”), assesses financial performance and allocates resources. The CODM uses consolidated Net income (loss) as one of the primary measures to assess financial performance and allocate resources. All expense categories on the Company’s consolidated statements of income (loss) are significant, and there are no other significant expenses that would require disclosure. There is no difference between segment assets and total consolidated assets.
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
Revenue Recognition
Interest income on loans is accrued using the interest method based on the contractual terms of the loan. The objective of the interest method is to arrive at periodic interest income, including recognition of fees and costs, at a constant effective yield. Premiums, discounts, and origination fees are amortized or accreted into interest income over the lives of the loans using the interest method, or on a straight-line basis when it approximates the interest method. Extension and modification fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the related extension or modification period. Exit fees are accreted into interest income on a straight-line basis, when it approximates the interest method, over the lives of the loans to which they relate unless they can be waived by the Company or a co-lender in connection with a loan refinancing, or if timely collection of principal and interest is doubtful. Prepayment penalties from borrowers are recognized as interest income when received. Certain of the Company’s loan investments have in the past, and may in the future, provide for additional interest based on the borrower’s operating cash flow or appreciation in the value of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon certainty of collection. Certain of the Company’s loan investments provide for the accrual of interest (in part, or in whole) instead of its current payment in cash, with the accrued interest (“PIK interest”) added to the unpaid principal balance of the loan. Such PIK interest is recognized currently as interest income unless the Company concludes eventual collection is unlikely, in which case the PIK interest is written off.
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
As of June 30, 2026, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
Investment Portfolio Financing Arrangements
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, mortgage loans payable, and collateralized loan obligations (together, the "investment portfolio financing arrangements"). The related borrowings are recorded as separate liabilities on the Company’s consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the related borrowings are reported separately on the Company’s consolidated statements of income and comprehensive income.
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. For all such syndications the Company has completed through June 30, 2026, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
For more information regarding the Company’s investment portfolio financing arrangements, see Note 6.

Corporate Financing Arrangements
The Company uses a secured term loan (the "Term Loan B") and a corporate revolving credit facility (the "Revolver" and, together with the Term Loan B, the "corporate financing arrangements") to repay outstanding indebtedness and for other general corporate purposes. The related borrowings are recorded as separate liabilities on the Company's consolidated balance sheets.
For more information regarding the Company’s corporate financing arrangements, see Note 7.
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
•Term Loan B: based on observable, quoted market prices, in inactive markets.
•Revolver: based on the rate at which a similar revolving credit facility would currently be priced, as corroborated by inquiry of other market participants.
•Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying values that approximate fair value due to their short-term nature.

As discussed above, market-based or observable inputs are generally the preferred source of values for purposes of measuring the fair value of the Company’s assets under GAAP. The commercial property investment sales and commercial mortgage loan markets have experienced uneven liquidity due to global macroeconomic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, sustained higher interest rates, the potential impact of tariffs and trade disputes, currency fluctuations, labor shortages, structural shifts and regulatory changes in the banking sector, and political and geopolitical conflicts, which has made it more difficult to rely on market-based inputs in connection with the valuation of the Company’s assets and liabilities under GAAP. Key valuation inputs include, but are not limited to, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, credit spreads for secured real estate borrowings, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties.
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
Deferred Financing Costs
Deferred financing costs are reflected net of the liabilities to which they relate, for the following: collateralized loan obligations, secured financing agreements, which include secured credit agreements and a secured revolving credit facility, asset-specific financing arrangements, mortgage loans payable, and secured term loans, on the Company’s consolidated balance sheets. Deferred financing costs related to the Company's revolving credit facility are included within Other assets on the Company's consolidated balance sheets. These costs are amortized in interest expense using the interest method, or on a straight-line basis when it approximates the interest method, as follows: (i) for investment portfolio financing arrangements other than CRE CLOs, the initial term of the financing agreement, or in the case of costs directly associated with the loan, over the life of the financing agreement or the loan, whichever is shorter; (ii) for CRE CLOs, over the estimated life of the liabilities issued based on the underlying loans’ initial maturity dates, considering the expected repayment behavior of the loans collateralizing the notes and the impact of any reinvestment periods, as of the closing date; and (iii) for corporate financing arrangements, over the contractual term of the respective arrangement.
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks by the Company and the Company's REO properties, or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2026 and December 31, 2025. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to the Company and Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company and Holdco. As of June 30, 2026 and December 31, 2025, the Company held as part of its total cash balances $39.5 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of June 30, 2026, $0.6 million of restricted cash was combined with cash and cash equivalents of $65.6 million in the consolidated statement of cash flows. As of December 31, 2025, $0.7 million of restricted cash was combined with cash and cash equivalents of $87.6 million in the consolidated statement of cash flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 intends to enhance disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 is to be adopted prospectively. The Company is currently evaluating the impact of ASU 2024-03.

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $17.2 million and $17.2 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, the Company originated five mortgage loans with aggregate total loan commitments of $614.4 million, an aggregate initial unpaid principal balance of $585.6 million, and aggregate unfunded commitments at closing of $28.8 million. Additionally, the Company received three full loan repayments totaling $319.8 million and received partial principal payments of $78.3 million across two loans, for total loan repayments of $398.1 million during the six months ended June 30, 2026.
The following table details overall statistics for the Company’s loans held for investment portfolio (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	52	52	50	50
Floating rate loans	99.7%	99.7%	99.7%	99.7%
Total loan commitment	$4,508,434	$4,508,434	$4,290,603	$4,290,603
Unpaid principal balance(2)	$4,335,033	$4,335,033	$4,118,050	$4,118,050
Unfunded loan commitments(3)	$174,803	$174,803	$173,595	$173,595
Amortized cost	$4,321,538	$4,321,538	$4,103,022	$4,103,022
Weighted average credit spread	3.1%	3.1%	3.2%	3.2%
Weighted average all-in yield(4)	7.1%	7.1%	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.1	3.1	3.0	3.0
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of June 30, 2026 and December 31, 2025. As of June 30, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan. As of December 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $1.4 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of June 30, 2026, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of June 30, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of June 30, 2026, based on the unpaid principal balance of the Company’s total loan exposure, 55.2% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 44.8% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	June 30, 2026
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,335,033	$(13,495)	$4,321,538
Total	$4,335,033	$(13,495)	$4,321,538
Allowance for credit losses			(77,750)
Loans held for investment, net			$4,243,788

	December 31, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,118,050	$(15,028)	$4,103,022
Total	$4,118,050	$(15,028)	$4,103,022
Allowance for credit losses			(74,503)
Loans held for investment, net			$4,028,519
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2025	$4,103,022	$(74,503)	$4,028,519
Loans originated and acquired	583,391	—	583,391
Additional fundings	29,123	—	29,123
Accrued PIK interest	360	—	360
Amortization of origination fees and discounts	3,697	—	3,697
Collection of principal	(398,055)	—	(398,055)
Allowance for credit losses	—	(3,247)	(3,247)
Balance as of June 30, 2026	$4,321,538	$(77,750)	$4,243,788
As of June 30, 2026 and December 31, 2025, there was $13.5 million and $15.0 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	June 30, 2026
	Amortized cost by origination year
	2026	2025	2024	2023	2022	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	111,198	61,483	—	—	172,681
3	585,380	1,751,089	427,422	—	454,261	768,425	3,986,577
4	—	—	—	—	42,522	119,758	162,280
5	—	—	—	—	—	—	—
Total senior loans	$585,380	$1,751,089	$538,620	$61,483	$496,783	$888,183	$4,321,538
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	110,641	58,591	—	—	—	169,232
3	1,771,785	426,266	43,121	452,592	801,972	278,108	3,773,844
4	—	—	—	40,963	—	118,983	159,946
5	—	—	—	—	—	—	—
Total senior loans	$1,771,785	$536,907	$101,712	$493,555	$801,972	$397,091	$4,103,022
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of its internal risk rating review process performed (dollars in thousands):

Risk rating	June 30, 2026	December 31, 2025
1	$—	$—
2	172,681	169,232
3	3,986,577	3,773,844
4	162,280	159,946
5	—	—
Total	$4,321,538	$4,103,022
Allowance for credit losses	(77,750)	(74,503)
Carrying value	$4,243,788	$4,028,519
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of June 30, 2026, unchanged from December 31, 2025.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of June 30, 2026. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended June 30, 2026
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2026	$74,033
Allowance for credit losses, net	3,717
Subtotal	77,750

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2026	3,103
Reversal of credit losses, net	(173)
Subtotal	2,930
Total allowance for credit losses(1)	$80,680

For the Three Months Ended June 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at April 1, 2025	$64,721
Allowance for credit losses, net	2,236
Subtotal	66,957

Allowance for credit losses on unfunded loan commitments:
Beginning balance at April 1, 2025	2,494
Reversal of credit losses, net	(675)
Subtotal	1,819
Total allowance for credit losses(1)	$68,776

For the Six Months Ended June 30, 2026
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2026	$74,503
Allowance for credit losses, net	3,247
Subtotal	77,750

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2026	2,920
Allowance for credit losses, net	10
Subtotal	2,930
Total allowance for credit losses(1)	$80,680

For the Six Months Ended June 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	5,399
Subtotal	66,957

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Reversal of credit losses, net	(596)
Subtotal	1,819
Total allowance for credit losses(1)	$68,776
________________________________
(1)Excludes $0.7 million and $0.6 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of June 30, 2026 and June 30, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	June 30, 2026
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$77,750	$—	$77,750
Unfunded loan commitments	2,930	—	2,930
Total allowance for credit losses(1)	$80,680	$—	$80,680
Total unpaid principal balance	$4,335,033	$—	$4,335,033

	December 31, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$74,503	$—	$74,503
Unfunded loan commitments	2,920	—	2,920
Total allowance for credit losses(1)	$77,423	$—	$77,423
Total unpaid principal balance	$4,118,050	$—	$4,118,050
________________________________
(1)Excludes $0.7 million and $0.6 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of June 30, 2026 and December 31, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.

During the three months ended June 30, 2026, the Company recorded an increase of $3.5 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was due primarily to (i) an increase of $2.2 million resulting from the Company's loan origination activity during the three months ended June 30, 2026 and (ii) a net increase of $1.4 million related to changes to the macroeconomic assumptions and underlying collateral performance employed in determining the general CECL reserve, partially offset by a decrease of $0.1 million resulting from full loan repayments.
During the six months ended June 30, 2026, the Company recorded an increase of $3.3 million to its allowance for credit losses, increasing its CECL reserve for loans held for investment to $80.7 million as of June 30, 2026. For the six months ended June 30, 2026, the increase to the Company's allowance for credit losses was due primarily to (i) an increase of $2.9 million resulting from the Company's loan origination activity during the six months ended June 30, 2026 and (ii) a net increase of $1.3 million related to changes to the macroeconomic assumptions and underlying collateral performance employed in determining the general CECL reserve, partially offset by a decrease of $0.9 million resulting from full loan repayments during the six months ended June 30, 2026.
During the three months ended June 30, 2025, the Company recorded an increase of $1.6 million to its allowance for credit losses. The increase to the Company's allowance for credit losses was primarily due to an increase of $4.0 million resulting from the Company's loan origination activity during the three months ended June 30, 2025, partially offset by (i) a decrease of $2.2 million resulting from full loan repayments and (ii) a net decrease of $0.3 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve.
During the six months ended June 30, 2025, the Company recorded an increase of $4.8 million, increasing its allowance for credit losses to $68.8 million as of June 30, 2025. For the six months ended June 30, 2025, the increase to the Company's allowance for credit losses was primarily due to (i) an increase of $4.0 million resulting from the Company's loan origination activity during the six months ended June 30, 2025, and (ii) a net increase of $3.5 million related to the impact of an uncertain macroeconomic environment and its potential impacts to the Company's loan portfolio, partially offset by a decrease of $2.7 million resulting from full loan repayments during the six months ended June 30, 2025.
As of June 30, 2026 and December 31, 2025, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment.
As of June 30, 2026, the Company had one loan with an amortized cost of $42.5 million on non-accrual status, accounted for on a cash basis. In accordance with the Company's revenue recognition and allowance for credit losses accounting policies, the Company suspended its accrual of interest income when the loan was placed on non-accrual status during the three months ended December 31, 2025. During the six months ended June 30, 2026, the Company recognized $0.3 million of interest income related to this loan. As of December 31, 2025, the Company had one loan with an amortized cost of $41.0 million on non-accrual status, accounted for on a cash basis.
As of June 30, 2026 and December 31, 2025, none of the Company's loans that are accounted for on an accrual basis had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of June 30, 2026
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,321,538	$—	$—	$—	$—	$4,321,538
Total	$4,321,538	$—	$—	$—	$—	$4,321,538

		Days Outstanding as of December 31, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,103,022	$—	$—	$—	$—	$4,103,022
Total	$4,103,022	$—	$—	$—	$—	$4,103,022
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon, or additional loan fees. During the six months ended June 30, 2026, one of the Company's loan modifications requires disclosure pursuant to ASC 326.
During the year ended December 31, 2025, the Company modified one of its multifamily loans. As part of the loan modification, the Company extended its term to March 9, 2026 and reduced the credit spread. The Company further modified this loan during the three months ended March 31, 2026 and June 30, 2026 to extend its term to May 31, 2026 and July 31, 2026, respectively. As of June 30, 2026, the amortized cost of this loan was $42.5 million, or 1% of the Company's aggregate loans held for investment portfolio. This loan was performing pursuant to its modified contractual terms as of June 30, 2026 and had a risk rating of "4".
As of June 30, 2026, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $1.4 million related to one loan. Total PIK interest of $0.4 million was recorded and deferred during the six months ended June 30, 2026.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

June 30, 2026
Balance as of January 1, 2026	$1,042
Accrued PIK interest	181
Balance as of March 31, 2026	$1,223
Accrued PIK interest	179
Balance as of June 30, 2026	$1,402

(4) Real Estate Owned
As of June 30, 2026, assets and liabilities related to REO consisted of six properties: four multifamily properties, one located in each of Arlington Heights, IL and Chicago, IL; two located in San Antonio, TX; and two office properties, one located in each of Manhattan, NY, and Houston, TX. The Company acquired no REO properties during the three and six months ended June 30, 2026.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loan payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
The following table presents the REO assets and liabilities (dollars in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash	$20,926	$18,018
Real estate owned - Building and building improvements	175,861	172,724
Real estate owned - Land and land improvements	54,845	54,845
Real estate owned - Tenant improvements	10,140	9,113
Real estate owned	240,846	236,682
Accumulated depreciation	(16,067)	(12,296)
Real estate owned, net	224,779	224,386
In-place lease intangibles, net(1)	9,401	10,687
Above-market lease intangibles, net(1)	1,473	1,685
Leasing commissions, net(1)	2,609	2,748
Other assets, net(1)	9,397	9,555
Total assets	$268,585	$267,079
Liabilities
Mortgage loan payable, net(2)	$30,910	$30,838
Below-market lease intangibles, net(3)	1,442	1,763
Other liabilities(3)	6,058	8,453
Total liabilities	$38,410	$41,054
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $1.9 million and $3.7 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of June 30, 2026 and December 31, 2025, respectively.
(2)During the three and six months ended June 30, 2026, the Company incurred interest expense of $0.6 million and $1.3 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2025, the Company incurred interest expense of $0.6 million and $1.3 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(3)Included within Accrued expenses and other liabilities within the Company's consolidated balance sheets. Other liabilities includes $0.2 million and $0.2 million of accrued interest payable as of June 30, 2026 and December 31, 2025, respectively, which is included within Accrued interest payable within the Company's consolidated balance sheets.

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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Rental income
Minimum lease payments	$6,816	$7,385	$13,622	$15,031
Variable lease payments	1,028	830	2,071	1,355
Total rental income	7,844	8,215	15,693	16,386
Other revenue from REO	1,237	16	1,676	2,124
Revenue from real estate owned operations	9,081	8,231	17,369	18,510
Rental property operating expenses(1)	4,644	6,833	10,336	13,191
Depreciation and amortization(2)	2,622	3,423	5,199	7,415
Expenses from real estate owned operations	7,266	10,256	15,535	20,606
Net income (loss) from REO	$1,815	$(2,025)	$1,834	$(2,096)
________________________________
(1)Excludes $0.6 million and $1.3 million, respectively, of interest expense incurred during the three and six months ended June 30, 2026, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.6 million and $1.3 million, respectively, of interest expense incurred during the three and six months ended June 30, 2025, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and six months ended June 30, 2026, the Company incurred $1.9 million and $3.8 million, respectively, of depreciation expense. During the three and six months ended June 30, 2025, the Company incurred $2.0 million and $4.1 million, respectively, of depreciation expense.
Real estate-related capital expenditures
For the six months ended June 30, 2026, the Company's capital expenditures were $5.2 million, as shown on the Company's consolidated statements of cash flows, which includes $0.2 million of accrued capital expenditures. For the six months ended June 30, 2025, the Company's capital expenditures were $1.4 million, as shown on the Company's consolidated statements of cash flows, which includes $0.03 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$25,165	$25,165
Above-market lease intangibles	2,670	2,670
Leasing commissions	3,169	3,164
Total intangible assets	31,004	30,999
Accumulated amortization:
In-place lease intangibles	(15,764)	(14,478)
Above-market lease intangibles	(1,197)	(985)
Leasing commissions	(560)	(416)
Total accumulated amortization	(17,521)	(15,879)
Intangible assets, net	$13,483	$15,120

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(2,869)	(2,548)
Total accumulated amortization	(2,869)	(2,548)
Intangible liabilities, net	$1,442	$1,763
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2026 (remaining)	$887	$209	$203	$(171)
2027	1,315	374	370	(297)
2028	1,266	368	348	(289)
2029	872	110	335	(202)
2030	731	58	325	(142)
2031	631	56	280	(73)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of June 30, 2026, were 10.1 years, 6.6 years, 7.9 years, and 6.7 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2026 and excludes leases at the Company's multifamily properties as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2026 (remaining)	$5,043
2027	9,536
2028	8,089
2029	5,555
2030	8,741
2031	8,854
Thereafter	53,824
Total	$99,642
The weighted average minimum term of the non-cancelable leases was approximately eleven years as of June 30, 2026.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On November 17, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $957.0 million of investment-grade bonds outstanding (“TRTX 2025-FL7” or “FL7”). TRTX 2025-FL7 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL7 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and six months ended June 30, 2026. In connection with TRTX 2025-FL7, the Company incurred $7.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 28, 2025, Sub-REIT issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and six months ended June 30, 2026. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
On May 15, 2026, the Company redeemed TRTX 2022-FL5, which at its redemption had $597.8 million of investment-grade bonds outstanding. 17 loans or participation interests with an aggregate unpaid principal balance of $698.1 million held by the trust were primarily refinanced by the upsize of the Wells Fargo secured credit agreement. See Note 6 of the consolidated financial statements for details regarding the upsize of the Wells Fargo secured credit agreement during the three months ended June 30, 2026.
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of June 30, 2026 and December 31, 2025 the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$15,867	$33,544
Collateralized loan obligation proceeds held at trustee(1)	5,207	3,976
Accounts receivable from servicer/trustee	299	670
Accrued interest and fees receivable	11,653	18,087
Loans held for investment, net	2,172,025	2,992,329
Real estate owned, net	86,013	84,651
Other assets	967	1,345
Total assets	$2,292,031	$3,134,602
Liabilities
Accrued interest payable	$3,503	$5,427
Accrued expenses	2,407	3,494
Collateralized loan obligations, net(2)	1,905,790	2,579,920
Payable to affiliates	2,704	1,316
Deferred revenue	223	1,337
Total liabilities	$1,914,627	$2,591,494
________________________________
(1)Includes $5.2 million of cash available to acquire eligible assets related to TRTX 2025-FL7 as of June 30, 2026. Includes $4.0 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of December 31, 2025.
(2)Net of $1.2 million and $1.7 million of unamortized discount related to TRTX 2025-FL6 as of June 30, 2026 and December 31, 2025, respectively and $12.5 million and $13.7 million of unamortized deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	June 30, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,088,272	3.07%	3.3
Financing provided	1	Term SOFR	962,500	955,110	1.83%	16.2
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,088,960	3.14%	3.4
Financing provided	1	Term SOFR	957,000	950,680	1.67%	16.9
Total
Collateral loan investments(4)	40	Term SOFR	$2,200,000	$2,177,232	3.10%	3.4 years
Financing provided(5)	2	Term SOFR	$1,919,500	$1,905,790	1.75%	16.6 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $85.4 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL6 and FL7 represent 25.4% and 25.3%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of June 30, 2026.
(5)During the three months ended June 30, 2026, the Company recognized interest expense of $31.6 million, which includes $1.2 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the six months ended June 30, 2026, the Company recognized interest expense of $68.4 million, which includes $2.3 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(5)During the three months ended June 30, 2025, the Company recognized interest expense of $39.9 million, which includes $0.7 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the six months ended June 30, 2025, the Company recognized interest expense of $67.5 million, which includes $1.3 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing Arrangements
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, collateralized loan obligations, and mortgages.
The following table summarizes the Company's investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	June 30, 2026	December 31, 2025
Collateralized loan obligations(1)	$1,919,500	$2,595,316
Secured credit agreements	991,978	591,245
Asset-specific financing arrangements	60,235	60,235
Secured revolving credit facility	128,903	31,466
Mortgage loan payable	31,200	31,200
Total	$3,131,816	$3,309,462
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of June 30, 2026 and December 31, 2025, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit the Company's lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	June 30, 2026
Secured credit agreements(1)	Initial maturity date	Extended maturity date(2)	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(3)	11/17/29	11/17/31	1.8%	5.4%	$750,000	$371,192	$378,808	$510,190	$509,313
Wells Fargo(4)	05/12/28	05/12/28	1.5%	5.1%	850,000	382,221	467,779	974,770	971,847
Citi(5)	06/30/28	06/30/28	—%	—%	500,000	500,000	—	—	—
Bank of America(6)	06/06/29	06/06/29	1.4%	5.0%	200,000	54,609	145,391	185,312	184,536
Totals					$2,300,000	$1,308,022	$991,978	$1,670,272	$1,665,696
________________________________
(1)Borrowings under secured credit agreements with a 25% recourse guarantee from Holdco. Both the Wells Fargo and Citi secured credit agreements are subject to credit marks above specified LTV thresholds. In addition, a portion of the Wells Fargo secured credit agreement, is subject to a non-mark-to-market holiday through May 2027.
(2)Upon the contractual extended maturities of the Wells Fargo and Citi secured credit agreements, the Company may further extend these agreements and the financing arrangements convert to matched-term of the underlying collateral.
(3)On June 30, 2026, the Company executed an amendment of the secured credit agreement, increasing the total commitment amount to $750.0 million.
(4)On May 12, 2026, the Company executed an amendment of the secured credit agreement, increasing the total commitment amount to $850.0 million and extending the initial and extended maturity date to May 12, 2028. Until such date, new and revolving borrowings are permitted. After such date, no new collateral may be pledged and the secured credit agreement may be further extended through the latest final fully extended maturity date of the collateral pledged. Additionally, for one year following the amendment, the Company is not subject to margin calls under this agreement.
(5)On June 30, 2026, the Company closed a $500.0 million secured credit agreement with Citi. The secured credit agreement has an initial maturity of June 30, 2028. After such date, no new collateral may be pledged and the secured credit agreement may be further extended through the latest final fully extended maturity date of the collateral pledged.
(6)On January 2, 2026, the Company executed an extension of the initial and extended maturity date to June 6, 2029, effective June 6, 2026.

On March 31, 2026, the Company executed an extension of the Barclays secured credit agreement's initial maturity date to May 15, 2026. Upon its initial maturity date, the Company elected to terminate the financing arrangement. There were no outstanding borrowings associated with the secured credit agreement.
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
Secured Credit Agreement Terms
As of June 30, 2026 and December 31, 2025, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of June 30, 2026 and December 31, 2025 consisted of 32 and 24 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities; effective June 6, 2026, this credit facility was extended for another three years. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
With the exception of the Wells Fargo secured credit agreement as discussed above, under each of the Company’s secured credit agreements, the Company is required to post margin for changes in conditions to specific loans that serve as collateral for those secured credit agreements. The lender’s margin amount is limited to collateral-specific credit marks based on non-temporary declines in the value of the properties securing the underlying loan collateral. Market value determinations and redeterminations may be made by the repurchase lender in its sole discretion subject to certain specified parameters. These considerations only include credit-based factors unrelated to the capital markets.

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	June 30, 2026
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$750,000	$510,190	$511,995	$379,300	$132,695	12.7%	1966
Wells Fargo	850,000	974,770	976,321	468,383	507,938	48.6%	682
Citi	500,000	—	—	—	—	—%	731
Bank of America	200,000	185,312	185,268	145,574	39,694	3.8%	1072
Total / weighted average	$2,300,000	$1,670,272	$1,673,584	$993,257	$680,327		1229
_______________________
(1)Loan amounts include interest receivable of $7.9 million and are net of premium, discount and origination fees of $4.6 million.
(2)Loan amounts include interest payable of $1.3 million and do not reflect unamortized deferred financing fees of $3.2 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility (the "Secured Revolving Credit Facility") with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the Secured Revolving Credit Facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the Secured Revolving Credit Facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. The Secured Revolving Credit Facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended June 30, 2026 and 2025, the weighted average unused fee was 20 and 20 basis points, respectively. During the six months ended June 30, 2026 and 2025, the weighted average unused fee was 20 and 20 basis points, respectively. The Secured Revolving Credit Facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. The Secured Revolving Credit Facility is 100% recourse to Holdco.
As of June 30, 2026, the Company pledged two loan investments with an aggregate collateral principal balance of $198.5 million and had outstanding Term SOFR-based borrowings of $128.9 million. As of December 31, 2025, the Company pledged one loan investment with a collateral principal balance of $82.0 million and had outstanding Term SOFR-based borrowings of $31.5 million.

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
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	June 30, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,693	1.9%	4.2	1	$41,500	$41,200	4.2
BMO Facility	1	200,000	29,110	29,088	2.0%	1.2	1	42,522	42,522	1.2
Total / weighted average		$231,125	$60,235	$59,781	1.9%	2.8 years		$84,022	$83,722	2.8 years
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

Mortgage Loan Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of June 30, 2026 and December 31, 2025, the carrying value of the loan was $30.9 million and $30.8 million, respectively.
Investment Portfolio Financing Arrangements Financial Covenant Compliance
The Company's financial covenants and guarantees for outstanding borrowings related to its investment portfolio financing arrangements require Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current	Previous(1)
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness.	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of Holdco’s recourse indebtedness.
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

Debt-to-Equity	N/A	Debt-to-Equity ratio not to exceed 4.25 to 1.0.
Total Debt to Total Assets	Maximum total debt to total assets ratio of Holdco and its subsidiaries of 83.333%[2].	N/A
Interest Coverage	Minimum interest coverage ratio of no less than 1.3 to 1.0[2].	Minimum interest coverage ratio of no less than 1.4 to 1.0.
_______________________
(1)In connection with the closing of the Term Loan B and Revolver during the three months ended June 30, 2026, the Company amended its financial covenants.
(2)Includes the impact of any amounts outstanding on the Term Loan B and Revolver as of June 30, 2026.

The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of June 30, 2026 and December 31, 2025, respectively.

(7) Corporate Financing Arrangements
The Company uses the Term Loan B and the Revolver to repay outstanding indebtedness and for other general corporate purposes.
The following table summarizes the Company's corporate financing arrangements (dollars in thousands):

Outstanding principal balance
June 30, 2026
Term Loan B	$400,000
Revolver	—
Total	$400,000
Term Loan B
In May 2026, the Company closed the Term Loan B, a $400.0 million secured term loan at a price of 99.75%. The Term Loan B bears interest at Term SOFR plus 2.75%. The Term Loan B is subject to a quarterly amortization equal to 0.25% of the aggregate original principal amount commencing with the last business day of December 2026. The Term Loan B matures in May 2033 and contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur liens on certain assets, materially alter the nature of its business, dispose of material assets, engage in mergers, consolidations and certain other fundamental changes, or engage in certain transactions with affiliates. The Company's obligations under the Term Loan B are guaranteed by certain subsidiaries of the Company. Additionally, the Company's obligations under the Term Loan B are secured on a first-priority basis by substantially all of the assets of the Company and certain subsidiaries of the Company to the extent such assets are subject to a lien securing the obligations under the Term Loan B.
Upon the closing of the Term Loan B, the Company recorded a $1.0 million issuance discount and $6.1 million in issuance costs. The issuance discount and issuance costs were capitalized and will be amortized into interest expense over the term of the Term Loan B. Inclusive of the issuance discount and issuance cost amortization, the Company's total cost of the Term Loan B was 3.0%, subject to the applicable SOFR floor, as of June 30, 2026.
The following table presents certain information regarding the Company's Term Loan B (dollars in thousands):

June 30, 2026
Principal	$400,000
Deferred financing costs	(6,046)
Unamortized discount	(981)
Carrying value	$392,973
Revolver
In May 2026, the Company closed the Revolver, a $100.0 million revolving credit facility. The Revolver is not subject to amortization and matures in May 2031. The Revolver has an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears and an unused fee of 15 or 25 basis points, depending upon whether utilization exceeds 50.0%. Upon the closing of the Revolver, the Company recorded $1.0 million in issuance costs. Such amounts were capitalized and will be amortized into interest expense over the term of the Revolver.
As of June 30, 2026, the Company did not have any outstanding borrowings under the Revolver and had $1.0 million of unamortized debt issuance costs related to the Revolver, which are included within Other assets on the Company's consolidated balance sheet.

Corporate Financing Arrangements Financial Covenant Compliance
The Company is required to comply with customary loan covenants and event of default provisions related to its Term Loan B that include, but are not limited to, negative covenants relating to restrictions on operations with respect to the Company's status as a REIT and financial covenants. Such financial covenants include a maximum Total Debt to Total Assets Ratio, as defined in the credit agreement, of 83.333%.
The Company's financial covenants and guarantees for outstanding borrowings related to the Revolver require the Company and Holdco to maintain compliance with the following financial covenants (among others):

Financial Covenant	Current
Total Debt to Total Assets	Maximum total debt to total assets ratio of the Company and its subsidiaries of 83.333%.
Cash Liquidity	Minimum cash liquidity of no less than the greater of: $15.0 million; and 5.0% of the Company and Holdco’s recourse indebtedness.
Interest Coverage	Minimum interest coverage ratio of no less than 1.3 to 1.0.
The Company was in compliance with all financial covenants for its corporate financing arrangements to the extent of outstanding balances as of June 30, 2026.
(8) Schedule of Maturities
As of June 30, 2026, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured Revolving Credit Facility(2)	Asset-specific financing arrangements(3)	Mortgage loan payable	Term Loan B	Revolver
2026	$—	$—	$—	$—	$—	$—	$—	$—
2027	49,577	20,467	—	—	29,110	—	—	—
2028	665,919	38,037	467,779	128,903	—	31,200	—	—
2029	447,605	302,214	145,391	—	—	—	—	—
2030	1,184,374	1,153,249	—	—	31,125	—	—	—
Thereafter	1,184,341	405,533	378,808	—	—	—	400,000	—
Total	$3,531,816	$1,919,500	$991,978	$128,903	$60,235	$31,200	$400,000	$—
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

(9) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of June 30, 2026 and December 31, 2025, the Company had $31.9 million and $54.8 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheets also include loans held for investment, the assets and liabilities of the Company's CLOs, secured credit agreements, asset-specific financing arrangements, mortgage loan payable and Secured Revolving Credit Facility all of which are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	June 30, 2026
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,335,033	$4,243,788	$—	$—	$4,312,156
Financial liabilities
Collateralized loan obligations	1,919,500	1,905,790	—	—	1,910,236
Secured credit agreements	991,978	988,801	—	—	990,998
Asset-specific financing arrangements	60,235	59,781	—	—	60,198
Secured Revolving Credit Facility	128,903	126,865	—	—	128,903
Mortgage loan payable	31,200	30,910	—	—	31,200
Term Loan B	400,000	392,973	—	400,000	—

	December 31, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,118,050	$4,028,519	$—	$—	$4,083,758
Financial liabilities
Collateralized loan obligations	2,595,316	2,579,920	—	—	2,579,151
Secured credit agreements	591,245	589,648	—	—	590,653
Asset-specific financing arrangements	60,235	59,780	—	—	60,127
Secured revolving credit facility	31,466	28,822	—	—	31,466
Mortgage loan payable	31,200	30,838	—	—	31,200
As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s loans held for investment portfolio was $4.3 billion and $4.1 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of June 30, 2026 and December 31, 2025 was 3.13% and 3.18%, respectively. The weighted average years to maturity as of June 30, 2026 and December 31, 2025 was 3.1 years and 3.0 years, respectively, assuming full extension of all loans held for investment.
As of June 30, 2026 and December 31, 2025, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and six months ended June 30, 2026 or 2025.

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
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2026 and December 31, 2025, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2026 and 2025, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of federal, state, and local tax expense. For the six months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.2 million, respectively, of federal, state, and local tax expense.
There were no material income tax assets or income tax liabilities as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company has $17.7 million of capital losses that will expire at the end of 2028 if unused.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Incurred
Management fees	$5,342	$5,194	$10,657	$10,347
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,342	$5,194	$10,657	$10,347

Paid
Management fees	$5,315	$5,153	$10,589	$10,264
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,315	$5,153	$10,589	$10,264
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 are $5.3 million and $5.3 million, respectively. No incentive management fee was earned during the six months ended June 30, 2026 and 2025.

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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended June 30, 2026 and 2025, the Company reimbursed to the Manager $0.4 million and $0.4 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the six months ended June 30, 2026 and 2025, the Company reimbursed the Manager $0.8 million and $0.8 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of June 30, 2026 and December 31, 2025, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company has engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three and six months ended June 30, 2026, the Company did not incur any expenses for these services. During the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.1 million, respectively, of expenses for these services. Such amounts are recorded within Expenses from real estate owned operations on the Company's consolidated statements of income and comprehensive income.
The Company has engaged TPG Capital BD, an affiliate of TPG, Inc., to provide capital markets services in connection with various financing arrangements. During the three and six months ended June 30, 2026, the Company incurred $0.9 million of expenses for these services related to the Term Loan B and the Revolver. Such amounts are recorded as deferred financing costs and within Term Loan B, net or Other assets on the Company's consolidated balance sheet, depending on the arrangement to which they relate. During the six months ended June 30, 2025, the Company incurred $0.1 million of expenses for these services related to the issuance of TRTX 2025-FL6. Such amounts are recorded as deferred financing costs and within Collateralized loan obligations, net on the Company's consolidated balance sheet.

(12) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended June 30, 2026 and 2025, $0.6 million and $0.6 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. For the six months ended June 30, 2026 and 2025, $1.3 million and $1.2 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. See Note 13 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$13,132	$20,631	$32,071	$34,350
Preferred stock dividends(1)	(3,148)	(3,148)	(6,296)	(6,296)
Participating securities' share in earnings	(630)	(602)	(1,255)	(1,213)
Net income attributable to common stockholders	$9,354	$16,881	$24,520	$26,841
Weighted average common shares outstanding, basic	77,043,597	79,474,862	77,644,716	80,221,098
Weighted average common shares outstanding, diluted	78,025,668	80,208,877	78,535,839	80,918,798
Earnings per common share, basic(2)	$0.12	$0.21	$0.32	$0.33
Earnings per common share, diluted(2)	$0.12	$0.21	$0.31	$0.33
_______________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the six months ended June 30, 2026 and 2025.

(13) Stockholders' Equity
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
Share Repurchase Program
On September 3, 2025, the Company's Board of Directors approved a share repurchase program (the "Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the six months ended June 30, 2026, the Company repurchased an aggregate of 1,858,236 shares of common stock under the Program, at a weighted average price of $8.20 per share, for total consideration (including commissions and related fees) of $15.3 million.
As of June 30, 2026, the Company had $9.3 million of remaining capacity under the Program. See Note 17 for details regarding the Company's repurchases of shares of common stock under the Program during the period from July 1, 2026 through July 24, 2026.

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
On June 12, 2026, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.9 million in the aggregate, for the second quarter of 2026. The common stock dividend was paid on July 24, 2026 to the holders of record of the Company’s common stock as of June 26, 2026.
On June 8, 2026, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2026. The Series C Preferred Stock dividend was paid on June 30, 2026 to the preferred stockholders of record as of June 18, 2026.
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
For the six months ended June 30, 2026 and 2025, common stock dividends in the amount of $38.2 million and $39.4 million, respectively, were declared and approved.
For the six months ended June 30, 2026 and 2025, Series C Preferred Stock dividends in the amount of $6.3 million and $6.3 million, respectively, were declared and approved.
As of June 30, 2026 and December 31, 2025, common stock dividends of $18.9 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(14) Stock-based Compensation
The Company does not have any employees. As of June 30, 2026, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plans:

	Common stock	Weighted average grant date fair value per share
Balance as of December 31, 2025	2,425,236	$8.30
Granted	17,415	8.58
Vested	(1,019,662)	8.03
Forfeited	—	—
Balance as of June 30, 2026	1,422,989	$8.50
Generally, common shares vest over a four-year period pursuant to the terms of the award and the applicable Incentive Plan with the exception of deferred stock units granted to certain members of the Company's Board of Directors that are vested upon issuance.
The following table presents the number of shares associated with outstanding awards that will vest over the next four years:

Vesting year	Shares of common stock
2027	692,052
2028	476,545
2029	250,039
2030	4,353
Total	1,422,989
During the three and six months ended June 30, 2026, the Company accrued 3,479 and 7,228 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 27, 2026 and June 26, 2026.
During the three and six months ended June 30, 2025, the Company accrued 3,413 and 6,585 shares of common stock for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025 and June 27, 2025.
As of June 30, 2026, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $10.6 million. These compensation costs are expected to be recognized over a weighted average period of 1.3 years from June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company recognized $2.1 million and $2.0 million, respectively, of stock-based compensation expense. For the six months ended June 30, 2026 and 2025, the Company recognized $4.1 million and $4.0 million, respectively, of stock-based compensation expense.

(15) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of June 30, 2026 and December 31, 2025 was $174.8 million and $173.6 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.9 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of June 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.
(16) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	June 30, 2026
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,388,390	$60,432	53.0%	$2,329,360	53.7%
Industrial	1,054,532	97,708	23.4	956,824	22.1
Hotel	390,900	—	8.7	390,900	9.0
Life Science	333,477	—	7.4	333,477	7.7
Office	195,360	14,436	4.3	180,924	4.2
Mixed-Use	78,775	2,227	1.7	76,548	1.8
Self Storage	67,000	—	1.5	67,000	1.5
Total	$4,508,434	$174,803	100.0%	$4,335,033	100.0%

	December 31, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,291,490	$73,705	53.4%	$2,218,827	53.9%
Industrial	806,714	84,381	18.8	722,333	17.5
Office	454,047	12,890	10.6	441,157	10.7
Life Science	333,477	—	7.8	333,477	8.1
Hotel	259,100	392	6.0	258,708	6.3
Mixed-Use	78,775	2,227	1.8	76,548	1.9
Self Storage	67,000	—	1.6	67,000	1.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.4 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	June 30, 2026
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,538,282	$63,789	34.1%	$1,475,895	34.0%
South	1,009,580	34,208	22.4	975,372	22.5
East	971,577	36,780	21.6	934,797	21.6
Various	753,395	36,740	16.7	716,655	16.5
Midwest	235,600	3,286	5.2	232,314	5.4
Total	$4,508,434	$174,803	100.0%	$4,335,033	100.0%

	December 31, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,546,038	$58,655	36.1%	$1,488,425	36.1%
East	1,075,384	49,037	25.1	1,026,347	24.9
South	860,581	36,612	20.0	823,969	20.1
Various	573,000	23,512	13.3	549,488	13.3
Midwest	235,600	5,779	5.5	229,821	5.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.4 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	June 30, 2026
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,838,972	$78,267	63.0%	$2,762,107	63.7%
Light Transitional	855,599	55,663	18.9	799,936	18.5
Moderate Transitional	813,863	40,873	18.1	772,990	17.8
Total	$4,508,434	$174,803	100.0%	$4,335,033	100.0%

	December 31, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,377,777	$72,603	55.4%	$2,306,216	56.0%
Light Transitional	1,062,883	50,474	24.8	1,012,409	24.6
Moderate Transitional	849,943	50,518	19.8	799,425	19.4
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $1.4 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.

(17) Subsequent Events
The following events occurred subsequent to June 30, 2026:
•The Company closed, one first mortgage loan with a total loan commitment of $72.0 million and initial funding of $72.0 million. The first mortgage loan is secured by a multifamily property.
•From July 1, 2026 through July 24, 2026, the Company repurchased 216,181 shares of common stock, at a weighted average price of $8.43 per share, for total consideration (including commissions and related fees) of $1.8 million. The Company had $7.5 million of remaining capacity under its share repurchase program as of July 24, 2026.

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
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $306 billion in assets under management as of March 31, 2026. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's Real Estate platform and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 11 to our Consolidated Financial Statements included in this Form 10-Q.
Macroeconomic Environment
Thus far, 2026 has been marked by significant uncertainty and volatility in global markets, largely driven by geopolitical conditions and the effects of international conflicts and inflation on global markets and interest rates, tariffs and international trade policy and disputes, and political and regulatory uncertainty. After a series of interest rate decreases by the Federal Reserve in 2024 and 2025, the Federal Reserve has elected to hold interest rates steady thus far in 2026. Uncertainty related to international conflicts, oil prices and inflation have caused market expectations with respect to future interest rate policy to shift, with many now projecting no reductions in rates during the remainder of 2026, or potentially increases in rates before the end of the year or in 2027.
These market dynamics have posed challenges to commercial real estate transaction activity so far in 2026. However, the cost and availability of debt continues to remain more constructive for real estate values and transaction activity as compared to recent past periods. During the six months ended June 30, 2026, we originated five first mortgage loans, with aggregate total loan commitments of $614.4 million, an aggregate initial unpaid principal balance of $585.6 million, and aggregate unfunded commitments at closing of $28.8 million. While we currently believe that market conditions are favorable for additional origination activity over the remainder of 2026, significant uncertainty continues to exist with respect to interest rate policy, geopolitical conditions and international conflicts, oil prices, inflation, and the political and regulatory environment. Our continued monitoring of these and other conditions will continue to inform our loan origination volumes, liquidity, and capital allocation throughout the remainder of 2026.

Second Quarter 2026 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $9.4 million, compared to $15.2 million for the three months ended March 31, 2026, a decrease of $5.8 million.
•Produced Net interest income of $23.7 million, resulting from interest income of $74.1 million and interest expense of $50.4 million. Net interest income decreased $2.1 million compared to the three months ended March 31, 2026.
•Generated Distributable Earnings of $17.6 million, compared to $19.5 million for the three months ended March 31, 2026, a decrease of $1.9 million.
•Recorded an increase to our allowance for credit losses on our loan portfolio of $3.5 million, for a total allowance for credit losses of $80.7 million, or 179 basis points of total loan commitments of $4.5 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended June 30, 2026.
Investment Portfolio Activity:
•Originated three first mortgage loans with aggregate total loan commitments of $466.0 million, an aggregate initial unpaid principal balance of $450.0 million, aggregate unfunded loan commitments at closing of $16.0 million, a weighted average interest rate of Term SOFR plus 2.79%, and a weighted average interest rate floor of 2.63%.
•Funded $14.8 million of future funding obligations associated with existing loans.
•Received one full loan repayment of $227.1 million and partial principal payments of $47.3 million related to two loans for total loan repayments of $274.4 million.
Corporate Financing Activity:
•Closed a secured term loan (the "Term Loan B") with an aggregate principal amount of $400.0 million due in 2033, priced at 99.75% and bears interest at Term SOFR plus 275 basis points.
•Closed a $100.0 million corporate revolving credit facility (the "Revolver") due in 2031 which bears interest at Term SOFR plus 200 basis points and was undrawn at close.
Investment Portfolio Financing Activity:
•Extended the Wells Fargo secured credit agreement to 2028 and increased the capacity by $350.0 million to $850.0 million.
•Closed a $500.0 million secured credit agreement with Citi.
•Increased the capacity of the Goldman Sachs secured credit agreement by $250.0 million to $750.0 million.
•Redeemed all $597.8 million of outstanding investment-grade bonds of TRTX 2022-FL5. 17 collateral interests with an aggregate unpaid principal balance of $698.1 million financed therein were refinanced primarily by the upsize of the Wells Fargo secured credit agreement.
•Utilized the reinvestment feature in TRTX 2025-FL6 and TRTX 2025-FL7 two times and one time, respectively, recycling loan repayments of $113.3 million and $3.9 million, respectively.
Liquidity:
•Maintained substantial near-term liquidity of $488.2 million, as of June 30, 2026, comprised of:
•$65.6 million of cash-on-hand, of which $26.1 million was available for investment, net of $39.5 million held to satisfy liquidity covenants under our various financing arrangements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $297.4 million under secured credit agreements with three lenders and $20.0 million under other financing arrangements.
•Undrawn capacity of $100.0 million under the Revolver.
•Collateralized loan obligation reinvestment proceeds held at the trustee of $5.2 million.

We have financed our loan investments as of June 30, 2026 utilizing two CRE CLOs totaling $1.9 billion, $992.0 million under secured credit agreements with total commitments of $2.3 billion provided by four lenders, $60.2 million under asset-specific financing arrangements and $128.9 million under our $375.0 million secured revolving credit facility. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $186.0 million that are eligible to pledge under our existing financing arrangements.
As of June 30, 2026, 54.3% of our borrowings were pursuant to our CRE CLO vehicles, 31.8% were pursuant to our secured credit agreements and secured revolving credit facility, 1.7% were pursuant to our asset-specific financing arrangements, 0.9% were pursuant to our mortgage loan payable, and 11.3% were pursuant to our Term Loan B. Non-mark-to-market financing comprised 85.2% of total borrowings as of June 30, 2026.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of June 30, 2026, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.63% (1.65% for arrangements with mark-to-market provisions and 1.60% for two arrangements with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 3.2 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended June 30, 2026, we recorded net income attributable to common stockholders of $0.12 per diluted common share, a decrease of $0.07 per diluted common share from the three months ended March 31, 2026, of which (i) $0.05 per diluted common share relates to an increase quarter over quarter in our credit loss expense, which was a $3.6 million expense during the second quarter of 2026 compared to $0.3 million benefit during the first quarter of 2026 and (ii) $0.03 per diluted common share related to a decrease in net interest income, partially offset by $0.01 per diluted common share related to a decrease in total other expenses.
Distributable Earnings per diluted common share was $0.23 for the three months ended June 30, 2026, a decrease of $0.02 per diluted common share from the three months ended March 31, 2026. The decrease in Distributable Earnings per diluted common share was primarily due to a decrease in net interest income of $0.03 per diluted common share.
For the three months ended June 30, 2026, we declared a cash dividend of $0.24 per common share which was paid on July 24, 2026.
Our book value per common share as of June 30, 2026 was $10.95, a decrease of $0.12 per common share from our book value per common share as of December 31, 2025 of $11.07. The decrease of $0.12 per common share was primarily due to (i) preferred stock dividends declared of $0.08 per common share, (ii) an increase in credit loss expense of $0.05 per share, which was partially offset by amortization of stock compensation expense of $0.04 per common share during the six months ended June 30, 2026. Additionally, on a net basis, book value per common share decreased $0.01 per common share due to share issuances and repurchases during the six months ended June 30, 2026.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2026	March 31, 2026
Net income	$13,132	$18,939
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(630)	(625)
Net income attributable to common stockholders - see Note 12	$9,354	$15,166
Weighted average common shares outstanding, basic	77,043,597	78,252,513
Weighted average common shares outstanding, diluted - see Note 12	78,025,668	79,063,393
Earnings per common share, basic(2)	$0.12	$0.19
Earnings per common share, diluted(2)	$0.12	$0.19
Dividends declared per common share	$0.24	$0.24
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2026	March 31, 2026
Net income attributable to common stockholders - see Note 12	$9,354	$15,166
Non-cash stock compensation expense	2,080	2,056
Depreciation and amortization	2,622	2,577
Credit loss expense (benefit), net	3,563	(286)
Distributable earnings	$17,619	$19,513
Weighted average common shares outstanding, basic	77,043,597	78,252,513
Weighted average common shares outstanding, diluted - see Note 12	78,025,668	79,063,393
Distributable earnings per common share, basic	$0.23	$0.25
Distributable earnings per common share, diluted	$0.23	$0.25

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	June 30, 2026	December 31, 2025
Total stockholders’ equity	$1,044,494	$1,068,023
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$843,119	$866,648
Number of common shares outstanding at period end	76,985,190	78,318,722
Book value per common share	$10.95	$11.07

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of June 30, 2026, our loans held for investment portfolio consisted of 52 first mortgage loans (or interests therein) totaling $4.5 billion of commitments with an unpaid principal balance of $4.3 billion. As of June 30, 2026, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of June 30, 2026, we had $174.8 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of June 30, 2026, we owned two office properties and four multifamily properties with an aggregate carrying value of $236.8 million.
During the three months ended June 30, 2026, we originated three mortgage loans with aggregate total loan commitments of $466.0 million, an aggregate initial unpaid principal balance of $450.0 million, and aggregate unfunded commitments at closing of $16.0 million. Loan fundings included $14.8 million of deferred future fundings related to previously originated loans. We received proceeds from one loan repayment in full of $227.1 million and partial principal payments of $47.3 million across two loans, for total loan repayments of $274.4 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	June 30, 2026	March 31, 2026
Loan originations and acquisitions — initial funding	$450,007	$135,548
Other loan fundings(1)	14,842	14,641
Loan repayments	(274,437)	(123,618)
Total loan activity, net	$190,412	$26,571
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.2 million and $0.2 million for the three months ended June 30, 2026 and March 31, 2026, respectively.
For the three months ended June 30, 2026, we generated interest income of $74.1 million and incurred interest expense of $50.4 million, which resulted in net interest income of $23.7 million.

The following table details overall statistics for our loans held for investment portfolio as of June 30, 2026 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	52	52
Floating rate loans	99.7%	99.7%
Total loan commitments	$4,508,434	$4,508,434
Unpaid principal balance(2)	$4,335,033	$4,335,033
Unfunded loan commitments(3)	$174,803	$174,803
Amortized cost	$4,321,538	$4,321,538
Weighted average credit spread	3.1%	3.1%
Weighted average all-in yield(4)	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.1	3.1
Weighted average LTV(6)	65.6%	65.6%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of June 30, 2026. As of June 30, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan.
(2)Unpaid principal balance includes PIK interest of $1.4 million related to one loan as of June 30, 2026.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of June 30, 2026, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of June 30, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2026, based on the unpaid principal balance of our total loan exposure, 55.2% of our loans were subject to yield maintenance or other prepayment restrictions and 44.8% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of June 30, 2026 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$440,979	$436,991	0.20%
0.51% to 1.00%	71,435	67,095	0.83
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	738,331	699,196	2.46
2.51% to 3.00%	1,756,508	1,663,292	2.88
3.01% to 3.50%	1,450,181	1,417,459	3.30
3.51% or greater	51,000	51,000	4.00
Total	$4,508,434	$4,335,033	2.66%
_________________________________
(1)Excludes capitalized interest of $1.4 million related to one loan.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing Arrangements.”

Real Estate Owned
As of June 30, 2026, we owned two office properties and four multifamily properties, each of which previously served as collateral for first mortgage loans. During the three and six months ended June 30, 2026, we did not acquire or sell any REO properties.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of June 30, 2026 (dollars in thousands):

Property type	Location	Month of acquisition	Carrying value
Office	Houston, TX	April 2023	$45,669
Office	Manhattan, NY	December 2023	35,071
Multifamily	Arlington Heights, IL	December 2023	65,328
Multifamily	San Antonio, TX	November 2024	29,323
Multifamily	San Antonio, TX	November 2024	25,860
Multifamily	Chicago, IL	December 2024	35,569
			$236,820

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	June 30, 2026		December 31, 2025
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	3	172,681	3	169,232
3	46	3,986,577	44	3,773,844
4	3	162,280	3	159,946
5	—	—	—	—
Totals	52	$4,321,538	50	$4,103,022
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	June 30, 2026			December 31, 2025
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	29	$2,322,232	3.0	28	$2,211,484	3.0
Industrial	10	951,322	3.0	8	715,816	3.0
Hotel	4	390,035	2.8	4	257,540	2.8
Life Science	3	333,477	3.0	3	333,477	3.0
Office	4	180,924	3.2	5	441,157	3.1
Mixed-Use	1	76,548	4.0	1	76,548	4.0
Self Storage	1	67,000	3.0	1	67,000	3.0
Totals	52	$4,321,538	3.0	50	$4,103,022	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of June 30, 2026, unchanged from December 31, 2025.
During the three months ended June 30, 2026, we did not upgrade or downgrade any of our loans as part of our quarterly risk rating process. We assigned an initial risk rating of "3" to three newly originated loans. We received repayment in full of one loan with an unpaid principal balance of $227.1 million and a risk rating of 3.0 as of March 31, 2026.
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and six months ended June 30, 2026, we recorded a an increase of $3.5 million and $3.3 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $80.7 million at quarter-end. This increase was primarily attributable to the net impact of our loan activity during the period and an increase due to changes to the macroeconomic assumptions employed in determining the general reserve. The allowance for credit losses reflects the impact of an uncertain macroeconomic environment, including ongoing concerns about growing geopolitical tensions and conflicts, the potential impact of market volatility and tariffs and the general level of forecasted interest rates. Additionally, the allowance for credit losses is impacted by loan specific property-level performance trends and local market fundamentals.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	June 30, 2026
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$77,750	$4,335,033	$2,930	$174,803	$4,508,434	179	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$77,750	$4,335,033	$2,930	$174,803	$4,508,434	179	bps

Financing Arrangements
Our financing arrangements include (i) secured financing arrangements utilized to finance our investment portfolio, and (ii) corporate financing arrangements used to repay outstanding indebtedness and for other general corporate purposes.
As of June 30, 2026, non-mark-to-market financing sources accounted for 85.2% of our total borrowings. The remaining 14.8% of our total borrowings, comprised primarily of three secured credit agreements, are subject to credit marks only. As of June 30, 2026, we did not have any non-consolidated senior interests.
The following table summarizes our financing arrangements (dollars in thousands):

			Outstanding principal balance
			June 30, 2026			December 31, 2025
	Basis of margin calls(1)	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$378,808	$378,808	$—	$369,767	$369,767
Wells Fargo(2)	Credit	25.0%	467,779	—	467,779	—	76,087	76,087
Barclays(3)	Credit	25.0%	—	—	—	—	—	—
Bank of America	Credit	25.0%	—	145,391	145,391	—	145,391	145,391
Citi(4)	Credit	25.0%	—	—	—	—	—	—
			467,779	524,199	991,978	—	591,245	591,245
Secured revolving credit facility
Syndicate lenders	None	100.0%	128,903	—	128,903	31,466	—	31,466

Asset-specific financings
HSBC Facility	None	20.0%	31,125	—	31,125	31,125	—	31,125
BMO Facility	None	25.0%	29,110	—	29,110	29,110	—	29,110
			60,235	—	60,235	60,235	—	60,235
Collateralized loan obligations
TRTX 2022-FL5	None	n.a	—	—	—	675,816	—	675,816
TRTX 2025-FL6	None	n.a	962,500	—	962,500	962,500	—	962,500
TRTX 2025-FL7	None	n.a	957,000	—	957,000	957,000	—	957,000
			1,919,500	—	1,919,500	2,595,316	—	2,595,316

Mortgage loan payable	None	n.a	31,200	—	31,200	31,200	—	31,200

Term Loan B	None	100.0%	400,000	—	400,000	—	—	—

Revolver	None	100.0%	—	—	—	—	—	—

Total indebtedness			$3,007,617	$524,199	$3,531,816	$2,718,217	$591,245	$3,309,462
Percentage of total indebtedness			85.2%	14.8%	100.0%	82.1%	17.9%	100.0%
____________________________
(1)Both the Wells Fargo and Citi secured credit agreements are subject to credit marks above specified LTV thresholds.
(2)On May 12, 2026, we executed an amendment of the secured credit agreement. For one year following the amendment, we are not subject to margin calls under this agreement.
(3)Upon the Barclays secured credit agreement initial maturity date during the three months ended June 30, 2026, we elected to terminate the financing arrangement. There were no outstanding borrowings associated with the secured credit agreement.
(4)On June 30, 2026, we closed a $500.0 million secured credit agreement with Citi.

Investment Portfolio Financing Arrangements
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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	June 30, 2026	December 31, 2025
Collateralized loan obligations	$1,919,500	$2,595,316
Secured credit agreements	991,978	591,245
Asset-specific financing arrangements	60,235	60,235
Secured revolving credit facility	128,903	31,466
Mortgage loan payable	31,200	31,200
Total	$3,131,816	$3,309,462
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.
Secured Credit Agreements
As of June 30, 2026, aggregate borrowings outstanding under our secured credit agreements totaled $1.0 billion. As of June 30, 2026, the overall weighted average interest rate was the benchmark interest rate plus 1.58% per annum and the overall weighted average advance rate was 77.9%. As of June 30, 2026, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 3.4 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of June 30, 2026 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$750,000	$510,190	78.9%	$396,499	$378,808	$17,691	$353,501	1.76%	11/17/31
Wells Fargo	850,000	974,770	77.0	744,627	467,779	276,848	105,373	1.49	05/12/28
Citi	500,000	—	—	—	—	—	500,000	—	06/30/28
Bank of America	200,000	185,312	80.0	148,249	145,391	2,858	51,751	1.38	06/06/29
Totals / weighted average	$2,300,000	$1,670,272	77.9%	$1,289,375	$991,978	$297,397	$1,010,625	1.58%
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
Generally, each of the secured credit agreements have “margin maintenance” provisions, which are designed to allow the lender to maintain a certain margin of credit enhancement against the assets which serve as collateral. The lender’s margin amount is typically based on a percentage of the market value of the asset and/or mortgaged property collateral; however, certain secured credit agreements may also involve margin maintenance based on maintenance of a minimum debt yield with respect to the cash flow from the underlying real estate collateral. In certain cases, margin maintenance provisions can relate to minimum debt yields for pledged collateral considered as a whole, or limits on concentration of loan exposure measured by property type or loan type.
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
As of June 30, 2026, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 22.1% compared to 21.2% as of December 31, 2025.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and six months ended June 30, 2026, the weighted average unused fee was 20 and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of June 30, 2026, we pledged two loan investments with an aggregate collateral principal balance of $198.5 million and had outstanding Term SOFR-based borrowings of $128.9 million.
Asset-Specific Financing Arrangements
As of June 30, 2026, we had two asset-specific financing arrangements with two third-party lenders and provide asset-specific financing on a non-mark-to-market basis with matched term. The BMO facility is 25% recourse to Holdco and the HSBC Facility is 20% recourse to Holdco.
The following table details our asset-specific financing arrangements (dollars in thousands):

	June 30, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,693	1.9%	4.2	1	$41,500	$41,200	4.2
BMO Facility	1	200,000	29,110	29,088	2.0%	1.2	1	42,522	42,522	1.2
Total / weighted average		$231,125	$60,235	$59,781	1.9%	2.8 years		$84,022	$83,722	2.8 years
_______________________
(1)Net of $0.5 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of June 30, 2026, we had two collateralized loan obligations, TRTX 2025-FL7 and TRTX 2025-FL6, totaling $1.9 billion, financing $2.2 billion, or 50.7%, of our loans held for investment portfolio. As of June 30, 2026, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 54.3% of our financing arrangements. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.75%, and have a weighted average advance rate of 87.3%. Each CRE CLO includes a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	June 30, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,088,272	3.07%	3.3
Financing provided	1	Term SOFR	962,500	955,110	1.83%	16.2
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,088,960	3.14%	3.4
Financing provided	1	Term SOFR	957,000	950,680	1.67%	16.9
Total
Collateral loan investments(4)	40	Term SOFR	$2,200,000	$2,177,232	3.10%	3.4 years
Financing provided(5)	2	Term SOFR	$1,919,500	$1,905,790	1.75%	16.6 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $85.4 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL6 and FL7 represent 25.4% and 25.3%, respectively, of the aggregate unpaid principal balance of our loans held for investment portfolio as of June 30, 2026.
(5)During the three months ended June 30, 2026, we recognized interest expense of $31.6 million, which includes $1.2 million of discount and deferred financing cost amortization. During the six months ended June 30, 2026, we recognized interest expense of $68.4 million, which includes $2.3 million of discount and deferred financing cost amortization.
During the six months ended June 30, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL7, six times, recycling $18.3 million of principal payments received. During the six months ended June 30, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL6 five times, recycling $117.3 million of principal payments received. The reinvestment periods for TRTX 2025-FL6 and TRTX 2025-FL7 will end on September 18, 2027 and May 18, 2028, respectively.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loan Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of June 30, 2026, the carrying value of the loan was $30.9 million.
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
As of June 30, 2026, there are no non-consolidated senior interests or retained mezzanine loans outstanding.

Corporate Financing Arrangements
We use the Term Loan B and the Revolver to further diversify our financing sources and expand our non-mark-to-market financing sources, thereby reducing our exposure to market volatility. These corporate financing arrangements may be used to repay outstanding indebtedness and for other general corporate purposes.
The following table details our corporate financing (dollars in thousands):

Outstanding principal balance
June 30, 2026
Term Loan B	$400,000
Revolver	—
Total	$400,000
Term Loan B
In May 2026, we closed the Term Loan B, a $400.0 million secured term loan at a price of 99.75%. The Term Loan B bears interest at Term SOFR plus 2.75%. The Term Loan B is subject to quarterly amortization equal to 0.25% of the aggregate original principal amount commencing with the last business day of December 2026.
The Term Loan B matures in May 2033 and contains customary covenants that restrict our ability and certain of our subsidiaries to incur liens on certain assets, materially alter the nature of its business, dispose of material assets, engage in mergers, consolidations and certain other fundamental changes, or engage in certain transactions with affiliates. Our obligations under the Term Loan B are guaranteed by certain subsidiaries of ours. Additionally, our obligations under the Term Loan B are secured on a first-priority basis by substantially all of our assets and certain subsidiaries of ours to the extent such assets are subject to a lien securing the obligations under the Term Loan B.
Revolver
In May 2026, we closed the Revolver, a $100.0 million revolving credit facility. The Revolver is not subject to amortization and matures in May 2031. The Revolver has an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears and an unused fee of 15 or 25 basis points, depending upon whether utilization exceeds 50.0%.
Financial Covenants for Outstanding Borrowings
For a description of our financial covenants and guarantees for outstanding borrowings related to our investment portfolio financing arrangements and corporate financing arrangements, see Note 6 and Note 7, respectively, to our Consolidated Financial Statements included in this Form 10-Q.
We were in compliance with all financial covenants for our financing arrangements to the extent of outstanding balances as of June 30, 2026 and December 31, 2025, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of June 30, 2026, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 10.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.66% and the weighted average interest rate floor on the liabilities was 0.07% as of June 30, 2026. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of June 30, 2026 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,325,105
Floating rate mortgage loan liabilities(1)(2)	(3,100,616)
Total floating rate mortgage loan exposure, net	$1,224,489
__________________________________
(1)As of June 30, 2026, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	June 30, 2026			March 31, 2026
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,079,681	$74,053	7.3%	$4,132,754	$74,179	7.2%
Core interest-earning assets	$4,079,681	$74,053	7.3%	$4,132,754	$74,179	7.2%

Interest-bearing liabilities:
Collateralized loan obligations	$2,214,021	$31,617	5.7%	$2,573,961	$36,742	5.7%
Secured credit agreements	942,475	12,977	5.5%	688,548	9,275	5.4%
Secured revolving credit facility	9,988	649	26.0%	31,973	925	11.6%
Asset-specific financing arrangements	60,235	915	6.1%	60,235	886	5.9%
Mortgage loan payable	31,200	634	8.1%	31,200	634	8.1%
Term Loan B	210,989	3,568	6.8%	—	—	—%
Revolver	—	27	—%	—	—	—%
Total interest-bearing liabilities	$3,468,908	$50,387	5.8%	$3,385,917	$48,462	5.7%
Net interest income(3)		$23,666			$25,717

Other Interest-earning assets:
Cash equivalents	$104,054	$692	2.7%	$88,475	$674	3.0%
Accounts receivable from servicer/trustee	131,337	3	0.0%	21,211	7	0.1%
Total interest-earning assets	$4,315,072	$74,748	6.9%	$4,242,440	$74,860	7.1%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2026. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,106,071	$148,232	7.2%	$3,305,418	$138,713	8.4%
Core interest-earning assets	$4,106,071	$148,232	7.2%	$3,305,418	$138,713	8.4%

Interest-bearing liabilities:
Collateralized loan obligations	$2,392,997	$68,358	5.7%	$2,098,483	$67,492	6.4%
Secured credit agreements	816,213	22,252	5.5%	417,599	13,323	6.4%
Secured revolving credit facility	20,920	1,574	15.0%	50,765	2,508	9.9%
Asset-specific financing arrangements	60,235	1,800	6.0%	103,892	4,069	7.8%
Mortgage loan payable	31,200	1,270	8.1%	31,200	1,275	8.2%
Term Loan B	106,077	3,568	6.7%	—	—	—%
Revolver	—	27	—%	—	—	—%
Total interest-bearing liabilities	$3,427,642	$98,849	5.8%	$2,701,939	$88,667	6.5%
Net interest income(3)		$49,383			$50,046

Other Interest-earning assets:
Cash equivalents	$96,308	$1,366	2.8%	$219,896	$4,639	4.2%
Accounts receivable from servicer/trustee	76,578	11	0.0%	34,105	17	0.1%
Total interest-earning assets	$4,278,957	$149,609	7.0%	$3,559,419	$143,369	8.1%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of June 30, 2026. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended June 30, 2026 and March 31, 2026
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026(2)	Variance
Interest income and interest expense
Interest income	$74,053	$74,179	$(126)
Interest expense	(50,387)	(48,462)	(1,925)
Net interest income	23,666	25,717	(2,051)
Other revenue
Other income, net	1,261	3,303	(2,042)
Revenue from real estate owned operations	9,081	8,288	793
Total other revenue	10,342	11,591	(1,249)
Other expenses
Professional fees	1,321	1,468	(147)
General and administrative	953	910	43
Stock compensation expense	2,080	2,056	24
Servicing and asset management fees	250	525	(275)
Management fee	5,342	5,315	27
Expenses from real estate owned operations	7,266	8,269	(1,003)
Total other expenses	17,212	18,543	(1,331)
Credit loss (expense) benefit, net	(3,563)	286	(3,849)
Income before income taxes	13,233	19,051	(5,818)
Income tax expense, net	(101)	(112)	11
Net income	$13,132	$18,939	$(5,807)
Preferred stock dividends and participating securities' share in earnings	(3,778)	(3,773)	(5)
Net income attributable to common stockholders - see Note 12	$9,354	$15,166	$(5,812)
Other comprehensive income
Net income	$13,132	$18,939	$(5,807)
Comprehensive net income	$13,132	$18,939	$(5,807)
Earnings per common share, basic(1)	$0.12	$0.19	$(0.07)
Earnings per common share, diluted(1)	$0.12	$0.19	$(0.07)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended March 31, 2026 can be found in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed with the SEC on April 28, 2026.
Net Interest Income
Net interest income decreased by $2.1 million to $23.7 million during the three months ended June 30, 2026 compared to $25.7 million for the three months ended March 31, 2026. The decrease was primarily attributable to an increase in interest expense resulting from an increase in the outstanding balance of our investment portfolio financing arrangements and the close of the Term Loan B.
Other Revenue
Other revenue decreased $1.2 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to a decrease in other income, net attributable to proceeds received in excess of a holdback related to a previous loan sale during the three months ended March 31, 2026.

Other Expenses
Other expenses decreased $1.3 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to a decrease in expenses from REO operations of $1.0 million.
Credit Loss (Expense) Benefit, net
Credit loss (expense) benefit, net increased by $3.8 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The increase was primarily due to a $3.6 million expense recorded during the three months ended June 30, 2026 compared to $0.3 million benefit during the comparable period. Credit loss expense during the three months ended June 30, 2026 was primarily due to a net increase of $2.1 million resulting from loan origination and full loan repayment activity during the quarter and a net increase of $1.5 million related to changes to the macroeconomic environment and underlying collateral performance. Credit loss benefit during the three months ended March 31, 2026 was primarily due to a net decrease of $0.2 million resulting from loan origination and full loan repayment activity during the quarter and a net decrease of $0.1 million related to changes to the macroeconomic environment. See Notes 3 and 16 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended June 30, 2026 and March 31, 2026, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended June 30, 2026, we declared cash dividends of $0.24 per common share, or $18.9 million. During the three months ended March 31, 2026, we declared cash dividends of $0.24 per common share, or $19.2 million.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Six Months Ended
	June 30, 2026	June 30, 2025	Variance
Interest income and interest expense
Interest income	$148,232	$138,713	$9,519
Interest expense	(98,849)	(88,667)	(10,182)
Net interest income	49,383	50,046	(663)
Other revenue
Other income, net	4,564	4,675	(111)
Revenue from real estate owned operations	17,369	18,510	(1,141)
Total other revenue	21,933	23,185	(1,252)
Other expenses
Professional fees	2,789	2,392	397
General and administrative	1,863	2,090	(227)
Stock compensation expense	4,136	4,016	120
Servicing and asset management fees	775	1,014	(239)
Management fee	10,657	10,347	310
Expenses from real estate owned operations	15,535	20,606	(5,071)
Total other expenses	35,755	40,465	(4,710)
Gain on sale of real estate owned, net	—	6,970	(6,970)
Credit loss expense, net	(3,277)	(5,202)	1,925
Income before income taxes	32,284	34,534	(2,250)
Income tax expense, net	(213)	(184)	(29)
Net income	$32,071	$34,350	$(2,279)
Preferred stock dividends and participating securities' share in earnings	(7,551)	(7,509)	(42)
Net income attributable to common stockholders - see Note 12	$24,520	$26,841	$(2,321)
Other comprehensive income
Net income	$32,071	$34,350	$(2,279)
Comprehensive net income	$32,071	$34,350	$(2,279)
Earnings per common share, basic(1)	$0.32	$0.33	$(0.01)
Earnings per common share, diluted(1)	$0.31	$0.33	$(0.02)
Dividends declared per common share	$0.48	$0.48	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
Net Interest Income
Net interest income decreased $0.7 million to $49.4 million during the six months ended June 30, 2026 compared to $50.0 million for the six months ended June 30, 2025. The decrease was primarily due to an increase in the average outstanding balance of the financing arrangements as well as a decline in the average index rate and credit spread, partially offset by an increase in the average outstanding balance of the loan portfolio. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 2.19% as of June 30, 2025 to 2.66% as of June 30, 2026.
Other Revenue
Other revenue decreased $1.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in operating revenue from six properties held during the six months ended June 30, 2026, compared to eight properties held during the six months ended June 30, 2025.

Other Expenses
Other expenses decreased $4.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in expenses from REO operations of $5.1 million from six properties held during the six months ended June 30, 2026 compared to eight properties held during the six months ended June 30, 2025. This decrease was partially offset by an increase in professional fees of $0.4 million related to an increase in legal fees. Management fees increased by $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gain on Sale of Real Estate Owned, net
During the six months ended June 30, 2025, we sold two office REO properties for net cash proceeds of $39.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any REO during the six months ended June 30, 2026.
Credit Loss Expense, net
Credit loss expense, net decreased by $1.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to a $3.3 million expense recognized during the six months ended June 30, 2026 compared to a $5.2 million expense recognized during the comparable period. Credit loss expense during the six months ended June 30, 2026, was primarily due to a net increase of $2.0 million resulting from loan origination and full loan repayment activity and a net increase of $1.3 million related to changes to the macroeconomic environment and underlying collateral performance. Credit loss expense during the six months ended June 30, 2025, was primarily due to an increase of $3.9 million which reflects the impact of an uncertain macroeconomic environment and an increase of $1.3 million related to our loan origination and repayment activity. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the six months ended June 30, 2026 and 2025, we declared and paid cash dividends of $6.3 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the six months ended June 30, 2026, we declared cash dividends of $0.48 per common share, or $38.2 million. During the six months ended June 30, 2025, we declared cash dividends of $0.48 per common share, or $39.4 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, the Term Loan B, the Revolver, and non-consolidated senior interests. As of June 30, 2026, we had 77.0 million shares of common stock outstanding representing $0.8 billion of stockholders’ equity, and $3.5 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5, 6 and 7 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings, collateralized loan obligations, the Term Loan B and the Revolver.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	June 30, 2026	December 31, 2025
Debt-to-equity ratio(1)	2.94x	3.02x
Total leverage ratio(2)	3.32x	3.02x
__________________________________
(1)Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, secured credit agreements, asset-specific financing arrangements, a secured revolving credit facility, and mortgage loans payable, less cash, to (ii) total stockholders’ equity, at period end.
(2)Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, secured credit agreements, asset-specific financing arrangements, a secured revolving credit facility, mortgage loans payable, the Term Loan B, and the Revolver plus non-consolidated senior interests sold or co-originated (if any), less cash, to (ii) total stockholders’ equity, at period end.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under secured credit agreements, available borrowings under our asset-specific financing arrangements, capacity in our collateralized loan obligations available for reinvestment, and the Revolver.
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$65,577	$87,613
Secured credit agreements	297,397	21,433
Secured revolving credit facility	20,000	30,000
Asset-specific financing arrangements	—	—
Collateralized loan obligation proceeds held at trustee	5,207	3,976
Revolver	100,000	—
Total	$488,181	$143,022
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the six months ended June 30, 2026, loan repayments totaled $398.1 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $186.0 million that are eligible to pledge under our existing financing arrangements. We also hold six REO properties with an aggregate carrying value of $236.8 million. One of our REO properties is financed and the remaining five properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.

Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $3.5 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, collateralized loan obligations, the Term Loan B, and the Revolver, the repurchase or deleveraging of loans, $174.8 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on September 3, 2025.
Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$46,135	$43,859
Cash flows used in investing activities	(220,658)	(457,730)
Cash flows provided by financing activities	152,466	389,810
Net change in cash, cash equivalents, and restricted cash	$(22,057)	$(24,061)
Operating Activities
During the six months ended June 30, 2026 and 2025, cash flows provided by operating activities totaled $46.1 million and $43.9 million, respectively, primarily related to the change in accrued expenses and other assets during the period.
Investing Activities
During the six months ended June 30, 2026, cash flows used in investing activities totaled $220.7 million primarily due to new loan originations of $583.4 million, advances on loans of $29.1 million, and capital expenditures related to real estate owned of $5.0 million, partially offset by loan repayments of $396.8 million. During the six months ended June 30, 2025, cash flows used in investing activities totaled $457.7 million primarily due to new loan originations of $665.7 million, advances on loans of $22.1 million, and capital expenditures related to real estate owned of $1.4 million, partially offset by loan repayments of $192.0 million and proceeds from the sale of real estate owned of $39.4 million.
Financing Activities
During the six months ended June 30, 2026, cash flows provided by financing activities totaled $152.5 million primarily due to the issuance of the Term Loan B of $399.0 million, borrowings on our secured financing agreements of $839.6 million partially offset by repayments of CRE CLO liabilities of $675.8 million as a result of the redemption of TRTX 2022-FL5 and repayment of underlying loans, payments on secured financing agreements of $341.4 million, payment of dividends on our common stock and Series C Preferred Stock of $44.9 million, and payments to retire common stock of $15.1 million. During the six months ended June 30, 2025, cash flows provided by financing activities totaled $389.8 million primarily due to $960.1 million of net proceeds from the issuance of TRTX 2025-FL6, borrowings on our secured financing agreements of $420.3 million, partially offset by repayments on CRE CLO liabilities of $192.4 million as a result of the redemption of TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $567.5 million, payments on asset-specific financing arrangements of $157.4 million, payment of dividends on our common stock and Series C Preferred Stock of $46.2 million, and payments to retire common stock of $15.7 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2026 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$174,803	$22,362	$136,474	$15,967	$—
Collateralized loan obligations—principal(2)	1,919,500	—	89,630	1,763,308	66,562
Secured credit agreements—principal(3)	991,978	—	613,170	—	378,808
Secured revolving credit facility—principal(3)	128,903	—	128,903	—	—
Asset-specific financing arrangements—principal(4)	60,235	—	29,110	31,125	—
Mortgage loan payable—principal	31,200	—	31,200	—	—
Term Loan B—principal	400,000	2,993	7,871	7,715	381,421
Collateralized loan obligations—interest(5)	425,097	105,171	205,979	113,846	101
Secured credit agreements—interest(5)	179,341	52,604	77,133	41,574	8,030
Secured revolving credit facility—interest(5)	12,001	7,387	4,614	—	—
Asset-specific financing arrangements—interest(5)	9,347	3,420	3,829	2,098	—
Mortgage loan payable—interest	4,902	2,428	2,474	—	—
Term Loan B—interest(5)	169,675	19,424	51,090	50,077	49,084
Total	$4,506,982	$215,789	$1,381,477	$2,025,710	$884,006
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements, collateralized loan obligations, Term Loan B and Revolver and the interest rates in effect as of June 30, 2026 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
With respect to our debt obligations that are contractually due within the next five years, we plan to employ several strategies to meet these obligations, including: (i) exercising maturity date extension options that exist in our current financing arrangements; (ii) negotiating extensions of terms with our providers of credit; (iii) periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness; (iv) the issuance of additional structured finance vehicles, such as collateralized loan obligations similar to TRTX 2025-FL7 or TRTX 2025-FL6 as a method of financing; (v) the establishment of new asset-specific financing arrangements, including matched-term note-on-note facilities; (vi) term loans with private lenders; (vii) selling loans and REO to generate cash to repay our debt obligations; (viii) encumbering REO properties to generate cash; and/or (ix) applying repayments from underlying loans to satisfy the debt obligations which they secure. Although these avenues have been available to us in the past, we cannot offer any assurance that we will be able to access any or all of these alternatives in the future.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the six months ended June 30, 2026, our Manager did not earn an incentive management fee. See Note 11 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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
On June 12, 2026, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.9 million in the aggregate, for the second quarter of 2026. The common stock dividend was paid on July 24, 2026 to the holders of record of our common stock as of June 26, 2026.
On June 8, 2026, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the second quarter of 2026. The Series C Preferred Stock dividend was paid on June 30, 2026 to the preferred stockholders of record as of June 18, 2026.
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
For the six months ended June 30, 2026 and 2025, common stock dividends in the amount of $38.2 million and $39.4 million, respectively, were declared and approved.
As of June 30, 2026 and December 31, 2025, common stock dividends of $18.9 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three and six months ended June 30, 2026, we recognized an increase of $3.5 million and $3.3 million, respectively, to our allowance for credit losses. The credit loss allowance was $80.7 million as of June 30, 2026. During the three and six months ended June 30, 2026, we recognized $3.6 million of credit loss expense, net and $3.3 million of credit loss expense, net, respectively.

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
Subsequent Events
For a discussion of subsequent events, see Note 17 to our Consolidated Financial Statements included in this Form 10-Q.

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of June 30, 2026 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	11/25/2025	$285.0	$271.8	$270.7	S + 2.6%	S + 2.8%	Floating	12/9/2030	New York City, NY	Multifamily	Bridge	$602,537 Unit	69.5%	3
2	Senior Loan(10)	7/28/2022	256.3	254.2	254.2	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	78.3%	3
3	Senior Loan	6/26/2026	222.6	208.6	208.6	S + 2.6%	S + 2.9%	Floating	7/9/2031	Various, Various	Industrial	Bridge	$68 Sq ft	58.7%	3
4	Senior Loan	5/5/2021	194.5	194.5	194.5	S + 3.4%	S + 3.5%	Floating	5/9/2028	Daly City, CA	Life Science	Moderate Transitional	$492 Sq ft	63.1%	3
5	Senior Loan	4/13/2026	175.4	175.4	175.4	S + 3.0%	S + 3.2%	Floating	5/9/2031	Boston, MA	Hotel	Bridge	$613,287 Unit	65.4%	3
6	Senior Loan	6/30/2025	173.0	162.9	162.9	S + 2.7%	S + 3.0%	Floating	7/9/2030	Los Angeles, CA	Multifamily	Bridge	$364,211 Unit	72.1%	3
7	Senior Loan(11)	6/26/2025	157.8	152.3	151.3	S + 3.2%	S + 3.4%	Floating	7/9/2030	Various, Various	Industrial	Bridge	$87 Sq ft	62.8%	3
8	Senior Loan	12/31/2024	129.0	116.3	115.6	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
9	Senior Loan	11/13/2024	113.0	110.0	109.7	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
10	Senior Loan	7/20/2021	106.0	106.0	106.0	S + 3.5%	S + 3.9%	Floating	8/9/2026	Various, NJ	Multifamily	Bridge	$117,796 Unit	71.3%	3
11	Senior Loan	8/28/2025	101.5	101.5	100.8	S + 3.8%	S + 4.1%	Floating	9/9/2030	Nashville, TN	Hotel	Bridge	$331,699 Unit	67.7%	3
12	Senior Loan	11/26/2025	98.5	92.4	91.9	S + 2.5%	S + 2.8%	Floating	12/9/2030	San Antonio, TX	Multifamily	Bridge	$278,249 Unit	66.1%	3
13	Senior Loan	11/26/2025	97.0	74.6	74.0	S + 3.1%	S + 3.5%	Floating	12/9/2030	Glendale, AZ	Industrial	Moderate Transitional	$84 Sq ft	46.9%	3
14	Senior Loan	10/10/2025	96.5	89.2	88.5	S + 2.7%	S + 2.9%	Floating	11/9/2030	McDonough, GA	Industrial	Light Transitional	$62 Sq ft	62.8%	3
15	Senior Loan	12/19/2025	96.5	83.2	82.4	S + 2.6%	S + 2.9%	Floating	1/9/2031	Myerstown, PA	Industrial	Light Transitional	$82 Sq ft	54.8%	3
16	Senior Loan	7/3/2024	96.0	96.0	95.7	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
17	Senior Loan	12/30/2025	95.2	94.1	94.1	S + 2.6%	S + 2.9%	Floating	1/9/2031	San Antonio, TX	Multifamily	Bridge	$253,733 Unit	68.8%	3
18	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
19	Senior Loan	6/14/2021	92.6	92.6	92.6	S + 3.2%	S + 3.5%	Floating	7/9/2027	Hayward, CA	Life Science	Moderate Transitional	$250 Sq ft	49.7%	3
20	Senior Loan	11/21/2022	87.0	79.1	79.1	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
21	Senior Loan	1/30/2026	81.0	78.5	77.8	S + 2.7%	S + 3.0%	Floating	2/9/2031	Dallas, TX	Multifamily	Bridge	$187,500 Unit	65.1%	3
22	Senior Loan	12/20/2018	78.8	76.5	76.5	S + 1.8%	S + 1.9%	Floating	1/9/2028	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
23	Senior Loan	6/18/2025	71.5	70.6	70.1	S + 2.7%	S + 3.0%	Floating	7/9/2030	Charlottesville, VA	Multifamily	Bridge	$314,978 Unit	66.9%	3
24	Senior Loan	4/29/2025	70.0	69.9	69.7	S + 2.9%	S + 3.2%	Floating	5/9/2030	Minneapolis, MN	Multifamily	Bridge	$202,312 Unit	67.0%	3
25	Senior Loan	6/6/2025	68.0	65.5	65.1	S + 2.8%	S + 3.1%	Floating	6/9/2030	Lauderhill, FL	Multifamily	Bridge	$167,901 Unit	70.7%	3
26	Senior Loan	6/24/2026	68.0	66.0	65.3	S + 2.9%	S + 3.2%	Floating	7/9/2031	Dallas, TX	Multifamily	Bridge	$226,667 Unit	69.5%	3
27	Senior Loan	2/26/2026	67.4	58.8	58.2	S + 2.8%	S + 3.1%	Floating	3/9/2031	Portland, OR	Industrial	Light Transitional	$92 Sq ft	60.0%	3
28	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
29	Senior Loan	11/30/2021	65.6	64.8	64.8	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
30	Senior Loan	9/30/2025	65.4	56.5	56.0	S + 2.7%	S + 3.0%	Floating	10/9/2030	Passaic, NJ	Industrial	Bridge	$221 Sq ft	55.2%	3
31	Senior Loan	8/22/2025	64.0	62.5	62.0	S + 3.3%	S + 3.6%	Floating	9/9/2030	Various, Various	Industrial	Bridge	$42 Sq ft	60.1%	3
32	Senior Loan	9/13/2024	63.0	63.0	62.9	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2
33	Senior Loan	11/3/2023	62.0	61.5	61.5	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	2
34	Senior Loan(12)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.8%	Floating	9/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
35	Senior Loan	4/21/2025	61.0	61.0	60.6	S + 2.8%	S + 3.1%	Floating	5/9/2030	Atlanta, GA	Multifamily	Bridge	$255,230 Unit	69.1%	3
36	Senior Loan	12/29/2025	58.3	54.9	54.7	S + 2.4%	S + 2.8%	Floating	7/9/2030	Fairfield, CA	Industrial	Light Transitional	$96 Sq ft	66.6%	3

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	10/24/2025	54.0	53.5	53.0	S + 3.2%	S + 3.5%	Floating	11/9/2030	Sunbury, OH	Multifamily	Bridge	$180,000 Unit	63.2%	3
38	Senior Loan	6/6/2025	52.1	51.9	51.6	S + 2.8%	S + 3.1%	Floating	6/9/2030	Wesley Chapel, FL	Multifamily	Bridge	$180,903 Unit	67.3%	3
39	Senior Loan	1/17/2024	51.3	48.5	48.3	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	2
40	Senior Loan	12/20/2017	51.0	51.0	51.0	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
41	Senior Loan	6/2/2021	48.6	48.6	48.6	S + 3.9%	S + 4.2%	Floating	12/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
42	Senior Loan	7/29/2025	48.3	48.3	47.9	S + 2.8%	S + 3.1%	Floating	8/9/2030	Charlotte, NC	Multifamily	Bridge	$197,787 Unit	76.0%	3
43	Senior Loan(13)	3/30/2018	46.9	43.2	43.2	S + 5.5%	S + 5.9%	Floating	12/15/2026	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
44	Senior Loan	8/26/2021	46.4	46.4	46.4	S + 3.4%	S + 3.6%	Floating	9/9/2028	San Diego, CA	Life Science	Moderate Transitional	$545 Sq ft	72.1%	3
45	Senior Loan	8/10/2022	46.2	42.5	42.5	S + 2.5%	S + 2.9%	Floating	9/9/2027	Plano, TX	Multifamily	Moderate Transitional	$173,534 Unit	66.3%	4
46	Senior Loan	10/24/2025	46.0	44.2	43.8	S + 3.2%	S + 3.5%	Floating	11/9/2030	Columbus, OH	Multifamily	Bridge	$226,601 Unit	63.8%	3
47	Senior Loan	8/28/2024	45.0	43.3	43.2	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
48	Senior Loan	3/28/2024	34.0	33.1	33.0	S + 3.9%	S + 4.3%	Floating	4/9/2029	Mesa, AZ	Multifamily	Bridge	$173,469 Unit	72.9%	3
49	Senior Loan	1/19/2024	31.0	30.3	30.3	S + 3.4%	S + 3.7%	Floating	2/9/2029	Castle Rock, CO	Multifamily	Moderate Transitional	$303,922 Unit	63.7%	3
50	Senior Loan	8/23/2022	30.6	30.1	30.1	S + 4.0%	S + 4.8%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$125,392 Unit	68.5%	3
51	Senior Loan	6/29/2022	24.5	23.9	23.9	S + 3.9%	S + 4.1%	Floating	11/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
52	Senior Loan	10/27/2021	12.9	10.1	10.1	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$37 Sq ft	70.6%	3
Subtotal / weighted average(8)			$4,508.4	$4,335.0	$4,321.5	S +3.1%	S +3.4%		3.1 years					65.6%	3.0
Total / weighted average(8)			$4,508.4	$4,335.0	$4,321.5	S +3.1%	S +3.4%		3.1 years					65.6%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of June 30, 2026 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of June 30, 2026, based on unpaid principal balance, 55.2% of our loans were subject to yield maintenance or other prepayment restrictions and 44.8% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of June 30, 2026 for the loans, 99.8% of which are floating rate.
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
(12)This loan was originated by a third-party on June 9, 2021 and acquired by us on September 1, 2022.
(13)This loan is comprised of a first mortgage loan of $42.4 million and a subordinate loan of $4.5 million, both of which we own. The first mortgage loan carries an interest rate of S+3.76% and the subordinate loan has a fixed 18% interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of June 30, 2026, the weighted average interest rate floor for our loan portfolio was 2.66%. As of June 30, 2026, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of June 30, 2026, less than 10.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.07% as of June 30, 2026.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following June 30, 2026, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,325,105	Interest income	$10,685	$(10,329)	$21,448	$(19,171)	$32,261	$(25,689)
Floating rate mortgage loan liabilities	(3,100,616)	Interest expense	(7,752)	7,752	(15,503)	15,503	(23,255)	23,255
Total floating rate mortgage loan exposure, net	$1,224,489	Total change in net interest income	$2,933	$(2,577)	$5,945	$(3,668)	$9,006	$(2,434)
__________________________
(1)As of June 30, 2026, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings. See the “Litigation” section of Note 15 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
The following risk factor replaces the risk factor disclosed under a similar heading under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026. Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.
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
To the extent any TPG Funds, including a TRECO Fund, otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, then, pursuant to TPG’s allocation policy, investment opportunities that fall within such common objectives or guidelines will generally be allocated among our company and one or more of such TPG Funds, including a TRECO Fund, on a basis that our Manager and applicable TPG affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations:
◦our and the relevant TPG Funds’ investment focuses and objectives;
◦the TPG professionals who sourced the investment opportunity;
◦the TPG professionals who are expected to oversee and monitor the investment;
◦the expected amount of capital required to make the investment, as well as our and the relevant TPG Funds’ current and projected capacity for investing (including for any potential follow-on investments);
◦our and the relevant TPG Funds’ targeted rates of return and investment holding periods;
◦the stage of development of the prospective portfolio company or borrower;
◦our and the relevant TPG Funds’ respective existing portfolio of investments;
◦the investment opportunity’s risk profile;
◦our and the relevant TPG Funds’ respective expected life cycles;
◦any investment targets or restrictions (e.g., industry, size, etc.) that apply to us and the relevant TPG Funds;
◦our ability and the ability of the relevant TPG Funds to accommodate structural, timing and other aspects of the investment process; and
◦legal, tax, contractual, regulatory or other considerations that our Manager and applicable TPG affiliates deem relevant.
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

•Co-Investments with Other TPG Vehicles. We are considering co-investing, and may in the future co-invest, together with TPG investment vehicles (including TPG Funds) in some of our investment opportunities. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when TPG investment vehicles (including TPG Funds) have interests or requirements that do not align with our interests, including differing liquidity needs, financing arrangements or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. These conflicts may be heightened where our Manager or its affiliates have incentives to support any such investment vehicle, preserve its financing or avoid a default, and may influence decisions regarding enforcement, defaults, workouts, restructurings, exits, amendments, waivers and the allocation of expenses, reimbursements, collateral proceeds or other recoveries, any of which may not be resolved in our favor.
•Providing Credit or Other Financial Support to Other TPG Vehicles. In the event that we co-invest in an investment opportunity with a TPG investment vehicle (such as a TPG Fund), it is possible that both we and such vehicle would finance the investment with debt. In connection with such co-investments, we are considering providing, and may in the future provide, guarantees, indemnities, collateral support, or other similar credit or financial support for debt obligations or financing arrangements of any such TPG investment vehicle (including TPG Funds). We may determine to provide such credit or financial support where our Manager believes that doing so would facilitate our participation in an investment opportunity that might not otherwise be available to us, permit us to participate in such opportunity on a scale or on terms that our Manager believes are advantageous to us, or otherwise enhance the overall structure or execution of the co-investment. However, the provision of any such credit or financial support could expose us to potential liabilities or funding obligations that are disproportionate to the size of our investment or economic interest in the relevant opportunity, reduce our liquidity, restrict or encumber our assets, increase our leverage or contingent liabilities and otherwise adversely affect us.
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
The following table provides information about common stock purchases by or on behalf of us pursuant to our share repurchase program during the three months ended June 30, 2026:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the programs
April 1, 2026	April 30, 2026	587,700	$8.12	587,700	$4,784,716	$15,330,779
May 1, 2026	May 31, 2026	412,469	8.33	1,000,169	3,445,613	11,885,166
June 1, 2026	June 30, 2026	301,475	8.46	1,301,644	2,553,370	9,331,796
Total/Average		1,301,644	$8.26		$10,783,699
________________________________
(1)On September 4, 2025, the Company announced that its Board of Directors had approved a new share repurchase program (the "Program") pursuant to which the Company is authorized to repurchase up to $25.0 million of the Company's common stock. The Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans. During the three months ended June 30, 2026, the Company repurchased 1,301,644 shares of common stock under the Program, at a weighted average price of $8.26 per share, for total consideration (including commissions and related fees) of $10.8 million. As of June 30, 2026, the Company had $9.3 million of remaining capacity under the Program. See Note 17 to the consolidated financial statements included in this Form 10-Q for details regarding the Company's repurchases of shares of common stock under the Program during the period from July 1, 2026 through July 24, 2026.
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

10.1
Credit Agreement, dated as of May 14, 2026, by and among TPG RE Finance Trust, Inc., Wells Fargo Bank, N.A., and certain other lenders and issuing banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on May 15, 2026)

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

Date: July 28, 2026	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Brandon Fox
Brandon Fox
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)