Form 10-Q
period 2026-09-30
TPG RE Finance Trust, Inc.
filed 2026-10-26
CIK 1630472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 75,826,954 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
TPG RE Finance Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
Assets(1)
Cash and cash equivalents	$70,826	$87,613
Restricted cash	265	654
Collateralized loan obligation proceeds held at trustee	11,491	3,976
Accounts receivable from servicer/trustee	2,275	717
Accrued interest and fees receivable	31,149	28,430
Loans held for investment	4,916,375	4,103,022
Allowance for credit losses	(73,955)	(74,503)
Loans held for investment, net (includes $2,473,754 and $850,661, respectively, pledged as collateral under secured financing agreements)	4,842,420	4,028,519
Real estate owned, net	255,213	224,386
Other assets	29,222	31,935
Total assets	$5,242,861	$4,406,230
Liabilities and stockholders’ equity(1)
Liabilities
Accrued interest payable	$6,441	$6,751
Accrued expenses and other liabilities(2)	13,692	15,884
Collateralized loan obligations, net	1,907,145	2,579,920
Secured financing agreements, net	1,782,403	618,470
Asset-specific financings, net	30,743	59,780
Mortgage loans payable, net	59,950	30,838
Term Loan B, net	393,268	—
Payable to affiliates	5,326	5,274
Deferred revenue	1,255	1,940
Dividends payable	18,512	19,350
Total liabilities	4,218,735	3,338,207
Commitments and contingencies - see Note 15
Stockholders' equity
Series A preferred stock ($0.001 par value per share; 100,000,000 and 100,000,000 shares authorized; 125 and 125 shares issued and outstanding, respectively) ($125 aggregate liquidation preference)	—	—
Series C preferred stock ($0.001 par value per share; 8,050,000 shares authorized; 8,050,000 and 8,050,000 shares issued and outstanding, respectively) ($201,250 aggregate liquidation preference)	8	8
Common stock ($0.001 par value per share; 302,500,000 and 302,500,000 shares authorized, respectively; 75,826,954 and 78,318,722 shares issued and outstanding, respectively)	76	78
Additional paid-in-capital	1,745,918	1,740,585
Accumulated deficit	(721,876)	(672,648)
Total stockholders' equity	1,024,126	1,068,023
Total liabilities and stockholders' equity	$5,242,861	$4,406,230
________________________
(1)The Company’s consolidated Total Assets and Total Liabilities as of September 30, 2026 include assets and liabilities of variable interest entities (“VIEs”) of $2.3 billion and $1.9 billion, respectively. The Company’s consolidated Total Assets and Total Liabilities as of December 31, 2025 include assets and liabilities of VIEs of $3.1 billion and $2.6 billion, respectively. These assets can be used only to satisfy obligations of the VIEs, and creditors of the VIEs have recourse only to these assets, and not to TPG RE Finance Trust, Inc. See Note 5 to the Consolidated Financial Statements for details.
(2)Includes $2.2 million and $2.9 million of reserve for expected losses for unfunded loan commitments as of September 30, 2026 and December 31, 2025, respectively.
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Income
and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income and interest expense
Interest income	$82,339	$77,106	$230,571	$215,819
Interest expense	(55,655)	(48,818)	(154,504)	(137,485)
Net interest income	26,684	28,288	76,067	78,334
Other revenue
Other income, net	1,162	1,597	5,726	6,272
Revenue from real estate owned operations	8,078	7,956	25,447	26,466
Total other revenue	9,240	9,553	31,173	32,738
Other expenses
Professional fees	1,522	1,783	4,311	4,175
General and administrative	890	998	2,753	3,088
Stock compensation expense	1,254	1,389	5,390	5,405
Servicing and asset management fees	380	647	1,155	1,661
Management fee	5,326	5,237	15,983	15,584
Expenses from real estate owned operations	8,509	8,293	24,044	28,899
Total other expenses	17,881	18,347	53,636	58,812
Gain on sale of real estate owned, net	—	—	—	6,970
Credit loss (expense) benefit, net	(8,573)	2,608	(11,850)	(2,594)
Income before income taxes	9,470	22,102	41,754	56,636
Income tax expense, net	(104)	(109)	(317)	(293)
Net income	$9,366	$21,993	$41,437	$56,343
Preferred stock dividends and participating securities' share in earnings	(3,546)	(3,544)	(11,097)	(11,053)
Net income attributable to common stockholders - see Note 12	$5,820	$18,449	$30,340	$45,290
Earnings per common share, basic	$0.08	$0.23	$0.39	$0.57
Earnings per common share, diluted	$0.08	$0.23	$0.39	$0.56
Weighted average number of common shares outstanding
Basic:	76,333,913	78,515,639	77,202,980	79,646,365
Diluted:	76,491,356	78,813,809	77,811,788	80,182,854
Other comprehensive income
Net income	$9,366	$21,993	$41,437	$56,343
Comprehensive net income	$9,366	$21,993	$41,437	$56,343
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of
Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Shares	Par value	Additional paid-in-capital	Accumulated deficit	Total stockholders' equity
January 1, 2026	125	$—	8,050,000	$8	78,318,722	$78	$1,740,585	$(672,648)	$1,068,023
Issuance of common stock	—	—	—	—	39,079	*	—	—	—
Retired common stock	—	—	—	—	(556,592)	*	(10)	(4,487)	(4,497)
Amortization of stock compensation expense	—	—	—	—	—	—	2,056	—	2,056
Net income	—	—	—	—	—	—	—	18,939	18,939
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(19,239)	(19,239)
March 31, 2026	125	$—	8,050,000	$8	77,801,209	$78	$1,742,631	$(680,583)	$1,062,134
Issuance of common stock	—	—	—	—	485,625	*	—	—	—
Retired common stock	—	—	—	—	(1,301,644)	(1)	(25)	(10,758)	(10,784)
Amortization of stock compensation expense	—	—	—	—	—	—	2,080	—	2,080
Net income	—	—	—	—	—	—	—	13,132	13,132
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,920)	(18,920)
June 30, 2026	125	$—	8,050,000	$8	76,985,190	$77	$1,744,686	$(700,277)	$1,044,494
Issuance of common stock	—	—	—	—	4,782	*	—	—	—
Retired common stock	—	—	—	—	(1,163,018)	(1)	(22)	(9,309)	(9,332)
Amortization of stock compensation expense	—	—	—	—	—	—	1,254	—	1,254
Net income	—	—	—	—	—	—	—	9,366	9,366
Dividends on preferred stock	—	—	—	—	—	—	—	(3,148)	(3,148)
Dividends on common stock (dividends declared per share of $0.24)	—	—	—	—	—	—	—	(18,508)	(18,508)
September 30, 2026	125	$—	8,050,000	$8	75,826,954	$76	$1,745,918	$(721,876)	$1,024,126
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
See accompanying notes to the Unaudited Consolidated Financial Statements

TPG RE Finance Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$41,437	$56,343
Adjustment to reconcile net income to net cash flows from operating activities:
Amortization and accretion of premiums, discounts and loan origination fees, net	(5,841)	(3,246)
Amortization of deferred financing costs and debt issuance discount	6,598	4,605
Depreciation and amortization	7,676	10,127
Amortization of above and below-market leases	(101)	(26)
Accrued PIK interest	(1,243)	(505)
Gain on sale of real estate owned, net	—	(6,970)
Stock compensation expense	5,390	5,405
Increase of allowance for credit losses, net (see Note 3)	11,850	2,594
Cash flows due to changes in operating assets and liabilities:
Accounts receivable	(1,558)	(852)
Accrued interest and fees receivable	(2,842)	(4,573)
Accrued expenses and other liabilities	(1,262)	2,015
Accrued interest payable	(310)	(618)
Payable to affiliates	52	126
Deferred revenue	(685)	58
Other assets	1,367	1,221
Net cash provided by operating activities	60,528	65,704
Cash flows from investing activities:
Origination and acquisition of loans held for investment	(1,266,682)	(928,227)
Advances on loans held for investment	(100,068)	(30,191)
Principal repayments of loans held for investment	510,134	493,308
Capital expenditures related to real estate owned	(7,138)	(2,592)
Cash assumed from conversion of loans held for investment to real estate owned	234	—
Sale of real estate owned	—	39,443
Net cash used in investing activities	(863,520)	(428,259)
Cash flows from financing activities:
Payments on collateralized loan obligations	(675,816)	(415,306)
Proceeds from collateralized loan obligations	—	960,094
Payments on secured financing agreements	(588,850)	(901,191)
Proceeds from secured financing agreements	1,753,258	810,411
Payments on asset-specific financing arrangements	(29,110)	(157,390)
Proceeds from asset-specific financing arrangements	—	76,125
Proceeds from mortgage loans payable	29,110	—
Proceeds from Term Loan B	399,000	—
Payment of deferred financing costs	(10,214)	(12,379)
Payments to retire common stock	(24,613)	(24,962)
Payments of costs from issuance of common stock	—	(54)
Dividends paid on common stock	(57,509)	(59,377)
Dividends paid on preferred stock	(9,440)	(9,440)
Net cash provided by financing activities	785,816	266,531
Net change in cash, cash equivalents, and restricted cash	(17,176)	(96,024)
Cash, cash equivalents and restricted cash at beginning of period	88,267	190,483
Cash, cash equivalents and restricted cash at end of period	$71,091	$94,459

Supplemental disclosure of cash flow information:
Interest paid	$148,023	$133,499
Taxes paid	$369	$271
Supplemental disclosure of non-cash investing and financing activities:
Collateralized loan obligation proceeds held at trustee	$11,491	$44,233
Dividends declared, not paid	$18,512	$19,123
Principal repayments of loans held for investment held by servicer/trustee, net	$—	$72,000
Loan extinguishment upon conversion to REO	$29,826	$—
Conversion to real estate owned of loans held for investment - REO	$30,136	$—
Conversion to real estate owned of loans held for investment - Other liabilities	$544	$—
Accrued deferred financing costs	$429	$505
Accrued capital expenditures related to real estate owned	$238	$631
Accrued costs from issuance of common stock	$—	$281
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
As of September 30, 2026, REO depreciable assets are depreciated using the straight-line method over estimated useful lives as follows:

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
In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. For all such syndications the Company has completed through September 30, 2026, the Company transferred to a third-party lender, on a non-recourse basis, 100% of the senior mortgage loan that the Company originated, and retained as a loan investment a separate mezzanine loan investment secured by a pledge of the equity in the mortgage borrower. With respect to the senior mortgage loans transferred, the Company retains: no control over the mortgage loan; no economic interest in the mortgage loan; and no recourse to the purchaser or the borrower. Consequently, based on these circumstances and because the Company does not have any continuing involvement with the transferred senior mortgage loan, these syndications are accounted for as sales under GAAP and are removed from the Company’s consolidated financial statements at the time of transfer. The Company’s consolidated balance sheets only include the separate mezzanine loan remaining after the transfer.
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
•Secured revolving credit facilities, asset-specific financings, and mortgage loans payable: based on the rate at which a similar secured revolving credit facility, asset-specific financing, or mortgage loan payable would currently be priced, as corroborated by inquiry of other market participants.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash held in banks by the Company and the Company's REO properties, or invested in money market funds with original maturities of less than 90 days. The Company deposits its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2026 and December 31, 2025. The balances in these accounts may exceed the insured limits.
Pursuant to financial covenants applicable to the Company and Holdco, which is the guarantor of the Company’s recourse indebtedness, the Company is required to maintain minimum cash equal to the greater of (i) $15 million or (ii) the product of 5% and the aggregate recourse indebtedness of the Company and Holdco. As of September 30, 2026 and December 31, 2025, the Company held as part of its total cash balances $52.6 million and $15.0 million to comply with this covenant, respectively.
Restricted Cash
Restricted cash primarily represents deposits paid by potential borrowers to cover certain costs incurred by the Company in connection with loan originations. These deposits may be returned to borrowers, after deducting eligible transaction costs paid by the Company for the benefit of the borrowers, upon the closing of a loan transaction, or if a loan transaction does not close and deposit proceeds remain. As of September 30, 2026, $0.3 million of restricted cash was combined with cash and cash equivalents of $70.8 million in the consolidated statement of cash flows. As of December 31, 2025, $0.7 million of restricted cash was combined with cash and cash equivalents of $87.6 million in the consolidated statement of cash flows.
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

(3) Loans Held for Investment and the Allowance for Credit Losses
The Company originates and acquires first mortgage and mezzanine loans secured by commercial properties. The Company considers these loans to comprise a single portfolio of mortgage loans, and the Company has developed its systematic methodology to determine the allowance for credit losses based on a single portfolio. For purposes of certain disclosures herein, the Company disaggregates this portfolio segment into the following classes of finance receivables: senior loans; and subordinated and mezzanine loans. These loans can potentially subject the Company to concentrations of credit risk, including, without limitation: property type collateralizing the loan; loan category; loan size; loans to a single sponsor; and loans in a single geographic area. The Company’s loans held for investment are accounted for at amortized cost. Interest accrued but not yet collected is separately reported within accrued interest and fees receivable on the Company’s consolidated balance sheets. Amounts within that caption relating to loans held for investment were $19.6 million and $17.2 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, the Company originated 13 mortgage loans and acquired one mortgage loan with aggregate total loan commitments of $1.4 billion, an aggregate initial unpaid principal balance of $1.3 billion, and aggregate unfunded commitments at closing of $0.1 billion. Additionally, the Company received four full loan repayments totaling $425.8 million and received partial principal payments of $91.8 million across two loans, for total loan repayments of $517.6 million during the nine months ended September 30, 2026. The Company also converted to REO one loan with an unpaid principal balance of $42.8 million.
The following table details overall statistics for the Company's loans held for investment portfolio (dollars in thousands):

	September 30, 2026		December 31, 2025
	Balance sheet portfolio	Total loan exposure(1)	Balance sheet portfolio	Total loan exposure(1)
Number of loans	59	59	50	50
Floating rate loans	99.7%	99.7%	99.7%	99.7%
Total loan commitment	$5,168,717	$5,168,717	$4,290,603	$4,290,603
Unpaid principal balance(2)	$4,934,450	$4,934,450	$4,118,050	$4,118,050
Unfunded loan commitments(3)	$236,552	$236,552	$173,595	$173,595
Amortized cost	$4,916,375	$4,916,375	$4,103,022	$4,103,022
Weighted average credit spread	3.1%	3.1%	3.2%	3.2%
Weighted average all-in yield(4)	7.3%	7.3%	7.1%	7.1%
Weighted average term to extended maturity (in years)(5)	3.3	3.3	3.0	3.0
_______________________
(1)In certain instances, the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on the Company’s balance sheet. When the Company creates structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third party, the Company retains on its balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio the Company originated, acquired and financed. The Company had no non-consolidated senior interests as of September 30, 2026 and December 31, 2025. As of September 30, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan. As of December 31, 2025, total loan exposure includes one fixed rate contiguous mezzanine loan.
(2)Unpaid principal balance includes PIK interest of $2.3 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by the Company’s borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2026, all of the Company's floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount if any, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that the Company’s loans may be repaid prior to such date. As of September 30, 2026, based on the unpaid principal balance of the Company’s total loan exposure, 59.5% of the Company’s loans were subject to yield maintenance or other prepayment restrictions and 40.5% were open to repayment by the borrower without penalty.

The following tables present an overview of the Company’s loans held for investment portfolio by loan seniority (dollars in thousands):

	September 30, 2026
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,934,450	$(18,075)	$4,916,375
Total	$4,934,450	$(18,075)	$4,916,375
Allowance for credit losses			(73,955)
Loans held for investment, net			$4,842,420

	December 31, 2025
Loans held for investment, net	Outstanding principal	Unamortized premium (discount) and loan origination fees, net	Amortized cost
Senior loans(1)	$4,118,050	$(15,028)	$4,103,022
Total	$4,118,050	$(15,028)	$4,103,022
Allowance for credit losses			(74,503)
Loans held for investment, net			$4,028,519
________________________________
(1)Senior loans may include contiguous mezzanine loans and pari passu participations in senior mortgage loans.
The following table presents the Company’s loans held for investment portfolio activity (dollars in thousands):

	Amortized cost	Allowance for credit losses	Carrying value
Balance as of December 31, 2025	$4,103,022	$(74,503)	$4,028,519
Loans originated and acquired	1,266,682	—	1,266,682
Additional fundings	100,068	—	100,068
Accrued PIK interest	1,243	—	1,243
Amortization of origination fees and discounts	5,841	—	5,841
Collection of principal	(517,649)	—	(517,649)
Realized loss on loan write-offs, loan sales, and REO conversions	(13,006)	13,006	—
Loan extinguishment upon conversion to REO	(29,826)	—	(29,826)
Allowance for credit losses	—	(12,458)	(12,458)
Balance as of September 30, 2026	$4,916,375	$(73,955)	$4,842,420
As of September 30, 2026 and December 31, 2025, there was $17.5 million and $15.0 million, respectively, of unamortized loan fees included in loans held for investment, net in the consolidated balance sheets. As of September 30, 2026, there was $0.6 million of unamortized discounts included in loans held for investment, net in the consolidated balance sheet. As of December 31, 2025, there were no unamortized discounts included in loans held for investment, net in the consolidated balance sheet.

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
The following tables present the Company's loans held for investment portfolio on an amortized cost basis by origination year, grouped by risk rating (dollars in thousands):

	September 30, 2026
	Amortized cost by origination year
	2026	2025	2024	2023	2022	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	111,367	61,987	—	—	173,354
3	1,273,707	1,803,325	427,675	—	455,086	663,103	4,622,896
4	—	—	—	—	—	120,125	120,125
5	—	—	—	—	—	—	—
Total senior loans	$1,273,707	$1,803,325	$539,042	$61,987	$455,086	$783,228	$4,916,375
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$(13,006)	$—	$(13,006)

	December 31, 2025
	Amortized cost by origination year
	2025	2024	2023	2022	2021	Prior	Total
Senior loans by internal risk ratings:
1	$—	$—	$—	$—	$—	$—	$—
2	—	110,641	58,591	—	—	—	169,232
3	1,771,785	426,266	43,121	452,592	801,972	278,108	3,773,844
4	—	—	—	40,963	—	118,983	159,946
5	—	—	—	—	—	—	—
Total senior loans	$1,771,785	$536,907	$101,712	$493,555	$801,972	$397,091	$4,103,022
Senior loans:
Current-period realized loss on loan write-offs related to REO conversions	$—	$—	$—	$—	$—	$—	$—
Loans acquired are presented in the preceding tables in the column corresponding to the year of origination, not acquisition.
The table below summarizes the Company’s portfolio of loans held for investment on an amortized cost basis, by the results of the Company's internal risk rating review process (dollars in thousands):

Risk rating	September 30, 2026	December 31, 2025
1	$—	$—
2	173,354	169,232
3	4,622,896	3,773,844
4	120,125	159,946
5	—	—
Total	$4,916,375	$4,103,022
Allowance for credit losses	(73,955)	(74,503)
Carrying value	$4,842,420	$4,028,519
Weighted average risk rating(1)	3.0	3.0
________________________________
(1)Weighted average risk rating calculated based on the amortized cost balance at period end.
The weighted average risk rating of the Company’s loans held for investment portfolio was 3.0 as of September 30, 2026, unchanged from December 31, 2025.

Allowance for Credit Losses
The Company’s allowance for credit losses developed pursuant to ASC 326 reflects its current estimate of potential credit losses related to its loans held for investment portfolio as of September 30, 2026. As part of its allowance for credit losses, the Company maintains a separate allowance for credit losses related to unfunded loan commitments which is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 2 for additional details regarding the Company's accounting policies and estimation of its allowance for credit losses.
The following tables present activity in the allowance for credit losses for loans by finance receivable class (dollars in thousands):

For the Three Months Ended September 30, 2026
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2026	$77,750
Allowance for credit losses, net	9,211
Realized loss on loan write-offs	(13,006)
Subtotal	73,955

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2026	2,930
Reversal of credit losses, net	(742)
Subtotal	2,188
Total allowance for credit losses(1)	$76,143

For the Three Months Ended September 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at July 1, 2025	$66,957
Reversal of credit losses, net	(2,413)
Subtotal	64,544

Allowance for credit losses on unfunded loan commitments:
Beginning balance at July 1, 2025	1,819
Reversal of credit losses, net	(231)
Subtotal	1,588
Total allowance for credit losses(1)	$66,132

For the Nine Months Ended September 30, 2026
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2026	$74,503
Allowance for credit losses, net	12,458
Realized loss on loan write-offs	(13,006)
Subtotal	73,955

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2026	2,920
Reversal of credit losses, net	(732)
Subtotal	2,188
Total allowance for credit losses(1)	$76,143

For the Nine Months Ended September 30, 2025
Senior loans
Allowance for credit losses for loans held for investment:
Beginning balance at January 1, 2025	$61,558
Allowance for credit losses, net	2,986
Subtotal	64,544

Allowance for credit losses on unfunded loan commitments:
Beginning balance at January 1, 2025	2,415
Reversal of credit losses, net	(827)
Subtotal	1,588
Total allowance for credit losses(1)	$66,132
________________________________
(1)Excludes $0.8 million and $0.7 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of September 30, 2026 and September 30, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2026
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$73,955	$—	$73,955
Unfunded loan commitments	2,188	—	2,188
Total allowance for credit losses(1)	$76,143	$—	$76,143
Total unpaid principal balance	$4,934,450	$—	$4,934,450

	December 31, 2025
	General reserve	Specific reserve	Total reserve
Allowance for credit losses:
Loans held for investment	$74,503	$—	$74,503
Unfunded loan commitments	2,920	—	2,920
Total allowance for credit losses(1)	$77,423	$—	$77,423
Total unpaid principal balance	$4,118,050	$—	$4,118,050
________________________________
(1)Excludes $0.8 million and $0.6 million of allowance for credit losses on exit fees receivable related to the Company's loans held for investment portfolio as of September 30, 2026 and December 31, 2025, respectively. Such amounts are recorded within Accrued interest and fees receivable on the Company's consolidated balance sheet and Credit loss expense, net on the Company's consolidated statements of income and comprehensive income.
The Company’s allowance for credit losses is influenced by the size and maturity dates of its loans, loan quality, credit indicators including risk ratings, delinquency status, historical loss experience and other conditions influencing loss expectations, such as property valuation and reasonable and supportable forecasts of economic conditions.

During the three months ended September 30, 2026, the Company recorded a decrease of $4.5 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $13.0 million resulting from realized losses on a loan write-off related to a REO conversion, (ii) a decrease of $0.4 million resulting from full loan repayments, partially offset by (i) a net increase of $5.0 million related to changes to the macroeconomic assumptions and underlying collateral performance employed in determining the general CECL reserve and (ii) an increase of $3.9 million resulting from the Company's loan origination activity.
During the nine months ended September 30, 2026, the Company recorded a decrease of $1.3 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was due primarily to (i) a decrease of $13.0 million resulting from realized losses on a loan write-off related to a REO conversion, (ii) a decrease of $1.3 million resulting from full loan repayments, partially offset by (i) an increase of $7.0 million resulting from the Company's loan origination activity and (ii) a net increase of $6.0 million related to changes to the macroeconomic assumptions and underlying collateral performance employed in determining the general CECL reserve.
During the three months ended September 30, 2025, the Company recorded a decrease of $2.6 million to its allowance for credit losses. The decrease to the Company's allowance for credit losses was primarily due to (i) a decrease of $2.8 million resulting from full loan repayments and (ii) a net decrease of $1.1 million related to improved asset-level performance and changes to the macroeconomic assumptions employed in determining the general CECL reserve, partially offset by an increase of $1.2 million resulting from the Company's loan origination activity.
During the nine months ended September 30, 2025, the Company recorded an increase of $2.2 million, to its allowance for credit losses. The increase to the Company's allowance for credit losses was primarily due to (i) an increase of $4.6 million resulting from the Company's loan origination activity, and (ii) a net increase of $4.1 million related to the impact of an uncertain macroeconomic environment and its potential impacts to the Company's loan portfolio, partially offset by a decrease of $6.5 million resulting from full loan repayments.
As of September 30, 2026 and December 31, 2025, none of the Company's first mortgage loans satisfied the CECL framework's criteria for individual assessment.
As of September 30, 2026, the Company had no loans on non-accrual status or cost-recovery. As of December 31, 2025, the Company had one loan with an amortized cost of $41.0 million on non-accrual status, accounted for on a cash basis.
As of September 30, 2026 and December 31, 2025, none of the Company's loans that are accounted for on an accrual basis had accrued interest income receivable 90 days or more past due.
The following table presents an aging analysis for the Company’s portfolio of loans held for investment, by class of loans on amortized cost basis (dollars in thousands):

		Days Outstanding as of September 30, 2026
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,916,375	$—	$—	$—	$—	$4,916,375
Total	$4,916,375	$—	$—	$—	$—	$4,916,375

		Days Outstanding as of December 31, 2025
	Current	Days: 30-59	Days: 60-89	Days: 90 or more	Total loans past due	Total loans
Loans receivable:
Senior loans	$4,103,022	$—	$—	$—	$—	$4,103,022
Total	$4,103,022	$—	$—	$—	$—	$4,103,022
See Note 2 of the consolidated financial statements for details of the Company's revenue recognition and allowance for credit losses accounting policies.

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, the Company often receives a partial repayment of principal, a short-term accrual of PIK interest for a portion of interest due, a cash infusion to replenish a loan's interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or an increase in the loan coupon, or additional loan fees. During the nine months ended September 30, 2026, one of the Company's loan modifications requires disclosure pursuant to ASC 326.
During the three months ended September 30, 2026, the Company modified one of its multifamily loans. As part of the loan modification, the Company extended the term of the loan to July 9, 2027 and reduced the credit spread. As of September 30, 2026, the amortized cost of this loan was $33.1 million, or 1% of the Company's aggregate loans held for investment portfolio. This loan was performing pursuant to its modified contractual terms as of September 30, 2026 and had a risk rating of "3".
As of September 30, 2026, the total amount of accrued PIK interest in the Company's loans held for investment portfolio was $2.3 million related to two loans. Total PIK interest of $1.2 million was recorded and deferred during the nine months ended September 30, 2026.
The following table presents the accrued PIK interest activity for the Company’s loans held for investment portfolio (dollars in thousands):

September 30, 2026
Balance as of January 1, 2026	$1,042
Accrued PIK interest	181
Balance as of March 31, 2026	$1,223
Accrued PIK interest	179
Balance as of June 30, 2026	$1,402
Accrued PIK interest	883
Balance as of September 30, 2026	$2,285

(4) Real Estate Owned
As of September 30, 2026, assets and liabilities related to REO consisted of seven properties: five multifamily properties, one located in each of Arlington Heights, IL, Chicago, IL and Plano, TX; two located in San Antonio, TX; and two office properties, one located in each of Manhattan, NY, and Houston, TX. The Company acquired one REO property during the three and nine months ended September 30, 2026. The Company recorded the property and its net assets on the consolidated balance sheets with an estimated fair value of $29.8 million, which included $30.1 million of REO and net working capital of ($0.3) million.
In 2022, the Company originated a $46.2 million senior loan secured by a multifamily property in Plano, TX. As of June 30, 2026, the loan had a risk rating of "4" and was on non-accrual status. Prior to conversion, the loan had an amortized cost and carrying value of $42.8 million and $29.8 million, respectively. On September 1, 2026, the Company acquired the property via a non-judicial foreclosure. The Company recognized a realized loss on REO conversion of $13.0 million.
The Company accounted for this acquisition as an asset acquisition. The Company allocated the fair value of the assets acquired on the acquisition date as follows (dollars in thousands):

Fair Value Allocation
Building and building improvements	$22,362
Land and land improvements	7,774
Total	$30,136
The Company's fair market value estimate was determined primarily using discounted cash flow models and Level 3 inputs, which include estimates of property-specific cash flows over a specific holding period, a discount rate of 8.3% and a terminal capitalization rate of 6.4%. These inputs are based on the location, type and nature of the property, costs-to-complete, expected time required to lease and stabilize the property, current sales and lease comparables, anticipated real estate and capital markets conditions, and management's knowledge, experience, and judgment.
During September 2026, the Company obtained from a third party a $29.1 million first mortgage loan secured by the Plano, TX multifamily property, which is classified as Mortgage loans payable, net in the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.
During June 2023, the Company obtained from a third party a $31.2 million first mortgage loan secured by the Houston, TX office property, which is classified as Mortgage loans payable, net on the Company's consolidated balance sheets. See Note 6 for details of the Mortgage loan payable.

The following table presents the REO assets and liabilities (dollars in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash	$20,784	$18,018
Real estate owned - Building and building improvements	200,058	172,724
Real estate owned - Land and land improvements	62,618	54,845
Real estate owned - Tenant improvements	10,520	9,113
Real estate owned	273,196	236,682
Accumulated depreciation	(17,983)	(12,296)
Real estate owned, net	255,213	224,386
In-place lease intangibles, net(1)	8,913	10,687
Above-market lease intangibles, net(1)	1,368	1,685
Leasing commissions, net(1)	2,536	2,748
Other assets, net(1)	10,829	9,555
Total assets	$299,643	$267,079
Liabilities
Mortgage loans payable, net(2)	$59,950	$30,838
Below-market lease intangibles, net(3)	1,345	1,763
Other liabilities(3)	6,794	8,453
Total liabilities	$68,089	$41,054
________________________________
(1)Included within Other assets within the Company's consolidated balance sheets. Other assets, net includes $2.4 million and $3.7 million of cash proceeds from the Company's mortgage loan payable escrowed for tenant improvements and leasing costs, and other working capital balances as of September 30, 2026 and December 31, 2025, respectively.
(2)During the three and nine months ended September 30, 2026, the Company incurred interest expense of $0.6 million and $1.9 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2025, the Company incurred interest expense of $0.6 million and $1.9 million, respectively, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(3)Included within Accrued expenses and other liabilities within the Company's consolidated balance sheets. Other liabilities includes $0.2 million and $0.2 million of accrued interest payable as of September 30, 2026 and December 31, 2025, respectively, which is included within Accrued interest payable within the Company's consolidated balance sheets.

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
The following table presents the REO operations and related income (loss) (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Rental income
Minimum lease payments	$6,917	$6,722	$20,539	$21,753
Variable lease payments	952	1,163	3,023	2,518
Total rental income	7,869	7,885	23,562	24,271
Other revenue from REO	209	71	1,885	2,195
Revenue from real estate owned operations	8,078	7,956	25,447	26,466
Rental property operating expenses(1)	6,032	5,581	16,368	18,772
Depreciation and amortization(2)	2,477	2,712	7,676	10,127
Expenses from real estate owned operations	8,509	8,293	24,044	28,899
Net income (loss) from REO	$(431)	$(337)	$1,403	$(2,433)
________________________________
(1)Excludes $0.6 million and $1.9 million, respectively, of interest expense incurred during the three and nine months ended September 30, 2026, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income. Excludes $0.6 million and $1.9 million, respectively, of interest expense incurred during the three and nine months ended September 30, 2025, which is included within Interest expense on the Company's consolidated statements of income and comprehensive income.
(2)During the three and nine months ended September 30, 2026, the Company incurred $1.9 million and $5.7 million, respectively, of depreciation expense. During the three and nine months ended September 30, 2025, the Company incurred $1.7 million and $5.9 million, respectively, of depreciation expense.
Real estate-related capital expenditures
For the nine months ended September 30, 2026, the Company's capital expenditures were $7.4 million, as shown on the Company's consolidated statements of cash flows, which includes $0.2 million of accrued capital expenditures. For the nine months ended September 30, 2025, the Company's capital expenditures were $3.2 million, as shown on the Company's consolidated statements of cash flows, which includes $0.6 million of accrued capital expenditures.

The following table presents the gross carrying amount and accumulated amortization of lease intangibles (dollars in thousands):

	September 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$25,165	$25,165
Above-market lease intangibles	2,670	2,670
Leasing commissions	3,170	3,164
Total intangible assets	31,005	30,999
Accumulated amortization:
In-place lease intangibles	(16,252)	(14,478)
Above-market lease intangibles	(1,302)	(985)
Leasing commissions	(634)	(416)
Total accumulated amortization	(18,188)	(15,879)
Intangible assets, net	$12,817	$15,120

Intangible liabilities:
Below-market lease intangibles	$4,311	$4,311
Total intangible liabilities	4,311	4,311
Accumulated amortization:
Below-market lease intangibles	(2,966)	(2,548)
Total accumulated amortization	(2,966)	(2,548)
Intangible liabilities, net	$1,345	$1,763
The following table presents the estimated future amortization of the Company's intangibles for each of the next five years (dollars in thousands):

Year	In-place lease intangibles	Above-market lease intangibles	Leasing commissions	Below-market lease intangibles
2026 (remaining)	$399	$103	$92	$(74)
2027	1,315	374	374	(297)
2028	1,266	368	352	(289)
2029	872	110	340	(202)
2030	731	58	329	(142)
2031	631	56	284	(73)
The weighted average amortization period for the in-place lease intangibles, above-market lease intangibles, leasing commissions, and below-market lease intangibles as of September 30, 2026, were 10.2 years, 6.6 years, 7.7 years, and 6.6 years, respectively.
Future Minimum Lease Payments
Minimum rental amounts due under tenant leases are generally subject either to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancelable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2026 and excludes leases at the Company's multifamily properties as they are short term, generally 12 months or less (dollars in thousands):

Year	Future Minimum Rents
2026 (remaining)	$2,514
2027	9,551
2028	8,099
2029	5,558
2030	8,738
2031	8,852
Thereafter	53,814
Total	$97,126
The weighted average minimum term of the non-cancelable leases was approximately ten years as of September 30, 2026.

(5) Variable Interest Entities and Collateralized Loan Obligations
Subsidiaries of the Company have financed certain of the Company’s loans held for investment portfolio through the issuance of collateralized loan obligations.
On November 17, 2025, TPG RE Finance Trust CLO Sub-REIT (“Sub-REIT”), a subsidiary of the Company, issued a $1.1 billion collateralized loan obligation with $957.0 million of investment-grade bonds outstanding (“TRTX 2025-FL7” or “FL7”). TRTX 2025-FL7 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL7 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and nine months ended September 30, 2026. In connection with TRTX 2025-FL7, the Company incurred $7.3 million of deferred financing costs, including issuance, legal, and accounting related costs.
On March 28, 2025, Sub-REIT issued a $1.1 billion collateralized loan obligation with $962.5 million of investment-grade bonds outstanding and a discount of $2.4 million (“TRTX 2025-FL6” or “FL6”). TRTX 2025-FL6 permits the Company, during the 30 months after closing, to contribute eligible new loans or participation interests in loans to TRTX 2025-FL6 in exchange for cash, which provides additional liquidity to the Company to originate new loan investments as underlying loans repay. The Company utilized the reinvestment feature during the three and nine months ended September 30, 2026. In connection with TRTX 2025-FL6, the Company incurred $7.6 million of deferred financing costs, including issuance, legal, and accounting related costs.
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
The Company evaluated the key attributes of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary of their operating activities and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities. Accordingly, as of September 30, 2026 and December 31, 2025, the Company consolidated the CRE CLO Issuers.

The following table outlines the total assets and liabilities within the Sub-REIT (dollars in thousands):

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$5,252	$33,544
Collateralized loan obligation proceeds held at trustee(1)	11,491	3,976
Accounts receivable from servicer/trustee	1,155	670
Accrued interest and fees receivable	12,556	18,087
Loans held for investment, net	2,164,904	2,992,329
Real estate owned, net	86,694	84,651
Other assets	565	1,345
Total assets	$2,282,617	$3,134,602
Liabilities
Accrued interest payable	$3,652	$5,427
Accrued expenses	2,782	3,494
Collateralized loan obligations, net(2)	1,907,145	2,579,920
Payable to affiliates	2,362	1,316
Deferred revenue	107	1,337
Total liabilities	$1,916,048	$2,591,494
________________________________
(1)Includes $11.5 million of cash available to acquire eligible assets related to TRTX 2025-FL7 as of September 30, 2026. Includes $4.0 million of cash available to acquire eligible assets related to TRTX 2025-FL6 as of December 31, 2025.
(2)Net of $1.0 million and $1.7 million of unamortized discount related to TRTX 2025-FL6 as of September 30, 2026 and December 31, 2025, respectively and $11.4 million and $13.7 million of unamortized deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, assets held by these VIEs are restricted and are only available to settle obligations of the related VIE. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from the then-current assets of the related VIE.

The following tables detail the loan collateral and borrowings under the Company's CRE CLOs (dollars in thousands):

	September 30, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,087,004	3.05%	3.3
Financing provided	1	Term SOFR	962,500	956,171	1.83%	15.9
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,089,391	3.09%	3.2
Financing provided	1	Term SOFR	957,000	950,974	1.67%	16.7
Total
Collateral loan investments(4)	40	Term SOFR	$2,200,000	$2,176,395	3.07%	3.2 years
Financing provided(5)	2	Term SOFR	$1,919,500	$1,907,145	1.75%	16.3 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $86.7 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL6 and FL7 represent 22.3% and 22.1%, respectively, of the aggregate unpaid principal balance of the Company's loans held for investment portfolio as of September 30, 2026.
(5)During the three months ended September 30, 2026, the Company recognized interest expense of $27.7 million, which includes $1.2 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2026, the Company recognized interest expense of $96.0 million, which includes $3.5 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

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
(5)During the three months ended September 30, 2025, the Company recognized interest expense of $38.7 million, which includes $0.7 million of deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income. During the nine months ended September 30, 2025, the Company recognized interest expense of $106.2 million, which includes $2.0 million of discount and deferred financing cost amortization and is reflected within the Company's consolidated statements of income and comprehensive income.

(6) Investment Portfolio Financing Arrangements
The Company finances its portfolio of loans, or participation interests therein, and REO using secured financing agreements, including secured credit agreements, secured revolving credit facilities, asset-specific financing arrangements, collateralized loan obligations, and mortgages.
The following table summarizes the Company's investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	September 30, 2026	December 31, 2025
Collateralized loan obligations(1)	$1,919,500	$2,595,316
Secured credit agreements	1,522,156	591,245
Asset-specific financing arrangements	31,125	60,235
Secured revolving credit facility	264,963	31,466
Mortgage loans payable	60,310	31,200
Total	$3,798,054	$3,309,462
________________________________
(1)See Note 5 for additional information regarding the Company's collateralized loan obligations.
Secured Credit Agreements
As of September 30, 2026 and December 31, 2025, the Company had secured credit agreements used to finance certain of the Company’s loan investments. These financing arrangements bear interest at rates equal to Term SOFR plus a credit spread negotiated between the Company and each lender, often a separate credit spread for each pledge of collateral, which is primarily based on property type and advance rate against the unpaid principal balance of the pledged loan. These borrowing arrangements contain defined mark-to-market provisions that permit the Company's lenders to issue margin calls to the Company only in the event that the collateral properties underlying the Company’s loans pledged to the Company’s lenders experience a non-temporary decline in value (“credit marks”) due to reasons other than capital markets events that result in changing credit spreads for similar borrowing obligations.
The following table presents certain information regarding the Company’s secured credit agreements. Except as otherwise noted, all agreements are on a partial (25%) recourse basis (dollars in thousands):

	September 30, 2026
Secured credit agreements(1)	Initial maturity date	Extended maturity date(2)	Wtd. avg. credit spread	Wtd. avg. interest rate	Commitment amount	Maximum current availability	Balance outstanding	Principal balance of collateral	Amortized cost of collateral
Goldman Sachs(3)	11/17/29	11/17/31	1.8%	5.7%	$750,000	$165,815	$584,185	$781,103	$777,145
Wells Fargo(4)	05/12/28	05/12/28	1.5%	5.5%	850,000	216,250	633,750	963,402	960,977
Citi(5)	06/30/28	06/30/28	1.4%	5.3%	500,000	341,170	158,830	200,923	200,303
Bank of America(6)	06/06/29	06/06/29	1.4%	5.3%	200,000	54,609	145,391	186,943	186,247
Totals					$2,300,000	$777,844	$1,522,156	$2,132,371	$2,124,672
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
Secured Credit Agreement Terms
As of September 30, 2026 and December 31, 2025, the Company had four secured credit agreements to finance its loan investing activities. Credit spreads vary depending upon the collateral type, advance rate and other factors. Assets pledged as of September 30, 2026 and December 31, 2025 consisted of 35 and 24 mortgage loans, or participation interests therein, respectively. Under three of the four secured credit agreements, the Company transfers all of its rights, title and interest in the loans to the secured credit agreement counterparty in exchange for cash, and simultaneously agrees to reacquire the asset at a future date for an amount equal to the cash exchanged plus an interest factor. The secured credit agreement lender collects all principal and interest on related loans and remits to the Company the net amount after the lender collects its interest and other fees. For the fourth secured credit agreement, which until June 6, 2023 was a mortgage warehouse facility, the lender received a security interest (pledge) in the loans financed under the arrangement. Effective June 6, 2023, this credit facility was extended for three years and converted from a mortgage warehouse facility to a secured credit facility similar to the Company's other secured credit facilities; effective June 6, 2026, this credit facility was extended for another three years. The secured credit agreements used to finance loan investments are 25% recourse to Holdco.
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

The following table summarizes certain characteristics of the Company’s secured credit agreements secured by mortgage loan investments, including counterparty concentration risks (dollars in thousands):

	September 30, 2026
Secured credit agreements	Commitment amount	UPB of collateral	Amortized cost of collateral(1)	Amount payable(2)	Net counterparty exposure(3)	Percent of stockholders' equity	Days to extended maturity
Goldman Sachs Bank	$750,000	$781,103	$779,856	$585,021	$194,835	19.0%	1874
Wells Fargo	850,000	963,402	964,167	634,700	329,467	32.2%	590
Citi	500,000	200,923	201,090	159,197	41,893	4.1%	639
Bank of America	200,000	186,943	187,000	145,606	41,394	4.0%	980
Total / weighted average	$2,300,000	$2,132,371	$2,132,113	$1,524,524	$607,589		1125
_______________________
(1)Loan amounts include interest receivable of $7.4 million and are net of premium, discount and origination fees of $7.7 million.
(2)Loan amounts include interest payable of $2.4 million and do not reflect unamortized deferred financing fees of $3.0 million.
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
Secured Revolving Credit Facility
On February 22, 2022, the Company closed a $250.0 million secured revolving credit facility (the "Secured Revolving Credit Facility") with a syndicate of five lenders. During the fourth quarter of 2022, an additional lender was added to the Secured Revolving Credit Facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, the Company amended the Secured Revolving Credit Facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. In connection with the amendment, the Company incurred $3.4 million of deferred financing costs, including issuance and legal related costs. The Secured Revolving Credit Facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three months ended September 30, 2026 and 2025, the weighted average unused fee was 19 and 15 basis points, respectively. During the nine months ended September 30, 2026 and 2025, the weighted average unused fee was 20 and 19 basis points, respectively. The Secured Revolving Credit Facility generally provides the Company with interim financing of eligible loans for up to 180 days at an initial advance rate of 75.0%, which declines to 65.0%, 45.0%, and 0.0% after 90, 135, and 180 days from initial borrowing, respectively, depending on the likely source of refinancing. The Secured Revolving Credit Facility is 100% recourse to Holdco.
As of September 30, 2026, the Company pledged seven loan investments with an aggregate collateral principal balance of $382.6 million and had outstanding Term SOFR-based borrowings of $265.0 million. As of December 31, 2025, the Company pledged one loan investment with a collateral principal balance of $82.0 million and had outstanding Term SOFR-based borrowings of $31.5 million.

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
On June 30, 2022, the Company closed a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-specific financing on a non-mark-to-market, matched term basis. This facility is 25% recourse to Holdco. The advance rate and borrowing rate are determined separately for each loan financed under the facility. During the three months ended September 30, 2026, the financing associated with one of the Company's loan conversions to REO, was converted from an asset-specific financing arrangement to a mortgage loan payable. Refer to Mortgage Loans Payable for further detail.
The following table details the Company's asset-specific financing arrangements (dollars in thousands):

	September 30, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,743	1.9%	3.9	1	$41,500	$41,234	3.9
BMO Facility	1	200,000	—	—	—%	—	—	—	—	—
Total / weighted average		$231,125	$31,125	$30,743	1.9%	3.9 years		$41,500	$41,234	3.9 years
_______________________
(1)Net of $0.4 million unamortized deferred financing costs.
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

Mortgage Loans Payable
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $31.2 million, non-recourse mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only term of five years with a maturity of July 6, 2028 and bears interest at a rate of 7.7%. As of September 30, 2026 and December 31, 2025, the carrying value of the loan was $30.9 million and $30.8 million, respectively.
The Company, through a wholly owned special purpose subsidiary, is the borrower under a $29.1 million mortgage loan secured by a perfected first priority interest of an REO asset. The first mortgage loan was provided by BMO Harris Bank, who served as the previous asset-specific financing lender, as a result of the loan's conversion to REO. The loan is 25% recourse pursuant to a guarantee which is subject to full release upon certain conditions being met. The first mortgage loan has a term of three years with a maturity of August 15, 2029 with a 12-month extension option at the Company's election subject to mutually agreed terms. The first mortgage loan bears interest at a rate of Term SOFR plus 2.0%, and is full accrual and payable only subject to certain terms and conditions. For the three months ended September 30, 2026, there was no interest incurred or payable. As of September 30, 2026, the carrying value of the loan was $29.0 million.
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
(2)Includes the impact of any amounts outstanding on the Term Loan B and Revolver as of September 30, 2026.

The Company was in compliance with all financial covenants for its investment portfolio financing arrangements to the extent of outstanding balances as of September 30, 2026 and December 31, 2025, respectively.

(7) Corporate Financing Arrangements
The Company uses the Term Loan B and the Revolver to repay outstanding indebtedness and for other general corporate purposes.
The following table summarizes the Company's corporate financing arrangements (dollars in thousands):

Outstanding principal balance
September 30, 2026
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
Upon the closing of the Term Loan B, the Company recorded a $1.0 million issuance discount and $6.1 million in issuance costs. The issuance discount and issuance costs were capitalized and will be amortized into interest expense over the term of the Term Loan B. Inclusive of the issuance discount and issuance cost amortization, the Company's total cost of the Term Loan B was 3.0%, subject to the applicable SOFR floor, as of September 30, 2026.
The following table presents certain information regarding the Company's Term Loan B (dollars in thousands):

September 30, 2026
Principal	$400,000
Deferred financing costs	(5,787)
Unamortized discount	(945)
Carrying value	$393,268
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
As of September 30, 2026, the Company did not have any outstanding borrowings under the Revolver and had $1.0 million of unamortized debt issuance costs related to the Revolver, which are included within Other assets on the Company's consolidated balance sheet.

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
The Company was in compliance with all financial covenants for its corporate financing arrangements to the extent of outstanding balances as of September 30, 2026.
(8) Schedule of Maturities
As of September 30, 2026, future principal payments for the following five years and thereafter are as follows (dollars in thousands):

Year	Total indebtedness	Collateralized loan obligations(1)	Secured credit agreements(2)	Secured Revolving Credit Facility(2)	Asset-specific financing arrangements(3)	Mortgage loans payable	Term Loan B	Revolver
2026	$1,000	$—	$—	$—	$—	$—	$1,000	$—
2027	24,467	20,467	—	—	—	—	4,000	—
2028	1,130,841	38,098	792,580	264,963	—	31,200	4,000	—
2029	452,580	274,079	145,391	—	—	29,110	4,000	—
2030	1,100,931	1,065,806	—	—	31,125	—	4,000	—
Thereafter	1,488,235	521,050	584,185	—	—	—	383,000	—
Total	$4,198,054	$1,919,500	$1,522,156	$264,963	$31,125	$60,310	$400,000	$—
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

(9) Fair Value Measurements
The Company’s consolidated balance sheet includes Level I fair value measurements related to cash equivalents and restricted cash. As of September 30, 2026 and December 31, 2025, the Company had $35.1 million and $54.8 million, respectively, invested in money market funds with original maturities of less than 90 days. The carrying values of these financial assets and liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The consolidated balance sheets also include loans held for investment, the assets and liabilities of the Company's CLOs, secured credit agreements, asset-specific financing arrangements, mortgage loans payable and Secured Revolving Credit Facility all of which are considered Level III fair value measurements. Level III items are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment and when the loan is dependent solely on the collateral for payment of principal and interest.
The following tables provide information about the fair value of the Company’s financial assets and liabilities on the Company’s consolidated balance sheets (dollars in thousands):

	September 30, 2026
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,934,450	$4,842,420	$—	$—	$4,915,290
Financial liabilities
Collateralized loan obligations	1,919,500	1,907,145	—	—	1,910,307
Secured credit agreements	1,522,156	1,519,157	—	—	1,520,432
Asset-specific financing arrangements	31,125	30,743	—	—	31,125
Secured Revolving Credit Facility	264,963	263,246	—	—	264,963
Mortgage loans payable	60,310	59,950	—	—	60,310
Term Loan B	400,000	393,268	—	400,000	—

	December 31, 2025
			Fair value
	Principal balance	Carrying value	Level I	Level II	Level III
Financial assets
Loans held for investment	$4,118,050	$4,028,519	$—	$—	$4,083,758
Financial liabilities
Collateralized loan obligations	2,595,316	2,579,920	—	—	2,579,151
Secured credit agreements	591,245	589,648	—	—	590,653
Asset-specific financing arrangements	60,235	59,780	—	—	60,127
Secured revolving credit facility	31,466	28,822	—	—	31,466
Mortgage loan payable	31,200	30,838	—	—	31,200
As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company’s loans held for investment portfolio was $4.9 billion and $4.1 billion, respectively, which approximated carrying value. The weighted average gross credit spread for the Company’s loans held for investment portfolio as of September 30, 2026 and December 31, 2025 was 3.08% and 3.18%, respectively. The weighted average years to maturity as of September 30, 2026 and December 31, 2025 was 3.3 years and 3.0 years, respectively, assuming full extension of all loans held for investment.
As of September 30, 2026 and December 31, 2025, the estimated fair value of the collateralized loan obligation liabilities and secured credit agreements approximated fair value since current borrowing spreads reflect current market terms.
Level III fair values are determined based on standardized valuation models and significant unobservable market inputs, including holding period, discount rates based on LTV, property type and loan pricing expectations developed by the Manager that were corroborated with other institutional lenders to determine market spreads that are added to the forward curve of the underlying benchmark interest rate. There were no transfers of financial assets or liabilities within the levels of the fair value hierarchy during the three and nine months ended September 30, 2026 or 2025.

(10) Income Taxes
The Company indirectly owns 100% of the equity of TRSs. TRSs are subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRSs that are not conducted on an arm’s-length basis. The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The years open to examination generally range from 2023 to present.
ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2026 and December 31, 2025, based on the Company’s evaluation, the Company did not have any material uncertain income tax positions.
The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2026 and 2025, the Company did not have interest or penalties associated with the underpayment of any income taxes.
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
For the three months ended September 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of federal, state, and local tax expense. For the nine months ended September 30, 2026 and 2025, the Company recognized $0.3 million and $0.3 million, respectively, of federal, state, and local tax expense.
There were no material income tax assets or income tax liabilities as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company has $17.7 million of capital losses that will expire at the end of 2028 if unused.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Incurred
Management fees	$5,326	$5,237	$15,983	$15,584
Incentive management fee	—	—	—	—
Total management and incentive fees incurred	$5,326	$5,237	$15,983	$15,584

Paid
Management fees	$5,342	$5,194	$15,931	$15,458
Incentive management fee	—	—	—	—
Total management and incentive fees paid	$5,342	$5,194	$15,931	$15,458
Management fees and incentive management fees included in payable to affiliates on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 are $5.3 million and $5.3 million, respectively. No incentive management fee was earned during the nine months ended September 30, 2026 and 2025.

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
Other Related Party Transactions
The Manager or its affiliates is responsible for the expenses related to the personnel of the Manager and its affiliates who provide services to the Company. However, the Company does reimburse the Manager for agreed-upon amounts based upon the Company’s allocable share of the compensation (including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits) paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs, based on the percentage of time devoted by such personnel to the Company’s and the Company’s subsidiaries’ affairs. During the three months ended September 30, 2026 and 2025, the Company reimbursed to the Manager $0.4 million and $0.4 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates. During the nine months ended September 30, 2026 and 2025, the Company reimbursed the Manager $1.1 million and $1.1 million, respectively, of expenses for services rendered on its behalf by the Manager and its affiliates.
The Company is required to pay the Manager or its affiliates for documented costs and expenses incurred with third parties by the Manager or its affiliates on behalf of the Company, subject to the Company’s review and approval of such costs and expenses. The Company’s obligation to pay for costs and expenses incurred on its behalf is not subject to a dollar limitation.
As of September 30, 2026 and December 31, 2025, no amounts remained outstanding and payable to the Manager or its affiliates for third-party expenses that were incurred on behalf of the Company. All expenses due and payable to the Manager are reflected in the respective expense category of the consolidated statements of income and comprehensive income or consolidated balance sheets based on the nature of the item.
The Company has engaged SOP 2 Management, LLC, a portfolio company owned by an affiliate of TPG, Inc., to provide a specified scope of asset management services related to the Company's REO properties. During the three and nine months ended September 30, 2026, the Company incurred $0.4 million of expenses for these services. During the three and nine months ended September 30, 2025, the Company incurred $0.5 million and $1.6 million, respectively, of expenses for these services. Such amounts are recorded within Expenses from real estate owned operations on the Company's consolidated statements of income and comprehensive income.
The Company has engaged TPG Capital BD, an affiliate of TPG, Inc., to provide capital markets services in connection with various financing arrangements. During the nine months ended September 30, 2026, the Company incurred $0.9 million of expenses for these services related to the Term Loan B and the Revolver. Such amounts are recorded as deferred financing costs and within Term Loan B, net or Other assets on the Company's consolidated balance sheet, depending on the arrangement to which they relate. During the nine months ended September 30, 2025, the Company incurred $0.1 million of expenses for these services related to the issuance of TRTX 2025-FL6. Such amounts are recorded as deferred financing costs and within Collateralized loan obligations, net on the Company's consolidated balance sheet.

(12) Earnings per Share
The Company calculates its basic and diluted earnings per share using the two-class method for all periods presented, which defines unvested stock-based compensation awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The unvested restricted shares of the Company's common stock granted to certain current and former employees of affiliates of the Manager and affiliates of the Manager qualify as participating securities. These restricted shares have the same rights as the Company’s other shares of common stock, including participating in any dividends, and therefore are included in the Company’s basic and diluted earnings per share calculation. For the three months ended September 30, 2026 and 2025, $0.4 million and $0.4 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. For the nine months ended September 30, 2026 and 2025, $1.7 million and $1.6 million, respectively, of common stock dividends declared and undistributed net income attributable to common stockholders were allocated to unvested shares of our common stock pursuant to stock grants made under the Company’s Incentive Plans. See Note 13 for details.
The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding.
The following table sets forth the calculation of basic and diluted earnings per common share based on the weighted average number of shares of common stock outstanding (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$9,366	$21,993	$41,437	$56,343
Preferred stock dividends(1)	(3,148)	(3,148)	(9,444)	(9,444)
Participating securities' share in earnings	(398)	(396)	(1,653)	(1,609)
Net income attributable to common stockholders	$5,820	$18,449	$30,340	$45,290
Weighted average common shares outstanding, basic	76,333,913	78,515,639	77,202,980	79,646,365
Weighted average common shares outstanding, diluted	76,491,356	78,813,809	77,811,788	80,182,854
Earnings per common share, basic(2)	$0.08	$0.23	$0.39	$0.57
Earnings per common share, diluted(2)	$0.08	$0.23	$0.39	$0.56
_______________________
(1)Includes preferred stock dividends declared and paid on outstanding shares of Series A Preferred Stock and Series C Preferred Stock.
(2)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding. The sum of the quarterly earnings (loss) per common share amounts may not agree to the total for the nine months ended September 30, 2026 and 2025.

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
Share Repurchase Program
On September 3, 2025, the Company's Board of Directors approved a share repurchase program (the "Program") pursuant to which the Company was authorized to repurchase up to $25.0 million of the Company's common stock, the remaining capacity of which was utilized during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 3,021,254 shares of common stock under the Program, at a weighted average price of $8.13 per share, for total consideration (including commissions and related fees) of $24.6 million.
As of September 30, 2026, the Company had no remaining capacity under the Program. See Note 17 for details regarding the approval by the Company's Board of Directors of a new share repurchase program subsequent to September 30, 2026.

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
On September 17, 2026, the Company’s Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.5 million in the aggregate, for the third quarter of 2026. The common stock dividend was paid on October 23, 2026 to the holders of record of the Company’s common stock as of September 28, 2026.
On September 8, 2026, the Company’s Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2026. The Series C Preferred Stock dividend was paid on September 30, 2026 to the preferred stockholders of record as of September 18, 2026.
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
For the nine months ended September 30, 2026 and 2025, common stock dividends in the amount of $56.7 million and $58.5 million, respectively, were declared and approved.
For the nine months ended September 30, 2026 and 2025, Series C Preferred Stock dividends in the amount of $9.4 million and $9.4 million, respectively, were declared and approved.
As of September 30, 2026 and December 31, 2025, common stock dividends of $18.5 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on the Company’s consolidated balance sheets.

(14) Stock-based Compensation
The Company does not have any employees. As of September 30, 2026, certain individuals employed by an affiliate of the Manager and certain members of the Company’s Board of Directors were compensated, in part, through the issuance of stock-based instruments.
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
The following table details the outstanding common stock awards and includes the numbers of shares granted and weighted average grant date fair value per share under the Incentive Plans:

	Common stock	Weighted average grant date fair value per share
Balance as of December 31, 2025	2,425,236	$8.30
Granted	17,415	8.58
Vested	(1,019,662)	8.03
Forfeited	—	—
Balance as of September 30, 2026	1,422,989	$8.50
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
During the three and nine months ended September 30, 2026, the Company accrued 4,782 and 12,010 shares of common stock, respectively, for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 27, 2026, June 26, 2026 and September 28, 2026.
During the three and nine months ended September 30, 2025, the Company accrued 3,131 and 9,716 shares of common stock, respectively, for dividends that are paid-in-kind to non-management members of its Board of Directors related to the dividends payable to holders of record of our common stock as of March 28, 2025, June 27, 2025 and September 26, 2025.
As of September 30, 2026, total unrecognized compensation costs relating to unvested stock-based compensation arrangements was $9.3 million. These compensation costs are expected to be recognized over a weighted average period of 1.2 years from September 30, 2026. For the three months ended September 30, 2026 and 2025, the Company recognized $1.3 million and $1.4 million, respectively, of stock-based compensation expense. For the nine months ended September 30, 2026 and 2025, the Company recognized $5.4 million and $5.4 million, respectively, of stock-based compensation expense.

(15) Commitments and Contingencies
Unfunded Commitments
As part of its lending activities, the Company commits to certain funding obligations which are not advanced at loan closing and that have not been recognized in the Company’s consolidated financial statements. These commitments to extend credit are made as part of the Company’s loans held for investment portfolio and are generally utilized for capital expenditures, including base building work, tenant improvement costs and leasing commissions, and interest reserves. The aggregate amount of unrecognized unfunded loan commitments existing as of September 30, 2026 and December 31, 2025 was $236.6 million and $173.6 million, respectively.
The Company recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Company of $2.2 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of September 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings and has not recorded an accrued liability for loss contingencies.
(16) Concentration of Credit Risk
Property Type
A summary of the Company’s portfolio of loans held for investment by property type based on total loan commitment and current unpaid principal balance (“UPB”) follows (dollars in thousands):

	September 30, 2026
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,721,250	$70,947	52.6%	$2,651,893	53.7%
Industrial	1,169,955	92,235	22.6	1,077,720	21.8
Office	407,360	71,143	7.9	336,217	6.8
Hotel	390,900	—	7.6	391,595	7.9
Life Science	333,477	—	6.5	333,477	6.8
Mixed-Use	78,775	2,227	1.5	76,548	1.6
Self Storage	67,000	—	1.3	67,000	1.4
Total	$5,168,717	$236,552	100.0%	$4,934,450	100.0%

	December 31, 2025
Property type	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Multifamily	$2,291,490	$73,705	53.4%	$2,218,827	53.9%
Industrial	806,714	84,381	18.8	722,333	17.5
Office	454,047	12,890	10.6	441,157	10.7
Life Science	333,477	—	7.8	333,477	8.1
Hotel	259,100	392	6.0	258,708	6.3
Mixed-Use	78,775	2,227	1.8	76,548	1.9
Self Storage	67,000	—	1.6	67,000	1.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $2.3 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.

Geography
All of the Company’s loans held for investment are secured by properties within the United States. The geographic composition of loans held for investment based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2026
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,804,118	$107,861	34.9%	$1,697,847	34.5%
South	1,210,421	40,673	23.4	1,170,443	23.7
East	991,760	46,992	19.2	944,768	19.1
Various	814,818	38,664	15.8	776,154	15.7
Midwest	347,600	2,362	6.7	345,238	7.0
Total	$5,168,717	$236,552	100.0%	$4,934,450	100.0%

	December 31, 2025
Geographic region	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
West	$1,546,038	$58,655	36.1%	$1,488,425	36.1%
East	1,075,384	49,037	25.1	1,026,347	24.9
South	860,581	36,612	20.0	823,969	20.1
Various	573,000	23,512	13.3	549,488	13.3
Midwest	235,600	5,779	5.5	229,821	5.6
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $2.3 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.
Category
A summary of the Company’s portfolio of loans held for investment by loan category based on total loan commitment and current UPB follows (dollars in thousands):

	September 30, 2026
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$3,310,415	$94,684	64.0%	$3,218,016	65.2%
Moderate Transitional	948,703	83,710	18.4	864,993	17.5
Light Transitional	909,599	58,158	17.6	851,441	17.3
Total	$5,168,717	$236,552	100.0%	$4,934,450	100.0%

	December 31, 2025
Loan category	Loan commitment	Unfunded commitment	% of loan commitment	Loan UPB	% of loan UPB
Bridge	$2,377,777	$72,603	55.4%	$2,306,216	56.0%
Light Transitional	1,062,883	50,474	24.8	1,012,409	24.6
Moderate Transitional	849,943	50,518	19.8	799,425	19.4
Total	$4,290,603	$173,595	100.0%	$4,118,050	100.0%
Loan commitments exclude capitalized interest of $2.3 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.

(17) Subsequent Events
The following events occurred subsequent to September 30, 2026:
•The Company received repayments of $72.2 million relating to one multifamily loan and one industrial loan, including the full repayment of one first mortgage loan with a total loan commitment and an unpaid principal balance of $61.5 million and $61.5 million, respectively. The fully repaid loan carried a risk rating of 3.0 as of September 30, 2026.
•On October 2, 2026, the Company closed TRTX 2026-FL8, a $1.0 billion managed CRE CLO. The Company placed approximately $820.0 million of investment grade securities with institutional investors.
•On October 26, 2026, the Company's Board of Directors approved a new share repurchase program (the "New Program") pursuant to which the Company is authorized to repurchase up to $50.0 million of the Company's common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans.

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
Our Manager
We are externally managed by our Manager, TPG RE Finance Trust Management, L.P., an affiliate of TPG. TPG is a leading global alternative asset manager with $327 billion in assets under management as of June 30, 2026. TPG offers a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit, and real estate. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, the selection, origination or purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of TPG, including senior investment professionals of TPG's Real Estate platform and TPG’s management committee.
For a summary of certain terms of the management agreement between us and our Manager (the “Management Agreement”), see Note 11 to our Consolidated Financial Statements included in this Form 10-Q.

Macroeconomic Environment
Global economic and financial conditions in 2026 thus far have been characterized by elevated uncertainty and market volatility. Contributing factors include ongoing geopolitical unrest and international conflicts, disruptions and risks affecting global energy supplies and trade flows, tariffs and other changes in international trade policy, political and regulatory developments, elevated inflation, evolving labor market conditions, changes in the outlook for fiscal and monetary policy, and corporate demand for capital. These factors have affected, and may continue to affect, inflation expectations, U.S. Treasury yields, credit spreads, the availability and cost of financing, and investor and consumer confidence.
After a series of interest rate decreases by the Federal Reserve in 2024 and 2025, the Federal Reserve held interest rates steady through its first five meetings of 2026 before increasing rates at its most recent meeting in September 2026. The timing, magnitude and direction of any future changes in monetary policy remain uncertain and will depend on, among other factors, developments in inflation, the labor market, economic activity, financial conditions and geopolitical events.
These macroeconomic conditions have impacted portions of the commercial real estate transaction, lending and financing markets. However, the cost and availability of debt continues to remain more constructive for real estate values and transaction activity as compared to recent past periods, although conditions vary by property type, geography, sponsorship, leverage and asset quality. During the nine months ended September 30, 2026, we originated 13 first mortgage loans and acquired one first mortgage loan, with aggregate total loan commitments of $1.4 billion, an aggregate initial unpaid principal balance of $1.3 billion, and aggregate unfunded commitments at closing of $0.1 billion. While we currently believe that market conditions are favorable for additional origination activity over the remainder of 2026, significant uncertainty continues to exist with respect to interest rate policy, geopolitical conditions and international conflicts, oil prices, inflation, the political and regulatory environment, and the labor market. In addition, changes in benchmark interest rates, U.S. Treasury yields, credit spreads and lender risk appetite may affect commercial real estate values, capitalization rates, transaction volumes, refinancing activity and the performance of our borrowers and investments. Our continued monitoring of these and other conditions will continue to inform our loan origination volumes, liquidity management, underwriting and capital allocation throughout the remainder of 2026.

Third Quarter 2026 Activity
Operating Results:
•Recognized Net income attributable to common stockholders of $5.8 million, compared to $9.4 million for the three months ended June 30, 2026, a decrease of $3.6 million.
•Produced Net interest income of $26.7 million, resulting from interest income of $82.3 million and interest expense of $55.7 million. Net interest income increased $3.0 million compared to the three months ended June 30, 2026.
•Generated Distributable Earnings of $5.1 million, compared to $17.6 million for the three months ended June 30, 2026, a decrease of $12.5 million.
•Recorded a decrease to our allowance for credit losses on our loan portfolio of $4.5 million, for a total allowance for credit losses of $76.1 million, or 147 basis points of total loan commitments of $5.2 billion.
•Declared a common stock dividend of $0.24 per common share for the three months ended September 30, 2026.
Investment Portfolio Activity:
•Originated eight first mortgage loans and acquired one first mortgage loan with aggregate total loan commitments of $772.7 million, an aggregate initial unpaid principal balance of $690.0 million, aggregate unfunded loan commitments at closing of $82.7 million, a weighted average interest rate of Term SOFR plus 3.02%, and a weighted average interest rate floor of 2.51%.
•Funded $71.8 million of future funding obligations associated with existing loans.
•Received one full loan repayment of $106.0 million and partial principal payments of $13.6 million related to one loan for total loan repayments of $119.6 million.
•Acquired through a non-judicial foreclosure a multifamily property with a carrying value at September 30, 2026 of $30.1 million and a fair value at closing of $30.1 million.
Investment Portfolio Financing Activity:
•Utilized the reinvestment feature in TRTX 2025-FL6 and TRTX 2025-FL7 one time each, recycling loan repayments of $39.4 million and $8.0 million, respectively.
Liquidity:
•Maintained substantial near-term liquidity of $291.6 million, as of September 30, 2026, comprised of:
•$70.8 million of cash-on-hand, of which $18.2 million was available for investment, net of $52.6 million held to satisfy liquidity covenants under our various financing arrangements.
•Undrawn capacity (liquidity available to us without the need to pledge additional collateral to our lenders) of $87.3 million under secured credit agreements with four lenders and $22.0 million under other financing arrangements.
•Undrawn capacity of $100.0 million under the Revolver.
•Collateralized loan obligation reinvestment proceeds held at the trustee of $11.5 million.
We have financed our loan investments as of September 30, 2026 utilizing two CRE CLOs totaling $1.9 billion, $1.5 billion under secured credit agreements with total commitments of $2.3 billion provided by four lenders, $31.1 million under asset-specific financing arrangements and $265.0 million under our $375.0 million secured revolving credit facility. Additionally, we held unencumbered loan investments with an aggregate unpaid principal balance of $187.2 million that are eligible to pledge under our existing financing arrangements.
As of September 30, 2026, 45.7% of our borrowings were pursuant to our CRE CLO vehicles, 42.6% were pursuant to our secured credit agreements and secured revolving credit facility, 0.8% were pursuant to our asset-specific financing arrangements, 1.4% were pursuant to our mortgage loans payable, and 9.5% were pursuant to our Term Loan B. Non-mark-to-market financing comprised 78.8% of total borrowings as of September 30, 2026.
Our ability to draw on our secured credit agreements and secured revolving credit facility is dependent upon our lenders’ willingness to accept as collateral loan investments we pledge to them to secure additional borrowings. These financing arrangements have credit spreads based upon the LTV and other risk characteristics of collateral pledged, and provide financing with mark-to-market provisions limited to collateral-specific events (i.e., "credit" marks). Borrowings under our secured revolving credit agreement are permitted with respect to collateral that satisfies pre-determined eligibility standards, and have a pre-determined advance rate (generally, 75% of the unpaid principal balance pledged) and credit spread (Term SOFR plus 2.00%). As of September 30, 2026, borrowings under these secured credit agreements and secured revolving credit facility had a weighted average credit spread of 1.67% (1.66% for arrangements with mark-to-market provisions and 1.68% for two arrangements with no mark-to-market provisions), and a weighted average term to extended maturity assuming exercise of all extension options and term-out provisions of 2.8 years. These financing arrangements are generally 25% recourse to Holdco, with the exception of the secured revolving credit facility that is 100% recourse to Holdco.

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
For the three months ended September 30, 2026, we recorded net income attributable to common stockholders of $0.08 per diluted common share, a decrease of $0.04 per diluted common share from the three months ended June 30, 2026, of which (i) $0.06 per diluted common share relates to an increase quarter over quarter in our credit loss expense, which was a $8.6 million expense during the third quarter of 2026 compared to $3.6 million expense during the second quarter of 2026 and (ii) $0.03 per diluted common share related to a decrease in net revenue from REO operations, partially offset by $0.05 per diluted common share related to an increase in net interest income.
Distributable Earnings per diluted common share was $0.07 for the three months ended September 30, 2026, a decrease of $0.16 per diluted common share from the three months ended June 30, 2026. The decrease in Distributable Earnings per diluted common share was primarily due to an increase in realized losses on loan write-offs and REO conversions of $0.17 per diluted common share during the third quarter of 2026.
For the three months ended September 30, 2026, we declared a cash dividend of $0.24 per common share which was paid on October 23, 2026.
Our book value per common share as of September 30, 2026 was $10.85, a decrease of $0.22 per common share from our book value per common share as of December 31, 2025 of $11.07. The decrease of $0.22 per common share was primarily due to (i) an increase in credit loss expense of $0.16 per share, (ii) preferred stock dividends declared of $0.12 per common share, which was partially offset by amortization of stock compensation expense of $0.06 per common share during the nine months ended September 30, 2026. Additionally, on a net basis, book value per common share increased $0.02 per common share due to share issuances and repurchases during the nine months ended September 30, 2026.
The following table sets forth the calculation of basic and diluted net income attributable to common stockholders per share and dividends declared per share (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2026	June 30, 2026
Net income	$9,366	$13,132
Preferred stock dividends(1)	(3,148)	(3,148)
Participating securities' share in earnings	(398)	(630)
Net income attributable to common stockholders - see Note 12	$5,820	$9,354
Weighted average common shares outstanding, basic	76,333,913	77,043,597
Weighted average common shares outstanding, diluted - see Note 12	76,491,356	78,025,668
Earnings per common share, basic(2)	$0.08	$0.12
Earnings per common share, diluted(2)	$0.08	$0.12
Dividends declared per common share	$0.24	$0.24
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
The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (dollars in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2026	June 30, 2026
Net income attributable to common stockholders - see Note 12	$5,820	$9,354
Non-cash stock compensation expense	1,254	2,080
Depreciation and amortization	2,477	2,622
Credit loss expense, net	8,573	3,563
Distributable earnings before realized losses from loan sales and other loan resolutions	$18,124	$17,619
Realized loss on loan write-offs related to loan sales and REO conversions	(13,006)	—
Distributable earnings	$5,118	$17,619
Weighted average common shares outstanding, basic	76,333,913	77,043,597
Weighted average common shares outstanding, diluted - see Note 12	76,491,356	78,025,668
Distributable earnings per common share, basic	$0.07	$0.23
Distributable earnings per common share, diluted	$0.07	$0.23

Book Value Per Common Share
The following table sets forth the calculation of our book value per common share (dollars in thousands, except share and per share data):

	September 30, 2026	December 31, 2025
Total stockholders’ equity	$1,024,126	$1,068,023
Series C Preferred Stock ($201,250 aggregate liquidation preference)	(201,250)	(201,250)
Series A Preferred Stock ($125 aggregate liquidation preference)	(125)	(125)
Total stockholders’ equity, net of preferred stock	$822,751	$866,648
Number of common shares outstanding at period end	75,826,954	78,318,722
Book value per common share	$10.85	$11.07

Investment Portfolio Overview
Our interest-earning assets are comprised of a portfolio of primarily floating rate, first mortgage loans, or in two instances, contiguous mezzanine loans. As of September 30, 2026, our loans held for investment portfolio consisted of 59 first mortgage loans (or interests therein) totaling $5.2 billion of commitments with an unpaid principal balance of $4.9 billion. As of September 30, 2026, 99.7% of the loan commitments in our portfolio consisted of floating rate loans, of which 100.0% were first mortgage loans. In two instances, a first mortgage loan and contiguous mezzanine loan are both owned by us. As of September 30, 2026, we had $236.6 million of unfunded loan commitments, our funding of which is subject to borrower satisfaction of certain milestones.
We may hold REO as a result of taking title to a loan's collateral. As of September 30, 2026, we owned two office properties and five multifamily properties with an aggregate carrying value of $266.7 million. During the three months ended September 30, 2026, we acquired one multifamily property pursuant to non-judicial foreclosure.
During the three months ended September 30, 2026, we originated eight mortgage loans and acquired one first mortgage loan with aggregate total loan commitments of $772.7 million, an aggregate initial unpaid principal balance of $690.0 million, and aggregate unfunded commitments at closing of $82.7 million. Loan fundings included $71.8 million of deferred future fundings related to previously originated loans. We received proceeds from one loan repayment in full of $106.0 million and partial principal payments of $13.6 million across one loan, for total loan repayments of $119.6 million during the period.
The following table details our loans held for investment portfolio activity by unpaid principal balance (dollars in thousands):

	Three Months Ended,
	September 30, 2026	June 30, 2026
Loan originations and acquisitions — initial funding	$690,016	$450,007
Other loan fundings(1)	71,828	14,842
Loan repayments	(119,594)	(274,437)
Realized loss on loan write-offs, loan sales, and REO conversions	(13,006)	—
Loan extinguishment upon conversion to REO(2)	(29,826)	—
Total loan activity, net	$599,418	$190,412
_______________________________
(1)Additional fundings made under existing loan commitments. Includes accrued PIK interest of $0.9 million and $0.2 million for the three months ended September 30, 2026 and June 30, 2026, respectively.
(2)For the three months ended September 30, 2026, includes extinguishment of one first mortgage loan with an unpaid principal balance of $42.8 million pursuant to a loan conversion in September 2026 as a result of our acquisition of the underlying property pursuant to foreclosure.
For the three months ended September 30, 2026, we generated interest income of $82.3 million and incurred interest expense of $55.7 million, which resulted in net interest income of $26.7 million.

The following table details overall statistics for our loans held for investment portfolio as of September 30, 2026 (dollars in thousands):

	Balance sheet portfolio	Total loan exposure(1)
Number of loans(1)	59	59
Floating rate loans	99.7%	99.7%
Total loan commitments	$5,168,717	$5,168,717
Unpaid principal balance(2)	$4,934,450	$4,934,450
Unfunded loan commitments(3)	$236,552	$236,552
Amortized cost	$4,916,375	$4,916,375
Weighted average credit spread	3.1%	3.1%
Weighted average all-in yield(4)	7.3%	7.3%
Weighted average term to extended maturity (in years)(5)	3.3	3.3
Weighted average LTV(6)	65.9%	65.9%
_________________________________
(1)In certain instances, we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party. In either case, the senior mortgage loan (i.e., the non-consolidated senior interest) is not included on our balance sheet. When we create structural leverage through the co-origination or non-recourse syndication of a senior loan interest to a third-party, we retain on our balance sheet a mezzanine loan. Total loan exposure encompasses the entire loan portfolio we originated, acquired and financed. We did not have any non-consolidated senior interests as of September 30, 2026. As of September 30, 2026, total loan exposure includes one fixed rate contiguous mezzanine loan and one fixed rate subordinate first mortgage loan.
(2)Unpaid principal balance includes PIK interest of $2.3 million related to two loans as of September 30, 2026.
(3)Unfunded loan commitments may be funded over the term of each loan, subject in certain cases to an expiration date or a force-funding date, primarily to finance property improvements or lease-related expenditures by our borrowers and to finance operating deficits during renovation and lease-up.
(4)As of September 30, 2026, all of our floating rate loans were indexed to Term SOFR. In addition to credit spread, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for the total portfolio assumes Term SOFR as of September 30, 2026 for weighted average calculations.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2026, based on the unpaid principal balance of our total loan exposure, 59.5% of our loans were subject to yield maintenance or other prepayment restrictions and 40.5% were open to repayment without penalty.
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
The following table details the interest rate floors for our loans held for investment portfolio as of September 30, 2026 (dollars in thousands):

Interest rate floors	Total commitment(1)	Unpaid principal balance	Weighted average interest rate floor
0.50% or less	$515,980	$508,098	0.17%
0.51% to 1.00%	71,435	67,578	0.83
1.01% to 1.50%	—	—	—
1.51% to 2.00%	—	—	—
2.01% to 2.50%	764,171	732,586	2.47
2.51% to 3.00%	2,453,631	2,291,290	2.86
3.01% to 3.50%	1,312,500	1,283,203	3.28
3.51% or greater	51,000	51,695	4.00
Total	$5,168,717	$4,934,450	2.62%
_________________________________
(1)Excludes capitalized interest of $2.3 million related to two loans.
For information regarding the financing of our loans held for investment portfolio, see the section entitled “Investment Portfolio Financing Arrangements.”

Real Estate Owned
As of September 30, 2026, we owned two office properties and five multifamily properties, each of which previously served as collateral for first mortgage loans. During the three and nine months ended September 30, 2026, we did not sell any REO properties. During the three and nine months ended September 30, 2026, we acquired one REO property.
In September 2026, we acquired a multifamily property in Plano, TX pursuant to non-judicial foreclosure. During the third quarter of 2026, we recognized the property as REO with a carrying value of $30.1 million, which included the estimated fair value of the property.
The following table details the carrying value of each of our REO properties reflected on our consolidated balance sheet as of September 30, 2026 (dollars in thousands):

Property type	Location	Month of acquisition	Carrying value
Office	Houston, TX	April 2023	$45,432
Office	Manhattan, NY	December 2023	34,527
Multifamily	Arlington Heights, IL	December 2023	65,026
Multifamily	San Antonio, TX	November 2024	29,933
Multifamily	San Antonio, TX	November 2024	26,172
Multifamily	Chicago, IL	December 2024	35,459
Multifamily	Plano, TX	September 2026	30,136
			$266,685

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
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our internal risk ratings (dollars in thousands):

	September 30, 2026		December 31, 2025
Risk rating	Number of loans	Amortized cost	Number of loans	Amortized cost
1	—	$—	—	$—
2	3	173,354	3	169,232
3	54	4,622,896	44	3,773,844
4	2	120,125	3	159,946
5	—	—	—	—
Totals	59	$4,916,375	50	$4,103,022
The following table allocates the amortized cost basis of our loans held for investment portfolio based on our property type classification (dollars in thousands):

	September 30, 2026			December 31, 2025
Property type	Number of loans	Amortized cost	Weighted average risk rating	Number of loans	Amortized cost	Weighted average risk rating
Multifamily	34	$2,642,433	3.0	28	$2,211,484	3.0
Industrial	11	1,071,966	3.0	8	715,816	3.0
Hotel	4	390,840	2.8	4	257,540	2.8
Office	5	334,111	3.1	5	441,157	3.1
Life Science	3	333,477	3.0	3	333,477	3.0
Mixed-Use	1	76,548	4.0	1	76,548	4.0
Self Storage	1	67,000	3.0	1	67,000	3.0
Totals	59	$4,916,375	3.0	50	$4,103,022	3.0
The weighted average risk rating of our loan portfolio was 3.0 as of September 30, 2026, unchanged from December 31, 2025.
During the three months ended September 30, 2026, we did not upgrade or downgrade any of our loans as part of our quarterly risk rating process. We assigned an initial risk rating of "3" to nine newly originated and acquired loans. We received repayment in full of one loan with a total unpaid principal balance of $106.0 million and a risk rating of 3.0 as of June 30, 2026. We converted to REO one multifamily loan with a risk rating of "4" as of June 30, 2026.
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
Allowance for Credit Losses
Our allowance for credit losses is influenced by the size and weighted average maturity date of our loans, loan quality, risk rating, delinquency status, loan-to-value ratio, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. During the three and nine months ended September 30, 2026, we recorded a decrease of $4.5 million and $1.3 million, respectively, in our allowance for credit losses resulting in an aggregate CECL reserve of $76.1 million at quarter-end. This decrease was primarily attributable to our loan conversion to REO during the quarter. This decrease was partially offset by an increase related to the net impact of our loan activity during the period and an increase due to changes to the macroeconomic assumptions employed in determining the general reserve. The allowance for credit losses reflects the impact of an uncertain macroeconomic environment, including ongoing concerns about growing geopolitical tensions and conflicts, the potential impact of market volatility and tariffs and the general level of forecasted interest rates. Additionally, the allowance for credit losses is impacted by loan specific property-level performance trends and local market fundamentals.
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
The following table presents the allowance for credit losses for loans held for investment (dollars in thousands):

	September 30, 2026
	Allowance for credit losses: loans held for investment	Unpaid principal balance	Allowance for credit losses: unfunded commitments	Unfunded commitments	Total commitments	Total basis points
General reserve	$73,955	$4,934,450	$2,188	$236,552	$5,168,717	147	bps
Specific reserve	—	—	—	—	—	—	bps
Total	$73,955	$4,934,450	$2,188	$236,552	$5,168,717	147	bps

Financing Arrangements
Our financing arrangements include (i) secured financing arrangements utilized to finance our investment portfolio, and (ii) corporate financing arrangements used to repay outstanding indebtedness and for other general corporate purposes.
As of September 30, 2026, non-mark-to-market financing sources accounted for 78.8% of our total borrowings. The remaining 21.2% of our total borrowings, comprised primarily of four secured credit agreements, are subject to credit marks only. As of September 30, 2026, we did not have any non-consolidated senior interests.
The following table summarizes our financing arrangements (dollars in thousands):

			Outstanding principal balance
			September 30, 2026			December 31, 2025
	Basis of margin calls(1)	Recourse percentage	Non-mark-to-market	Mark-to-market	Total	Non-mark-to-market	Mark-to-market	Total
Secured credit agreements
Goldman Sachs	Credit	25.0%	$—	$584,185	$584,185	$—	$369,767	$369,767
Wells Fargo(2)	Credit	25.0%	633,750	—	633,750	—	76,087	76,087
Barclays(3)	Credit	25.0%	—	—	—	—	—	—
Bank of America	Credit	25.0%	—	145,391	145,391	—	145,391	145,391
Citi(4)	Credit	25.0%	—	158,830	158,830	—	—	—
			633,750	888,406	1,522,156	—	591,245	591,245
Secured revolving credit facility
Syndicate lenders	None	100.0%	264,963	—	264,963	31,466	—	31,466

Asset-specific financings
HSBC Facility	None	20.0%	31,125	—	31,125	31,125	—	31,125
BMO Facility	None	25.0%	—	—	—	29,110	—	29,110
			31,125	—	31,125	60,235	—	60,235
Collateralized loan obligations
TRTX 2022-FL5	None	n.a	—	—	—	675,816	—	675,816
TRTX 2025-FL6	None	n.a	962,500	—	962,500	962,500	—	962,500
TRTX 2025-FL7	None	n.a	957,000	—	957,000	957,000	—	957,000
			1,919,500	—	1,919,500	2,595,316	—	2,595,316

Mortgage loans payable	None	n.a	60,310	—	60,310	31,200	—	31,200

Term Loan B	None	100.0%	400,000	—	400,000	—	—	—

Revolver	None	100.0%	—	—	—	—	—	—

Total indebtedness			$3,309,648	$888,406	$4,198,054	$2,718,217	$591,245	$3,309,462
Percentage of total indebtedness			78.8%	21.2%	100.0%	82.1%	17.9%	100.0%
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
The following table details our investment portfolio financing arrangements (dollars in thousands):

	Outstanding principal balance
	September 30, 2026	December 31, 2025
Collateralized loan obligations	$1,919,500	$2,595,316
Secured credit agreements	1,522,156	591,245
Asset-specific financing arrangements	31,125	60,235
Secured revolving credit facility	264,963	31,466
Mortgage loans payable	60,310	31,200
Total	$3,798,054	$3,309,462
All of our investment portfolio financing arrangements are floating rate indexed to Term SOFR except a single fixed-rate mortgage loan secured by an REO property in Houston, TX.
Secured Credit Agreements
As of September 30, 2026, aggregate borrowings outstanding under our secured credit agreements totaled $1.5 billion. As of September 30, 2026, the overall weighted average interest rate was the benchmark interest rate plus 1.61% per annum and the overall weighted average advance rate was 78.3%. As of September 30, 2026, outstanding borrowings under these arrangements had a weighted average term to extended maturity of 3.1 years assuming the exercise of all extension options and term-out provisions. These secured credit agreements are generally 25.0% recourse to Holdco.
The following table details our secured credit agreements as of September 30, 2026 (dollars in thousands):

Lender	Commitment amount(1)	UPB of collateral	Advance rate	Approved borrowings	Outstanding balance	Undrawn capacity(2)	Available capacity(3)	Wtd. avg. credit spread(4)	Extended maturity(5)
Goldman Sachs	$750,000	$781,103	78.3%	$596,850	$584,185	$12,665	$153,150	1.80%	11/17/31
Wells Fargo	850,000	963,402	77.5	702,331	633,750	68,581	147,669	1.54	05/12/28
Citi	500,000	200,923	80.0	160,738	158,830	1,908	339,262	1.38	06/30/28
Bank of America	200,000	186,943	80.0	149,554	145,391	4,163	50,446	1.38	06/06/29
Totals / weighted average	$2,300,000	$2,132,371	78.3%	$1,609,473	$1,522,156	$87,317	$690,527	1.61%
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
As of September 30, 2026, the weighted average haircut (which is equal to one minus the advance rate percentage against collateral for our secured credit agreements taken as a whole) was 21.7% compared to 21.2% as of December 31, 2025.
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

Secured Revolving Credit Facility
On February 22, 2022, we closed a $250.0 million secured revolving credit facility with a syndicate of five banks to provide interim funding of up to 180 days for newly originated and existing loans. During the fourth quarter of 2022, an additional lender was added to the facility, increasing the borrowing capacity to $290.0 million. During the first quarter of 2025, we amended the facility to extend the maturity by three years and increased the borrowing capacity to $375.0 million with a syndicate of seven lenders. This facility has a maturity of February 13, 2028, an interest rate of Term SOFR plus 2.00% that is payable monthly in arrears, and an unused fee of 15 or 20 basis points, depending upon whether utilization exceeds 50.0%. During the three and nine months ended September 30, 2026, the weighted average unused fee was 19 and 20 basis points, respectively. This facility is 100% recourse to Holdco. As of September 30, 2026, we pledged seven loan investments with an aggregate collateral principal balance of $382.6 million and had outstanding Term SOFR-based borrowings of $265.0 million.
Asset-Specific Financing Arrangements
As of September 30, 2026, we had two asset-specific financing arrangements with two third-party lenders and provide asset-specific financing on a non-mark-to-market basis with matched term. The BMO facility is 25% recourse to Holdco and the HSBC Facility is 20% recourse to Holdco. During the three months ended September 30, 2026, the financing associated with one of our loan conversions to REO, was converted from an asset-specific financing arrangement to a mortgage loan payable. Refer to Mortgage Loans Payable for further detail.
The following table details our asset-specific financing arrangements (dollars in thousands):

	September 30, 2026
	Financing						Collateral
Asset-specific financing	Count	Commitment amount	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. term(3)	Count	Outstanding principal balance	Amortized cost	Wtd. avg. term
HSBC Facility	1	$31,125	$31,125	$30,743	1.9%	3.9	1	$41,500	$41,234	3.9
BMO Facility	1	200,000	—	—	—%	—	—	—	—	—
Total / weighted average		$231,125	$31,125	$30,743	1.9%	3.9 years		$41,500	$41,234	3.9 years
_______________________
(1)Net of $0.4 million unamortized deferred financing costs.
(2)Collateral loan assets and related financings are indexed to Term SOFR.
(3)Borrowings are term-matched to the corresponding collateral loan asset. The weighted average term assumes all extension options of the collateral loan asset are exercised by the borrower.

Collateralized Loan Obligations
As of September 30, 2026, we had two collateralized loan obligations, TRTX 2025-FL7 and TRTX 2025-FL6, totaling $1.9 billion, financing $2.2 billion, or 44.4%, of our loans held for investment portfolio. As of September 30, 2026, our CRE CLOs provide low cost, non-mark-to-market, non-recourse financing for 45.7% of our financing arrangements. The collateralized loan obligations bear a weighted average interest rate of Term SOFR plus 1.75%, and have a weighted average advance rate of 87.3%. Each CRE CLO includes a reinvestment feature that allows us to contribute existing or new loan investments in exchange for proceeds from loan repayments held by the CRE CLOs.
The following table details the loan collateral and borrowings under our CRE CLOs (dollars in thousands):

	September 30, 2026
CRE CLOs	Count	Benchmark interest rate	Outstanding principal balance	Carrying value(1)	Wtd. avg. spread(2)	Wtd. avg. maturity(3)
TRTX 2025-FL6
Collateral loan investments	19	Term SOFR	1,100,000	1,087,004	3.05%	3.3
Financing provided	1	Term SOFR	962,500	956,171	1.83%	15.9
TRTX 2025-FL7
Collateral loan investments	21	Term SOFR	1,100,000	1,089,391	3.09%	3.2
Financing provided	1	Term SOFR	957,000	950,974	1.67%	16.7
Total
Collateral loan investments(4)	40	Term SOFR	$2,200,000	$2,176,395	3.07%	3.2 years
Financing provided(5)	2	Term SOFR	$1,919,500	$1,907,145	1.75%	16.3 years
________________________________
(1)Includes loan amounts held in the Company's CRE CLOs and excludes other REO investments of $86.7 million held within the Sub-REIT.
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
(4)Collateral loan investment assets of FL6 and FL7 represent 22.3% and 22.1%, respectively, of the aggregate unpaid principal balance of our loans held for investment portfolio as of September 30, 2026.
(5)During the three months ended September 30, 2026, we recognized interest expense of $27.7 million, which includes $1.2 million of discount and deferred financing cost amortization. During the nine months ended September 30, 2026, we recognized interest expense of $96.0 million, which includes $3.5 million of discount and deferred financing cost amortization.
During the nine months ended September 30, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL7, seven times, recycling $26.2 million of principal payments received. During the nine months ended September 30, 2026, we utilized our eligible reinvestment feature related to TRTX 2025-FL6 six times, recycling $156.6 million of principal payments received. The reinvestment periods for TRTX 2025-FL6 and TRTX 2025-FL7 will end on September 18, 2027 and May 18, 2028, respectively.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for details about our CRE CLO reinvestment feature.
Mortgage Loans Payable
Through a wholly owned special purpose subsidiary, we are the borrower under a $31.2 million mortgage loan secured by a deed of trust against an REO asset. The first mortgage loan was provided by an institutional lender, has an interest-only five-year term with a maturity date of July 6, 2028 and bears interest at a rate of 7.7%. As of September 30, 2026, the carrying value of the loan was $30.9 million.
Through a wholly owned special purpose subsidiary, we are the borrower under a $29.1 million mortgage loan secured by a perfected first priority interest of an REO asset. The first mortgage loan was provided by BMO Harris Bank, who served as the previous asset-specific financing lender, as a result of the loan's conversion to REO. The loan is 25% recourse pursuant to a guarantee which is subject to full release upon certain conditions being met. The first mortgage loan has a term of three years with a maturity of August 15, 2029 with a 12-month extension option at our election subject to mutually agreed terms. The first mortgage loans bears interest at a rate of Term SOFR plus 2.0%, and is full accrual and payable only subject to certain terms and conditions. For the three months ended September 30, 2026, there was no interest incurred or payable. As of September 30, 2026, the carrying value of the loan was $29.0 million.

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
As of September 30, 2026, there are no non-consolidated senior interests or retained mezzanine loans outstanding.
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
September 30, 2026
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
We were in compliance with all financial covenants for our financing arrangements to the extent of outstanding balances as of September 30, 2026 and December 31, 2025, respectively.
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

Floating Rate Loan Portfolio
Our business model seeks to minimize our exposure to changing interest rates by match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors in our mortgage loan investment portfolio. As of September 30, 2026, 99.8% of our loan investments by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in $1.2 billion of net floating rate exposure, subject to the impact of interest rate floors on all our floating rate loans and less than 13.0% of our floating rate liabilities. The weighted average interest rate floor on the mortgage loan investment portfolio was 2.62% and the weighted average interest rate floor on the liabilities was 0.07% as of September 30, 2026. Subject to the specific footnote disclosures in the preceding tables describing our revolving credit facilities, secured financing arrangements, asset-specific financing arrangements and CRE CLOs, and the table that follows, our liabilities are generally index-matched to each loan investment asset, resulting in a net exposure to movements in floating benchmark interest rates that varies based on the relative proportion of floating rate assets and liabilities.
The following table details the net floating rate exposure of our loan portfolio by unpaid principal balance as of September 30, 2026 (dollars in thousands):

Net exposure
Floating rate mortgage loan assets(1)	$4,923,967
Floating rate mortgage loan liabilities(1)(2)	(3,737,744)
Total floating rate mortgage loan exposure, net	$1,186,223
__________________________________
(1)As of September 30, 2026, all of our floating rate mortgage loan assets and all of our outstanding floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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

Interest-Earning Assets and Interest-Bearing Liabilities
The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Three Months Ended
	September 30, 2026			June 30, 2026
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,518,435	$82,339	7.3%	$4,079,681	$74,053	7.3%
Core interest-earning assets	$4,518,435	$82,339	7.3%	$4,079,681	$74,053	7.3%

Interest-bearing liabilities:
Collateralized loan obligations	$1,919,500	$27,687	5.8%	$2,214,021	$31,617	5.7%
Secured credit agreements	1,250,590	17,191	5.5%	942,475	12,977	5.5%
Secured revolving credit facility	148,061	2,584	7.0%	9,988	649	26.0%
Asset-specific financing arrangements	50,743	592	4.7%	60,235	915	6.1%
Mortgage loans payable	40,692	647	6.5%	31,200	634	8.1%
Term Loan B	400,000	6,902	6.9%	210,989	3,568	6.8%
Revolver	—	52	—%	—	27	—%
Total interest-bearing liabilities	$3,809,586	$55,655	5.8%	$3,468,908	$50,387	5.8%
Net interest income(3)		$26,684			$23,666

Other Interest-earning assets:
Cash equivalents	$81,694	$728	3.6%	$104,054	$692	2.7%
Accounts receivable from servicer/trustee	12,354	0	0.0%	131,337	3	0.0%
Total interest-earning assets	$4,612,483	$83,067	7.2%	$4,315,072	$74,748	6.9%
___________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2026. Calculated balances as the month-end averages.
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

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and interest expense, and financing costs and the corresponding weighted average yields for our loan portfolio (dollars in thousands):

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)	Average amortized cost(1)	Interest income / expense	Wtd. avg. yield / financing cost(2)
Core Interest-earning assets:
First mortgage loans	$4,245,036	$230,571	7.2%	$3,418,500	$215,819	8.4%
Core interest-earning assets	$4,245,036	$230,571	7.2%	$3,418,500	$215,819	8.4%

Interest-bearing liabilities:
Collateralized loan obligations	$2,233,430	$96,045	5.7%	$2,195,188	$106,220	6.5%
Secured credit agreements	962,597	39,448	5.5%	374,702	17,677	6.3%
Secured revolving credit facility	63,766	4,158	8.7%	121,404	7,075	7.8%
Asset-specific financing arrangements	57,036	2,369	5.5%	80,085	4,617	7.7%
Mortgage loans payable	34,399	1,935	7.5%	31,200	1,896	8.1%
Term Loan B	205,128	10,470	6.8%	—	—	—%
Revolver	—	79	—%	—	—	—%
Total interest-bearing liabilities	$3,556,356	$154,504	5.8%	$2,802,579	$137,485	6.5%
Net interest income(3)		$76,067			$78,334

Other Interest-earning assets:
Cash equivalents	$91,383	$2,094	3.1%	$185,415	$6,231	4.5%
Accounts receivable from servicer/trustee	54,935	11	0.0%	60,773	27	0.1%
Total interest-earning assets	$4,391,354	$232,676	7.1%	$3,664,688	$222,077	8.1%
____________________________________
(1)Based on amortized cost for loans held for investment and interest-bearing liabilities as of September 30, 2026. Calculated balances as the month-end averages.
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

Our Results of Operations
Operating Results
Comparison of the Three Months Ended September 30, 2026 and June 30, 2026
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026(2)	Variance
Interest income and interest expense
Interest income	$82,339	$74,053	$8,286
Interest expense	(55,655)	(50,387)	(5,268)
Net interest income	26,684	23,666	3,018
Other revenue
Other income, net	1,162	1,261	(99)
Revenue from real estate owned operations	8,078	9,081	(1,003)
Total other revenue	9,240	10,342	(1,102)
Other expenses
Professional fees	1,522	1,321	201
General and administrative	890	953	(63)
Stock compensation expense	1,254	2,080	(826)
Servicing and asset management fees	380	250	130
Management fee	5,326	5,342	(16)
Expenses from real estate owned operations	8,509	7,266	1,243
Total other expenses	17,881	17,212	669
Credit loss expense, net	(8,573)	(3,563)	(5,010)
Income before income taxes	9,470	13,233	(3,763)
Income tax expense, net	(104)	(101)	(3)
Net income	$9,366	$13,132	$(3,766)
Preferred stock dividends and participating securities' share in earnings	(3,546)	(3,778)	232
Net income attributable to common stockholders - see Note 12	$5,820	$9,354	$(3,534)
Other comprehensive income
Net income	$9,366	$13,132	$(3,766)
Comprehensive net income	$9,366	$13,132	$(3,766)
Earnings per common share, basic(1)	$0.08	$0.12	$(0.04)
Earnings per common share, diluted(1)	$0.08	$0.12	$(0.04)
Dividends declared per common share	$0.24	$0.24	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
(2)Additional information regarding our consolidated results of operations and financial performance for the three months ended June 30, 2026 can be found in our Quarterly Report on Form 10-Q for the three months ended June 30, 2026 filed with the SEC on July 28, 2026.
Net Interest Income
Net interest income increased by $3.0 million to $26.7 million during the three months ended September 30, 2026 compared to $23.7 million for the three months ended June 30, 2026. The increase was primarily attributable to an increase in interest income resulting from an increase in the outstanding balance of our investment loan portfolio. This increase was partially offset by an increase in interest expense resulting from an increase in the outstanding balance of our investment portfolio financing arrangements and a full quarter of interest expense related to the Term Loan B.
Other Revenue
Other revenue decreased $1.1 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to a decrease in revenue from real estate owned operations attributable to a historical tax credit earned at one of our REO properties during the three months ended June 30, 2026.

Other Expenses
Other expenses increased $0.7 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to an increase in expenses from REO operations of $1.2 million related to operating expenses at our REO properties. This increase was partially offset by a decrease in stock compensation of $0.8 million.
Credit Loss Expense, net
Credit loss expense, net increased by $5.0 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026. The increase was primarily due to a $8.6 million expense recorded during the three months ended September 30, 2026 compared to $3.6 million expense during the comparable period. Credit loss expense during the three months ended September 30, 2026 was primarily due to a net increase of $3.5 million resulting from loan origination and full loan repayment activity during the quarter and a net increase of $5.1 million related to changes to the macroeconomic environment and underlying collateral performance. Credit loss expense during the three months ended June 30, 2026 was primarily due to a net increase of $2.1 million resulting from loan origination and full loan repayment activity during the quarter and a net increase of $1.5 million related to changes to the macroeconomic environment and underlying collateral performance. See Notes 3 and 16 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses, risk ratings, and property type concentration risk.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the three month periods ended September 30, 2026 and June 30, 2026, we declared and paid cash dividends of $3.1 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the three months ended September 30, 2026, we declared cash dividends of $0.24 per common share, or $18.5 million. During the three months ended June 30, 2026, we declared cash dividends of $0.24 per common share, or $18.9 million.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations (dollars in thousands, except per share data):

	Nine Months Ended
	September 30, 2026	September 30, 2025	Variance
Interest income and interest expense
Interest income	$230,571	$215,819	$14,752
Interest expense	(154,504)	(137,485)	(17,019)
Net interest income	76,067	78,334	(2,267)
Other revenue
Other income, net	5,726	6,272	(546)
Revenue from real estate owned operations	25,447	26,466	(1,019)
Total other revenue	31,173	32,738	(1,565)
Other expenses
Professional fees	4,311	4,175	136
General and administrative	2,753	3,088	(335)
Stock compensation expense	5,390	5,405	(15)
Servicing and asset management fees	1,155	1,661	(506)
Management fee	15,983	15,584	399
Expenses from real estate owned operations	24,044	28,899	(4,855)
Total other expenses	53,636	58,812	(5,176)
Gain on sale of real estate owned, net	—	6,970	(6,970)
Credit loss expense, net	(11,850)	(2,594)	(9,256)
Income before income taxes	41,754	56,636	(14,882)
Income tax expense, net	(317)	(293)	(24)
Net income	$41,437	$56,343	$(14,906)
Preferred stock dividends and participating securities' share in earnings	(11,097)	(11,053)	(44)
Net income attributable to common stockholders - see Note 12	$30,340	$45,290	$(14,950)
Other comprehensive income
Net income	$41,437	$56,343	$(14,906)
Comprehensive net income	$41,437	$56,343	$(14,906)
Earnings per common share, basic(1)	$0.39	$0.57	$(0.18)
Earnings per common share, diluted(1)	$0.39	$0.56	$(0.17)
Dividends declared per common share	$0.72	$0.72	$—
___________________________________
(1)Basic and diluted earnings per common share are computed independently based on the weighted average shares of common stock outstanding. Diluted earnings per common share includes the impact of participating securities outstanding.
Net Interest Income
Net interest income decreased $2.3 million to $76.1 million during the nine months ended September 30, 2026 compared to $78.3 million for the nine months ended September 30, 2025. The decrease was primarily due to an increase in the average outstanding balance of the financing arrangements as well as a decline in the average index rate and credit spread, partially offset by an increase in the average outstanding balance of the loan portfolio. The weighted average strike interest rate on the interest rate floors embedded in our loans increased from 2.49% as of September 30, 2025 to 2.62% as of September 30, 2026.
Other Revenue
Other revenue decreased $1.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in operating revenue from seven properties held during the nine months ended September 30, 2026, compared to eight properties held during the nine months ended September 30, 2025.

Other Expenses
Other expenses decreased $5.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in expenses from REO operations of $4.9 million from seven properties held during the nine months ended September 30, 2026 compared to eight properties held during the nine months ended September 30, 2025. Additionally, servicing and asset management fees decreased by $0.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was partially offset by an increase in management fees of $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gain on Sale of Real Estate Owned, net
During the nine months ended September 30, 2025, we sold two office REO properties for net cash proceeds of $39.4 million and recognized a gain on sale of real estate owned, net of $7.0 million. We did not sell any REO during the nine months ended September 30, 2026.
Credit Loss Expense, net
Credit loss expense, net increased by $9.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to a $11.9 million expense recognized during the nine months ended September 30, 2026 compared to a $2.6 million expense recognized during the comparable period. Credit loss expense during the nine months ended September 30, 2026, was primarily due to a net increase of $5.7 million resulting from loan origination and full loan repayment activity and a net increase of $6.2 million related to changes to the macroeconomic environment and underlying collateral performance. Credit loss expense during the nine months ended September 30, 2025, was primarily due to a net increase of $4.5 million which reflects the impact of an uncertain macroeconomic environment, partially offset by a net decrease of $1.9 million related to our loan origination and repayment activity. See Note 3 to our Consolidated Financial Statements included in this Form 10-Q for additional details regarding our allowance for credit losses and risk ratings.
Preferred Stock Dividends and Participating Securities Share in Earnings
During each of the nine months ended September 30, 2026 and 2025, we declared and paid cash dividends of $9.4 million related to our Series C Preferred Stock.
Dividends Declared Per Common Share
During the nine months ended September 30, 2026, we declared cash dividends of $0.72 per common share, or $56.7 million. During the nine months ended September 30, 2025, we declared cash dividends of $0.72 per common share, or $58.5 million.

Liquidity and Capital Resources
Capitalization
We have capitalized our business to-date through, among other things, the issuance and sale of shares of our common stock, issuance of Series C Preferred Stock classified as permanent equity, issuance of Series B Preferred Stock treated as temporary equity, borrowings under secured credit agreements, secured revolving credit facilities, collateralized loan obligations, mortgage loan payable, asset-specific financings, the Term Loan B, the Revolver, and non-consolidated senior interests. As of September 30, 2026, we had 75.8 million shares of common stock outstanding representing $0.8 billion of stockholders’ equity, and $4.2 billion of outstanding borrowings used to finance our investments and operations.
See Notes 5, 6 and 7 to our Consolidated Financial Statements included in this Form 10-Q for details regarding our borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financings, collateralized loan obligations, the Term Loan B and the Revolver.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our Debt-to-Equity ratio and Total Leverage ratio:

	September 30, 2026	December 31, 2025
Debt-to-equity ratio(1)	3.64x	3.02x
Total leverage ratio(2)	4.03x	3.02x
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
Our current sources of near-term liquidity are set forth in the following table (dollars in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$70,826	$87,613
Secured credit agreements	87,317	21,433
Secured revolving credit facility	22,000	30,000
Asset-specific financing arrangements	—	—
Collateralized loan obligation proceeds held at trustee	11,491	3,976
Revolver	100,000	—
Total	$291,634	$143,022
Our existing loan portfolio may provide us with liquidity as loans are repaid or sold, in whole or in part, of which some proceeds may be included in accounts receivable from our servicers until released and the proceeds from such repayments become available for us to reinvest. For the nine months ended September 30, 2026, loan repayments totaled $517.6 million. We held unencumbered loan investments with an aggregate unpaid principal balance of $187.2 million that are eligible to pledge under our existing financing arrangements. We also hold seven REO properties with an aggregate carrying value of $266.7 million. Two of our REO properties are financed and the remaining five properties are unencumbered and thus create financing capacity. Additionally, proceeds from the sale of REO properties may provide us with liquidity.

Uses of Liquidity
In addition to our ongoing loan activity, our primary liquidity needs include interest and principal payments under our $4.2 billion of outstanding borrowings under secured credit agreements, a secured revolving credit facility, asset-specific financing arrangements, collateralized loan obligations, the Term Loan B, and the Revolver, the repurchase or deleveraging of loans, $236.6 million of unfunded loan commitments on our loans held for investment, dividend distributions to our preferred and common stockholders, operating expenses, and repurchases of shares of our common stock pursuant to a share repurchase program that our board of directors approved on October 26, 2026.
Consolidated Cash Flows
Our primary cash flow activities involve actively managing our investment portfolio, originating primarily floating rate, first mortgage loan investments, and periodically accessing the private and public equity and debt capital markets to raise cash to fund new investments or the repayment of indebtedness.
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash balances (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$60,528	$65,704
Cash flows used in investing activities	(863,520)	(428,259)
Cash flows provided by financing activities	785,816	266,531
Net change in cash, cash equivalents, and restricted cash	$(17,176)	$(96,024)
Operating Activities
During the nine months ended September 30, 2026 and 2025, cash flows provided by operating activities totaled $60.5 million and $65.7 million, respectively, primarily related to the change in accrued expenses and other assets during the period.
Investing Activities
During the nine months ended September 30, 2026, cash flows used in investing activities totaled $863.5 million primarily due to new loan originations of $1.3 billion, advances on loans of $100.1 million, and capital expenditures related to real estate owned of $7.1 million, partially offset by loan repayments of $510.1 million and cash assumed from conversion of loans held for investment to real estate owned of $0.2 million. During the nine months ended September 30, 2025, cash flows used in investing activities totaled $428.3 million primarily due to new loan originations of $928.2 million, advances on loans of $30.2 million, and capital expenditures related to real estate owned of $2.6 million, partially offset by loan repayments of $493.3 million and proceeds from the sale of real estate owned of $39.4 million.
Financing Activities
During the nine months ended September 30, 2026, cash flows provided by financing activities totaled $785.8 million primarily due to the issuance of the Term Loan B of $399.0 million, borrowings on our secured financing agreements of $1.8 billion, and proceeds from a mortgage loan payable of $29.1 million, partially offset by repayments of CRE CLO liabilities of $675.8 million as a result of the redemption of TRTX 2022-FL5 and repayment of underlying loans, payments on secured financing agreements of $588.9 million, payments on asset-specific financing arrangements of $29.1 million, payment of dividends on our common stock and Series C Preferred Stock of $66.9 million, and payments to retire common stock of $24.6 million. During the nine months ended September 30, 2025, cash flows provided by financing activities totaled $266.5 million primarily due to $960.1 million of net proceeds from the issuance of TRTX 2025-FL6, borrowings on our secured financing agreements of $810.4 million, partially offset by repayments on CRE CLO liabilities of $415.3 million as a result of the redemption of TRTX 2019-FL3 and repayment of underlying loans, payments on secured financing agreements of $901.2 million, payments on asset-specific financing arrangements of $157.4 million, payment of dividends on our common stock and Series C Preferred Stock of $68.8 million, and payments to retire common stock of $25.0 million.
See Note 5 to our Consolidated Financial Statements included in this Form 10-Q for additional details related to our CRE CLO financing activities.

Material Cash Requirements
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2026 were as follows (dollars in thousands):

	Total obligation	Payment timing
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Unfunded loan commitments(1)	$236,552	$26,740	$138,219	$71,593	$—
Collateralized loan obligations—principal(2)	1,919,500	—	181,532	1,645,542	92,426
Secured credit agreements—principal(3)	1,522,156	—	937,972	—	584,184
Secured revolving credit facility—principal(3)	264,963	—	264,963	—	—
Asset-specific financing arrangements—principal(4)	31,125	—	—	31,125	—
Mortgage loans payable—principal	60,310	—	60,310	—	—
Term Loan B—principal	400,000	3,000	8,000	8,000	381,000
Collateralized loan obligations—interest(5)	426,221	110,242	214,153	101,681	145
Secured credit agreements—interest(5)	266,329	85,238	108,854	67,693	4,544
Secured revolving credit facility—interest(5)	21,802	15,884	5,918	—	—
Asset-specific financing arrangements—interest(5)	7,237	1,834	3,669	1,734	—
Mortgage loans payable—interest	4,290	2,428	1,862	—	—
Term Loan B—interest(5)	176,458	26,919	53,027	51,946	44,566
Total	$5,336,943	$272,285	$1,978,479	$1,979,314	$1,106,865
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
(5)Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements, asset-specific financing arrangements, collateralized loan obligations, Term Loan B and Revolver and the interest rates in effect as of September 30, 2026 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time. Our floating rate loans and our related liabilities are indexed to Term SOFR.
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
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. During the nine months ended September 30, 2026, our Manager did not earn an incentive management fee. See Note 11 to our Consolidated Financial Statements included in this Form 10-Q for additional terms and details of the fees payable under our Management Agreement.

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
On September 17, 2026, our Board of Directors declared and approved a cash dividend of $0.24 per share of common stock, or $18.5 million in the aggregate, for the third quarter of 2026. The common stock dividend was paid on October 23, 2026 to the holders of record of our common stock as of September 28, 2026.
On September 8, 2026, our Board of Directors declared a cash dividend of $0.3906 per share of Series C Preferred Stock, or $3.1 million in the aggregate, for the third quarter of 2026. The Series C Preferred Stock dividend was paid on September 30, 2026 to the preferred stockholders of record as of September 18, 2026.
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
For the nine months ended September 30, 2026 and 2025, common stock dividends in the amount of $56.7 million and $58.5 million, respectively, were declared and approved.
As of September 30, 2026 and December 31, 2025, common stock dividends of $18.5 million and $19.4 million, respectively, were unpaid and are reflected in dividends payable on our consolidated balance sheets.

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
Significant judgment is required when estimating future credit losses and, as a result, actual losses over time could be materially different. During the three and nine months ended September 30, 2026, we recognized a decrease of $4.5 million and $1.3 million, respectively, to our allowance for credit losses. The credit loss allowance was $76.1 million as of September 30, 2026. During the three and nine months ended September 30, 2026, we recognized $8.6 million of credit loss expense, net and $11.9 million of credit loss expense, net, respectively.

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

Loan Portfolio Details
The following table provides details with respect to our loans held for investment portfolio on a loan-by-loan basis as of September 30, 2026 (dollars in millions, except loan per square foot/unit):

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
First mortgage loans(1)
1	Senior Loan(9)	11/25/2025	$285.0	$273.5	$272.4	S + 2.6%	S + 2.8%	Floating	12/9/2030	New York City, NY	Multifamily	Bridge	$602,537 Unit	69.5%	3
2	Senior Loan(10)	7/28/2022	256.3	254.3	254.3	S + 3.6%	S + 3.7%	Floating	8/9/2027	San Jose, CA	Multifamily	Bridge	$444,646 Unit	75.9%	3
3	Senior Loan	6/26/2026	222.6	210.4	210.4	S + 2.6%	S + 2.9%	Floating	7/9/2031	Various, Various	Industrial	Bridge	$68 Sq ft	58.7%	3
4	Senior Loan	9/24/2026	212.0	154.4	152.3	S + 4.1%	S + 4.5%	Floating	10/9/2031	San Francisco, CA	Office	Moderate Transitional	$364 Sq ft	69.6%	3
5	Senior Loan	5/5/2021	194.5	194.5	194.5	S + 3.4%	S + 3.5%	Floating	5/9/2028	Daly City, CA	Life Science	Moderate Transitional	$492 Sq ft	63.1%	3
6	Senior Loan	4/13/2026	175.4	175.4	175.4	S + 3.0%	S + 3.2%	Floating	5/9/2031	Boston, MA	Hotel	Bridge	$613,287 Unit	65.4%	3
7	Senior Loan(11)	6/30/2025	173.0	163.7	163.7	S + 2.7%	S + 3.0%	Floating	7/9/2030	Los Angeles, CA	Multifamily	Bridge	$364,211 Unit	72.1%	3
8	Senior Loan	10/10/2025	150.5	137.3	136.2	S + 2.7%	S + 2.9%	Floating	10/9/2031	McDonough, GA	Industrial	Light Transitional	$65 Sq ft	62.8%	3
9	Senior Loan(12)	6/26/2025	144.2	138.7	137.9	S + 3.2%	S + 3.4%	Floating	7/9/2030	Various, Various	Industrial	Bridge	$80 Sq ft	62.8%	3
10	Senior Loan	12/31/2024	129.0	116.3	115.7	S + 3.4%	S + 3.7%	Floating	1/9/2030	Various, Various	Industrial	Light Transitional	$215 Sq ft	55.3%	3
11	Senior Loan	9/22/2026	126.2	112.2	112.2	S + 2.9%	S + 3.2%	Floating	10/9/2031	Various, NJ	Multifamily	Bridge	$167,152 Unit	70.7%	3
12	Senior Loan	11/13/2024	113.0	110.0	109.7	S + 3.3%	S + 3.6%	Floating	12/9/2029	Various, Various	Multifamily	Bridge	$112,214 Unit	64.6%	3
13	Senior Loan	9/24/2026	110.0	110.0	108.9	S + 2.4%	S + 2.7%	Floating	10/9/2031	Stafford, TX	Multifamily	Bridge	$150,479 Unit	75.0%	3
14	Senior Loan	8/28/2025	101.5	101.5	100.9	S + 3.8%	S + 4.1%	Floating	9/9/2030	Nashville, TN	Hotel	Bridge	$331,699 Unit	67.7%	3
15	Senior Loan	11/26/2025	98.5	93.7	93.1	S + 2.5%	S + 2.8%	Floating	12/9/2030	San Antonio, TX	Multifamily	Bridge	$278,249 Unit	66.1%	3
16	Senior Loan	11/26/2025	97.0	84.1	83.5	S + 3.1%	S + 3.5%	Floating	12/9/2030	Glendale, AZ	Industrial	Moderate Transitional	$84 Sq ft	46.9%	3
17	Senior Loan	12/19/2025	96.5	83.8	83.2	S + 2.6%	S + 2.9%	Floating	1/9/2031	Myerstown, PA	Industrial	Light Transitional	$82 Sq ft	54.8%	3
18	Senior Loan	7/3/2024	96.0	96.0	95.8	S + 3.1%	S + 3.4%	Floating	7/9/2029	Phoenix, AZ	Multifamily	Bridge	$209,150 Unit	68.6%	3
19	Senior Loan	12/30/2025	95.2	94.3	94.3	S + 2.6%	S + 2.9%	Floating	1/9/2031	San Antonio, TX	Multifamily	Bridge	$253,733 Unit	68.8%	3
20	Senior Loan	12/9/2021	94.0	93.0	93.0	S + 3.9%	S + 4.2%	Floating	12/9/2026	Los Angeles, CA	Multifamily	Light Transitional	$209,258 Unit	78.1%	3
21	Senior Loan	6/14/2021	92.6	92.6	92.6	S + 3.2%	S + 3.5%	Floating	7/9/2027	Hayward, CA	Life Science	Moderate Transitional	$250 Sq ft	49.7%	3
22	Senior Loan	11/21/2022	87.0	79.6	79.6	S + 5.3%	S + 5.6%	Floating	12/9/2027	Dallas, TX	Office	Moderate Transitional	$100 Sq ft	60.8%	3
23	Senior Loan	1/30/2026	81.0	78.6	77.9	S + 2.7%	S + 3.0%	Floating	2/9/2031	Dallas, TX	Multifamily	Bridge	$187,500 Unit	65.1%	3
24	Senior Loan	12/20/2018	78.8	76.5	76.5	S + 1.8%	S + 2.0%	Floating	1/9/2028	Torrance, CA	Mixed-Use	Moderate Transitional	$218 Sq ft	61.1%	4
25	Senior Loan(13)	8/7/2026	75.0	71.1	70.5	S + 2.6%	S + 2.7%	Floating	7/9/2031	Various, Various	Industrial	Bridge	$171 Sq ft	64.9%	3
26	Senior Loan	7/28/2026	72.0	72.0	71.7	S + 2.5%	S + 2.8%	Floating	8/9/2031	Lewis Center, OH	Multifamily	Bridge	$176,471 Unit	74.7%	3
27	Senior Loan	6/18/2025	71.5	70.6	70.2	S + 2.7%	S + 3.0%	Floating	7/9/2030	Charlottesville, VA	Multifamily	Bridge	$314,978 Unit	66.9%	3
28	Senior Loan	4/29/2025	70.0	70.0	69.9	S + 2.9%	S + 3.2%	Floating	5/9/2030	Minneapolis, MN	Multifamily	Bridge	$202,312 Unit	67.0%	3
29	Senior Loan	6/6/2025	68.0	65.5	65.1	S + 2.8%	S + 3.1%	Floating	6/9/2030	Lauderhill, FL	Multifamily	Bridge	$167,901 Unit	70.7%	3
30	Senior Loan	6/24/2026	68.0	66.6	66.0	S + 2.9%	S + 3.2%	Floating	7/9/2031	Dallas, TX	Multifamily	Bridge	$226,667 Unit	69.5%	3
31	Senior Loan	2/26/2026	67.4	60.3	59.9	S + 2.8%	S + 3.1%	Floating	3/9/2031	Portland, OR	Industrial	Light Transitional	$92 Sq ft	60.0%	3
32	Senior Loan	7/26/2022	67.0	67.0	67.0	S + 4.2%	S + 4.5%	Floating	8/9/2027	Various, Various	Self Storage	Light Transitional	$166 Sq ft	66.2%	3
33	Senior Loan	11/30/2021	65.6	64.8	64.8	S + 3.5%	S + 3.9%	Floating	12/9/2026	St. Louis, MO	Multifamily	Moderate Transitional	$158,838 Unit	69.3%	3
34	Senior Loan	9/30/2025	65.4	57.6	57.1	S + 2.7%	S + 3.0%	Floating	10/9/2030	Passaic, NJ	Industrial	Bridge	$221 Sq ft	55.2%	3
35	Senior Loan	8/22/2025	64.0	62.7	62.3	S + 3.3%	S + 3.6%	Floating	9/9/2030	Various, Various	Industrial	Bridge	$42 Sq ft	60.1%	3
36	Senior Loan	9/13/2024	63.0	63.0	62.9	S + 3.5%	S + 3.8%	Floating	10/9/2029	Calistoga, CA	Hotel	Bridge	$630,000 Unit	48.5%	2

Loan #	Form of investment	Origination or acquisition date(2)	Total loan	Principal balance	Amortized cost(3)	Interest rate	All-in yield(4)	Fixed / floating	Extended maturity(5)	City / state	Property type	Loan type	Loan per SQFT / unit	LTV(6)	Risk rating(7)
37	Senior Loan	11/3/2023	62.0	62.0	62.0	S + 3.5%	S + 3.8%	Floating	11/9/2028	Stamford, CT	Multifamily	Moderate Transitional	$254,098 Unit	66.1%	2
38	Senior Loan(14)	9/1/2022	61.5	61.5	61.5	S + 2.9%	S + 1.8%	Floating	10/9/2026	Raleigh, NC	Multifamily	Bridge	$188,650 Unit	66.2%	3
39	Senior Loan	4/21/2025	61.0	61.0	60.7	S + 2.8%	S + 3.1%	Floating	5/9/2030	Atlanta, GA	Multifamily	Bridge	$255,230 Unit	69.1%	3
40	Senior Loan	8/14/2026	61.0	53.8	53.2	S + 2.8%	S + 3.1%	Floating	9/9/2031	Miami, FL	Multifamily	Bridge	$214,035 Unit	62.6%	3
41	Senior Loan	12/29/2025	58.3	55.5	55.3	S + 2.4%	S + 2.8%	Floating	7/9/2030	Fairfield, CA	Industrial	Light Transitional	$96 Sq ft	66.6%	3
42	Senior Loan	8/28/2026	54.5	54.5	54.0	S + 2.5%	S + 2.8%	Floating	9/9/2031	Salt Lake City, UT	Multifamily	Bridge	$262,019 Unit	72.5%	3
43	Senior Loan	10/24/2025	54.0	53.8	53.4	S + 3.2%	S + 3.5%	Floating	11/9/2030	Sunbury, OH	Multifamily	Bridge	$180,000 Unit	63.2%	3
44	Senior Loan	6/6/2025	52.1	52.1	51.8	S + 2.8%	S + 3.1%	Floating	6/9/2030	Wesley Chapel, FL	Multifamily	Bridge	$180,903 Unit	67.3%	3
45	Senior Loan	1/17/2024	51.3	48.6	48.5	S + 3.1%	S + 3.4%	Floating	2/9/2029	Albuquerque, NM	Multifamily	Light Transitional	$149,128 Unit	71.7%	2
46	Senior Loan	12/20/2017	51.0	51.7	51.7	S + 4.9%	S + 5.3%	Floating	12/31/2026	New Orleans, LA	Hotel	Bridge	$217,949 Unit	59.9%	3
47	Senior Loan	6/2/2021	48.6	48.6	48.6	S + 3.9%	S + 4.2%	Floating	12/9/2026	Fort Lauderdale, FL	Office	Light Transitional	$187 Sq ft	71.0%	3
48	Senior Loan	7/29/2025	48.3	48.3	48.0	S + 2.8%	S + 3.1%	Floating	8/9/2030	Charlotte, NC	Multifamily	Bridge	$197,787 Unit	76.0%	3
49	Senior Loan(15)	3/30/2018	46.9	43.6	43.6	S + 5.5%	S + 5.9%	Floating	12/15/2026	Honolulu, HI	Office	Light Transitional	$147 Sq ft	57.9%	4
50	Senior Loan	8/26/2021	46.4	46.4	46.4	S + 3.4%	S + 3.6%	Floating	9/9/2028	San Diego, CA	Life Science	Moderate Transitional	$545 Sq ft	72.1%	3
51	Senior Loan	10/24/2025	46.0	44.6	44.3	S + 3.2%	S + 3.5%	Floating	11/9/2030	Columbus, OH	Multifamily	Bridge	$226,601 Unit	63.8%	3
52	Senior Loan	8/28/2024	45.0	43.3	43.2	S + 2.9%	S + 3.1%	Floating	9/9/2029	Bakersfield, CA	Multifamily	Light Transitional	$180,723 Unit	72.9%	3
53	Senior Loan	8/27/2026	40.0	40.0	39.6	S + 2.5%	S + 2.8%	Floating	9/9/2031	Minneapolis, MN	Multifamily	Bridge	$333,333 Unit	68.6%	3
54	Senior Loan	3/28/2024	33.3	33.1	33.1	S + 2.5%	S + 4.2%	Floating	7/9/2027	Mesa, AZ	Multifamily	Bridge	$170,082 Unit	72.9%	3
55	Senior Loan	1/19/2024	31.0	30.3	30.2	S + 2.6%	S + 2.9%	Floating	9/9/2030	Castle Rock, CO	Multifamily	Bridge	$303,922 Unit	63.7%	3
56	Senior Loan	8/23/2022	30.6	30.1	30.1	S + 4.0%	S + 4.8%	Floating	9/9/2027	Marietta, GA	Multifamily	Light Transitional	$125,392 Unit	68.5%	3
57	Senior Loan	6/29/2022	24.5	24.0	24.0	S + 3.9%	S + 4.1%	Floating	11/9/2027	San Antonio, TX	Multifamily	Light Transitional	$107,456 Unit	75.5%	3
58	Senior Loan	8/27/2026	22.0	22.0	21.8	S + 2.5%	S + 2.8%	Floating	9/9/2031	Ft. Worth, TX	Multifamily	Bridge	$200,000 Unit	64.5%	3
59	Senior Loan	10/27/2021	12.9	10.1	10.1	S + 3.5%	S + 3.8%	Floating	11/9/2026	Longmont, CO	Office	Moderate Transitional	$37 Sq ft	70.6%	3
Subtotal / weighted average(8)			$5,168.7	$4,934.5	$4,916.4	S +3.1%	S +3.4%		3.3 years					65.9%	3.0
Total / weighted average(8)			$5,168.7	$4,934.5	$4,916.4	S +3.1%	S +3.4%		3.3 years					65.9%	3.0
_______________________________
*    Numbers presented may not foot due to rounding.
(1)First mortgage loans are whole mortgage loans unless otherwise noted.
(2)Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3)Represents unpaid principal balance net of unamortized costs.
(4)In addition to the interest rate, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, and accrual of both extension and exit fees. All-in yield for our loan assets and total loan portfolio excludes the applicable floating benchmark interest rate as of September 30, 2026 and excludes the impact of our interest rate floors and borrower interest rate caps.
(5)Extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date. As of September 30, 2026, based on unpaid principal balance, 59.5% of our loans were subject to yield maintenance or other prepayment restrictions and 40.5% were open to repayment by the borrower without penalty.
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
(8)Represents the weighted average of the credit spread as of September 30, 2026 for the loans, 99.8% of which are floating rate.

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
(11)Metrics exclude a 25% principal recourse guarantee.
(12)This loan represents a 56.7% pari passu participation interest in a first mortgage loan, that was co-originated by us and a third-party.
(13)This loan represents a 20.5% pari passu participation interest in a first mortgage loan, that was co-originated by us and a third-party.
(14)This loan was originated by a third-party on June 9, 2021 and acquired by us on September 1, 2022.
(15)This loan is comprised of a first mortgage loan of $42.4 million and a subordinate loan of $4.5 million, both of which we own. The first mortgage loan carries an interest rate of S+3.76% and the subordinate loan has a fixed 18% interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investment Portfolio Risks
Interest Rate Risk
Our business model seeks to minimize our exposure to changing interest rates by matching duration of our assets and liabilities and match-indexing our assets using the same, or similar, benchmark indices. Accordingly, rising interest rates will generally increase our net interest income, while declining interest rates will generally decrease our net interest income, subject to the impact of interest rate floors embedded in substantially all of our loans. As of September 30, 2026, the weighted average interest rate floor for our loan portfolio was 2.62%. As of September 30, 2026, 99.8% of our loans by unpaid principal balance earned a floating rate of interest, subject to the impact of embedded interest rate floors, and were financed with liabilities that require interest payments based on floating rates. As of September 30, 2026, less than 13.0% of our floating rate liabilities contain an interest rate floor greater than zero. The weighted average interest rate floor for our floating rate mortgage loan liabilities was 0.07% as of September 30, 2026.
The following table illustrates the impact on our interest income and interest expense, for the twelve-month period following September 30, 2026, of an immediate increase or decrease in the underlying benchmark interest rate of 25, 50 and 75 basis points on our existing floating rate loans held for investment portfolio and related liabilities (dollars in thousands):

Assets (liabilities) subject to interest rate sensitivity(1)(2)	Net exposure	Income (expense) subject to interest rate sensitivity	25 Basis Point		50 Basis Point		75 Basis Point
			Increase	Decrease	Increase	Decrease	Increase	Decrease
Floating rate mortgage loan assets	$4,923,967	Interest income	$12,265	$(12,181)	$24,575	$(24,162)	$36,885	$(34,938)
Floating rate mortgage loan liabilities	(3,737,744)	Interest expense	(9,344)	9,344	(18,689)	18,689	(28,033)	28,033
Total floating rate mortgage loan exposure, net	$1,186,223	Total change in net interest income	$2,921	$(2,837)	$5,886	$(5,473)	$8,852	$(6,905)
__________________________
(1)As of September 30, 2026, all of our floating rate mortgage loan assets and all of our floating rate mortgage loan liabilities were subject to Term SOFR as the benchmark interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings. See the “Litigation” section of Note 15 to the consolidated financial statements included in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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
The following table provides information about common stock purchases by or on behalf of us pursuant to our share repurchase program during the three months ended September 30, 2026:

Period beginning	Period ending	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar-value of shares that may yet be purchased under the programs
July 1, 2026	July 31, 2026	302,081	$8.34	302,081	$2,526,091	$6,805,706
August 1, 2026	August 31, 2026	719,737	7.90	1,021,818	5,701,774	1,103,932
September 1, 2026	September 30, 2026	141,200	7.80	1,163,018	1,103,915	17
Total/Average		1,163,018	$8.00		$9,331,780
________________________________
(1)On September 4, 2025, the Company announced that its Board of Directors had approved a share repurchase program (the "Program") pursuant to which the Company was authorized to repurchase up to $25.0 million of the Company's common stock, the remaining capacity of which was utilized during the three months ended September 30, 2026. During the three months ended September 30, 2026, the Company repurchased 1,163,018 shares of common stock under the Program, at a weighted average price of $8.00 per share, for total consideration (including commissions and related fees) of $9.3 million. As of September 30, 2026, the Company had no remaining capacity under the Program. On October 26, 2026, the Company's Board of Directors approved a new share repurchase program (the "New Program") pursuant to which the Company is authorized to repurchase up to $50.0 million of the Company's common stock. The New Program authorizes the repurchase of common stock from time to time on the open market or in privately negotiated transactions, including under 10b5-1 plans.
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

10.1
Indenture, dated as of October 2, 2026, by and among TRTX 2026-FL8 Issuer, Ltd., TRTX 2026-FL8 Co-Issuer, LLC, TRTX Master CLO Loan Seller, LLC, Wilmington Trust, National Association and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38156) filed on October 6, 2026)

10.2
Preferred Share Paying Agency Agreement, dated as of October 2, 2026, among TRTX 2026-FL8 Issuer, Ltd., Computershare Trust Company, National Association, and MaplesFS Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38156) filed on October 6, 2026)

10.3
Collateral Interest Purchase Agreement, dated as of October 2, 2026, among TRTX Master CLO Loan Seller, LLC, TRTX 2026-FL8 Issuer, Ltd., TPG RE Finance Trust Holdco, LLC and TPG RE Finance Trust CLO Sub-REIT (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38156) filed on October 6, 2026)

10.4
Collateral Management Agreement, dated as of October 2, 2026, between TRTX 2026-FL8 Issuer, Ltd. and TPG RE Finance Trust Management, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (001-38156) filed on October 6, 2026)

10.5
Servicing Agreement, dated as of October 2, 2026, by and among TRTX 2026-FL8 Issuer, Ltd., TPG RE Finance Trust Management, L.P., Wilmington Trust, National Association, Computershare Trust Company, National Association, TRTX Master CLO Loan Seller, LLC, Situs Asset Management LLC and Situs Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (001-38156) filed on October 6, 2026)

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

Date: October 26, 2026	TPG RE Finance Trust, Inc.

(Registrant)

/s/ Doug Bouquard
Doug Bouquard
Chief Executive Officer
(Principal Executive Officer)

/s/ Brandon Fox
Brandon Fox
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)